Form 10-K
period 1993-12-31
SOUTHWEST GAS CORP
filed 1994-03-30
CIK 92416

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      FOR THE TRANSITION PERIOD FROM                  TO

                         COMMISSION FILE NUMBER 1-7850

                           SOUTHWEST GAS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CALIFORNIA                                        88-0085720
       (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

          5241 SPRING MOUNTAIN ROAD
            POST OFFICE BOX 98510
              LAS VEGAS, NEVADA                                    89193-8510
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                         (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (702) 876-7237

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                               ON WHICH REGISTERED
           -------------------                              ---------------------
        Common Stock, $1 par value                      New York Stock Exchange, Inc.
                                                         Pacific Stock Exchange, Inc.

                SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
     9% DEBENTURES, SERIES A, DUE 2011              9 3/8% DEBENTURES, SERIES D, DUE 2017
     9% DEBENTURES, SERIES B, DUE 2011                10% DEBENTURES, SERIES E, DUE 2013
  8 3/4% DEBENTURES, SERIES C, DUE 2011             9 3/4% DEBENTURES, SERIES F, DUE 2002

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes  X   No
                ---     ---
    AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE
                                  REGISTRANT:

                         $360,103,421 at March 18, 1994

               THE NUMBER OF SHARES OUTSTANDING OF COMMON STOCK:

       Common Stock, $1 Par Value 21,027,937 shares as of March 18, 1994

                      DOCUMENTS INCORPORATED BY REFERENCE

             DESCRIPTION                     PART INTO WHICH INCORPORATED
             -----------                     ----------------------------
Proxy Statement dated March 31, 1994             III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                                        PAGE
                                                                                        ----
ITEM  1.   BUSINESS...................................................................    1
           Natural Gas Operations.....................................................    1
             General Description......................................................    1
             Properties...............................................................    2
             Rates and Regulation.....................................................    3
             Competition..............................................................    4
             Demand for Natural Gas...................................................    4
             Natural Gas Supply.......................................................    5
             Environmental Matters....................................................    6
             Employees................................................................    6
           Financial Services Activities..............................................    7
             General Description......................................................    7
             Lending Activities.......................................................    7
             Asset Quality............................................................   11
             Real Estate Development Activities.......................................   14
             Investment Activities....................................................   14
             Deposit Activities.......................................................   16
             Borrowings...............................................................   17
             Employees................................................................   18
             Competition..............................................................   18
             Properties...............................................................   18
             Regulation...............................................................   18
           Holding Company Matters....................................................   25
ITEM  2.   PROPERTIES.................................................................   26
ITEM  3.   LEGAL PROCEEDINGS..........................................................   26
ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................   26
                                          PART II
ITEM  5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS....................................................................   26
ITEM  6.   SELECTED FINANCIAL DATA....................................................   27
           Consolidated Selected Financial Statistics.................................   27
           Segment Data...............................................................   28
             Natural Gas Operations...................................................   28
             Financial Services.......................................................   29
ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS.................................................................   30
           Consolidated Capital Resources and Liquidity...............................   30
           Results of Consolidated Operations.........................................   31
           Recently Issued Accounting Pronouncements..................................   32

                                                                                        PAGE
                                                                                        ----
           Natural Gas Operations Segment.............................................   32
             Capital Resources and Liquidity..........................................   33
             Results of Natural Gas Operations........................................   34
             Rates and Regulatory Proceedings.........................................   36
             Take-or-Pay..............................................................   37
           Financial Services Segment.................................................   38
             Financial and Regulatory Capital.........................................   38
             Capital Resources and Liquidity..........................................   40
             Risk Management..........................................................   42
             Long-Term Strategic Business Plan........................................   50
             Results of Financial Services Operations.................................   51
ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................   58
           Consolidated Statements of Financial Position..............................   58
           Consolidated Statements of Income..........................................   59
           Consolidated Statements of Cash Flows......................................   60
           Consolidated Statements of Stockholders' Equity............................   61
           Notes to Consolidated Financial Statements.................................   62
           Note  1 -- Summary of Significant Accounting Policies......................   62
           Note  2 -- Summarized Financial Statement Data.............................   66
           Note  3 -- Debt Securities.................................................   73
           Note  4 -- Loans Receivable................................................   75
           Note  5 -- Real Estate.....................................................   76
           Note  6 -- Allowances for Estimated Credit Losses..........................   78
           Note  7 -- Deposits........................................................   79
           Note  8 -- Cash Equivalents and Securities Sold Under Repurchase
                      Agreements......................................................   79
           Note  9 -- Commitments and Contingencies...................................   81
           Note 10 -- Short-term Debt.................................................   82
           Note 11 -- Long-term Debt..................................................   83
           Note 12 -- Preferred and Preference Stocks.................................   85
           Note 13 -- Employee Postretirement Benefits................................   86
           Note 14 -- Income Taxes....................................................   89
           Note 15 -- Segment Information.............................................   92
           Note 16 -- Quarterly Financial Data (Unaudited)............................   93
           Note 17 -- Subsequent Event -- Arizona Pipe Replacement Program
                      Disallowances...................................................   94
           Report of Independent Public Accountants...................................   97
ITEM  9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................   98
                                          PART III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................   98
ITEM 11.   EXECUTIVE COMPENSATION.....................................................   99
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............   99
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................   99

                                                                                        PAGE
                                                                                        ----
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K...........  100
           List of Exhibits...........................................................  101
           Report of Independent Public Accountants on Schedules......................  104
           Schedule V    -- Property, Plant and Equipment.............................  105
           Schedule VI   -- Accumulated Depreciation and Amortization of Property,
                             Plant and Equipment......................................  106
           Schedule VIII -- Valuation and Qualifying Accounts.........................  107
           Schedule IX   -- Short-Term Borrowings.....................................  108
           Schedule X    -- Supplementary Income Statement Information................  109
SIGNATURES............................................................................  110
GLOSSARY OF TERMS.....................................................................  112

                                     PART I

ITEM 1. BUSINESS

     The registrant, Southwest Gas Corporation (the Company), is incorporated under the laws of the State of California effective March 10, 1931, and is comprised of two segments: natural gas operations and financial services. The natural gas operations segment (gas segment) includes natural gas transmission and distribution operations in Arizona, Nevada and California. The financial services segment consists of PriMerit Bank (the Bank), a wholly owned subsidiary, which operates principally in the thrift industry. See Selected Financial Data for financial information related to each business segment.

     The executive offices of the Company are located at 5241 Spring Mountain Road, P.O. Box 98510, Las Vegas, Nevada 89193-8510, telephone number (702) 876-7237.

                             NATURAL GAS OPERATIONS

GENERAL DESCRIPTION

     The Company is subject to regulation by the Arizona Corporation Commission
(ACC), the Public Service Commission of Nevada (PSCN) and the California Public Utilities Commission (CPUC). These commissions regulate public utility rates, practices, facilities and service territories in their respective states. The service areas certificated to the Company by the respective regulatory commissions having jurisdiction over it are exclusive. They remain exclusive unless the Company defaults on its obligations to provide adequate service and another utility can be found that is willing and able to supply the service. The CPUC also regulates the issuance of all securities by the Company, with the exception of short-term borrowings. Certain of the Company's accounting practices, transmission facilities and rates are subject to regulation by the Federal Energy Regulatory Commission (FERC).

     The Company purchases, transports and distributes natural gas to 932,000 residential, commercial and industrial customers in geographically diverse portions of Arizona, Nevada and California. There were 35,000 customers added to the system during 1993. The Company expects to add approximately 36,000 customers by the end of 1994. See Natural Gas Operations Segment -- Capital Resources and Liquidity of Management's Discussion and Analysis (MD&A) for discussion of capital requirements to meet this growth.

     The table below lists the Company's percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

                                                                        LARGE             ELECTRIC
                                                                     COMMERCIAL,         GENERATION,
                     FOR THE                   RESIDENTIAL AND      INDUSTRIAL AND       RESALE AND
                   YEAR ENDED                 SMALL COMMERCIAL          OTHER          TRANSPORTATION
                   ----------                 -----------------     --------------     ---------------
    December 31, 1993.......................          79%                  7%                 14%
    December 31, 1992.......................          80                   8                  12
    December 31, 1991.......................          78                   9                  13

     The volume of sales and transportation activity for electric utility generating plants varies greatly according to demand for electricity and the availability of alternative energy sources; however, it is not material in relation to the Company's earnings. In addition, the Company is not dependent on any one or a few customers to the extent that the loss of any one or several would have a significant adverse impact on the Company.

     Transportation of customer-secured gas to end-users on the Company's system continues to have a significant impact on the Company's throughput, accounting for 46 percent of total system throughput in 1993. Although the volumes were significant, these customers provide a much smaller proportionate share of the Company's operating margin as indicated in the table above. In 1993, there were 96 customers throughout the Company's service territories who utilized this service, transporting 725 million therms.

     The demand for natural gas is seasonal, and it is management's opinion that comparisons of earnings for interim periods do not reliably reflect overall trends and changes in the Company's operations. Also, earnings for interim periods can be significantly affected by the timing of general rate relief.

PROPERTIES

     The plant investment of the Company consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage plants, service lines, meters and regulators which comprise the pipeline systems and facilities located in and around the communities it serves. The Company also includes other properties such as land, buildings, furnishings, work equipment and vehicles in plant investment. In addition, the Company leases several properties, including a Liquefied Natural Gas (LNG) storage plant on its northern Nevada system and a portion of the corporate headquarters office complex located in Las Vegas, Nevada. See Note 9 of the Notes to Consolidated Financial Statements for additional discussion regarding these leases. Total gas plant, exclusive of leased property, at December 31, 1993, was $1.4 billion, including construction work in progress. It is the opinion of management that the properties of the Company are suitable and adequate for its purposes.

     Substantially all of the Company's gas mains and service lines are constructed across property owned by others under right-of-way grants obtained from the record owners thereof, on the streets and grounds of municipalities under authority conferred by franchises or otherwise, or on public highways or public lands under authority of various federal and state statutes. None of the Company's numerous county and municipal franchises are exclusive, and some are of limited duration. These franchises are renewed regularly as they expire, and the Company anticipates no serious difficulties in obtaining future renewals.

     With respect to the right-of-way grants, the Company has had continuous and uninterrupted possession and use of all such rights-of-way, and the associated gas mains and service lines, commencing with the initial stages of the construction of such facilities. Permits have been obtained from public authorities in certain instances to cross, or to lay facilities along, roads and highways. These permits typically are revocable at the election of the grantor, and the Company occasionally must relocate its facilities when requested to do so by the grantor. Permits have also been obtained from railroad companies to cross over or under railroad lands or rights-of-way, which in some instances require annual or other periodic payments and are revocable at the grantors' elections.

     The Company operates two major pipeline transmission systems: (i) a system owned by Paiute Pipeline Company (Paiute), a wholly owned subsidiary of the Company, extending from the Idaho-Nevada border to the Reno, Sparks and Carson City areas and communities in the Lake Tahoe area in both California and Nevada and other communities in northern and western Nevada; and (ii) a system extending from the Colorado River at the southern tip of Nevada to the Las Vegas distribution area.

     The Company's northern Nevada and northern California properties are referred to as the northern system. The Company serves various communities in northern Nevada including Carson City, Elko, Fallon, Fernley, Lovelock, Winnemucca and Yerington. The Company also provides service to the north Lake Tahoe area. In addition, the Company also owns a Liquefied Petroleum Gas (LPG) facility located near Reno, Nevada.

     The Arizona, southern Nevada and southern California properties of the Company are referred to as the southern system. The Company's service areas in Arizona include most of the central and southern areas of the state including Phoenix, Tucson, Yuma and surrounding communities. Service is provided in southern Nevada throughout the Las Vegas valley and Bullhead City. Communities served by the Company in southern California include Barstow, Big Bear, Needles and Victorville.

     The Company also owns a 35,000 acre site in northern Arizona which was acquired for the purpose of constructing an underground natural gas storage facility, known as the Pataya Gas Storage Project (Pataya), to serve its southern system. Based upon current studies and the continued restructuring of the natural gas industry, the Company believes that it will need an underground natural gas storage facility, such as Pataya, in the future to meet the needs of its customers on the southern system. In addition to the gas storage facility, the

Company is considering other opportunities for other portions of the site, such as the partial sale of its water rights. Other potential uses for the land include sites for solar generating facilities, cogeneration facilities and various other business ventures. Project costs of $11.1 million have been capitalized through December 1993 and include land acquisition and related development costs.

RATES AND REGULATION

     Rates that the Company is authorized to charge its distribution system customers are determined by the ACC, CPUC and PSCN in general rate cases and are derived using rate base, cost of service and cost of capital experienced in a historical test year, as adjusted in Arizona and Nevada, and projected for a future test year in California. The FERC regulates the northern Nevada transmission and LNG storage facilities of Paiute and the rates it charges for transportation of gas directly to certain end-users and to various local distribution companies (LDCs). The LDCs transporting on Paiute's system are:
Sierra Pacific Power Company (Reno and Sparks, Nevada), Washington Water Power Company (South Lake Tahoe, California) and Southwest Gas Corporation (North Lake Tahoe, California and various locations throughout northern Nevada).

     Rates charged to customers vary according to customer class and are fixed at levels allowing for the recovery of all prudently incurred costs, including a return on rate base sufficient to pay interest on debt and a reasonable return on equity. The Company's rate base consists generally of the original cost of utility plant in service, plus certain other assets such as working capital and inventories, less accumulated depreciation on utility plant in service, net deferred income tax liabilities, and certain other deductions. The Company's rate schedules in all of its service areas contain purchased gas adjustment
(PGA) clauses which permit the Company to adjust its rates as the cost of purchased gas changes. Generally, the Company's tariffs provide for annual adjustment dates for changes in purchased gas costs. However, the Company may request to adjust its rates more often than once each year, if conditions warrant. These changes have no significant impact on the Company's profit margin.

     Except for California, the Company is allowed to make a general rate case filing whenever management believes there is a need for additional rate relief. Within California, general rate case filings are required every three years, and attrition filings are made annually for the interim periods. The table below lists the docketed rate filings initiated and/or completed within each ratemaking area in 1993 and the first quarter of 1994:

                                                                                      MONTH
                                                                                   FINAL RATES
          RATEMAKING AREA              TYPE OF FILING         MONTH FILED           EFFECTIVE
- -----------------------------------  -------------------    ----------------    -----------------
ARIZONA:
  Central..........................  General rate case      September 1992      September 1993
  Southern.........................  General rate case      October 1993               --
CALIFORNIA:
  Northern & Southern..............  Attrition              November 1993       January 1994
  Northern & Southern..............  General rate case      January 1994               --
NEVADA:
  Northern & Southern..............  General rate case      March 1993          November 1993(1)
FERC:
  Paiute...........................  General rate case      October 1992               (2)
  Paiute...........................  Order No. 636          December 1992       November 1993
                                     Restructuring

- ---------------

(1) See Natural Gas Operations Segment -- Rates and Regulatory Proceedings of MD&A for a discussion of the Company's motion for reconsideration and the PSCN's decision to rehear several rate case issues.

(2) Interim rates reflecting the increased revenues became effective in April 1993. However, the rates are subject to refund until a final order is issued.

     See Natural Gas Operations Segment - Rates and Regulatory Proceedings of MD&A for a discussion of each of the Company's recent rate filings.

COMPETITION

     Electric utilities are the Company's principal competitors for the residential and small commercial markets throughout the Company's service areas. Competition for space heating, general household and small commercial energy needs generally occurs at the initial installation phase when the customer typically makes the decision as to which type of equipment to install and operate. The customer will generally continue to use the chosen energy source for the life of the equipment due to its relatively high replacement cost. As a result of its success in these markets, the Company has experienced consistent growth among the residential and small commercial customer classes.

     Unlike residential and small commercial customers, certain large commercial, industrial and electric generation customers have the capability to switch to alternative energy sources. Rates for these customers are set at levels competitive with alternative energy sources such as fuel oils and coal. The Company has been able to maintain the maximum allowable prices for most of its alternate fuel capable customers. As a result of the Company's continued success in these competitive situations, management does not anticipate any material adverse impact on its operating margin. The Company maintains no backlog on its orders for gas service.

     The Company continues to compete with interstate transmission pipeline companies, such as El Paso Natural Gas Company (El Paso) and Kern River Gas Transmission Company (Kern River), to provide service to end-users. End-use customers located in close proximity to these interstate pipelines pose a potential bypass threat and, therefore, require the Company to closely monitor each customer's situation and provide competitive service in order to retain the customer. The Company has experienced no significant financial impact to date from the threat of bypass, although industry restructuring as a result of the capacity release provisions of FERC Order No. 636 could increase the viability of enduse customer bypass directly to interstate pipeline companies.

     A new interstate pipeline company, Tuscarora Gas Transmission Company (Tuscarora), has applied for FERC certification to build a pipeline which would compete with Paiute's fully subscribed pipeline by providing transportation services within a portion of Paiute's current service area. The FERC, which has jurisdiction over interstate gas pipelines, is currently reviewing the application. A final decision from the FERC is expected in late 1994.

     Tuscarora's primary proposed customer would be Sierra Pacific Power Company (Sierra), Paiute's largest customer and an entity which is affiliated with Tuscarora. Sierra has indicated it would utilize the Tuscarora pipeline, if it is constructed, for transportation of a significant portion of its natural gas requirements related to its electric generation plants and its LDC customers. However, Sierra has also signed a ten-year contract with Paiute, which became effective in February 1993, through which Paiute provides firm transportation service to Sierra for these same electric generation plants and LDC customers. A significant portion of the revenues associated with this long-term contract are fixed, regardless of the volumes transported. During 1993, Sierra contributed $9.7 million, or three percent, of total Company margin.

     It is not yet known if Tuscarora will proceed with the project. If constructed, competition from the Tuscarora pipeline could affect the future growth of Paiute. However, Sierra has indicated it plans to continue using Paiute for natural gas deliveries, regardless of whether the Tuscarora pipeline is constructed, because of the strong and steady demand for natural gas in the area. Paiute is continuing with its current expansion plans to meet the demands associated with other customer commitments.

DEMAND FOR NATURAL GAS

     Deliveries of natural gas by the Company are made under a priority system established by each regulatory commission having jurisdiction over the Company. The priority system is intended to ensure that the gas requirements of higher-priority customers, primarily residential customers and nonresidential customers who use 50,000 cubic feet of gas per day or less, are fully satisfied on a daily basis before lower-priority customers, primarily electric utility and large industrial customers able to use alternative fuels, are provided any quantity of gas or capacity.

     Demand for natural gas is greatly affected by temperature. On cold days, use of gas by residential and commercial customers may be as much as eight times greater than on warm days because of increased use of gas for space heating. To fully satisfy this increased high-priority demand, gas is withdrawn from storage, peaking supplies are purchased from suppliers, or service to interruptible lower priority customers is curtailed as necessary to provide the needed delivery system capacity.

     The industrial and commercial sectors are expected to demand greater quantities of natural gas in meeting new environmental standards enacted by local, state and federal governments. The Clean Air Act Amendments of 1990, for example, set new national clean air standards which will continue to increase the use of natural gas in industrial and power plant boilers, and in the fueling of motor vehicle fleets. A key element of the law allows industries to choose cost-effective options to meet the new standards. The comparatively low cost and clean-burning characteristics of natural gas make it an economical and environmentally safe option for industrial applications. The Company is supplying these expanding markets.

NATURAL GAS SUPPLY

     With respect to natural gas supply, there is a free market for natural gas at the wellhead. During 1991, price ceilings on wells drilled after July 1989 were abolished and the remaining price ceilings on existing wells were abolished in January 1993. The elimination of price ceilings has had no direct impact on the Company because natural gas is selling well below the previous regulatory ceilings, and supplies are adequate. The last few years have generally demonstrated seasonal volatility in the price of natural gas, with higher prices in the heating season and lower prices during the summer or off-peak consumption period.

     The Company believes that natural gas supplies will remain plentiful and readily available. The Company primarily obtains its gas supplies for its southern system from producing regions in New Mexico (San Juan basin), Texas (Permian basin) and Oklahoma (Anadarko basin). For its northern system, the Company primarily obtains gas from Rocky Mountain producing areas and from Canada. The Company arranges for transportation of gas to its Arizona, Nevada and California service territories through the pipeline systems of El Paso, Kern River, Northwest Pipeline Corporation and Southern California Gas Company (SoCal). The Company continually monitors supply availability on both short-term and long-term bases to ensure the continued reliability of service to its customers.

     The Company's primary objective with respect to gas supply is to ensure that adequate, as well as economical, supplies of natural gas are available from reliable sources. The Company acquires its gas from a wide variety of sources, including suppliers on the spot market and those who provide firm supplies over short-term and longer-term durations. Balancing firm supply assurances against the associated costs dictate a continually changing natural gas purchasing mix within the Company's supply portfolio. The Company believes its portfolio provides security as well as the operating flexibility needed to meet changing market conditions. During 1993, the Company acquired gas supplies from nearly 60 suppliers.

     In March 1993, the Company signed a "Wholesale Gas Transportation and Storage Service Agreement" with SoCal, in which SoCal agreed to serve as the Company's primary gas transporter to its southern California jurisdiction. The agreement also provided limited gas storage to the Company for use in its southern California jurisdiction. CPUC approval of the agreement was granted in July 1993. The agreement was effective in August 1993 for an initial period of 15 years. The Company concurrently terminated its relationship with Pacific Gas and Electric Company (PG&E) as its wholesale gas supplier and restructured its tariff to offer a wider array of unbundled sales and transportation services. The Company now secures all of its gas supplies for its southern California jurisdiction directly from suppliers, as it does for its other jurisdictions.

     Natural Gas Industry Changes. In 1992, the FERC issued Order No. 636 and amendments thereto (Order No. 636). Order No. 636 required open-access interstate pipelines to significantly restructure their services prior to the 1993/94 winter heating season. Open-access interstate pipelines were required to implement a new method of rate design and to provide the information necessary for natural gas buyers and sellers to arrange gas sales and transportation service on a more flexible basis. Additionally, pipelines were required to offer storage as a separate service, and to release this storage, if available, for use by transportation customers. Order No. 636 also required the implementation of a capacity release program whereby shippers can release available pipeline capacity on a temporary or permanent basis. The complete impact of implementation of Order No. 636 on the pipelines servicing the Company is not fully determinable at this time. However, as a result of the new method of rate design, the Company is experiencing higher costs. Management anticipates full recovery of the costs through its PGA provisions.

     Because of these and other natural gas industry changes, the Company continues to evaluate natural gas storage as an option to enable the Company to take advantage of seasonal price differentials and to otherwise protect the Company from the uncertainties associated with spot market purchases and the Company's need to obtain natural gas from a variety of sources.

     In November 1992, in order to increase its options concerning gas supplies, the Company and SoCal signed an agreement allowing the Company to use a portion of SoCal's underground natural gas storage facilities, subject to the precedent satisfaction of certain conditions. The agreement, subject to the precedent conditions, would allow the Company to store up to ten billion cubic feet of natural gas in SoCal's storage facilities and provide for firm redeliveries of the storage gas at a maximum rate of 300 million cubic feet of gas per day. The agreement becomes effective, for a term of 15 years, only if certain significant precedent conditions are fully satisfied. The conditions include regulatory approvals, negotiation of agreements with third parties integrally involved in transporting gas to and from the storage facilities, and completion of economic feasibility studies. In November 1993, the CPUC issued a resolution approving the agreement, subject to the condition that the CPUC reserve the right to reevaluate the rates underlying the agreement at any time and at its own discretion. The Company believes the resolution, and the conditions therein, seriously impaired the original long-term intent of the parties, and has formally rejected the resolution. The agreement will, therefore, require modification or cancellation and may be renegotiated to a shorter term than originally desired. There is currently no assurance that the agreement can be successfully renegotiated or that all of the precedent conditions can be satisfactorily resolved. Each of the conditions is significant and, individually or cumulatively, if not satisfactorily resolved, could result in cancellation of this agreement. It is currently anticipated that each of these issues will be addressed during 1994.

ENVIRONMENTAL MATTERS

     The Company's activities do not pollute air, land or water in any significant manner. Accordingly, federal, state and local laws and regulations governing the discharge of materials into the environment have little direct impact upon either the Company or its subsidiaries. The Company is committed to protecting and improving the environment. Management believes that the practices and procedures of the Company are environmentally sound and do not harm the environment in any significant manner.

     Environmental efforts, with respect to matters such as protection of endangered species and archeological finds, have resulted in the Company spending a greater amount of time in obtaining pipeline rights-of-way and sites for other facilities. However, increased environmental legislation and regulation are also perceived to be beneficial to the natural gas industry. Because natural gas is one of the most environmentally safe fuels currently available, its use will allow energy users to comply with stricter environmental standards. For example, management is of the opinion that legislation, such as the Clean Air Act Amendments of 1990 and the Energy Policy Act of 1992, has a positive effect on natural gas demand, including provisions encouraging the use of natural gas vehicles, cogeneration and independent power production.

EMPLOYEES

     At December 31, 1993, the natural gas operations segment had 2,318 regular full-time employees. The Company believes it has a good relationship with its employees. None of the employees are represented by a union.

     Reference is hereby made to Item 10 in Part III of this report on Form 10-K for information relative to the executive officers of the Company.

                         FINANCIAL SERVICES ACTIVITIES

GENERAL DESCRIPTION

     The Bank is a federally chartered stock savings bank conducting business through branch offices in Nevada. During 1993, the Bank exited the metropolitan Phoenix, Arizona market through the sale of its Arizona branch operations. The Bank was organized in 1955 as Nevada Savings and Loan Association which, in 1988, changed its name to PriMerit Bank and its charter from a state chartered stock savings and loan association to a federally chartered stock savings bank. The Bank's deposit accounts are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation (FDIC) through the Savings Association Insurance Fund (SAIF). The Bank is regulated by the Office of Thrift Supervision (OTS) and the FDIC, and is a member of the Federal Home Loan Bank
(FHLB) system.

     The Bank's principal business is to attract deposits from the general public and make loans secured by real estate and other collateral to enable borrowers to purchase, refinance, construct or improve such property. Revenues are derived from interest on real estate loans and debt securities and, to a lesser extent, from interest on nonmortgage loans, gains on sales of loans and debt securities, and fees received in connection with loans and deposits. The Bank's major expense is the interest it pays on savings deposits and borrowings.

     The Bank had been active in single-family residential real estate development until stringent regulatory capital requirements were imposed by the Financial Institutions Reform, Recovery and Enforcement Act (FIRREA). The Bank has ceased making further investments in new real estate projects and is divesting its remaining real estate investments.

     Since December 31, 1989 total assets have declined from $2.8 billion to $1.8 billion at December 31, 1993 as management restructured the balance sheet to more effectively operate under the guidelines of the FIRREA. The decrease is also part of a long-term Strategic Business Plan "right size-right structure" strategy to optimize the Bank's size.

     While the low interest rate environment has had a beneficial impact on the Bank's cost of funds, it has also accelerated prepayments in the Bank's loan and debt security portfolios as borrowers refinance variable-rate and higher fixed-rate debt with relatively low fixed-rate loans. The replacement of these higher rate assets with lower yielding assets, partially offsets the benefit of the lower cost of funds.

     The following table sets forth certain ratios for the Bank for each of the periods stated:

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                        1993     1992     1991      1990     1989
                                                        ----     ----     -----     ----     ----
Return on average assets (net earnings
  divided by average total assets)....................   0.3%    (0.5)%    (1.2)%    0.4%     0.5%
Return on average equity (net earnings
  divided by average stockholder's equity)............   4.0     (6.0)    (17.2)     5.8      8.5
Equity-to-assets ratio (average stockholder's
  equity divided by average total assets).............   8.2      7.5       6.7      6.1      5.9

LENDING ACTIVITIES

     The Bank's loan portfolio totaled $837 million at December 31, 1993, representing 48 percent of total assets at that date. The loan portfolio consists principally of intermediate-term and long-term real estate loans and, to a lesser extent, secured and unsecured commercial loans, and consumer loans including: credit cards, home improvement, recreational vehicle, mobile home, marine and auto loans. During 1993, the Bank agreed to sell its credit card portfolio and enter into an agent bank relationship with the purchaser to issue credit cards to the Bank's customers. The sale was completed in 1994 at which time the Bank recognized a gain of $1.7 million. The contractual maturity of loans secured by single-family dwellings has historically been 30 years, although in recent years the Bank has made a number of loans with maturities of 23 years or less. As interest rates have declined, particularly during 1992 and 1993, prepayments of existing mortgages have substantially accelerated.

     The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated (thousands of dollars):

                                                                 DECEMBER 31,
                                           --------------------------------------------------------
                                             1993       1992       1991        1990         1989
                                           --------   --------   --------   ----------   ----------
Loans collateralized by real estate:
  Conventional single-family
     residential.........................  $436,853   $395,976   $497,448   $  624,414   $  625,608
  FHA and VA insured single-family
     residential.........................    25,051     24,670     35,563       25,221       19,552
  Commercial mortgage....................   192,046    198,235    212,518      195,118      211,386
  Construction and land(1)...............    82,638     91,344    120,776      174,068      165,396
                                           --------   --------   --------   ----------   ----------
                                            736,588    710,225    866,305    1,018,821    1,021,942
Commercial secured (other than real
  estate)................................    25,443     30,137     26,736       24,469       15,089
Commercial unsecured.....................       354        384      3,966        6,339        5,790
Consumer installment.....................    93,431     42,444     53,537       87,475       39,936
Consumer unsecured (including credit
  cards).................................    19,309     18,371     16,568       13,445       14,546
Equity and property improvement loans....    21,061     16,712     14,287       11,012       11,588
Deposit accounts.........................     2,944      4,248      5,122        5,589        5,658
                                           --------   --------   --------   ----------   ----------
                                            899,130    822,521    986,521    1,167,150    1,114,549
                                           --------   --------   --------   ----------   ----------
Undisbursed proceeds.....................   (48,251)   (44,937)   (44,544)     (64,465)     (80,089)
Allowance for estimated credit losses....   (16,251)   (17,228)   (12,061)      (3,646)      (4,384)
Premiums (discounts).....................     3,270       (125)    (1,294)      (1,285)      (2,990)
Deferred fees............................    (4,782)    (4,406)    (6,678)      (6,232)      (4,667)
Accrued interest.........................     4,214      4,586      6,358        8,619        9,819
                                           --------   --------   --------   ----------   ----------
                                            (61,800)   (62,110)   (58,219)     (67,009)     (82,311)
                                           --------   --------   --------   ----------   ----------
Loans receivable.........................  $837,330   $760,411   $928,302   $1,100,141   $1,032,238
                                           --------   --------   --------   ----------   ----------
                                           --------   --------   --------   ----------   ----------

- ---------------

(1) The Bank's portfolio of construction loans is generally due in one year or less.

  Loan Origination and Credit Risk

     One of the Bank's primary businesses is to make and acquire loans secured by real estate and other collateral to enable borrowers to purchase, refinance, construct and improve such property. These activities entail potential credit losses, the size of which depends on a variety of economic factors affecting borrowers and the real estate collateral. While the Bank has adopted underwriting guidelines and credit review procedures to minimize credit losses, some losses will inevitably occur. Therefore, periodic reviews are made of the assets in an attempt to identify and deal appropriately with potential credit losses.

     The Bank originates both fixed and adjustable-rate loans in the single-family residential, commercial mortgage, and consumer home equity portfolios. The Bank's adjustable-rate loans in these portfolios are based on various indices, including the prime rate, the 11th District cost of funds, the one-year U.S. Treasury yield, and various other indices to a lesser extent. Other consumer loans are generally fixed-rate, while construction and non-real estate commercial loans are generally adjustable-rate prime-based loans.

     Many of the Bank's adjustable-rate loans contain limitations as to both the amount and the interest rate change at each repricing date (periodic caps) and the maximum rates the loan can be repriced over the life of the loan (lifetime caps). At December 31, 1993, periodic caps in the adjustable loan portfolio ranged from .25 percent to eight percent. Lifetime caps ranged from 9.75 percent to 22 percent.

     See Financial Services Segment -- Risk Management -- Interest Rate Risk Management of MD&A for the Bank's static gap table which includes the maturity and repricing sensitivity of the Bank's loan portfolio.

     The Bank's loan policies and underwriting standards are the primary means used to reduce credit risk exposure. The loan approval process is intended to assess both: (i) the borrower's ability to repay the loan by determining whether the borrower meets the established underwriting criteria; and (ii) the adequacy of the proposed collateral by determining whether the appraised value of (and, if applicable, the cash flow from) the collateral property is sufficient for the proposed loan. Under OTS regulations, management is held responsible for developing, implementing and maintaining prudent appraisal policies.

     The Bank's Credit Administration Department is responsible for adherence to approved lending policies and procedures, including proper approvals, timely completion of quarterly asset reviews, early identification of problem loans, reviewing the quality of underwriting and appraisals, tracking trends in asset quality and evaluating the adequacy of the allowance for credit losses.

     As part of the regular asset review process, management reviews factors relating to the possibility and magnitude of prospective loan and real estate losses, including historical loss experience, prevailing market conditions and classified asset levels. The Bank is required to classify assets and establish prudent valuation allowances in accordance with OTS regulations.

     Each loan portfolio contains unique credit risks for which the Bank has developed policies and procedures to manage as follows:

     Single-Family Residential Lending. Single-family residential mortgage loans comprise 55 percent of the Bank's loan portfolio at December 31, 1993 compared to 55 percent at December 31, 1992. This portfolio represents the largest lending component and is the component which contains the least credit risk.

     It is the general policy of the Bank not to make single-family residential loans which have a loan-to-value ratio in excess of 80 percent unless insured by private mortgage insurance, Federal Housing Authority (FHA) insurance or guaranteed by the Veterans Administration (VA). Single-family loans are generally underwritten to underwriting guidelines established by FHA, VA, Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) or preapproved private investors.

     The Bank requires title insurance on all loans secured by liens on real property. The Bank also requires fire and other hazard insurance be maintained in amounts at least equal to the replacement cost of improvements on all properties securing its loans. If the subject property is located in a flood plain, special flood insurance is required.

     Consumer Lending. Consumer loans include installment loans secured by recreational vehicles, boats, autos and mobile homes, credit card receivables, home equity loans, and loans secured by deposit accounts. Approximately 86 percent of the consumer loan portfolio is collateralized. The credit risk of the consumer loan portfolio is managed through both the origination function and the collection process. All consumer loan origination and collection efforts, except those secured by deposits, are performed at a central location in order to provide greater control in the process and a more uniform application of credit standards.

     The Bank originates a majority of its installment loans through automobile, recreational vehicle and marine vehicle dealers. These loans are subject to underwriting by Bank personnel. Additionally, credit reviews of the dealers are performed on a periodic basis.

     The Bank utilizes a bankruptcy predictor model to assist in the analysis of loan applications and credit reports. Additionally, as a follow up to the application process, a review of selected originations is performed to monitor adherence to credit standards.

     Commercial and Construction. The commercial and construction portfolios consist of amortizing mortgage loans on multi-family residential and nonresidential real estate, construction and development loans secured by real estate, and commercial loans secured by collateral other than real estate. Construction loans and commercial/income property loans are generally underwritten with a discounted loan-to-value ratio of less than 75 percent.

     The Bank manages its risk in these portfolios through its credit evaluation, approval and monitoring processes. In addition to obtaining appraisals on real estate collateral based loans, a review of actual and forecasted financial statements and cash flow analyses is performed. After such loans are funded, they are monitored by obtaining and analyzing current financial and cash flow information on a periodic basis.

     To further control its credit risk in this portfolio, the Bank monitors and manages credit exposure on portfolio concentrations. The Bank's Risk Management Committee and Credit Administration Department regularly monitor portfolio concentrations by collateral types, industry groups, loan types, and individual and related borrowers. Such concentrations are assessed and exposures managed through establishment of limitations of aggregate exposures. The Bank has ceased originating new construction and commercial loans in California and Arizona to reduce the level of credit risk in its portfolio. Construction loans and commercial real estate loans (including multi-family) generally have higher default rates than single-family residential loans. See Financial Services Segment -- Risk Management -- Credit Risk Management of MD&A for a table that sets forth the amounts of classified assets by type of loan.

  Origination, Purchase and Sale of Loans

     The Bank originates the majority of its loans within the state of Nevada; however, under current laws and regulations, the Bank may also originate and purchase loans or purchase participating interests in loans without regard to the location of the secured property. During 1993, the Bank originated $500 million in new loans, of which 90 percent were secured by property located in Nevada, eight percent were secured by property located in Arizona and two percent were secured by property located in California. During 1992, the Bank originated $518 million in new loans, of which 84 percent were secured by property located in Nevada, ten percent were secured by property located in Arizona, and six percent were secured by property in California. As of December 31, 1993, 80 percent of the Bank's loan portfolio was secured by property located in Nevada, 11 percent secured by property located in California and eight percent secured by property located in Arizona. The Bank originates real estate and commercial loans principally through its in-house personnel.

  Secondary Marketing Activity

     The Bank has been involved in secondary mortgage market transactions through the sale of whole loans. In accordance with the Bank's accounting policy, fixed-rate residential loans with maturities greater than 25 years have been designated as held for sale. At December 31, 1993, $8.6 million of residential loans are designated as held for sale. See Note 4 of the Notes to Consolidated Financial Statements for additional discussion relating to such loans.

     The Bank developed a comprehensive long-term Strategic Business Plan (the
Plan) in order to reduce the level of interest rate, liquidity and prepayment risks. The Plan included a review of the Bank's balance sheet size, asset mix between fixed-rate and variable-rate assets, and interest rate risk. As a result of this review, the Bank began execution of a strategy to restructure its balance sheet, and changed its accounting policy with regard to loans held for investment versus held for sale. The Bank's balance sheet restructuring involved the sale of all fixed-rate singlefamily mortgage loans and mortgage-backed securities (MBS) with remaining maturities greater than or equal to 25 years, canceling interest rate swaps which hedged the interest rate risk of those assets, and reinvesting the proceeds of these sales in adjustable-rate debt securities and five-year fixed-rate balloon debt securities.

     The Bank's accounting policy was amended to designate all fixed-rate loans with maturities greater than or equal to 25 years (which possess normal qualifying characteristics required for sale) as held for sale, along with loans originated for specific sales commitments. Fixed-rate loans with maturities less than 25 years, and all adjustable-rate loans continue to be held for investment.

     In conjunction with the balance sheet restructuring, during 1992, the Bank sold $152 million of single-family residential fixed-rate loans, $241 million of fixed-rate debt securities with contractual maturities greater than 25 years, and canceled $300 million (notional amount) of interest rate swaps hedging these assets.

     Under its loan participation and whole loan sale agreements, the Bank may continue to service the loans and collect payments on the loans as they become due. The amount of loans serviced for others was $477 million at December 31, 1993, compared to $576 million at year-end 1992, including $93 million and $145 million, respectively, of loans serviced for MBS originated and owned by the Bank. The Bank pays the participating lender, under the terms of the participation agreement, a yield on the participant's portion of the loan, which is usually less than the interest agreed to be paid by the borrower. The difference is retained by the Bank as servicing income.

     In connection with mortgage loan sales, the Bank makes representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations and program standards and accuracy of information. In the event of a breach of these representations and warranties, or under certain limited circumstances, regardless of whether there has been such a breach, the Bank may be required to repurchase such mortgage loans. Typically, any documentation defects with respect to these mortgage loans that caused them to be repurchased, are corrected and the mortgage loans are resold. Certain repurchased mortgage loans may remain in the Bank's loan portfolio and, in some cases, repurchased mortgage loans are foreclosed and the acquired real estate sold.

  Loan Fees

     The Bank receives loan origination fees for originating loans and commitment fees for making commitments to originate construction, income property and multi-family residential loans. It also receives loan fees and charges related to existing loans, including prepayment charges, late charges and assumption fees. The amount of loan origination fees, commitment fees and discounts received varies with loan volumes, loan types, purchase commitments made, and competitive and economic conditions. Loan origination and commitment fees, offset by certain direct loan origination costs, are being deferred and recognized over the contractual life of such loans as yield adjustments.

ASSET QUALITY

     Nonperforming Assets. Nonperforming assets may be comprised of nonaccrual assets, restructured loans and real estate acquired through foreclosure. Nonaccrual assets are those on which management believes the timely collection of interest is doubtful. Assets are transferred to nonaccrual status when payments of interest or principal are 90 days past due or if, in management's opinion, the accrual of interest should be ceased sooner. There are no assets on accrual status which are over 90 days delinquent or past maturity.

     Management reviews and takes into consideration the results of internal loan reviews and assessments of the effect of current and expected future economic conditions on the loan and debt security portfolios. As part of the internal loan review process and through regulatory examination, assets are classified when deemed to contain more than acceptable levels of risk. Once an asset is placed on nonaccrual status, all previously accrued but uncollected interest is reversed from income and interest income is no longer recognized unless paid. Nonaccrual assets are restored to accrual status when, in the opinion of management, the financial condition of the borrower and/or debt service capacity of the security property has improved to the extent that collectibility of interest and principal appears assured and interest payments sufficient to bring the asset current are received. Loans to joint ventures for real estate development in which the Bank is either a participant or an equity participant are excluded from nonperforming assets because these types of loans are classified and accounted for as real estate investments under generally accepted accounting principles (GAAP).

     The following table summarizes nonperforming assets as of the dates indicated (thousands of dollars):

                                                                DECEMBER 31,
                                           -------------------------------------------------------
                                            1993        1992        1991        1990        1989
                                           -------     -------     -------     -------     -------
Nonaccrual loans past due 90 days or
  more:
  Mortgage loans:
     Construction and land...............  $ 1,233     $ 8,514     $ 8,904     $ 6,599     $ 2,090
     Permanent single-family
       residences........................    6,636       4,667       7,737       4,467       4,239
     Other mortgage loans................    6,728       3,736      10,388       9,405         605
                                           -------     -------     -------     -------     -------
                                            14,597      16,917      27,029      20,471       6,934
  Nonmortgage loans......................      184       2,164          87         331       1,168
Restructured loans.......................    2,842       1,190       1,229       1,385         505
                                           -------     -------     -------     -------     -------
          Total nonperforming loans......   17,623      20,271      28,345      22,187       8,607
Real estate acquired through foreclosure
  .......................................    9,707      24,488      14,875      10,363      12,174
                                           -------     -------     -------     -------     -------
          Total nonperforming assets.....  $27,330     $44,759     $43,220     $32,550     $20,781
                                           -------     -------     -------     -------     -------
                                           -------     -------     -------     -------     -------
Allowance for estimated credit losses....  $16,251     $17,228     $12,061     $ 3,646     $ 4,384
                                           -------     -------     -------     -------     -------
                                           -------     -------     -------     -------     -------
Allowance for estimated credit losses as
  a percentage of nonperforming loans....    92.21%      84.99%      42.55%      16.43%      50.94%
                                           -------     -------     -------     -------     -------
                                           -------     -------     -------     -------     -------
Allowance for estimated credit losses as
  a percentage of nonperforming assets...    59.46%      38.49%      27.91%      11.20%      21.10%
                                           -------     -------     -------     -------     -------
                                           -------     -------     -------     -------     -------

     At December 31, 1993, all nonaccrual loans and real estate acquired through foreclosure are classified substandard. Additionally, $280,000 of the restructured loans are classified substandard.

     The amount of interest income that would have been recorded on the nonaccrual and restructured assets if they had been current under their original terms was $1.5 million for 1993. Actual interest income recognized on these assets was $870,000, resulting in $640,000 of interest income foregone for the year. See further discussion below in Provision and Allowance for Credit Losses.

     Classified Assets. OTS regulations require the Bank to classify certain assets and establish prudent valuation allowances. Classified assets fall in one of three categories -- "substandard," "doubtful" and "loss." In addition, the Bank can designate an asset as "special mention."

     Assets classified as "substandard" are inadequately protected by the current net worth or paying capacity of the obligor or the collateral pledged, if any. Assets which are designated as "special mention" possess weaknesses or deficiencies deserving close attention, but do not currently warrant classification as "substandard." See Financial Services Segment -- Risk Management -- Credit Risk Management of MD&A for the amounts of the Bank's classified assets and ratio of classified assets to total assets, net of charge-offs.

     Provision and Allowance for Credit Losses. The provision for credit losses is dependent upon management's evaluation as to the amount needed to maintain the allowance for losses at a level considered appropriate to the perceived risk of future losses. A number of factors are weighed by management in determining the adequacy of the allowance, including internal analyses of portfolio quality measures and trends, specific economic and market conditions affecting valuation of the security properties and certain other factors. In addition, the OTS considers the adequacy of the allowance for credit losses and the net carrying value of real estate owned in connection with periodic examinations of the Bank. The OTS may require the Bank to recognize additions to the allowance or reductions in the net carrying value of real estate owned based on their judgement at the time of such examinations. The OTS completed its examination of the Bank in February 1994. It deemed that the Bank's allowance for credit losses was adequate. The FDIC has indicated that it will not examine the Bank during 1994.

     Activity in the allowances for credit losses on loans and real estate is summarized as follows (thousands of dollars):

                                                                            REAL          REAL
                                                                           ESTATE        ESTATE
                                     CONSTRUCTION     NON-                ACQUIRED      HELD FOR
                          MORTGAGE      & LAND      MORTGAGE    TOTAL      THROUGH       SALE OR
                           LOANS        LOANS        LOANS      LOANS    FORECLOSURE   DEVELOPMENT   OTHER    TOTAL     RATIO*
                          --------   ------------   --------   -------   -----------   -----------   -----   --------   -----
Balance at 12/31/88.....  $ 1,959      $    700     $   587    $ 3,246     $ 3,731       $ 1,675     $  --   $  8,652
Provisions for estimated
  losses................      884           200         639      1,723       1,506           600        --      3,829
Charge-offs, net of
  recoveries............      (51 )          --        (717)      (768)     (3,092)           --        --     (3,860)   .33%
Transfers...............     (597 )          --          --       (597)        597            --        --         --
Acquired allowance......       40            --         740        780         433            --        --      1,213
                          --------   ------------   --------   -------   -----------   -----------   -----   --------
Balance at 12/31/89.....    2,235           900       1,249      4,384       3,175         2,275        --      9,834
Provisions for estimated
  losses................    1,201           399       1,669      3,269       2,500         2,000        --      7,769
Charge-offs, net of
  recoveries............     (657 )          --      (1,166)    (1,823)     (3,233)         (117)       --     (5,173)   .43%
Transfers...............   (1,645 )          --        (539)    (2,184)      1,645            --       539         --
                          --------   ------------   --------   -------   -----------   -----------   -----   --------
Balance at 12/31/90.....    1,134         1,299       1,213      3,646       4,087         4,158       539     12,430
Provisions for estimated
  losses................    5,835         2,643       3,580     12,058       1,686        49,010        --     62,754
Charge-offs, net of
  recoveries............     (394 )      (1,121)     (1,545)    (3,060)     (6,595)      (49,529)      (62)   (59,246)  5.86%
    Transfers...........     (583 )          --          --       (583)        822            --      (239)        --
                          --------   ------------   --------   -------   -----------   -----------   -----   --------
Balance at 12/31/91.....    5,992         2,821       3,248     12,061          --         3,639       238     15,938
Provisions for estimated
  losses................    1,903         6,460       5,766     14,129          --        18,309        --     32,438
Charge-offs, net of
  recoveries............     (515 )      (3,765)     (4,682)    (8,962)         --       (20,485)       --    (29,447)  3.29%
                          --------   ------------   --------   -------   -----------   -----------   -----   --------
Balance at 12/31/92.....    7,380         5,516       4,332     17,228          --         1,463       238     18,929
Provisions for estimated
  losses................    4,634           172       1,406      6,212          --         1,010        --      7,222
Charge-offs, net of
  recoveries............   (3,191 )      (2,248)     (1,750)    (7,189)         --        (1,538)       --     (8,727)  1.07%
                          --------   ------------   --------   -------   -----------   -----------   -----   --------
Balance at 12/31/93.....  $ 8,823      $  3,440     $ 3,988    $16,251     $    --       $   935     $ 238   $ 17,424
                          --------   ------------   --------   -------   -----------   -----------   -----   --------
                          --------   ------------   --------   -------   -----------   -----------   -----   --------

- ---------------

* Ratio = Net charge-offs to average loans and real estate outstanding

     Included in net charge-offs are $421,000, $1.7 million, $1.4 million, $1.9 million, and $2.6 million of recoveries for 1989 through 1993, respectively.

     The real estate write-downs for 1992 were primarily the result of a decrease in the net realizable value and slower sales activity of five California single-family real estate development projects. The largest of these involved write-downs of $9.3 million as a result of an appraisal reflecting the continuing market decline in the California market and difficulty in obtaining third party construction financing.

     The increase in the allowance for estimated credit losses as a percentage of nonperforming loans from 85 percent at December 31, 1992 to 92 percent at December 31, 1993, was due primarily to higher provisions for the single-family and consumer loan portfolios and debt security portfolio offset by decreases in real estate acquired through foreclosure.

     Prior to the fourth quarter of 1991, the Bank established specific valuation allowances for identified probable losses on assets in its portfolio. During the fourth quarter of 1991, the Bank adopted a policy of charging off assets against previously established specific valuation allowances and directly charging off any newly identified probable losses on specific assets, thus directly reducing the carrying value of the asset.

     Allocation of Allowance for Credit Losses. The following is a breakdown of allocated loan loss allowance amounts by major categories. However, in management's opinion, the allowance must be viewed in its entirety.

                                                              DECEMBER 31,
        -------------------------------------------------------------------------------------------------------------------------
                1993                     1992                     1991                     1990                     1989
        ---------------------    ---------------------    ---------------------    ---------------------    ---------------------

                                                         (THOUSANDS OF DOLLARS)
                     PERCENT                  PERCENT                  PERCENT                  PERCENT                  PERCENT
                     OF LOANS                 OF LOANS                 OF LOANS                 OF LOANS                 OF LOANS
        ALLOWANCE    TO TOTAL    ALLOWANCE    TO TOTAL    ALLOWANCE    TO TOTAL    ALLOWANCE    TO TOTAL    ALLOWANCE    TO TOTAL
         AMOUNT       LOANS       AMOUNT       LOANS       AMOUNT       LOANS       AMOUNT       LOANS       AMOUNT       LOANS
        ---------    --------    ---------    --------    ---------    --------    ---------    --------    ---------    --------
LOANS
 BY
 TYPE
Real
estate...  $ 8,823      76.9%     $ 7,380        81.2%     $ 5,992        82.4%     $ 1,134        84.4%     $ 2,235        90.8%
Construction
  and
  land...    3,440       4.0        5,516         4.3        2,821         4.8        1,299         4.9          900         2.3
Nonmortgage. 3,988      19.1        4,332        14.5        3,248        12.8        1,213        10.7        1,249         6.9
         ---------   --------    ---------    --------    ---------    --------    ---------    --------    ---------    --------
  Total... $16,251     100.0%     $17,228       100.0%     $12,061       100.0%     $ 3,646       100.0%     $ 4,384       100.0%
         ---------   --------    ---------    --------    ---------    --------    ---------    --------    ---------    --------
         ---------   --------    ---------    --------    ---------    --------    ---------    --------    ---------    --------

REAL ESTATE DEVELOPMENT ACTIVITIES

     The Bank's investment in real estate held for development, net of allowance for estimated losses, excluding real estate acquired through foreclosure, decreased from $28.1 million at December 31, 1991 to $4.1 million at December 31, 1993. The Bank's pretax loss from real estate operations was $910,000 in 1993, $15.3 million in 1992 and $50.5 million in 1991.

     At December 31, 1993, real estate held for sale or development principally includes two former branch facilities not included in the sale of the Arizona branch operations. See Note 5 of the Notes to Consolidated Financial Statements for a summary of real estate held for sale or development and a summary of income from real estate operations.

     The Bank and its subsidiaries have ceased making investments in new real estate development activities as a result of legislative and regulatory actions which have placed certain restrictions on the Bank's ability to invest in real estate. See Regulation -- General herein for additional discussion. The Bank and its subsidiaries are actively pursuing the development and sale of the remaining real estate investments.

INVESTMENT ACTIVITIES

     Federal regulations require thrifts to maintain certain levels of liquidity and to invest in various types of liquid assets. The Bank invests in a variety of securities, including commercial paper, certificates of deposit, U.S. government and U.S. agency obligations, short-term corporate debt, municipal bonds, repurchase agreements and federal funds. The Bank also invests in longer term investments such as MBS and collateralized mortgage obligations (CMO) to supplement its loan production and to provide liquidity to meet unforeseen cash outlays. Income from cash equivalents and debt securities provides a significant source of revenue for the Bank, constituting 48 percent, 43 percent and 39 percent of total revenues for each of the years ended December 31, 1991, 1992 and 1993, respectively.

     On December 31, 1993, the Bank adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." In conjunction with adoption, the Bank designated the vast majority of its debt security portfolio as available for sale. At December 31, 1993, no securities were designated as "trading securities." See Note 2 of the Notes to Consolidated Financial Statements for further discussion.

     The following tables present the composition of the debt security portfolios as of the dates indicated. See Financial Services Segment -- Capital Resources and Liquidity of MD&A and Note 3 of the Notes to Consolidated Financial Statements for further discussion of the portfolios:

                                                                   DECEMBER 31,
                                                      --------------------------------------
                                                        1993          1992           1991
                                                      --------     ----------     ----------
                                                              (THOUSANDS OF DOLLARS)
    DEBT SECURITIES HELD TO MATURITY
    GNMA -- MBS.....................................  $     --     $   12,222     $  153,422
    FHLMC -- MBS....................................        --        629,225        351,398
    FNMA -- MBS.....................................        --        217,391        247,822
    CMO.............................................        --         37,722         13,411
    Corporate issue MBS.............................    69,660        229,303        320,373
    Money market instruments........................        --            100            100
    U.S. Treasury securities and obligations of U.S.
      Government corporations and agencies..........        --         15,996          9,960
    Medium-term notes...............................        --         17,018         54,077
                                                      --------     ----------     ----------
              Total.................................  $ 69,660     $1,158,977     $1,150,563
                                                      --------     ----------     ----------
                                                      --------     ----------     ----------

                                                                   DECEMBER 31,
                                                      --------------------------------------
                                                        1993          1992           1991
                                                      --------     ----------     ----------
                                                              (THOUSANDS OF DOLLARS)
    DEBT SECURITIES AVAILABLE FOR SALE
    GNMA -- MBS.....................................  $  9,672     $    6,780     $       --
    FHLMC -- MBS....................................   379,786             --             --
    FNMA -- MBS.....................................   119,657             --             --
    CMO.............................................    47,249             --             --
    Corporate issue MBS.............................    24,106             --             --
    Money market instruments........................    10,036             --             --
    U.S. Treasury securities and obligations of U.S.
      Government corporations and agencies..........     5,220             --             --
                                                      --------     ----------     ----------
              Total.................................  $595,726     $    6,780     $       --
                                                      --------     ----------     ----------
                                                      --------     ----------     ----------

     The following schedule of the expected maturity of debt securities held to maturity is based upon dealer prepayment expectations and historical prepayment activity (thousands of dollars):

                                                                            EXPECTED MATURITY
                                           ------------------------------------------------------------------------------------
                                                                      AFTER          AFTER
                                                        AFTER       FIVE YEARS     TEN YEARS
                                                       ONE YEAR        BUT            BUT
                                           WITHIN       WITHIN        WITHIN        WITHIN       AFTER        TOTAL
                                             ONE         FIVE          TEN          TWENTY       TWENTY     AMORTIZED
                                            YEAR        YEARS         YEARS          YEARS       YEARS        COST        YIELD
                                           -------     --------     ----------     ---------     ------     ---------     -----
Corporate issue MBS......................  $14,702     $34,665       $ 15,931       $ 3,566       $796       $69,660      6.85%
                                           -------     --------     ----------     ---------     ------     ---------     -----
    Total................................  $14,702     $34,665       $ 15,931       $ 3,566       $796       $69,660      6.85%
                                           -------     --------     ----------     ---------     ------     ---------     -----
                                           -------     --------     ----------     ---------     ------     ---------     -----

     The expected maturities of MBS and CMO are based upon dealer prepayment expectations and historical prepayment activity. The following schedule reflects the expected maturities of MBS and CMO and the contractual maturity of all other debt securities available for sale (thousands of dollars):

                                                                        EXPECTED/CONTRACTUAL MATURITY
                                                  -------------------------------------------------------------------------
                                                              AFTER       AFTER        AFTER
                                                             ONE YEAR   FIVE YEARS   TEN YEARS
                                                               BUT         BUT          BUT                 TOTAL
                                                   WITHIN     WITHIN      WITHIN      WITHIN     AFTER    ESTIMATED
                                                    ONE        FIVE        TEN        TWENTY     TWENTY     FAIR
               DECEMBER 31, 1993                    YEAR      YEARS       YEARS        YEARS     YEARS      VALUE     YIELD
- ------------------------------------------------  --------   --------   ----------   ---------   ------   ---------   -----
GNMA -- MBS.....................................  $  4,050   $ 5,257     $    328     $    37     $--     $  9,672    8.41 %
FHLMC -- MBS....................................   120,630   221,834       27,475       9,558      289     379,786    6.12
FNMA -- MBS.....................................    31,090    65,419       14,353       8,517      278     119,657    6.60
CMO.............................................    18,535    28,446          240          28     --        47,249    4.82
Corporate issue MBS.............................     6,880    13,320        3,473         414       19      24,106    5.81
Money market instruments........................    10,036     --          --           --        --        10,036    3.37
U.S. Treasury securities and obligations of U.S.
  Government corporations and agencies..........     --        5,220       --           --        --         5,220    5.93
                                                  --------   --------   ----------   ---------   ------   ---------   -----
        Total...................................  $191,221   $339,496    $ 45,869     $18,554     $586    $595,726    6.09 %
                                                  --------   --------   ----------   ---------   ------   ---------   -----
                                                  --------   --------   ----------   ---------   ------   ---------   -----

DEPOSIT ACTIVITIES

     Deposit accounts are the Bank's primary source of funds constituting 77 percent of the Bank's total liabilities at December 31, 1993. The Bank solicits both short-term and long-term deposits in the form of transaction related and certificate of deposit accounts, primarily through its 25 branch offices. The Bank operates 17 branches in southern Nevada and eight branches in northern Nevada. During 1993, the Bank exited the metropolitan Phoenix, Arizona market through the sale of its Arizona branch operations.

     The Bank's average retail deposit base has remained steady during the past three years, despite the effect of the Arizona sale, as a result of the strategic decision to alter the Bank's liability mix from wholesale to retail funding sources. Average retail deposits, as a percentage of average interest-bearing liabilities, were 79 percent in 1993, compared to 83 percent in 1992 and 72 percent in 1991. The Bank has emphasized retail deposits over wholesale funding sources in an effort to reduce the volatility of its cost of funds. Additionally, the Bank has emphasized growth in transaction based accounts versus term accounts in order to reduce its overall cost of funds. The growth in retail deposits has been achieved through marketing programs, increased emphasis on customer service and strong growth in southern Nevada.

     In conjunction with the strategy to increase the core retail deposit base, the Bank discontinued accepting long-term brokered deposits in 1988. At December 31, 1993, the Bank had no brokered deposits, compared to $6.9 million at December 31, 1992. The FDIC has issued regulations regarding a depository institution's acceptance of brokered deposits. See Regulation -- General -- Deposit Activities herein for additional discussion.

     The Bank's deposits decreased $414 million during 1993. During 1993, the Bank sold its Arizona branch operations, including $321 million in deposit accounts, in conjunction with the goals to reduce the Bank's total asset size and to shift the deposit mix toward a greater percentage of transaction accounts. The Bank's deposit base in Arizona was largely term CD based. The sale of the Arizona deposits was funded through the sale of debt securities. In accordance with the Bank's strategy of reducing its reliance on wholesale funding sources, wholesale deposits declined $4.5 million. The Bank has also experienced an outflow of deposits during 1993 as a result of customers seeking alternative investments to relatively low yielding insured deposits. Loan and debt security repayments produced adequate sources of funds to compensate for the deposit outflows.

     At December 31, 1993, the Bank maintained over $265 million in collateral, at market value, which could be borrowed against or sold to offset any run-offs which could occur in retail deposits in the current low interest rate environment. The Bank considers this level of excess collateral to be adequate and considers the likelihood of substantial run-offs occurring to be remote.

     The average balances in and average rates paid on deposit accounts for the years indicated are summarized as follows (thousands of dollars):

                                              1993                   1992                   1991
                                       -------------------    -------------------    -------------------
                                        BALANCE      YIELD     BALANCE      YIELD     BALANCE      YIELD
                                       ----------    -----    ----------    -----    ----------    -----
Noninterest-bearing demand
  deposits...........................  $   77,144      -- %   $   74,245      -- %   $   46,992      -- %
Interest-bearing demand deposits.....     329,785    2.60        279,793    3.19        241,738    5.40
Savings deposits.....................      83,935    2.81         71,548    2.49         62,245    5.20
Certificates of deposit..............     952,764    4.90      1,263,298    5.96      1,342,822    7.32
                                       ----------    -----    ----------    -----    ----------    -----
                                       $1,443,628    3.99 %   $1,688,884    5.09 %   $1,693,797    6.77 %
                                       ----------    -----    ----------    -----    ----------    -----
                                       ----------    -----    ----------    -----    ----------    -----

     See Note 7 of the Notes to Consolidated Financial Statements for further discussion.

     Certificates of deposit include approximately $152 million, $223 million and $245 million in time certificates of deposits in amounts of $100,000 or more at December 31, 1993, 1992 and 1991, respectively. The following table represents time certificates of deposits, none of which are brokered, in amounts of $100,000 or more by time remaining until maturity as of December 31, 1993 (thousands of dollars):

LESS THAN     3 MONTHS-     6 MONTHS-     GREATER THAN
3 MONTHS      6 MONTHS       1 YEAR          1 YEAR
- ---------     ---------     ---------     ------------
 $46,275       $30,718       $22,676        $ 52,576
- ---------     ---------     ---------     ------------
- ---------     ---------     ---------     ------------

BORROWINGS

     Sources of funds other than deposits have included advances from the FHLB, reverse repurchase agreements and other borrowings.

     FHLB Advances. As a member of the FHLB system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time. The Bank borrows these funds from the FHLB principally on the security of its FHLB capital stock and certain of its mortgage loans. See Regulation -- Federal Home Loan Bank System herein for additional discussion. Such advances are made on a limited basis to supplement the Bank's supply of lendable funds, to meet deposit withdrawal requirements and to lengthen the maturities of its borrowings. See Note 11 of the Notes to Consolidated Financial Statements for additional discussion.

     Securities Sold Under Repurchase Agreements. The Bank sells securities under agreements to repurchase (reverse repurchase agreements). Reverse repurchase agreements involve the Bank's sale of debt securities to an investment banking firm with a simultaneous agreement to repurchase the same debt securities on a specified date at a specified price. The initial price paid to the Bank under reverse repurchase agreements is less than the fair market value of the debt securities sold, and the Bank may be required to pledge additional collateral if the fair market value of the debt securities sold declines below the price paid to the Bank for these debt securities. See Note 8 of the Notes to Consolidated Financial Statements for additional discussion of the terms and description of the reverse repurchase agreements.

     Reverse repurchase agreements are summarized as follows (thousands of dollars):

                                                               1993         1992         1991
                                                             --------     --------     --------
Balance at year-end........................................  $259,041     $376,859     $265,504
Accrued interest payable at year-end.......................     3,871        3,717        4,423
Daily average amount outstanding during year...............   305,123      204,222      246,071
Maximum amount outstanding at any month-end................   367,859      376,859      353,735
Weighted-average interest rate during the year.............      4.30%        5.98%        7.19%
Weighted-average interest rate on year-end balances........      4.31%        4.54%        6.44%

     At December 31, 1993, the balance of reverse repurchase agreements included $49 million in long-term fixed-rate flexible reverse repurchase agreements with a weighted average interest rate of 8.62 percent.

EMPLOYEES

     At December 31, 1993 the Bank had 622 full-time equivalent employees. None of the employees are represented by any union or collective bargaining group and the Bank considers its relations with its employees to be good.

COMPETITION

     The Bank experiences substantial competition in attracting and retaining deposit accounts and in making mortgage and other loans. The primary factors in competing for deposit accounts are interest rates paid on deposits, the range of financial services offered, the quality of service, convenience of office locations and the financial strength of an institution. Direct competition for deposit accounts comes from savings and loan associations, commercial banks, money market mutual funds, credit unions and insurance companies. During 1993, the Bank experienced deposit outflows from certificate of deposit accounts as customers sought higher yielding alternative investments in this low interest rate environment. The Bank has sought to retain relationships with these customers by establishing an agreement with a third party broker to offer uninsured investment alternatives in the Bank's branches.

     The primary factors in competing for loans are interest rates, loan origination fees, quality of service and the range of lending services offered. Competition for origination of first mortgage loans normally comes from savings and loan associations, mortgage banking firms, commercial banks, insurance companies, real estate investment trusts and other lending institutions.

PROPERTIES

     The Bank occupies facilities at 25 locations in Nevada, of which 12 are owned. The Bank leases the remaining facilities. The Bank may add branches in the future in order to achieve the deposit goals set forth in the Bank's Plan. The Bank received approval from the Board of Directors to enter into negotiations for four new branches (three in Las Vegas and one in Reno). During 1994, specific sites are expected to be identified. See Note 9 of the Notes to Consolidated Financial Statements for a schedule of net future minimum rental payments that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1993.

REGULATION

  General

     In August 1989, FIRREA was enacted into law. FIRREA had and will continue to have a significant impact on the thrift industry including, among other things, imposing significantly higher capital requirements and providing funding for the liquidation of insolvent thrifts. In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was enacted into law. This legislation included changes in the qualified thrift lender test, deposit insurance assessments and capital standards.

     Regulatory Infrastructure. The Bank's principal supervisory agency is the OTS, an agency reporting to the U.S. Treasury Department. The OTS is responsible for the examination and regulation of all thrifts and for the organization, incorporation, examination and regulation of federally chartered thrifts.

     The FDIC is the Bank's secondary regulator and is the administrator of the SAIF which generally insures the deposits of thrifts.

     Deposit Insurance Premiums. During 1993, the FDIC implemented a risk-based deposit insurance premium assessment. Under the regulation, annual deposit insurance premiums ranging from 23 to 31 basis points are imposed on institutions based upon the institution's level of capital and a supervisory risk assessment. For the year ended December 31, 1993, the deposit insurance premium was $3.7 million.

     Capital Standards. Effective December 1989, the OTS issued the minimum regulatory capital regulations (capital regulations) required by FIRREA.

     The capital regulations require that all thrifts meet three separate capital standards as follows:

          1. A tangible capital requirement equal to at least 1.5 percent of adjusted total assets (as defined).

          2. A core capital requirement equal to at least three percent of adjusted total assets (as defined).

          3. A risk-based capital requirement equal to at least eight percent of risk-weighted assets (as defined).

     The OTS may establish, on a case by case basis, individual minimum capital requirements for a thrift institution which may vary from the requirements which would otherwise be applicable under the capital regulations. The OTS has not established such minimum capital requirements for the Bank.

     A thrift institution which fails to meet one or more of the applicable capital requirements is subject to various regulatory limitations and sanctions, including a prohibition on growth and the issuance of a capital directive by the OTS requiring the following: an increase in capital, a reduction of rates paid on savings accounts, cessation of or limitations on deposit taking and lending, limitations on operational expenditures, an increase in liquidity, and such other actions as are deemed necessary or appropriate by the OTS. In addition, a conservator or receiver may be appointed under certain circumstances.

     FDICIA required the federal banking agencies to adopt regulations which implemented a system of progressive constraints as capital levels decline at banks and savings institutions. The federal banking agencies have enacted uniform "prompt corrective action" rules which classifies banks and savings institutions into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized." As of December 31, 1993, the Bank is categorized as "well capitalized" under the regulation.

     FDICIA also requires the appropriate federal banking agencies to take corrective action to restrict asset growth, acquisitions, branching and new business with respect to an "undercapitalized" institution and to take increasingly severe additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized." FDICIA also prohibits dividends and other capital distributions and payment of management fees to a controlled entity, if following such distribution or payment, the institution would fall within one of the three "undercapitalized" categories. See Financial Services Segment -- Financial and Regulatory Capital of MD&A for further discussion.

     An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of five percent of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A significantly undercapitalized institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution. If an institution's ratio of tangible capital to total assets falls below a level established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized. These new capital requirements and applicable banking regulations became effective in December 1992.

     FDICIA also amends the grounds for appointment of a conservator or receiver for an insured depository institution to include the following events: (i) consent by the board of directors of the institution; (ii) cessation of the institution's status as an insured depository institution; (iii) the institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized when required to do so, fails to submit an acceptable capital plan or materially fails to implement an acceptable capital plan and (iv) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

     FDIC imposed regulations provide that any insured institution which falls below a two percent minimum level ratio will be subject to FDIC deposit insurance termination proceedings unless it has submitted, and is in compliance with, a capital plan with its primary federal regulator and the FDIC. Additionally, an insured institution may be subject to deposit insurance termination proceedings, under certain circumstances, even if it meets or exceeds the two percent minimum level ratio requirement.

     In January 1993, the OTS issued a Thrift Bulletin limiting the amount of deferred tax assets that can be used to meet capital requirements. Under the bulletin, for purposes of calculating regulatory capital, net deferred tax assets are limited to the amount which could be theoretically realized from carryback potential plus the lesser of the tax on one year's projected earnings or ten percent of core capital. Transitional provisions apply to deferred tax assets existing at December 31, 1992 which are not subject to the limitation.

     At December 31, 1993 the Bank has recorded a net deferred tax liability and, therefore, is not subject to the regulation at this time. Management does not anticipate this regulation will impact the Bank's compliance with capital standards in the foreseeable future.

     The capital regulations specify that only the following elements may be included in tangible capital: stockholder's equity, noncumulative perpetual preferred stock, retained earnings and minority interests in the equity accounts of fully consolidated subsidiaries. Further, goodwill and investments in and loans to subsidiaries engaged in activities not permitted of national banks must be deducted from assets and capital. See Regulation -- General -- Separate Capitalization of Nonpermissible Activities herein for additional discussion.

     In calculating adjusted total assets under the capital regulations, certain adjustments are made to total assets to give effect to the exclusion of certain assets from tangible capital and to appropriately account for the investments in and assets of both includable and nonincludable activities.

     Core capital under the current regulations may include only tangible capital, plus certain intangible assets up to a limit of 25 percent of core capital, provided such assets are: (i) separable from the thrift's assets; (ii) valued at an established market value through an identifiable stream of cash flows with a high degree of certainty that the asset will hold this market value notwithstanding the prospects of the thrift and (iii) salable in a market that is liquid. In addition, certain qualifying "supervisory" goodwill is includable as core capital as follows:

                                                                 THE APPLICABLE INCLUSION
                                                                    AS A PERCENTAGE OF
                            FOR THE PERIOD                       ADJUSTED TOTAL ASSETS IS
        -------------------------------------------------------  ------------------------
        Prior to January 1, 1992...............................            1.500%
        January 1, 1992 - December 31, 1992....................            1.000
        January 1, 1993 - December 31, 1993....................            0.750
        January 1, 1994 - December 31, 1994....................            0.375
        Thereafter.............................................            0.000

     At December 31, 1993 and 1992, $27 million and $28.8 million, respectively, of the Bank's goodwill qualified as supervisory goodwill. At December 31, 1993, $12.6 million of supervisory goodwill was includable in core capital. Due to the
0.375 percent limitation, on January 1, 1994 only $6.3 million of the Bank's supervisory goodwill was includable in core capital.

     Regarding the risk-based capital requirement, under the capital regulations, assets are assigned to one of four "risk-weighted" categories (zero percent, 20 percent, 50 percent or 100 percent) based upon the degree of perceived risk associated with the asset. The total amount of a thrift's risk-weighted assets is determined by multiplying the amount of each of its assets by the risk weight assigned to it, and totaling the resulting amounts.

     The capital regulation also establishes the concept of "total capital" for the risk-based capital requirement. As defined, total capital consists of core capital and supplementary capital. Supplementary capital includes: (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt (capital notes),
(ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock, mandatory convertible subordinated debt (commitment notes) and mandatory redeemable preferred stock, subject to an amortization schedule and
(iii) general valuation loan and lease loss allowances up to 1.25 percent of risk-weighted assets.

     The OTS has issued a regulation which adds a component to an institution's risk-based capital calculation in 1994. The regulation will require a reduction of an institution's risk-based capital by 50 percent of the decline in the institution's net portfolio value (NPV) exceeding two percent of assets under a hypothetical 200 basis point increase or decrease in market interest rates. Based upon management's estimate of its interest rate risk (IRR) exposure, and using data as of December 31, 1993, the Bank will not be subjected to a reduction of its risk-based capital requirement because the hypothetical change in the Bank's NPV is less than two percent of the estimated market value of the Bank's assets.

     In order to strengthen the Bank's regulatory capital ratios, the Bank undertook numerous actions in 1993 and 1992. See Financial Services
Segment -- Capital Resources and Liquidity of MD&A and Note 2 of the Notes to Consolidated Financial Statements for the calculation of the Bank's tangible capital, core capital and risk-based capital and related excesses as of December 31, 1993 and 1992, and a discussion of the proposed changes in capital requirements.

     Separate Capitalization of Nonpermissible Activities. For purposes of determining a thrift's capital under all three capital requirements, its entire investment in and loans to any subsidiary engaged in an activity not permissible for a national bank must be deducted from the capital of the thrift. The capital regulations provide for a transition period with respect to this provision. During the transition period, a thrift is permitted to include in its calculation the applicable percentage (as provided below) of the lesser of the thrift's investments in and loans to such subsidiaries on: (i) April 12, 1989 or
(ii) the date on which the thrift's capital is being determined, unless the FDIC determines with respect to any particular thrift that a lesser percentage should be applied in the interest of safety and soundness.

     In July 1992, legislation was enacted which delayed the increased transitional deduction from capital for real estate investments, and allowed thrifts to apply to the OTS for use of a delayed schedule. The Bank applied for and received approval for use of the following delayed phase-out schedule:

                             FOR THE PERIOD                        DEDUCTION FROM CAPITAL
        ---------------------------------------------------------  ----------------------
        Prior to July 1, 1994....................................             25%
        July 1, 1994 to June 30, 1995............................             40
        July 1, 1995 to June 30, 1996............................             60
        Thereafter...............................................            100

     As of December 31, 1993, the Bank had $5.5 million in investments in and loans to nonpermissible activities which fall under this section of FIRREA, all of which are grandfathered according to the phase-out schedule outlined above. Included in this amount are investments in real estate, land loans and certain foreclosed real estate.

     At December 31, 1993, under fully phased-in capital rules applicable to the Bank at July 1, 1996, the Bank would have exceeded its fully phased-in tangible, core and risk-based capital requirements by $81.8 million, $56.6 million, and $43.1 million, respectively. See Financial Services Segment -- Financial and Regulatory Capital of MD&A for further discussion.

     Lending Activities. FIRREA limits the amount of commercial real estate loans that a federally chartered thrift may make to four times its capital (as defined). Based on core capital of $120 million at December 31,

1993, the Bank's commercial real estate lending limit was $480 million. At December 31, 1993, the Bank had $192 million invested in commercial real estate loans; therefore, this limitation should not unduly restrict the Bank's ability to engage in commercial real estate loans.

     FIRREA conformed thrifts' loans-to-one-borrower limitations to those applicable to national banks. After December 31, 1991 thrifts generally are not permitted to make loans to a single borrower in excess of 15 percent to 25 percent of the thrift's unimpaired capital and unimpaired surplus (depending upon whether the loan is collateralized and the type of collateral), except that a thrift may make loans-to-one-borrower in excess of such limits under one of the following circumstances: (i) for any purpose, in any amount not to exceed $500,000 and (ii) to develop domestic residential housing units, in an amount not to exceed the lesser of $30 million, or 30 percent, of the thrift's unimpaired capital and unimpaired surplus, provided the thrift meets fully phased-in capital requirements and certain other conditions are satisfied. The Bank's loans-to-one-borrower limitation was $17.6 million at December 31, 1993. This limitation is not expected to materially affect the operations of the Bank. At December 31, 1993 the Bank was in compliance with the limitation.

     In December 1992, the OTS issued a regulation regarding real estate lending standards, as mandated by FDICIA, which became effective in March 1993. The regulation requires insured depository institutions to adopt and maintain comprehensive written real estate lending policies which include prudent underwriting standards, loan administration procedures, portfolio diversification standards, and documentation, approval and reporting requirements. The policies must be reviewed and approved annually to ensure appropriateness for current market conditions. The regulation also provides supervisory loan-to-value limits for various types of real estate based loans. Loans may be originated in excess of these limitations up to a maximum of 100 percent of total regulatory capital. Management does not anticipate that the regulation will have a material impact on the Bank's lending operations.

     In August 1993, the OTS issued revised guidance for the classification of assets and a new policy on the classification of collateral-dependent loans (where proceeds from repayment can be expected to come only from the operation and sale of the collateral). With limited exceptions, effective September 1993, for troubled collateral-dependent loans where it is probably that the lender will be unable to collect all amounts due, an institution must classify as "loss" any excess of the recorded investment in the loan over its "value," and classify the remainder as "substandard." The "value" of a loan is either the present value of the expected future cash flows, the loan's observable market price or the fair value of the collateral. The Bank does not anticipate any adverse impact from the implementation of the revised guidance for classification of assets or collateral-dependent loans.

     The federal agencies regulating financial institutions issued a joint policy statement in December 1993 providing quantitative guidance and qualitative factors to consider in determining the appropriate level of general valuation allowances that institutions should maintain against various asset portfolios. The policy statement also requires institutions to maintain effective asset review systems and to document the institution's process for evaluating and determining the level of its general valuation allowance. Management believes the Bank's current policies and procedures regarding general valuation allowances and asset review procedures are consistent with the policy statement.

     FDICIA amended the Qualified Thrift Lender (QTL) test prescribed by FIRREA by reducing the qualified percentage to 65 percent and adding certain investments as qualifying investments. A savings institution must meet the percentage in at least nine of every 12 months. At December 31, 1993, the Bank's QTL ratio was approximately 79 percent. A thrift that fails to meet the QTL test must either become a commercial bank or be subject to a series of restrictions.

     Deposit Activities. FDIC rules permit well capitalized institutions to obtain brokered deposits in most circumstances. Adequately capitalized institutions may obtain brokered deposits only if they obtain a waiver from the FDIC. Undercapitalized institutions are prohibited from accepting brokered deposits. The Bank is classified as well capitalized for purposes of this rule. The Bank does not anticipate that there will be any impact on its business operations or deposit pricing as a result of this rule because the Bank is not currently accepting new brokered deposits and does not anticipate soliciting brokered deposits or deposits at rates significantly higher than prevailing rates.

     Supervisory Restrictions. In October 1991, the Bank entered into a Supervisory Agreement (the Agreement) with the OTS. Among other things, the Bank agreed to: retain competent management, improve the review and monitoring of problem assets, develop comprehensive business plans which support decisions concerning real estate development projects and foreclosed real estate, and reduce interest rate risk. In November 1993, the Agreement was terminated based upon corrective actions taken by the Bank.

     Safety and Soundness Standards. Pursuant to statutory requirements, the OTS issued a proposed rule on November 17, 1993, that prescribes certain "safety and soundness standards." The standards are intended to enable the OTS to address problems at savings associations before the problems cause significant deterioration in the financial condition of the association. The proposed regulation provides operational and managerial standards for internal controls and information systems, loan documentation, internal audit systems, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. The proposed regulation also requires a savings association to maintain a ratio of classified assets to total capital and ineligible allowances that is no greater than 1.0. A minimum earnings standard is also included in the proposed regulation requiring earnings sufficient to absorb losses without impairing capital. Earnings would be sufficient under the proposed regulation if the institution meets applicable capital requirements and would remain in capital compliance if its net income or loss over the last four quarters of earnings continued over the next four quarters of earnings. An institution that fails to meet any of the standards must submit a compliance plan. Failure to submit an acceptable compliance plan or to implement the plan could result in an OTS order or other enforcement action against the association. The Bank's level of adversely classified assets is less than its total capital plus ineligible allowances at December 31, 1993 as defined under the proposed rule.

  Federal Home Loan Bank System

     The FHLB system consists of 12 regional FHLB banks, which provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of San Francisco, is required to own capital stock in that institution in an amount at least equal to: one percent of the aggregate outstanding balance at the beginning of the year of its outstanding residential mortgage loans, home purchase contracts and similar obligations; 0.3 percent of total assets; or five percent of its advances from the FHLB, whichever is greater. The Bank is in compliance with this requirement, with an investment in FHLB stock at December 31, 1993 of $16.5 million.

  Liquidity

     The Bank is required to maintain an average daily balance of liquid assets equal to at least five percent of its liquidity base (as defined in the Regulation) during the preceding calendar month. The Bank is also required to maintain an average daily balance of short-term liquid assets equal to at least one percent of its liquidity base. The Bank has complied with these regulatory requirements. For the month of December 1993, the Bank's liquidity ratios were 18 percent and ten percent, respectively. See Financial Services Segment -- Capital Resources and Liquidity of MD&A for additional discussion.

  Investments

     In December 1991, the Federal Financial Institutions Examinations Council (FFIEC) issued its Supervisory Policy Statement on Securities Activities (Policy Statement). The Policy Statement: (1) addresses the selection of securities dealers, (2) requires depository institutions to establish prudent policies and strategies for securities transactions, (3) defines securities trading or sales practices that are viewed by the agencies as being unsuitable when conducted in an investment portfolio, (4) indicates characteristics of loans held for sale or trading, and (5) establishes a framework for identifying when certain mortgage derivative products are high-risk mortgage securities which must be held either in a trading or held for sale account. Management believes that items (1) through (4) will not unduly restrict the present operating strategies of the Bank. Item (5) will not affect the Bank's treatment of its $5 million investment in CMO residuals since the Policy Statement includes a grandfathering provision whereby any mortgage derivative owned prior to the date of adoption by the OTS is exempt from the tests. However, the Bank will have to apply the specified tests to any mortgage derivative product, including CMO, Real Estate Mortgage Investment Conduits (REMIC), CMO and REMIC residuals and stripped MBS purchases in the future.

  Insurance of Deposits

     The Bank's deposits are insured by the FDIC through the SAIF up to the maximum amount permitted by law, currently $100,000 per insured depositor. The SAIF requires semiannual insurance premium payments in January and July of each year. See Regulation -- General -- Deposit Insurance Premiums herein for additional discussion of insurance premiums to be paid by SAIF members.

     Insurance of deposits may be terminated by the FDIC, after notice and hearing, upon a finding by the FDIC that a thrift has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the OTS and FDIC. Management of the Bank is not aware of any practice, condition, or violation that might lead to termination of its deposit insurance.

  Community Reinvestment Act

     The Community Reinvestment Act of 1977 (CRA) and regulations promulgated under the act encourage savings associations to help meet the credit needs of the communities they do business in, particularly the credit needs of low and moderate income neighborhoods. The OTS periodically evaluates the Bank's performance under CRA. This evaluation is taken into account in determining whether to grant approval for new branches, relocations, mergers, acquisitions and dispositions. The Bank received a "satisfactory" evaluation in its most recent examination.

  Federal Reserve System

     The Board of Governors of the Federal Reserve System (the Federal Reserve) has adopted regulations that require depository institutions to maintain noninterest earning reserves against their transaction accounts (primarily negotiable order of withdrawal (NOW), demand deposit accounts, and Super NOW accounts) and nonpersonal money market deposit accounts. These regulations generally require that reserves of three percent be maintained against aggregate transaction accounts in an institution, up to $47.9 million, and an initial reserve of ten percent be maintained against that portion of total transaction accounts in excess of such amount. In addition, an initial reserve of three percent must be maintained on nonpersonal money market deposit accounts (which include borrowings with maturities of less than four years). These accounts and percentages are subject to adjustment by the Federal Reserve. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements which may be imposed by the OTS. At December 31, 1993, the Bank was required to maintain approximately $1.8 million in noninterest earning reserves and was in compliance with this requirement.

     As a creditor and financial institution, the Bank is subject to additional regulations promulgated by the Federal Reserve, including, without limitation, Regulation B (Equal Credit Opportunity Act), Regulation E (Electronics Funds Transfers Act), Regulation F (Interbank Liabilities), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act) and Regulation DD (Truth in Savings Act).

                            HOLDING COMPANY MATTERS

     The Bank is a wholly owned subsidiary of the Company. As a unitary savings bank holding company, the Company is subject to certain OTS regulation, examination, supervision and reporting requirements. The Bank is generally prohibited from engaging in certain transactions with the Company and is subject to certain OTS restrictions on the payment of dividends to the Company.

     In 1990, the OTS issued a regulation governing limitations of capital distributions, including dividends. Under the regulation, a tiered system keyed to capital is imposed on capital distributions. Insured thrifts fall under one of three tiers.

     1. Tier 1 includes those thrifts with net capital exceeding fully phased-in requirements and with Management, Asset quality, Capital adequacy, Risk management and Operating results (MACRO) ratings of 1 or
         2. (The MACRO system was established by the OTS to comprehensively and uniformly grade all thrifts with regard to financial condition, compliance with laws and regulations, and overall operating soundness.)

     2. Tier 2 includes those thrifts having net capital above their regulatory capital requirement, but below the fully phased-in requirement.

     3. Tier 3 includes those thrifts with net capital below the current regulatory requirement.

     Under the regulation, insured thrifts are permitted to make dividend payments as follows:

     1. Tier 1 thrifts are permitted to make (without application but with notification) capital distributions of half their surplus capital (as defined) at the beginning of a calendar year plus 100 percent of their earnings to date for the year.

     2. Tier 2 thrifts can make (without application but with notification) capital distributions ranging from 25, 50 or 75 percent of their net income over the most recent four quarter period, depending upon their level of capital in relation to the fully phased-in requirements.

     3. Tier 3 thrifts are prohibited from making any capital distributions without prior supervisory approval.

     Based upon these regulations, the Bank is currently restricted to paying no more than 75 percent of its net income over the last four quarters in dividends to its parent. The Bank did not pay any cash dividends during the past three years and does not anticipate paying cash dividends to its parent during 1994.

     Generally transactions between a savings and loan association and its affiliates are required to be on terms as favorable to the association as comparable transactions with nonaffiliates. In addition, certain of these transactions are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company. In addition, a savings and loan association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of such affiliates. It is not permissible for bank holding companies to operate a gas utility. Therefore, all loans by the Bank to the Company and all purchases of the Company's securities by the Bank are prohibited.

     The Company, at the time that it acquired the Bank, agreed to assist the Bank in maintaining levels of net worth required by the regulations in effect at the time or as they were thereafter in effect so long as it controlled the Bank. The enforceability of a net worth maintenance agreement of this type is uncertain. However, under current regulations, a holding company that has executed a capital maintenance obligation of this type may not divest control of a thrift, if the thrift has a capital deficiency, unless the holding company either provides the OTS with an agreement to infuse sufficient capital into the thrift to remedy the deficiency or the deficiency is satisfied.

     The Company is prohibited from issuing any bond, note, lien, guarantee or indebtedness of any kind pledging its utility assets or credit for or on behalf of a subsidiary which is not engaged in or does not support the business of the regulated public utility. As a result, there are limitations on the Company's ability to assist the Bank in maintaining levels of capital required by applicable regulations.

     The Company also stipulated in connection with the acquisition of the Bank that dividends by the Bank to the Company would not exceed 50 percent of the Bank's cumulative net income after the date of acquisition, without approval of the regulators. In addition, the Company agreed that the Bank would not at any time declare a dividend that would reduce the Bank's regulatory net worth below minimum regulatory requirements as in effect at the time of the acquisition or thereafter. Since the acquisition, the Bank's cumulative net income is $29.5 million resulting in maximum dividends payable of $14.7 million as of December 31, 1993. Since the acquisition, the Bank has paid the Company $1.8 million in capital distributions, net of the $20 million of capital contributions received from the Company.

ITEM 2.  PROPERTIES

     The information appearing in Part I, Item 1, pages 2 and 18 in this report is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has been involved with several lawsuits related to the May 4, 1988 fire and explosion at the Pacific Engineering & Production Company of Nevada (PEPCON) rocket fuel oxidizer plant in Henderson, Nevada. The lawsuits related to this incident, some of which named the Company as one of the defendants, were consolidated in the District Court for Clark County, Nevada under Case No. A264974. All claims have been settled by the various defendants. On December 14, 1992, a jury returned a verdict in favor of the Company on the PEPCON insurer's subrogation claim and the Court thereafter entered judgement in favor of the Company. During 1993, the Company's motions on behalf of its insurers to recover its costs and attorneys' fees resulted in a recovery of $1.6 million through a negotiated settlement. The settlement also resulted in the dismissal by the Nevada Supreme Court of two insurance companies' subrogation claims which were on appeal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The principal market in which the common stock of the Company is traded is the New York Stock Exchange. At March 18, 1994, there were 21,681 holders of record of common stock. The market price of the common stock was $17.13 as of March 18, 1994. Prices shown are those as quoted by the Wall Street Journal.

                  COMMON STOCK PRICE AND DIVIDEND INFORMATION

                                               1993                  1992            DIVIDENDS PAID
                                         -----------------     -----------------     ---------------
                                          HIGH       LOW        HIGH       LOW       1993      1992
                                         ------     ------     ------     ------     -----     -----
Fiscal Quarter
  First................................  $17.88      13.38     $13.50      10.38     $.175     $.175
  Second...............................   18.50      16.75      14.63      12.63      .175      .175
  Third................................   17.38      16.13      15.38      13.00      .195      .175
  Fourth...............................   18.50      15.50      14.50      12.88      .195      .175
                                                                                     -----     -----
                                                                                     $.740     $.700
                                                                                     -----     -----
                                                                                     -----     -----

     See Holding Company Matters and Note 2 of the Notes to Consolidated Financial Statements for a discussion of limitations on the Bank's ability to make capital distributions to the Company.

ITEM 6.  SELECTED FINANCIAL DATA

                   CONSOLIDATED SELECTED FINANCIAL STATISTICS

                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------
                                                    1993         1992         1991         1990         1989
                                                 ----------   ----------   ----------   ----------   ----------
Operating revenues.............................  $  689,841   $  718,483   $  794,791   $  867,671   $  846,676
Operating expenses.............................     602,263      642,635      765,688      761,244      734,436
                                                 ----------   ----------   ----------   ----------   ----------
Operating income...............................      87,578       75,848       29,103      106,427      112,240
Other income and (expenses)....................     (14,252)        (599)       1,824        1,808          922
Net interest and amortization of debt discount
  and expenses.................................     (49,706)     (43,115)     (44,461)     (45,441)     (41,969)
                                                 ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes..............      23,620       32,134      (13,534)      62,794       71,193
Income taxes...................................      11,259       14,473          641       25,623       28,508
                                                 ----------   ----------   ----------   ----------   ----------
Net income (loss) before cumulative effect of
  accounting change............................      12,361       17,661      (14,175)      37,171       42,685
Cumulative effect of change in method of
  accounting...................................       3,045           --           --           --           --
                                                 ----------   ----------   ----------   ----------   ----------
Net income (loss)..............................  $   15,406   $   17,661   $  (14,175) $     37,171  $   42,685
                                                 ----------   ----------   ----------   ----------   ----------
                                                 ----------   ----------   ----------   ----------   ----------
Net income (loss) applicable to common stock...  $   14,665   $   16,610   $  (15,500)  $   35,576   $   40,910
                                                 ----------   ----------   ----------   ----------   ----------
                                                 ----------   ----------   ----------   ----------   ----------
Contribution to consolidated net income (loss)
  Gas operations...............................  $   13,751   $   32,214   $   18,291   $   30,981   $   32,425
  Financial services...........................       1,655      (14,553)     (32,466)       6,190       10,260
                                                 ----------   ----------   ----------   ----------   ----------
                                                 $   15,406   $   17,661   $  (14,175)  $   37,171   $   42,685
                                                 ----------   ----------   ----------   ----------   ----------
                                                 ----------   ----------   ----------   ----------   ----------
Total assets at year end.......................  $2,943,949   $3,341,528   $3,462,974   $3,764,260   $3,724,846
                                                 ----------   ----------   ----------   ----------   ----------
                                                 ----------   ----------   ----------   ----------   ----------
Construction expenditures......................  $  115,424   $  105,595   $   81,063   $  104,419   $   99,471
                                                 ----------   ----------   ----------   ----------   ----------
                                                 ----------   ----------   ----------   ----------   ----------
Cash flow, net
  From operating activities....................  $   89,491   $   86,441   $  112,958   $   73,985   $   77,404
  From investing activities....................     343,823       36,045      219,715      (33,502)     (54,984)
  From financing activities....................    (444,613)    (102,560)    (290,353)     (29,948)     (31,447)
                                                 ----------   ----------   ----------   ----------   ----------
  Net change in cash...........................  $  (11,299)  $   19,926   $   42,320   $   10,535   $   (9,027)
                                                 ----------   ----------   ----------   ----------   ----------
                                                 ----------   ----------   ----------   ----------   ----------
Capitalization at year end
  Common equity................................  $  343,878   $  329,444   $  327,149   $  353,254   $  334,215
  Preferred and preference stocks..............       8,058       15,316       22,574       29,832       37,090
  Long-term debt...............................     692,865      654,523      674,330      842,572      844,633
                                                 ----------   ----------   ----------   ----------   ----------
                                                 $1,044,801   $  999,283   $1,024,053   $1,225,658   $1,215,938
                                                 ----------   ----------   ----------   ----------   ----------
                                                 ----------   ----------   ----------   ----------   ----------
Common stock data
  Return on average common equity..............         4.4%         5.1%        (4.6)%       10.3%        12.7%
  Earnings (loss) per share....................  $     0.71   $     0.81   $    (0.76)  $     1.81   $     2.15
  Dividends paid per share.....................  $     0.74   $     0.70   $     1.05   $     1.40   $     1.37
  Payout ratio.................................         104%          86%         N/A           77%          64%
  Book value per share at year end.............  $    16.38   $    15.99   $    15.88   $    17.63   $    17.30
  Market value per share at year end...........  $    16.00   $    13.75   $    10.63   $    13.13   $    17.25
  Market value per share to book value per
    share......................................          98%          86%          67%          74%         100%
  Common shares outstanding at year end
    (000)......................................      20,997       20,598       20,598       20,036       19,322
  Number of common shareholders at year end....      21,851       22,943       24,396       24,510       24,400

                                  SEGMENT DATA

                             NATURAL GAS OPERATIONS

                             (THOUSANDS OF DOLLARS)

                                                          YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1993         1992         1991         1990         1989
                                       ----------   ----------   ----------   ----------   ----------
Sales...............................   $  503,789   $  506,937   $  493,647   $  503,961   $  475,828
Transportation......................       34,361       27,190       21,201       15,008       20,865
Other...............................          955          263       50,162       69,973       72,914
                                       ----------   ----------   ----------   ----------   ----------
Total revenue.......................      539,105      534,390      565,010      588,942      569,607
Net cost of gas purchased...........      212,290      214,293      276,954      294,597      289,346
                                       ----------   ----------   ----------   ----------   ----------
Operating margin....................      326,815      320,097      288,056      294,345      280,261
Expenses
  Operations and maintenance........      169,921      159,954      154,370      144,809      137,112
  Depreciation and amortization.....       55,088       52,277       47,140       43,979       38,666
  Other.............................       24,124       22,291       20,289       19,246       16,098
                                       ----------   ----------   ----------   ----------   ----------
Operating income....................   $   77,682   $   85,575   $   66,257   $   86,311   $   88,385
                                       ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------
Contribution to consolidated net
  income............................   $   13,751   $   32,214   $   18,291   $   30,981   $   32,425
                                       ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------
Total assets at year end............   $1,194,679   $1,103,794   $1,106,917   $1,051,698   $  951,288
                                       ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------
Net gas plant at year end...........   $  954,488   $  906,420   $  854,254   $  806,960   $  772,080
                                       ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------
Construction expenditures...........   $  113,903   $  102,517   $   76,871   $   99,634   $   92,885
                                       ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------
Cash flow, net
  From operating activities.........   $   50,628   $   81,457   $   93,925   $   55,188   $   76,007
  From investing activities.........     (116,246)    (103,065)     (96,588)     (91,527)     (85,572)
  From financing activities.........       67,297       (7,792)      27,351       39,363        9,993
                                       ----------   ----------   ----------   ----------   ----------
Net change in cash..................   $    1,679   $  (29,400)  $   24,688   $    3,024   $      428
                                       ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------
Total throughput (thousands of
  therms)
  Sales.............................      850,557      825,521      885,255      908,836      912,935
  Transportation....................      725,023      651,141      509,478      459,303      420,229
                                       ----------   ----------   ----------   ----------   ----------
  Total throughput..................    1,575,580    1,476,662    1,394,733    1,368,139    1,333,164
                                       ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------
Weighted average cost of gas
  purchased ($/therm)...............   $     0.29   $     0.26   $     0.26   $     0.26   $     0.26
Customers at year end...............      932,000      897,000      870,000      828,000      797,000
Employees at year end...............        2,318        2,285        2,243        2,217        2,250
Degree days -- actual...............        2,470        2,261        2,470        2,448        2,239
Degree days -- ten year average.....        2,401        2,375        2,419        2,356        2,334

                                  SEGMENT DATA

                               FINANCIAL SERVICES

                             (THOUSANDS OF DOLLARS)

                                                          YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1993         1992         1991         1990         1989
                                       ----------   ----------   ----------   ----------   ----------
Interest income......................  $  132,325   $  165,678   $  213,991   $  255,907   $  246,125
Interest expense.....................      75,076      111,917      158,788      208,236      213,007
                                       ----------   ----------   ----------   ----------   ----------
Net interest income..................      57,249       53,761       55,203       47,671       33,118
Provision for credit losses..........      (6,212)     (14,129)     (12,058)      (3,269)      (1,723)
                                       ----------   ----------   ----------   ----------   ----------
Net interest income after credit loss
  provision..........................      51,037       39,632       43,145       44,402       31,395
Income from real estate operations...         100        3,023          219       10,176       23,321
Provision for estimated real estate
  losses.............................      (1,010)     (18,309)     (50,696)      (4,500)      (2,106)
                                       ----------   ----------   ----------   ----------   ----------
Net income (loss) from real estate
  operations.........................        (910)     (15,286)     (50,477)       5,676       21,215
Loan fees............................       1,025        2,280        3,428        3,164        2,613
Other income, net....................      11,024       13,112       12,143        9,482        5,010
General and administrative
  expenses...........................     (48,296)     (45,309)     (41,237)     (38,452)     (32,182)
Amortization of cost in excess of
  net assets acquired................      (3,984)      (4,156)      (4,156)      (4,156)      (4,196)
                                       ----------   ----------   ----------   ----------   ----------
Operating income (loss)..............  $    9,896   $   (9,727)  $  (37,154)  $   20,116   $   23,855
                                       ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------
Contribution to consolidated
  net income (loss)..................  $    1,655   $  (14,553)  $  (32,466)  $    6,190   $   10,260
                                       ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------
Total assets at year end.............  $1,751,419   $2,237,734   $2,356,057   $2,712,562   $2,773,558
                                       ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------
Interest-earning assets at year
  end................................  $1,582,720   $2,022,121   $2,152,494   $2,450,629   $2,471,437
                                       ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------
Interest-bearing liabilities at year
  end................................  $1,546,158   $2,058,663   $2,164,402   $2,494,111   $2,567,288
                                       ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------
Cash flow, net
  From operating activities..........  $   38,863   $    4,984   $   19,033   $   18,797   $    1,397
  From investing activities..........     460,069      139,110      316,303       58,025       30,588
  From financing activities..........    (511,910)     (94,768)    (317,704)     (69,311)     (41,440)
                                       ----------   ----------   ----------   ----------   ----------
  Net change in cash.................  $  (12,978)  $   49,326   $   17,632   $    7,511   $   (9,455)
                                       ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------
Average yield on loans...............        9.25%       10.14%       10.95%       11.06%       10.85%
Average yield on debt securities.....        5.93         7.15         8.74         9.05         8.99
Average yield on cash equivalents....        3.09         3.54         5.60         4.81         3.98
Average earning asset yield..........        7.28         8.32         9.56        10.02         9.64
Average cost of deposits.............        3.99         5.09         6.77         7.74         7.78
Average cost of borrowings...........        4.69         6.95         7.35         8.71         9.33
Average cost of funds (net of
  capitalized and transferred
  interest and cost of
  hedging activities)................        4.14         5.58         7.03         7.89         8.25
Interest rate spread.................        3.14         2.74         2.53         2.13         1.39
Net yield on interest-earning
  assets.............................        3.15         2.70         2.47         1.87         1.30

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is comprised of two business segments; natural gas operations and financial services. The gas segment purchases, transports and distributes natural gas to residential, commercial and industrial customers in geographically diverse portions of Arizona, Nevada and California. The financial services segment (the Bank) is engaged in retail and commercial banking. The Bank's principal business is to attract deposits from the general public and make consumer and commercial loans secured by real estate and other collateral. During 1993, the gas segment contributed $13.7 million and the financial services segment contributed $1.7 million towards consolidated net income of $15.4 million.

CONSOLIDATED CAPITAL RESOURCES AND LIQUIDITY

     The capital requirements and resources of the Company generally are determined independently for the gas and financial services segments. Each business segment is generally responsible for securing its own financing sources.

     Liquidity refers to the ability of an enterprise to generate adequate amounts of cash to meet its cash requirements. General factors that could affect consolidated capital resources and liquidity significantly in future years include inflation, growth in the economy and changes in income tax laws. In addition, other factors specific to the two operating segments of the Company include: the level of natural gas prices and changes in the ratemaking policies of regulatory commissions for the gas segment; and new banking regulations, interest rate sensitivity, credit risk and competition for the financial services segment.

     The Bank has continued to improve its capital position by reducing its asset base and its level of real estate investment which require higher levels of capitalization. However, in light of regulatory changes, including more stringent capital requirements, and in order to enhance the Bank's capital position, the Company did not receive cash dividends from the Bank during 1993 and does not anticipate receiving cash dividends from the Bank during 1994.

     The Company's Board of Directors (the Board) will continue to evaluate the Bank's cash dividend policy subject to regulatory limitations. The Board will also continue to review the Company's investment in the Bank with an emphasis on the Bank's capital position relative to its capital requirements. The impact of any new capital requirements imposed on the Bank will be analyzed, and the appropriate strategic adjustments will be determined. The Company presently does not anticipate having to contribute additional capital to the Bank.

     In May 1993, the Board of Directors declared a quarterly common stock dividend of 19.5 cents per share payable September 1, 1993, a two cents per share or 11.4 percent increase from the previous level. The increase was established in accordance with the Company's dividend policy which states that the Company will pay common stock dividends at a prudent level that is within the normal dividend payout range for its respective businesses, and that the dividend will be established at a level considered sustainable in order to minimize business risk and maintain a strong capital structure throughout all economic cycles.

     Consolidated cash and cash equivalents decreased $11.3 million during 1993, the result of decreased cash flow from the financial services segment of $13 million, offset somewhat by a $1.7 million increase from the gas segment. The increase from the gas segment is mainly attributable to the proceeds from the issuance of notes payable, offset by increased construction expenditures. The decrease from the financial services segment is primarily due to repayment of fixed rate long-term borrowings and deposit outflows resulting from lower prevailing interest rates paid on deposit accounts.

     Inflation, as measured by the Consumer Price Index for all urban consumers averaged 2.7 percent in 1993, 2.9 percent in 1992 and 3.1 percent in 1991. Inflation primarily impacts the Company's labor costs, materials, purchased gas costs and cost of capital investment.

     The Bank's assets and liabilities consist primarily of monetary assets (cash, cash equivalents, debt securities and loans receivable) and liabilities (savings deposits and borrowings) which are, or will be, converted into a fixed amount of dollars in the ordinary course of business regardless of changes in prices.

Monetary assets lose purchasing power due to inflation, but this is offset by gains in the purchasing power of liabilities, as these obligations are repaid with inflated dollars.

     In June 1993, Moody's Investors Service, Inc. upgraded the Company's unsecured debt rating from Ba2 to Ba1. In November 1993, Duff and Phelps Credit Rating Company lowered the Company's unsecured debt rating from BBB-(triple B minus) to BB+ (double B plus). Standard and Poor's Corporation affirmed the Company's unsecured long-term debt rating at BBB-during 1993.

     See Capital Resources and Liquidity for separate discussions of each business segment.

RESULTS OF CONSOLIDATED OPERATIONS

  1993 vs. 1992

     Consolidated net income decreased $2.3 million compared to consolidated net income from the same period a year ago. The decrease resulted from an $18.5 million decrease in net income contributed by the gas segment, offset by a $16.2 million improvement in net income contributed by the financial services segment ($13.2 million before cumulative effect of accounting change). See separate discussions of each business segment for an analysis of these changes.

     Operating income increased $11.7 million in 1993 from the same period a year ago. This was primarily the result of a $25.2 million decrease in the provision for estimated credit losses, offset by increases in operating expense, depreciation and general taxes.

     Net interest deductions in 1993 increased $6.6 million, or 15 percent, compared to 1992. See discussion of the natural gas operations segment for an analysis of this change.

     Other expenses increased $9.9 million compared to 1992. See discussion of the natural gas operations segment for an analysis of this change.

     In January 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes," and applied the provisions prospectively. The cumulative effect of this change in method of accounting was an increase in net income of $3 million. See
Note 14 of the Notes to Consolidated Financial Statements for additional discussion.

     Earnings per share decreased 10 cents to 71 cents per share in 1993. Dividends paid increased four cents to 74 cents per share, the result of the Board's decision to increase the quarterly dividend in May 1993. Average shares outstanding increased by 131,000 shares.

  1992 vs. 1991

     Consolidated net income increased $31.8 million in 1992 compared to 1991 consolidated net income. The increase resulted from a $17.9 million improvement from the financial services segment and an increase of $13.9 million contributed by the gas segment. See separate discussions of each business segment for an analysis of these changes.

     Operating income increased $46.7 million in 1992 compared to 1991 operating income. This was primarily the result of a $30.3 million decrease in the provision for estimated real estate and loan losses. An increase in natural gas operating margin, partially offset by higher operating expenses, depreciation and general taxes, also contributed to the increase in operating income.

     Net interest deductions decreased $1.3 million, or three percent, in 1992 compared to 1991. Lower interest rates in the prevailing market and lower average short-term debt, including amounts owed to ratepayers, were the primary factors contributing to the decrease in 1992.

     Earnings per share increased $1.57 to 81 cents in 1992. Dividends paid decreased 35 cents to 70 cents, the result of the Board's decision to reduce the quarterly dividend in September 1991. Average shares outstanding increased by 209,000 shares.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In November 1992, the Financial Accounting Standards Board (FASB) issued SFAS No. 112, "Employer's Accounting for Postemployment Benefits." The statement, which is effective for 1994 financial statements, requires an employer to recognize the cost of benefits provided to former or inactive employees, after employment but before retirement, on an accrual basis, as employees perform services to earn the benefit. The Company offers no financially significant postemployment benefits. As a result, adoption of SFAS No. 112 will have no material impact on the Company's financial position or results of operations.

     In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This statement is applicable to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at lower of cost or fair value, leases, and debt securities as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 114 requires that impaired loans be measured at the present value of expected future cash flows by discounting those cash flows at the loan's effective interest rate or, in the case of collateral dependent loans such as mortgage loans, at the fair value of the collateral. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The statement amends SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," to require a creditor to account for a troubled debt restructuring involving a modification of terms at fair value as of the date of the restructuring. The statement also amends SFAS No. 5, "Accounting for Contingencies," to clarify that a creditor should evaluate the collectibility of both contractual interest and principal of a receivable when assessing the need for a loss accrual. The provisions of the statement apply to financial statements issued for fiscal years beginning after December 15, 1994, with earlier application permitted. Retroactive restatement of previously issued annual financial statements is not permitted. The Company is analyzing its loan portfolios to determine the impact, if any, of the statement on its results of operations at the date of implementation.

     In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." On December 31, 1993, the Company early adopted SFAS No. 115. See Notes 1 and 3 of the Notes to Consolidated Financial Statements for additional discussion.

                         NATURAL GAS OPERATIONS SEGMENT

     The Company is engaged in the business of purchasing, transporting, and distributing natural gas in portions of Arizona, Nevada and California. Its several service areas are geographically as well as economically diverse. The Company is the largest distributor in Arizona, distributing and transporting gas in most of southern, central and northwestern Arizona. The Company is also the largest distributor and transporter of natural gas in Nevada. The Company also distributes and transports gas in portions of California, including the Lake Tahoe area and high desert and mountain areas in San Bernardino County.

     As of December 31, 1993, the Company had approximately 932,000 distribution customers, of which 563,000 customers were located in Arizona, 266,000 in Nevada and 103,000 in California. Residential and commercial customers represented over 99 percent of the Company's customer base.

     During 1993, the Company's customer base expanded by 13,000 customers in Arizona, 20,000 in Nevada, and 2,000 in California. These increases are largely attributable to continued population growth in the Company's service areas and represent four percent growth in the Company's customer base. Customer growth over the past three years averaged four percent annually, excluding customers obtained through the 1991 acquisition of CP National Corporation (CPN) gas properties in Nevada and southern California.

     During 1993, 56 percent of operating margin was earned in Arizona, 32 percent in Nevada, and 12 percent in California. This pattern is consistent with prior years.

     The Company's total gas plant in service increased from $1.1 billion to $1.3 billion, or at an annual rate of seven percent, during the three-year period ended December 31, 1993, reflecting continued customer growth within the Company's service territories.

CAPITAL RESOURCES AND LIQUIDITY

     The growth of the gas segment during the last several years has required capital resources in excess of the amount of cash flow generated from operating activities (net of dividends paid). During 1993, the gas segment's capital expenditures were $114 million. Cash flow from operating activities (net of dividends) provided $34 million, or approximately 30 percent, of the required capital resources pertaining to these construction expenditures. The remainder was provided from net external financing activities. The Company received no dividends from the Bank during 1993 and is not dependent upon such dividends to meet the gas segment's cash requirements.

     In December 1993, the Company borrowed $75 million in Clark County, Nevada, tax-exempt industrial development revenue bonds (IDRB). The IDRB have an annual coupon rate of 6.5 percent, are noncallable for 10 years and have a final maturity of December 2033. The proceeds from the sale of the IDRB will be used to finance certain additions and improvements to the Company's natural gas distribution and transmission system in Clark County, Nevada.

     In December 1993, the Company borrowed $50 million in City of Big Bear Lake, California, tax-exempt IDRB. The IDRB bear interest at a variable rate and have a final maturity of December 2028. The proceeds from the sale of the IDRB will be used to finance certain additions and improvements to the Company's natural gas distribution and transmission system in San Bernardino County, California.

     The Company currently estimates that construction expenditures for its gas segment during 1994 through 1996 will be approximately $410 million, and debt maturities and repayments, and other cash requirements are expected to approximate $190 million. Often times there are differences between estimated and actual results, because actual events and circumstances frequently do not occur as expected, and those differences may be significant.

     Applications to proceed with a Paiute capacity expansion project were filed with the FERC in September and October 1993. The first component of the project will expand service to seven northern Nevada industrial gas users. The Company has executed firm long-term transportation service agreements with these industrial gas users. The estimated total cost of this component is $3.5 million. The second component of the project will include the construction of new transmission pipeline facilities which will allow the Company to serve the City of Truckee, California, an area not currently serviced by the Company, and to provide additional capacity to existing service areas. The estimated total cost of the second component of the expansion project is $35 million. Proceedings on the applications are expected to commence in early 1994. Construction is expected to take place during 1994/1995 with the projects being placed in service before the 1995/1996 heating season.

     In December 1993, the Company filed an application for certification with the CPUC to provide natural gas service to the Truckee, California area. The cost of the proposed expansion is estimated at $25 million and would take approximately three years to complete. The Company must also apply for various permits and negotiate agreements before the expansion can take place. An additional 9,200 customers could potentially be added through the expansion. The Company plans to begin construction once the required regulatory approvals are received.

     It is currently estimated that cash flow from operating activities (net of dividends) will generate approximately 45 percent of the gas segment's total cash requirements during 1994 through 1996. A portion of the remaining funding requirements will be provided by $117 million of IDRB funds held in trust from the 1993 Clark County, Nevada, Series A issue and 1993 City of Big Bear Lake, California, Series A issue. The remaining cash requirements, including debt refundings, are expected to be provided by external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, and growth factors in the Company's service areas. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

     The gas segment's costs of natural gas, labor and construction are the categories most significantly impacted by inflation. Changes to the Company's cost of gas are generally recovered through PGA mechanisms and do not significantly impact net earnings. Labor is a component of the cost of service, and construction costs are the primary component of rate base. In order to recover increased costs, and earn a fair return on rate base, general rate cases are filed by the Company, when deemed necessary, for review and approval by the ACC, PSCN and FERC. In California, general rate cases are filed every three years and attrition filings (a mechanism to adjust rates primarily for inflation) are made annually for the interim periods. Regulatory lags, that is, the time between the date increased costs are incurred and the time such increases are recovered through the ratemaking process, do, however, impact earnings as do disallowances of certain costs.

RESULTS OF NATURAL GAS OPERATIONS

  1993 vs. 1992

     Contribution to consolidated net income was $13.7 million, a decrease of $18.5 million from 1992, the result of increased operations and maintenance expenses, depreciation expense and general taxes partially offset by increased operating margin. An increase in net interest deductions and the recognition of the Arizona pipe replacement program disallowances also contributed to the decrease in net income.

     Operating margin during 1993 increased $6.7 million, or two percent, over the same period a year ago. This increase was primarily due to increased transportation volumes, and continued customer growth in all of the Company's service areas, combined with annualized rate relief of $1.4 million effective January 1993 in its southern California jurisdiction, rate relief in its FERC jurisdiction (subject to refund) effective April 1993, and $6.5 million in its central Arizona jurisdiction effective September 1993. Weather also had a significant impact on margin.

     Operating margin from weather-sensitive customers increased $1.3 million due to the rate relief in Arizona and California, and the addition of 35,000 customers system-wide during the 12-month period. However, differences in heating demand between periods negatively impacted operating margin from these customers largely offsetting the favorable occurrences.

     Operating margin from other customers, primarily transportation, increased $5.4 million. Transportation volumes increased by 11 percent over the prior year as cogeneration and electric generation customers increased throughput.

     Operations and maintenance expenses increased $10 million, or six percent, reflecting a general increase in labor costs, increased costs of materials and contractor services related to maintenance and other operating expenses. These increases are attributable to the incremental costs of providing service to the Company's steadily growing customer base.

     Depreciation expense and other operating expenses (primarily property taxes) increased $4.6 million, or six percent. During 1993, average gas plant in service increased $105 million, or nine percent. This is attributable to capital expenditures for the continued upgrade of existing operating facilities and the expansion of the system to accommodate substantial customer growth, including the capacity expansion project on Paiute's pipeline system.

     Net interest deductions increased $6.6 million, or 15 percent, in 1993. Higher average outstanding long-term debt balances with associated higher average interest rates are the primary reasons for the increased interest expense. The increase in the average long-term debt balance is attributable to the net impact of the issuances of $100 million in Series F Debentures and $130 million in tax-exempt IDRB during the second half of 1992. The Company used $80 million from the sale of the fixed-rate Series F Debentures to retire existing variable-rate indebtedness, which included $40 million of short-term borrowings. The remaining $20 million was used for general corporate purposes, including the planned expansion and replacement of utility plant. The Company used $80 million from the sale of the fixed-rate IDRB to retire existing variable-rate IDRB. The remaining $50 million was used to finance qualifying construction expenditures in the Company's Southern Nevada Division. The Company replaced the variable-rate long-term debt instruments with fixed-rate debt instruments in order to take advantage of the low interest rate environment. While interest costs have increased in the short term, the Company believes that it will achieve overall interest cost savings in the long term.

     Arizona Pipe Replacement Program Disallowances. In August 1990, the ACC issued its opinion and order (Decision No. 57075) on the Company's 1989 general rate increase requests applicable to the Company's Central and Southern Arizona Divisions. Among other things, the order stated that $16.7 million of the total capital expenditures incurred as part of the Company's Central Arizona Division pipe replacement program were disallowed for ratemaking purposes and all costs incurred as part of the Company's Southern Arizona Division pipe replacement program were excluded from the rate case and rate consideration was deferred to the Company's next general rate application, which was filed in November 1990.

     In October 1990, the Company filed a Complaint in the Superior Court of the State of Arizona, against the ACC, to seek a judgement modifying or setting aside this decision. In February 1991, the Company filed a Motion for Summary Judgement in the Superior Court to seek a judgement summarily determining that Decision No. 57075 of the ACC is unreasonable and unlawful and, in accordance with that determination, modifying or setting aside Decision No. 57075 and allowing the Company to establish and collect reasonable, temporary rates under bond, pending the establishment of reasonable and lawful rates by the Commission. In June 1991, the Court affirmed the ACC's rate order without explanation or opinion. In August 1991, the Company appealed to the Arizona Court of Appeals from the Superior Court's judgement. In April 1993, Division Two of the Arizona Court of Appeals issued a Memorandum Decision affirming the ACC's opinion and order. Based on this decision, the Company filed a Motion for Reconsideration in the Court of Appeals in May 1993. The Motion for Reconsideration was denied and the Company, in July 1993, filed a Petition for Review with the Arizona Supreme Court. On February 25, 1994, immediately following the denial of the Petition for Review by the Arizona Supreme Court, the Court of Appeals issued its Mandate ordering the Company to comply with its April 1993 Memorandum Decision.

     As a result of the Arizona Court of Appeals Division Two Mandate, the Company has written off $15.9 million in gross plant related to the central and southern Arizona pipe replacement program disallowances. The impact of these disallowances, net of accumulated depreciation, tax benefits and other related items, was a non-cash reduction to 1993 net income of $9.3 million, or $0.44 per share. See Note 17 of the Notes to Consolidated Financial Statements for further discussion.

  1992 vs. 1991

     Contribution to consolidated net income during 1992 increased $13.9 million, or 76 percent, compared to the 1991 contribution, the result of increased operating margin partially offset by increased operations and maintenance expenses, depreciation expense and general taxes. A decrease in net interest deductions also contributed to the increase in net income.

     Both operating revenues and net cost of gas decreased significantly from 1991 primarily due to the termination of a nonregulated sales agreement between a subsidiary of the Company and its natural gas supplier. The termination did not materially affect operating margin. Also impacting the declines was the conversion of Paiute to a transportation-only pipeline effective in June 1991. Although margin was not affected, both revenues and cost of gas decreased because Paiute no longer provides a gas sales service.

     Operating margin during 1992 increased $32 million, or 11 percent, compared to 1991. Operating margin from weather-sensitive customers increased $33.7 million during 1992. This increase was due, in part, to continued customer growth in all of the Company's service areas, combined with annualized rate relief of $4.8 million effective January 1992 in its California jurisdiction and $8.3 million effective March 1992 in its southern Arizona rate jurisdiction.

     During 1992, the Company billed an average of 40,000 more customers per month than in 1991. In addition to continued customer growth within the Company's service territories, this increase in the average number of customers was impacted by the first full year of billings of the 11,800 customers, in Henderson, Nevada, and Needles, California, acquired from CPN in late 1991.

     Operating margin from weather-sensitive customers was also favorably impacted by differences in heating demand between years, especially during December 1992 as compared to December 1991. Although total degree days (a measure of relative coldness which is used as an indicator of natural gas usage) were slightly lower in 1992, degree days in December 1992 were 20 percent greater than in December 1991. The Company experienced colder-than-normal weather in heating demand throughout its service territories during December 1992, whereas warmer-than-normal weather occurred during December 1991.

     Operations and maintenance expenses increased $5.6 million during 1992, or four percent, reflecting a general increase in labor costs, and increased costs of materials and contractor services related to maintenance. These increases were attributable to the incremental costs of providing quality service to the Company's steadily growing customer base.

     Depreciation expense and other expenses (primarily property taxes) increased $7.1 million during 1992, or 11 percent. During 1992, average gas plant increased $80 million, or seven percent. This was attributable to capital expenditures for the continued upgrade of existing operating facilities and the expansion of the system to accommodate substantial customer growth, including the capacity expansion project on Paiute's pipeline system.

     Net interest deductions decreased $1.3 million, or three percent, in 1992 compared to 1991. Lower interest rates in the prevailing market and lower average short-term debt, including amounts owed to ratepayers, were the primary reasons for the decrease in 1992.

RATES AND REGULATORY PROCEEDINGS

  California

     Effective January 1, 1993, the Company received approval of an attrition allowance to increase annual margin by $1.4 million in its southern and northern California rate jurisdictions. Effective January 1, 1994, the Company received approval of an attrition allowance to increase annual margin by $1.5 million for its southern and northern California rate jurisdictions. Pursuant to the CPUC rate case processing plan, the Company filed a general rate application in January 1994 to increase annual margin by $1.1 million for its southern and northern California rate jurisdictions effective January 1995.

  Nevada

     In March 1993, the Company filed general rate cases with the PSCN seeking approval to increase revenues by $9.4 million, or eight percent, annually for its southern Nevada rate jurisdiction and $3.3 million, or nine percent, annually for its northern Nevada rate jurisdiction. The Company's last general rate cases were September 1987 for southern Nevada and December 1988 for northern Nevada. Since that time, general rate cases had not been necessary in these jurisdictions primarily because of ongoing customer growth and Company initiated cost containment measures. The Company was seeking recovery of increased operating costs in these ratemaking areas and the restructuring of its tariffs and rates to reflect current changes within the natural gas industry. The PSCN issued its rate order in October 1993 and ordered the Company to reduce general rates by $648,000 in southern Nevada and authorized a $799,000 increase in northern Nevada. The primary reasons for the difference between the Company's requested annual revenue increases and the amounts authorized by the PSCN included lower authorized returns on rate base and lower authorized depreciation expenses. The Company filed a motion for reconsideration and rehearing on several issues following the issuance of the rate order. In January 1994, the PSCN granted the rehearing of certain rate case issues. A hearing on these issues is expected to commence in the second quarter of 1994. The resolution of these issues is not expected to have a material effect on the Company's results of operations.

  Arizona

     Current Arizona Rate Cases. In October 1993, the Company filed a rate application with the ACC seeking approval to increase revenues by $10 million, or 9.3 percent, annually for its southern Arizona jurisdiction. The Company is seeking to recover increased operating costs and obtain a return on construction expenditures, and has proposed tariff restructurings which are consistent with the tariff modifications authorized by the ACC in its August 1993 central Arizona decision. Hearings on the application are to commence in June 1994. A final rate order from the ACC is expected in the fourth quarter of 1994.

     In October 1992, the Company filed a rate application with the ACC seeking approval to increase revenues by $15.9 million, or 7.9 percent, annually for its central Arizona jurisdiction. The Company sought recovery of increased operating costs as well as modification and simplification of its tariff to accommodate changes occurring within the industry as a result of open access transportation. In August 1993, the ACC ruled on this case and granted the Company a $6.5 million annual revenue increase for its central Arizona rate jurisdiction, effective September 1993. The primary reason for the difference between the Company's $15.9 million requested annual revenue increase and the $6.5 million annual revenue increase granted in the opinion and order was a lower authorized return on rate base. The ACC also reduced the prior rate case disallowance related to the Company's capital expenditures for the Central Arizona Division pipe replacement program from $16.7 million to $14.6 million. The revision was based on lower actual costs incurred under the program than were previously projected. See Note 17 of the Notes to Consolidated Financial Statements for further discussion regarding pipe replacement program disallowances.

     Arizona Gas Procurement. During 1991, the ACC Staff conducted a comprehensive audit of the Company's natural gas procurement practices. The audit covered the period January 1986 through November 1990. Issues addressed included a review of the Company's contractual arrangement with a subsidiary and its gas supplier for the acquisition of natural gas from nontraditional sources, two-tiered gas cost allocation methods, unaccounted-for gas and a review of the recovery of take-or-pay settlement costs. In July 1992, the ACC issued its order directing the Company to refund through its PGA mechanism $5.7 million of profits earned through the contractual arrangement with its subsidiary and its gas supplier. The Company made the required refunds in 1992.

     In July 1992, the Company filed a motion with the ACC for reconsideration of the gas procurement decision. The ACC failed to act on this motion within the specified 20 days, and it was, therefore, deemed denied by operation of law. In September 1992, the Company filed a Notice of Appeal with the Arizona Court of Appeals. In January 1994, the Arizona Court of Appeals issued an opinion affirming the decision of the ACC. The Company decided not to seek a review of the decision in the Arizona Supreme Court.

  FERC

     In October 1992, Paiute filed a general rate case with the FERC requesting approval to increase revenues by $6.8 million annually. Paiute is seeking recovery of increased costs associated with its capacity expansion project that was placed into service in February 1993. Interim rates reflecting the increased revenues became effective in April 1993 and are subject to refund until a final order is issued. The final order is expected in 1994.

     In December 1992, Paiute filed tariff revisions to comply with Order No.
636. The filing, among other things, restructured rates to reflect a new mandatory method of pipeline rate design. The FERC accepted Paiute's filing in May 1993, but ordered Paiute to submit additional compliance filings, which were filed through October 1993. By order issued October 1993, the FERC approved Paiute's restructured tariff effective November 1993. The restructured rates are not expected to have a significant impact on the Company's results of operations.

TAKE-OR-PAY

     At December 31, 1993, the Company had $4.3 million remaining in regulatory asset accounts for direct bill take-or-pay (TOP) costs. These accounts included $3.3 million related to Arizona rate jurisdictions and

$1 million related to the southern Nevada jurisdiction. The Company received authorization from the ACC to recover the Arizona portion of TOP costs from all Arizona jurisdictional customers effective June 1991 over periods of time not to exceed six years. In January 1992, authority was granted by the PSCN to begin recovering the southern Nevada portion of TOP costs, effective February 1992, over negotiable periods of time. Management expects full recovery of the Arizona and southern Nevada approved TOP costs.

                           FINANCIAL SERVICES SEGMENT

     The Bank recorded net income of $6.6 million for the year ended December 31, 1993 compared to net losses of $9.8 million and $28.4 million for the years ended December 31, 1992 and 1991, respectively. The Bank's 1993 net income is comprised of $7.9 million from core banking operations and a $3 million gain from the change in method of accounting for income taxes. These items were partially offset by a $1 million net loss, after tax, from the sale of the Bank's Arizona branch operations (the Arizona sale) and a $3.4 million net loss, after tax, from goodwill amortization and noncore banking operations, including real estate development activities. Income from core banking operations improved in 1993 as a result of lower provisions for estimated credit losses and an improved net interest margin.

     In August 1993, the Bank sold its Arizona branch operations to World Savings and Loan Association (World) of California. The Bank sold $334 million of MBS to effect the sale of approximately $321 million of Arizona branch deposits. The final disposition of the Bank's Arizona branch operations resulted in an after-tax loss of approximately $1 million. See Long Term Strategic Business Plan section of MD&A and Note 2 of the Notes to Consolidated Financial Statements for further discussion.

FINANCIAL AND REGULATORY CAPITAL

     At December 31, 1993, stockholder's equity totaled $177 million. Stockholder's equity increased $15.4 million compared to December 31, 1992, as a result of net income and unrealized gains, after tax, on debt securities available for sale. The Bank has not paid any cash dividends to the Company since 1989. By regulation, the Bank is restricted from paying dividends to the Company in excess of 75 percent of its net income over the preceding four quarters. In order to continue to build its capital position, the Bank does not anticipate paying cash dividends to the Company during 1994.

     During 1993, the Bank's regulatory capital levels and ratios increased under each of the three capital standards. The increase in capital levels resulted from net income, unrealized gains, after tax, on debt securities available for sale, and lower levels of real estate investments and goodwill which require deductions from capital. The Arizona sale enhanced the Bank's capital ratios by lowering its total asset base and eliminating $5.9 million of goodwill. The Bank's regulatory capital and resulting ratios are summarized as follows (thousands of dollars):

                                     DECEMBER 31, 1993                        DECEMBER 31, 1992
                           -------------------------------------    -------------------------------------
                            TANGIBLE       CORE      RISK-BASED      TANGIBLE       CORE      RISK-BASED
                           ----------   ----------   -----------    ----------   ----------   -----------
Regulatory capital
  ratio..................        6.39%        7.14%       14.92%          3.78%        4.78%        11.50%
Minimum required ratio...        1.50         3.00         8.00           1.50         3.00          8.00
                           ----------   ----------   -----------    ----------   ----------   -----------
Excess...................        4.89%        4.14%        6.92%          2.28%        1.78%         3.50%
                           ----------   ----------   -----------    ----------   ----------   -----------
                           ----------   ----------   -----------    ----------   ----------   -----------
Regulatory capital.......  $  107,442   $  120,057    $ 130,587     $   81,614   $  103,196   $   115,115
Minimum required
  capital................      25,229       50,459       70,031         32,375       64,749        80,088
                           ----------   ----------   -----------    ----------   ----------   -----------
Excess...................  $   82,213   $   69,598    $  60,556     $   49,239   $   38,447   $    35,027
                           ----------   ----------   -----------    ----------   ----------   -----------
                           ----------   ----------   -----------    ----------   ----------   -----------
Asset base...............  $1,681,952   $1,681,952    $ 875,387     $2,158,313   $2,158,313   $ 1,001,094
                           ----------   ----------   -----------    ----------   ----------   -----------
                           ----------   ----------   -----------    ----------   ----------   -----------

     As set forth above and discussed in Note 2 of the Notes to Consolidated Financial Statements, as of December 31, 1993 and 1992, the Bank exceeded all three minimum capital requirements (tangible, core and risk-based) under the regulatory capital regulations issued by the OTS. These regulatory capital regulations contain two transition rules, among others, that have impacted the Bank's business strategies.

     The first transition rule covers certain of the Bank's residential real estate development investments. The rule was designed to encourage the phase-out of certain activities which are not permissible for national banks and thus, requires the Bank to deduct from its assets and capital a percentage of its investment in real estate development activities as measured against the level of investment at April 12, 1989. At December 31, 1993, the Bank was required to deduct $478,000 from its capital base as a result of these rules. The Bank applied and received approval for use of a delayed phase-out schedule which extends until July 1, 1996, the date for which all investments in real estate development activities made subsequent to April 12, 1989 must be fully deducted from assets and capital, thus requiring dollar for dollar capitalization.

     The second transition rule requires an immediate deduction of "nonqualifying" goodwill and a phased deduction for qualifying "supervisory" goodwill. At December 31, 1993, the Bank had $69.5 million of goodwill, of which $42.5 million was nonqualifying. The remaining $27 million of qualifying supervisory goodwill must be phased out by January 1, 1995. Effective January 1, 1992, qualifying supervisory goodwill may be included in regulatory capital in an amount limited to 1.0 percent of tangible assets. This percentage limit decreased to 0.75 percent effective January 1, 1993, 0.375 percent on January 1, 1994 and will reach zero percent on January 1, 1995. Due to this limitation, the Bank is required to deduct an additional $6.3 million of supervisory goodwill from regulatory capital on January 1, 1994. See Financial Services Activities -- Regulation for further discussion.

     At December 31, 1993, under fully phased-in capital rules applicable to the Bank on July 1, 1996, the Bank exceeded its fully phased-in tangible, core and risk-based capital requirements by $81.8 million, $56.6 million, and $43.1 million, respectively.

     In December 1991, FDICIA was enacted into law. FDICIA requires federal banking regulators to take prompt corrective action if an institution fails to satisfy minimum capital requirements. Under FDICIA, capital requirements include a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying management fees while not in capital requirement compliance or if such payment would cause the institution to fail to satisfy minimum levels for any of its capital requirements.

     Insured institutions are divided into five capital categories -- (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. The categories are defined as follows:

                                               RISK-BASED        CORE CAPITAL TO            CORE
                   CATEGORY                  CAPITAL RATIO      RISK-BASED ASSETS      CAPITAL RATIO
    ---------------------------------------  --------------     ------------------     --------------
    Well capitalized.......................      *10%                  *6%                  *5%
    Adequately capitalized.................    *8% **10%             *4% **6%             *4% **5%
    Undercapitalized.......................     *6% **8%             *3% **4%             *3% **4%
    Significantly undercapitalized.........       **6%                 **3%                 **3%
 * Greater than or equal to.
** Less than.

Critically undercapitalized if tangible equity to total assets ratio less than or equal to 2%.

     Institutions must meet all three capital ratios in order to qualify for a given category. At December 31, 1993, the Bank was classified as "well capitalized."

     The Bank's capital ratios can be enhanced by certain actions, including the retention of earnings, the reduction of the asset base on which the requirements are calculated, the reduction of goodwill, the reduction of the level of real estate investments which are required to be deducted from capital and capital contributions from the Company. Management has pursued all of these alternatives in order to increase its capital ratios.

     During 1993, the Bank achieved "well capitalized" status through a combination of increased capital from net earnings and unrealized gains from debt securities, and the reduction of assets and goodwill through the Arizona sale. It is management's intent to maintain and improve the level of capital through earnings and the stabilization of the asset base.

     During 1992, management pursued a strategy of reducing the size of the Bank's asset base through a combination of sales and portfolio attrition resulting from payoff activity in the loan and MBS portfolios. The Bank sold $241 million of loans and received $327 million in principal repayments. Additionally, the Bank sold $275 million of debt securities and received $294 million in principal repayments. These were partially offset by new loan originations of $517 million and debt security purchases of $546 million. Additionally, the Company contributed $10 million to the Bank in October 1991 and $10 million in February 1992, in exchange for common stock of the Bank.

     Regulatory Developments. The Office of the Comptroller of the Currency
(OCC), which is the primary regulator for national banks, has adopted a final rule increasing the leverage ratio requirements for all but the most highly rated national banks. The OTS is required to issue capital standards for savings institutions that are no less stringent than those applicable to national banks. Accordingly, the OTS has proposed to amend its capital requirements so that all but the most highly rated savings institutions will be required to maintain a core capital ratio between four percent and five percent. Although this regulation has not yet been issued, FDICIA allows regulators to establish individualized capital requirements for institutions as deemed appropriate. No such individualized capital requirement has been imposed on the Bank.

     The OTS has issued a regulation which adds a component to an institution's risk-based capital calculation in 1994. The regulation will require a reduction of an institution's risk-based capital by 50 percent of the decline in the institution's NPV exceeding two percent of assets under a hypothetical 200 basis point increase or decrease in market interest rates. Based upon management's estimate of its IRR exposure, the Bank will not be subjected to a reduction from its risk-based capital requirement, using data as of December 31, 1993, as a result of implementation of this standard. The federal banking regulators have also proposed a similar regulation which may result in a more stringent capital requirement for IRR than the current OTS regulations. FIRREA requires that the OTS regulations be no less stringent than the federal banking regulators, therefore, the impact of this proposed regulation on the Bank is unknown at this time.

     On December 31, 1993, the Company implemented SFAS No. 115. See Note 1 of the Notes to Consolidated Financial Statements for further discussion. Under SFAS No. 115, unrealized holding gains and losses, net of tax, on securities available for sale are recorded as an adjustment to stockholder's equity. Under current OTS regulations, this component of equity is included as regulatory capital under all three capital measures. The OTS and other Federal banking regulators are considering issuing regulations regarding the future treatment of this component in regulatory capital. Possible alternatives discussed include exclusion of this component from core and tangible capital, inclusion of only unrealized losses in regulatory capital, or excluding this component entirely from regulatory capital. The Bank will review the impact of any new capital requirements when they are issued, and appropriate strategic adjustments will be considered.

     At December 31, 1993, the Bank has included $8.8 million in regulatory capital as a result of implementation of this standard. Because unrealized gains and losses on debt securities are highly correlated to changes in interest rates, this component of equity may be volatile regardless of regulatory treatment. The Bank estimates that a 200 basis point increase in interest rates would decrease this component of capital by approximately $11 million based on the December 31, 1993 debt securities available for sale portfolio.

CAPITAL RESOURCES AND LIQUIDITY

     Liquidity is defined as the Bank's ability to have sufficient cash reserves on hand and unencumbered assets, which can be sold or utilized as collateral for borrowings, at a reasonable cost, or with minimal losses. The Bank's debt security portfolio provides the Bank with adequate levels of liquidity so that the Bank is able to meet any unforeseeable cash outlays and regulatory liquidity requirements.

     The Bank's primary sources of funds are earnings from its operations, deposits, FHLB borrowings, securities sold under agreements to repurchase, other borrowings and payments on loans and MBS. These sources are expected to generate sufficient liquidity for the Bank.

     Potential liquidity demands may include funding loan commitments, deposit withdrawals, and other funding needs. In order to achieve sufficient liquidity for the Bank without taking a large liquid or illiquid position and avoiding funding concentrations, the Bank has taken the following actions: 1) maintaining lines of credit with authorized investment bankers; 2) managing the debt security portfolio to ensure that maturities meet liquidity needs; 3) limiting investment and lending activities at certain times and 4) establishing maximum borrowing limits for meeting liquidity needs.

     The OTS has issued regulations regarding liquidity requirements which state that the Bank is required to maintain an average daily balance of liquid assets equal to at least five percent of its liquidity base (as defined in the OTS Regulations) during the preceding calendar month. The Bank is also required to maintain an average daily balance of short-term liquid assets equal to at least one percent of its liquidity base as defined in the regulations. Throughout 1993, the Bank exceeded both regulatory liquidity requirements. For the month of December the Bank's liquidity ratios were 18 percent and ten percent, respectively. The Bank's liquidity ratio is substantially higher than the regulatory requirement due to the Bank's increasing level of transaction accounts. The regulatory requirement is aimed at a more traditional savings institution which has a higher level of certificate of deposit accounts versus transaction accounts.

     The Bank's long-term Strategic Business Plan, as further discussed below, focuses on reducing the Bank's cost of funds by primarily increasing the Bank's retail deposit base through additional transaction accounts which carry lower interest costs and allow for customer cross-sale opportunities. The Bank's retail deposit base decreased by $410 million during 1993 from $1.6 billion at December 31, 1992, of which $61.1 million related to transaction accounts and $349 million to certificate of deposit accounts of these amounts. The Arizona sale reduced transaction accounts by $40.3 million and certificate of deposit accounts by $281 million. Transaction accounts also decreased $31 million due to the Bank utilizing a third party to issue official checks (cashiers checks and money orders). Excluding the Arizona sale and the aforementioned official checks, transaction accounts increased $10.2 million and certificate of deposit accounts decreased $67.5 million for a net decrease of $57.3 million, which was due to disintermediation as the result of the low interest rate environment that existed during 1993 and the elimination of brokered certificate of deposits of $6.9 million.

     In addition, during 1993 the Bank repaid fixed rate long-term borrowings, including $10 million of FHLB advances, $25 million of unsecured senior notes, $10.4 million of notes payable and $29.5 million of flexible reverse repurchase agreements. The overall effect of the Arizona sale and the repayment of such borrowings on the Bank's cost of funds was an improvement of 149 basis points.

     It is the responsibility of the Investment Committee to establish adequate levels of liquidity and unencumbered assets to meet the day-to-day operational needs of the Bank and to meet the regulatory requirements for liquidity. The daily operational liquidity needs of the Bank in 1993 were primarily met through $624 million of repayments on loans and debt securities, $65 million of borrowings from the FHLB and $78.4 million of loan sales. In order to fund the transfer of deposit balances involved with the Arizona sale, the Bank sold $334 million in debt securities for a gain of $7.4 million ($4.9 million after-tax).

     The Bank's borrowing capacity is a function of the availability of its readily marketable, unencumbered assets and the Bank's financial condition. Secured borrowings may be obtained from the FHLB in the form of advances and from authorized investment bankers in the form of reverse repurchase agreements. At December 31, 1993, the Bank maintained in excess of $281 million of unencumbered assets, with a market value of $282 million, which could be borrowed against, or sold, to increase liquidity levels.

     The primary management objective of the investment portfolio is to invest the excess funds of the Bank. This includes ensuring that the Bank maintains adequate levels of liquidity so it is able to meet any unforeseeable cash outlays. This task is accomplished by active investment in securities that provide the greatest return, for a given price and credit risk, in order to maximize the total return to the Bank.

     The secondary management objective of the investment portfolio is to serve as the Bank's primary short-term tool to manage the IRR exposure of the institution. The Bank's asset/liability management objective generally requires a trade-off between achieving the highest profitability in terms of net interest income, while maintaining acceptable levels of IRR. To accomplish these objectives, management can change the composition of the investment portfolio allowing management to quickly adjust the IRR exposure of the Bank, and take advantage of interest rate changes in the markets. The tables in Note 3 of the Notes to Consolidated

Financial Statements depict the amortized cost, estimated fair values, contractual maturity, and yields of the debt security portfolios.

     As of December 31, 1993, the Bank's debt security portfolio was composed of securities with a fair value of $664 million (amortized cost of $652 million) with a yield of 6.17 percent compared to a debt security portfolio with a fair value of $1.2 billion (which was $11 million greater than the amortized cost) yielding 6.52 percent at December 31, 1992.

     During 1993, the debt security portfolio balance declined by $500 million. Purchases of debt securities totaled $113 million and sales totaled $361 million. The two primary reasons for the decline in the portfolio were: 1) the funding of the Arizona sale and 2) the significant increase in debt security prepayment rates, which provided funding for the increasing loan production and deposit run-off experienced during most of 1993.

     The Bank has historically been a portfolio investor with most purchases and securitizations maintained within the investment portfolio. During 1992, the Bank restructured its balance sheet and changed its accounting policy as part of a long term strategic plan to minimize IRR. As a result of this strategy, the Bank sold $241 million of fixed-rate debt securities and changed its accounting policy to designate all fixed-rate debt securities with maturities greater than or equal to 25 years as available for sale.

     The Bank's assets and liabilities consist primarily of monetary assets (cash, cash equivalents, debt securities and loans receivable) and liabilities (savings deposits and borrowings) which are, or will be converted into a fixed amount of dollars in the ordinary course of business regardless of changes in prices. Monetary assets lose purchasing power due to inflation, but this is offset by gains in the purchasing power of liabilities, as these obligations are repaid with inflated dollars.

     The level and movement of interest rates is of much greater significance. Inflation is but one factor that can cause interest rate volatility and changes in interest levels. The results of operations of the Bank are dependent upon its ability to manage such movements. See Risk Management -- Interest Rate Risk Management herein for additional discussion.

RISK MANAGEMENT

     The financial services industry has certain risks. In order to be successful and profitable, in an increasingly volatile and competitive marketplace, the Bank must accept some forms of risk and manage these risks in a safe and sound manner. Generally, transactions that the Bank enters into require the Bank to accept some measure of credit and IRR, and utilize equity capital. The Bank has established certain guidelines in order to manage the Bank's assets and liabilities. These guidelines will help ensure that the risks taken and consumption of capital are optimized to achieve maximum profitability, while minimizing risks to equity and the federal deposit insurance fund.

     Interest Rate Risk Management. IRR management is a complex and evolving financial management discipline which represents an ongoing challenge for financial institutions. Changes in the Bank's IRR exposure affect the current market values of the Bank's loan, debt securities, and deposit portfolios, as well as the Bank's future earnings. The level of the Bank's IRR exposure can also affect the Bank's regulatory capital requirements.

     IRR can result from (a) timing differences in the maturity and/or repricing of the Bank's assets, liabilities, and off-balance sheet contracts; (b) the exercise of options embedded in the Bank's financial instruments and accounts, such as prepayments of loans before scheduled maturity, caps on the amounts of interest rate movement permitted for adjustable-rate loans, and withdrawals of funds on deposit with and without stated terms to maturity; and (c) differences in the behavior of lending and funding rates, referred to as basis risk. The role of the Bank's asset/liability management function is to prevent the erosion of the Bank's earnings and equity capital due to interest rate fluctuations.

     The Bank's Board of Directors (BOD) has established certain guidelines to prudently manage the exposure of the Bank's net interest income, net income, and market value of portfolio equity (MVPE) or NPV to interest rate fluctuations. The guidelines include limits on the Bank's overall IRR exposure, methods of accountability and specific reports to be provided to it by management for periodic review, and established acceptable activities and instruments to manage IRR. The BOD has delegated responsibility for IRR measurement and management to the Bank's Asset/Liability Management Committee (ALCO).

     To enable it to measure and manage the Bank's IRR, ALCO has developed and maintains an IRR simulation model. The model enables the Bank to measure IRR exposure using various assumptions and interest rate scenarios, and to incorporate alternative strategies for the reduction of IRR exposure. ALCO measures the Bank's IRR using several methods to provide a comprehensive view of IRR from various perspectives. These methods include projection of current MVPE and future periods' net interest income after rapid and sustained interest rate movements, static analysis of repricing and maturity mismatches, or gaps, between assets and liabilities, and analysis of the size and sources of basis risk. Each of these analyses is a tool for the assessment of the Bank's IRR, and is reviewed independently as well as collectively by ALCO to accurately assess the Bank's IRR exposure. The analyses are also used as a basis for the formulation of strategies to reduce the Bank's IRR exposure where and as needed, thus ensuring that the Bank remains within BOD limits for overall IRR exposure.

     Static gap analysis measures the difference between financial assets and financial liabilities scheduled and expected to mature or reprice within a specified time period. The gap for that period is positive when repricing and maturing assets exceed repricing and maturing liabilities. The gap for that period is negative when repricing and maturing liabilities exceed repricing and maturing assets. A positive or negative cumulative gap indicates in a general way how the Bank's net interest income should respond to interest rate fluctuations. A positive cumulative gap for a period generally means that rising interest rates would be reflected sooner in financial assets than in financial costing liabilities, thereby increasing net interest income over that period. A negative cumulative gap for a period would produce an increase in net interest income over that period if interest rates declined.

     At December 31, 1993, the Bank had financial assets of $1.7 billion with a weighted average yield of 6.83 percent, and financial liabilities of $1.5 billion with a weighted average rate of 3.72 percent. The Bank's cumulative one-year static gap was a negative $39.4 million, or two percent of financial assets. The Bank's financial assets and financial liabilities are presented according to their frequency of repricing, and scheduled and expected maturities in the following table (thousands of dollars):

STATIC GAP AS OF DECEMBER 31, 1993

                                                                      REPRICING SENSITIVITY AT
                                                                         DECEMBER 31, 1993
                                                                 ------------------------------------
                                % OF        TOTAL      YIELD/      WITHIN         1-5         OVER 5
                                TOTAL      BALANCE     RATE        1 YEAR        YEARS        YEARS
                                -----     ----------   -----     ----------     --------     --------
FINANCIAL ASSETS
Cash and cash
  equivalents(1)..............    7.2%    $  119,215    1.74%    $  119,215     $     --     $     --
Debt securities available for
  sale(2).....................   36.1        595,726    6.09        475,299      116,075        4,352
Debt securities held to
  maturity(2).................    4.2         69,660    6.85         61,046        7,906          708
Loans receivable:
  Loans receivable held for
     sale.....................    1.2         20,051   12.22         20,051           --           --
  Adjustable-rate real
     estate(3)
     Construction and land....    2.0         33,376    7.83         33,376           --           --
     Other real estate........   12.1        199,757    7.39        186,350       13,407           --
  Fixed-rate real estate(4)...   27.0        446,645    8.03         96,127      217,880      132,638
  Consumer, commercial
     and all other(4).........    9.2        151,050    8.88         76,013       54,632       20,405
FHLB stock(5).................    1.0         16,501    3.50         16,501           --           --
                                -----     ----------   -----     ----------     --------     --------
Total financial assets........  100.0%     1,651,981    6.83%     1,083,978      409,900      158,103
                                -----                  -----     ----------     --------     --------
                                -----                  -----
Nonfinancial assets...........                99,438
                                          ----------
          Total Assets........            $1,751,419
                                          ----------
                                          ----------
FINANCIAL LIABILITIES
Deposits:
  Interest-bearing demand and
     money market
     deposits(6)..............   21.0%    $  324,011    2.37%       324,011           --           --
  Certificates of
     deposit(1)...............   47.4        732,263    4.42        466,189      239,224       26,850
  Savings deposits(6).........    5.6         86,781    2.63         86,781           --           --
  Noninterest-bearing demand
     deposits(7)..............    4.2         64,797      --         24,722        7,227       32,848
Borrowings:
  Advances from FHLB(1).......    4.5         71,000    4.70             --       71,000           --
  Securities sold under
     agreements to
     repurchase(8)............   16.8        259,041    4.31        229,000       30,041           --
  Other(1)....................    0.5          8,265    8.91            130        8,135           --
                                -----     ----------   -----     ----------     --------     --------
Total financial liabilities...  100.0%     1,546,158    3.72%     1,130,833      355,627       59,698
                                -----                  -----     ----------     --------     --------
                                -----                  -----
Impact of hedging-fixed(9)....                    --                  7,500           --      (7,500)
                                                                 ----------     --------     --------
Nonfinancial liabilities......                28,318
  Stockholder's equity........               176,943
                                          ----------
          Total liabilities
            and stockholder's
            equity............            $1,751,419
                                          ----------
                                          ----------
Maturity gap..................                                   $  (39,355)    $ 54,273     $ 90,905
                                                                 ----------     --------     --------
                                                                 ----------     --------     --------
Cumulative gap................                                   $  (39,355)    $ 14,918     $105,823
                                                                 ----------     --------     --------
                                                                 ----------     --------     --------
Cumulative gap as a percent of
  financial assets............                                         (2.4)%        0.9%         6.4%
                                                                 ----------     --------     --------
                                                                 ----------     --------     --------

- ---------------

Note: Loans receivable exclude allowance for credit losses, discount reserves, deferred loan fees, and accrued interest on loans.

Static Gap Assumptions as of December 31, 1993

(1) Based on the contractual maturity or term to next repricing of the instrument(s).

(2) Maturity sensitivity is based upon characteristics of underlying loans. Portions represented by adjustable-rate certificates are included in the "Within 1 Year" category, as underlying loans are subject to interest rate adjustment at least semiannually or annually. Portions represented by fixed rate loans are based on contractual maturity, and projected repayments and prepayments of principal.

(3) Adjustable-rate loans are included in each respective category depending on the term to next repricing and projected repayments and prepayments of principal.

(4) Maturity sensitivity is based upon contractual maturity, and projected repayments and prepayments of principal.

(5) FHLB stock has no contractual maturity. The Bank receives quarterly dividends on all shares owned and the balance is therefore included in the "Within 1 Year" category. The amount of such dividends is not fixed, and varies quarterly.

(6) Interest-bearing demand, money market deposits, and savings deposits may be subject to daily interest rate adjustment and withdrawal on demand, and are therefore included in the "Within 1 Year" category.

(7) Noninterest-bearing demand deposits have no contractual maturity, and are included in each repricing category based on the Bank's historical attrition of such accounts.

(8) Floating-rate reverse repurchase agreements are included in the "Within 1 Year" category. Principal repayments of flexible reverse repurchase agreements are based on the projected timing of construction or funding of the underlying project.

(9) Hedging consisted of a fixed interest rate swap as of December 31, 1993.

     While the static gap analysis is a useful asset/liability management tool, it does not fully assess IRR. Static gap analysis does not address the effects of customer options (such as early withdrawal of time deposits, withdrawal of deposits with no stated maturity, and mortgagors' options to prepay loans) and Bank strategies (such as delaying increases in interest rates paid on certain interest-bearing demand and money market deposit accounts) on the Bank's net interest income, net income, and MVPE. In addition, the static gap analysis assumes no changes in the spread relationships between market rates on interest-sensitive financial instruments (basis risk), or in yield curve relationships. Therefore, a static gap analysis is only one tool with which to analyze IRR, and must be reviewed in conjunction with other asset/liability management reports.

     Using the Bank's IRR simulation model, management also estimates the effects of rapid and sustained interest rate movements on the Bank's current MVPE. Beginning in 1994, the OTS will use a similar methodology to determine the Bank's IRR component of risk-based capital, if the Bank's IRR exposure is above the threshold established by the regulation. See Financial and Regulatory Capital -- Regulatory Developments for further discussion. The following table presents management's estimate of the Bank's MVPE after a hypothetical, instantaneous 200 basis points (bp) change in market interest rates at December 31, 1993 (thousands of dollars):

                                    CHANGE IN                           ESTIMATED
                                  INTEREST RATES                          MVPE
            ----------------------------------------------------------  ---------
             +200 bp..................................................  $ 106,051
                 0   .................................................  $ 127,207
             -200 bp..................................................  $ 119,518

     The financial instruments approved by the BOD to manage the Bank's IRR exposure in its balance sheet include the Bank's debt security portfolio, interest rate swaps, interest rate caps, interest rate collars, interest rate futures, and put and call options. These financial instruments provide effective methods of reducing the impact of changes in interest rates on the market values of and earnings provided by the Bank's assets and liabilities. The Bank also actively manages its retail and wholesale funding sources to minimize its cost of funds and provide stable funding sources for its loan and investment portfolios. Management's use of particular financial instruments is based on a complete analysis of the Bank's current IRR exposure and the projected effect of any proposed strategy on the Bank's IRR exposure. In addition, to manage the IRR exposure associated with the Bank's held for sale loan portfolio, the Bank utilizes forward sale commitments.

     Credit Risk Management. One of the Bank's primary businesses is to make and acquire loans secured by residential and other real estate to enable borrowers to purchase, refinance, construct and improve such property. These activities entail potential credit losses, the size of which depends on a variety of economic factors affecting borrowers and the real estate collateral. The Bank continues to emphasize consumer and commercial loan originations which are generally secured by non-real estate-based collateral. During 1993, consumer loans increased 67 percent to $137 million. While the Bank has adopted underwriting guidelines and credit review procedures to minimize credit losses, some losses will inevitably occur. Periodic reviews are made of the Bank's assets in an attempt to identify and deal appropriately with potential credit losses at an early date. The Bank continues its efforts to diversify its asset portfolio, thereby reducing its credit risk.

     The Bank's Credit Administration Department is responsible for ensuring adherence to the Bank's approved lending policies and procedures, including proper approvals, timely completion of periodic asset reviews, early identification of problem loans, reviewing the quality of underwriting and appraisals, tracking trends in the Bank's asset quality and evaluating the adequacy of the Bank's allowance for losses. To further control its credit risk, the Bank monitors and manages its credit exposure in portfolio concentrations. Portfolio concentrations, including collateral types, industry groups, geographic locations, and loan types are assessed and the exposure is managed through the establishment of limitations of aggregate exposures. The Bank has also strengthened its underwriting guidelines, performs periodic credit reviews, and established limitations on loans to one borrower which are more stringent than regulatory requirements.

     As part of the regular asset review process, management reviews factors relating to the possibility and magnitude of prospective loan and real estate losses, including historical loss experience, prevailing market conditions and classified asset levels. The Bank is required to classify assets and establish prudent valuation allowances in accordance with OTS regulations.

     The Bank's Credit Administration Department is also responsible for the maintenance of a comprehensive risk-rating system used in determining classified assets and allowances for estimated credit losses. The system involves an ongoing review of all assets containing an element of credit risk including loans, real estate and investment securities. The review process assigns a risk rating to each asset reviewed based upon various credit criteria.

     If the review indicates that it is probable that some portion of an asset will result in a loss, the asset is written down to its expected recovery value. An allocated general valuation allowance is established for each asset reviewed which has been assigned a risk classification. The allowance is determined, subject to certain minimum percentages, based upon probability of default (in the case of loans), estimated ranges of recovery, and probability of each estimate of recovery value. An allowance for estimated credit losses on classified assets not subject to a detailed review is established by multiplying a percentage by the aggregate balances of the assets outstanding in each risk category. The percentages assigned increase based on the degree of risk and reflect management's estimate of potential future losses from assets in a specific risk category. With respect to loans not subject to specific reviews, principally single-family residential and consumer loans, the allowance is established based upon historical loss experience. Additionally, an unallocated allowance is established to reflect economic conditions that may negatively affect the portfolio in the aggregate.

     The Bank has also established certain guidelines and criteria in order to manage the credit risk of investment security portfolios, including concentration limits, credit rating and geographic distribution requirements. The following table presents the credit quality of debt security portfolios:

                                                  AT DECEMBER 31, 1993       AT DECEMBER 31, 1992
                        RATING:                  PERCENTAGE OF PORTFOLIO   PERCENTAGE OF PORTFOLIO
        ---------------------------------------  -----------------------   ------------------------
         AAA...................................            87.6%                      80.1%
         AA....................................             5.9                       13.4
         A.....................................             1.8                        3.0
         BBB...................................              .2                         --
         Other.................................             4.5                        3.5
                                                         ------                     ------
         Total.................................           100.0%                     100.0%
                                                         ------                     ------
                                                         ------                     ------

     The other category primarily includes the Bank's investment in the privately issued MBS classified as substandard, as further explained in this section.

     OTS regulations require the Bank to classify certain assets into one of three categories -- "substandard," "doubtful" and "loss." An asset which does not currently warrant classification as substandard but which possesses weaknesses or deficiencies deserving close attention is considered a criticized asset and is designated as "special mention." The Bank designated $27.6 million of its assets as "special mention" at December 31, 1993.

     The following table sets forth the amounts of the Bank's classified assets and ratio of classified assets to total assets, net of specific reserves and charge-offs, as of the dates indicated (thousands of dollars):

                                                                DECEMBER 31,
                                          --------------------------------------------------------
                                           1993        1992         1991        1990        1989
                                          -------     -------     --------     -------     -------
Substandard assets:
  Loans.................................  $37,886     $55,727     $ 66,839     $25,965     $ 9,432
  Foreclosed real estate (net)..........    9,707      24,488       14,875      10,363      12,174
  Loans to facilitate...................       --          80          760         357          88
  Real estate held for investment.......    2,166       1,616       24,587       3,111          --
  Investments...........................   29,509          --           --      17,857      22,300
Doubtful assets.........................       --          --           --          --       2,225
Loss assets.............................       --          --           --          --          28
                                          -------     -------     --------     -------     -------
Total...................................  $79,268     $81,911     $107,061     $57,653     $46,247
                                          -------     -------     --------     -------     -------
                                          -------     -------     --------     -------     -------
Ratio of classified assets to total
  assets................................     4.53%       3.66%        4.54%       2.13%       1.67%
                                          -------     -------     --------     -------     -------
                                          -------     -------     --------     -------     -------

     The Bank's "substandard" assets decreased from $82 million at December 31, 1992 to $79 million at December 31, 1993, primarily as a result of payoffs of real estate loans and disposition of foreclosed real estate. This decrease was partially offset by the classification of an investment in a privately issued adjustable-rate commercial MBS. Assets classified as "substandard" are inadequately protected by the current net worth or paying capacity of the obligor or the collateral pledged, if any. Foreclosed real estate decreased $14.8 million during 1993 principally as a result of the disposition of a $10.4 million multi-family property located in southern Nevada. It is the Bank's practice to charge off all assets which it considers to be "loss." As a result, none of the Bank's assets, net of charge-offs, were classified as "loss" at December 31, 1993.

     The security classified as substandard represents a privately issued MBS collateralized by apartments, office buildings, town homes, shopping centers and day care centers located in various states along the southeastern seaboard and is further supported by a credit enhancement feature. The single A credit rating of this security was withdrawn by the rating agency in January 1993, due to the delinquency of a large number of the loans underlying the security. Because of the limited number of owners of the security, no quoted market value is available on the MBS. Therefore, the Bank's management performed a credit review of the loans underlying the MBS to determine the appropriate fair value of the security. Based on these credit reviews, the

Bank determined the total estimated fair value of each security, taking into account the credit enhancement structure. Also, based on the credit reviews, the Bank designated $10.6 million of the security as substandard, $5.2 million was designated as special mention, and the remainder was not classified as of September 30, 1993. The Bank presented the results of its valuation analysis and revised classification of the investment to the OTS during the third quarter of 1993. The OTS had no objection to the Bank's valuation methodology or classification at that time. During the Bank's regular OTS examination in the first quarter of 1994, the OTS concurred with the Bank's valuation methodology, but classified the entire security balance as substandard, stating there was no policy allowing for "split rating" of a security. The Bank has reflected the entire balance of the security as substandard at December 31, 1993.

     During 1992, the Bank created a Special Assets Department with responsibility for resolution and/or disposition of classified assets. The department's goal is to reduce the level of classified assets through sales of foreclosed and other real estate and resolution of classified loans.

     The current level of the Bank's classified assets reflects significant improvement from the prior two years. Aggressive management of the resolution of these assets along with some stabilization within the economy contributed to the success in reducing the classified asset portfolio. Although progress has been positive, the Bank is unable to predict at this time what level, if any, of these assets may subsequently be charged off or may result in actual losses. Steady economic growth and low interest rates should assist in the further reduction of classified assets.

     During 1993, the Bank established provisions for estimated credit losses totaling $7.2 million, of which $1 million was related to the Bank's real estate portfolio and $6.2 million to its loan, foreclosed real estate, and debt security portfolio. In 1992, the Bank established provisions for estimated credit losses totaling $32.4 million, of which $18.3 million related to the Bank's real estate portfolio and $14.1 million related to its loan and foreclosed real estate portfolio. Of the $50.7 million provision for estimated real estate losses recorded in 1991, $32.2 million was applicable to the Bank's investment and loan to Margarita Village Development Company (MVDC) located in Temecula, California.

     As a result of the Bank's internal review process, the general allowance for estimated credit losses decreased to $16.3 million at December 31, 1993 from $17.2 million at December 31, 1992. The reduced level of classified assets, reduced charge-off activity, and the stabilization of the economy contributed to the decrease.

     The Bank's loan portfolio is concentrated primarily in Nevada, California and Arizona. The following table summarizes the geographic concentrations of the Bank's loan portfolios at December 31, 1993 (thousands of dollars):

                                LOANS BY REGION

                                                COMMERCIAL              CONSTRUCTION
                                  RESIDENTIAL    MORTGAGE    CONSUMER     AND LAND     COMMERCIAL    TOTAL
                                  -----------   ----------   --------   ------------   ----------   --------
Nevada..........................   $ 333,473     $173,364    $106,058     $ 27,129      $ 25,297    $665,321
California......................      81,385        5,594       1,736        1,318            --      90,033
Arizona.........................      42,419        4,792      21,899          197           104      69,411
Other...........................         524        3,262       4,375        4,404            --      12,565
                                  -----------   ----------   --------   ------------   ----------   --------
          Total.................   $ 457,801     $187,012    $134,068     $ 33,048      $ 25,401    $837,330
                                  -----------   ----------   --------   ------------   ----------   --------
                                  -----------   ----------   --------   ------------   ----------   --------

     The following table sets forth by geographic location the amount of classified assets at December 31, 1993 (thousands of dollars):

                    CLASSIFIED ASSETS BY GEOGRAPHIC LOCATION

                                                CONSTRUCTION     NON-                    INVESTMENTS
                                     MORTGAGE     AND LAND     MORTGAGE    FORECLOSED        IN
                                      LOANS        LOANS        LOANS     REAL ESTATE    REAL ESTATE    TOTAL
                                     --------   ------------   --------   ------------   -----------   -------
Nevada.............................  $27,958       $   32        $394        $2,301        $   797     $31,482
California.........................    4,041        4,549          --         6,566             --      15,156
Arizona............................      862           --          50           768          1,369       3,049
Other..............................   29,509           --          --            72             --      29,581
                                     --------   ------------   --------   ------------   -----------   -------
          Total....................  $62,370       $4,581        $444        $9,707        $ 2,166     $79,268
                                     --------   ------------   --------   ------------   -----------   -------
                                     --------   ------------   --------   ------------   -----------   -------

     The mortgage loans of $29.5 million in other states represent the classified MBS collateralized by loans in states along the southeastern seaboard. Classified construction and land loans include committed but undisbursed loan amounts.

     The following table sets forth by type of collateral, the amount of classified assets at December 31, 1993 (thousands of dollars):

                       CLASSIFIED ASSETS BY TYPE OF LOAN

                                                                 FORECLOSED     INVESTMENTS       DEBT
                                                       LOANS    REAL ESTATE    IN REAL ESTATE   SECURITY
                                                      -------   ------------   --------------   --------
Single-family residential...........................  $ 7,339      $1,401          $   --       $     --
Commercial and multi-family mortgage................   25,522       5,094           1,369         29,509
Construction/land...................................    4,581       2,891             797             --
Consumer............................................      134         321              --             --
Other...............................................      310          --              --             --
                                                      -------   ------------      -------       --------
          Total.....................................  $37,886      $9,707          $2,166       $ 29,509
                                                      -------   ------------      -------       --------
                                                      -------   ------------      -------       --------

     The largest substandard loan at December 31, 1993 was an $8.6 million multi-family real estate loan in Nevada. In addition, the Bank had six other substandard loans at December 31, 1993 in excess of $1 million: two multi-family loans in Nevada, three commercial mortgage properties in Nevada, and one single-family residential development project in California.

     The largest parcel of foreclosed real estate owned by the Bank at December 31, 1993, was a $2.1 million single-family residential development project in California. The Bank also owned three parcels of foreclosed real estate at December 31, 1993 with book values in excess of $1 million: one apartment complex located in Nevada and two single-family residential development projects located in California.

     Substandard real estate held for investment includes a $1.4 million Arizona branch facility not included as part of the Arizona sale. This branch facility was formerly included in premises and equipment. See Notes 2 and 5 of the Notes to Consolidated Financial Statements for further discussion.

     The following table presents the Bank's net charge-off experience for loans receivable and real estate acquired through foreclosure by loan type (thousands of dollars):

                                                                      NET CHARGE-OFFS
                                                                     -----------------
                                                                      1993       1992
                                                                     ------     ------
        Single-family residential..................................  $  916     $  422
        Commercial and multi-family mortgage.......................   2,275         93
        Construction/land..........................................   2,248      3,765
        Nonmortgage................................................   1,750      4,682
                                                                     ------     ------
                  Net charge-offs..................................  $7,189     $8,962
                                                                     ------     ------
                                                                     ------     ------

     The $2.3 million of commercial mortgage charge-offs for the year ended December 31, 1993 were comprised principally of two apartment complex properties for $800,000 each in Nevada. One was an insubstance foreclosure and the other was foreclosed real estate subsequently sold during 1993. Construction and land losses in 1993 consisted primarily of two California loans totaling $1.5 million. Nonmortgage loan charge-offs were principally comprised of $1 million of losses in installment loans and $591,000 of credit card charge-offs in 1993.

LONG-TERM STRATEGIC BUSINESS PLAN

     In 1992, the Bank developed a comprehensive long-term Strategic Business Plan (the Plan) in order to reduce the Bank's level of interest rate, liquidity and prepayment risks. The Plan included a review of the Bank's balance sheet size, asset mix between fixed-rate and adjustable-rate assets, and IRR.

     As a result of this review, during 1992 the Bank began execution of a strategy to restructure its balance sheet, and changed its investment policy with regard to loans held for investment versus held for sale. The Bank's balance sheet restructuring involved the sale of all fixed-rate single-family mortgage loans and MBS with remaining maturities greater than or equal to 25 years, canceling interest rate swaps which hedged the IRR of such assets, and reinvesting the proceeds of the sales in adjustable-rate MBS and five-year fixed-rate balloon MBS.

     The Bank's accounting policy was amended to designate all fixed-rate loans and debt securities with maturities greater than or equal to 25 years (which possess normal qualifying characteristics required for sale) as available/held for sale, along with single-family residential loans originated for specific sales commitments. Fixed-rate loans with maturities less than 25 years, and all adjustable-rate loans continue to be held for investment, while fixed-rate debt securities with maturities of less than 25 years and all adjustable-rate debt securities are either designated as held for investment or available for sale.

     In conjunction with the balance sheet restructuring during 1992, the Bank sold $152 million of single-family residential fixed-rate loans, $241 million of fixed-rate MBS, and canceled $300 million (notional amount) of interest rate swaps hedging these assets. The Bank purchased $394 million of adjustable-rate and balloon MBS. Additionally, the Plan included organizational restructuring, which in some cases involved the elimination of positions. General and administrative expenses for the year ended December 31, 1992, include $1 million for severance benefits related to this restructuring.

     In the course of the development of the Bank's Plan, the BOD and management established several core strategies. One of the primary strategies was to "right size and right structure" the Bank in terms of balance sheet, revenue and expenses.

     In the comprehensive analysis performed to determine the appropriate balance sheet size, management determined that the Bank's total asset base should be approximately $1.8 billion by December 1996. This analysis indicated that an immediate reduction of the wholesale assets and liabilities of the Bank without a corresponding decrease in noninterest expense would severely damage core earnings and hamper the success of the Plan. As the Plan evolved, it became more clear that the asset side of the Bank must be restructured to replace lower yielding debt securities with higher yielding loans and that higher costing CDs and borrowings must be replaced with lower costing transaction accounts.

     The implementation of the Plan emphasized the building of the Bank's retail deposit base and the meshing of customers' deposit and loan needs. The expansion of the Business Banking Department has contributed to the Bank's increased focus on customer relationships. Consumer lending is expected to increase as the Bank continues to serve its local communities.

     In May 1993, the Bank signed a Definitive Agreement with World Savings and Loan Association (World) of Oakland, California, whereby World agreed to acquire the Bank's Arizona branch operations, including all related deposit liabilities of approximately $321 million. The transaction was approved by the appropriate regulatory authorities and closed in August 1993. As a result of the sale, the Bank recorded a $6.3 million loss, which included a write-off of $5.9 million in goodwill (excess of cost over net assets acquired) and $367,000 of other related net costs. The Bank sold $334 million of MBS to effect the sale of the

Bank's Arizona-based deposit liabilities to World and to maintain the Bank's interest rate risk position. The sale of the securities resulted in a gain of $7.4 million ($4.9 million after tax) included in gain on sale of debt securities in the Consolidated Statements of Income. The final disposition resulted in an after-tax loss of approximately $1 million. The transaction resulted in an improved net interest margin, lower general and administrative expenses, and improved regulatory capital ratios.

     In January 1994, the Bank sold its credit card portfolio for a gain of approximately $1.7 million. The decision to sell this portfolio was based on the profitability of credit cards versus other lines of business and the inability to compete with the large, highly efficient credit card issuers with economies and market penetration advantages. The Bank will maintain an agent bank relationship with the holder of the credit card portfolio which will provide fee income and cross-selling opportunities while reducing general and administrative expenses.

RESULTS OF FINANCIAL SERVICES OPERATIONS

     The Bank's net earnings depend in large part on the difference, or interest rate spread, between the yield it earns from its loan and debt security portfolios and the rates it pays on deposits and borrowings.

     The following table reflects the components of net interest income of the Bank for each of the three years in the period ended December 31, 1993, setting forth average assets, liabilities and equity; interest income on interest-earning assets and interest expense on interest-bearing liabilities; average yields on interest-earning assets and interest-bearing liabilities; and net interest income (thousands of dollars):

                                                                  YEAR ENDED DECEMBER 31,
                          -------------------------------------------------------------------------------------------------------
                                       1993                                1992                                1991
                          -------------------------------     -------------------------------     -------------------------------

                           AVERAGE                AVERAGE      AVERAGE                AVERAGE      AVERAGE                AVERAGE
                           BALANCE     INTEREST    YIELD       BALANCE     INTEREST    YIELD       BALANCE     INTEREST    YIELD
                          ----------   --------   -------     ----------   --------   -------     ----------   --------   -------
ASSETS
INTEREST-EARNING ASSETS
  Cash equivalents......  $   42,787   $  1,321     3.09%     $   38,107   $  1,349     3.54%     $   54,175   $  3,034     5.60%
  Debt securities held
    to maturity.........     425,141     26,909     6.33       1,065,593     75,955     7.13       1,216,497    106,264     8.74
  Debt securities
    available for
    sale................     542,264     30,395     5.61          12,029      1,043     8.67              --         --       --
  Loans receivable......     790,082     73,106     9.25         858,360     87,038    10.14         946,283    103,589    10.95
  FHLB stock............      16,475        594     3.61          17,392        293     1.68          20,379      1,104     5.42
                          ----------   --------   -------     ----------   --------   -------     ----------   --------   -------
Total interest-earning
  assets................   1,816,749    132,325     7.28       1,991,481    165,678     8.32       2,237,334    213,991     9.56
                                       --------   -------                  --------   -------                  --------   -------
NONINTEREST-EARNING
  ASSETS
  Real estate held for
    sale or
    development.........      26,132                              36,947                              65,245
  Premises and
    equipment, net......      28,807                              32,846                              36,249
  Other assets..........      56,443                              57,107                              32,130
  Excess of cost over
    net assets
    acquired............      73,972                              81,620                              85,746
                          ----------                          ----------                          ----------
Total assets............  $2,002,103                          $2,200,001                          $2,456,704
                          ----------                          ----------                          ----------
                          ----------                          ----------                          ----------
LIABILITIES AND
  STOCKHOLDER'S EQUITY
INTEREST-BEARING
  LIABILITIES
  Deposits..............  $1,443,628     57,643     3.99      $1,688,884     85,974     5.09      $1,693,797    114,744     6.77
  Securities under
    agreements to
    repurchase..........     305,123     13,132     4.30         204,222     12,213     5.98         246,071     18,137     7.37
  Advances from FHLB....      38,897      2,147     5.52          40,639      3,389     8.34          55,222      4,229     7.66
  Bonds payable.........          --         --       --          29,102      3,015    10.36          81,508      4,885     5.99
  Notes payable.........      14,229      1,170     8.22          19,448      1,623     8.35          20,597      1,755     8.52
  Unsecured senior
    notes...............      13,777      1,021     7.41          25,000      1,881     7.52         161,892     12,536     7.74
                          ----------   --------   -------     ----------   --------   -------     ----------   --------   -------
Total interest-bearing
  liabilities...........   1,815,654     75,113     4.14       2,007,295    108,095     5.39       2,259,087    156,286     6.92
Cost of hedging
  activities............                     24       --                      4,794      .24                      6,702      .30
                                       --------   -------                  --------   -------                  --------   -------
Cost of funds...........                 75,137     4.14                    112,889     5.63                    162,988     7.22
                                       --------   -------                  --------   -------                  --------   -------
NONINTEREST-BEARING
  LIABILITIES AND
  STOCKHOLDER'S EQUITY
  Other liabilities and
    accrued expenses....      22,914                              28,558                              33,795
  Income taxes
    payable.............          --                                  --                                (972)
                          ----------                          ----------                          ----------
Total liabilities.......   1,838,568                           2,035,853                           2,291,910
Total stockholder's
  equity................     163,535                             164,148                             164,794
                          ----------                          ----------                          ----------
Total liabilities and
  equity................  $2,002,103                          $2,200,001                          $2,456,704
                          ----------                          ----------                          ----------
                          ----------                          ----------                          ----------
Capitalized and
  transferred
  interest..............                     61       --                        972      .05                      4,200      .19
                                       --------   -------                  --------   -------                  --------   -------
Net interest income.....               $ 57,249     3.14%                  $ 53,761     2.74%                  $ 55,203     2.53%
                                       --------   -------                  --------   -------                  --------   -------
                                       --------   -------                  --------   -------                  --------   -------
Net yield on
  interest-earning
  assets................                            3.15%                               2.70%                               2.47%
                                                  -------                             -------                             -------
                                                  -------                             -------                             -------

Note: Loans receivable include accrued interest and loans on nonaccrual, and are net of undisbursed funds, valuation allowances, discounts and deferred loan fees.

     The net yields on average interest-earning assets have steadily increased (total dollar difference between interest earned and interest paid, divided by average interest-earning assets) and were 3.15 percent, 2.70 percent and 2.47 percent for the years ended December 31, 1993, 1992 and 1991, respectively.

     The following table shows, for the periods indicated, the effects of the two primary determinants of the Bank's net interest income: interest rate spread and the relative amounts of interest-sensitive assets and liabilities. The table also shows the extent to which changes in interest rates and changes in the volumes of interest sensitive assets and liabilities have affected the Bank's interest income and expense for the periods indicated. Changes from period to period are attributed to: (i) changes in rate (change in weighted average interest rate multiplied by prior period average portfolio balance); (ii) changes in volume (change in average portfolio balance multiplied by prior period rate); and (iii) net or combined changes in rate and volume. Any changes attributable to both rate and volume that cannot be segregated have been allocated proportionately between the two factors.

                                                                         YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------------
                                                     1993 COMPARED TO 1992                    1992 COMPARED TO 1991
                                                      INCREASE (DECREASE)                      INCREASE (DECREASE)
                                                       DUE TO CHANGES IN                        DUE TO CHANGES IN
                                               ----------------------------------       ----------------------------------
                                                VOLUME        RATE         NET           VOLUME        RATE         NET
                                               --------     --------     --------       --------     --------     --------
                                                                         (THOUSANDS OF DOLLARS)
INTEREST INCOME ON:
Cash equivalents.............................  $    623     $   (651)    $    (28)      $   (752)    $   (933)    $ (1,685)
Debt securities held to maturity.............   (41,340)      (7,706)     (49,046)       (12,205)     (18,104)     (30,309)
Debt securities available for sale...........    29,589         (237)      29,352          1,043           --        1,043
Loans receivable.............................    (6,635)      (7,297)     (13,932)        (9,229)      (7,322)     (16,551)
Dividends on FHLB stock......................       (15)         316          301           (142)        (669)        (811)
                                               --------     --------     --------       --------     --------     --------
Total interest income........................   (17,778)     (15,575)     (33,353)       (21,285)     (27,028)     (48,313)
                                               --------     --------     --------       --------     --------     --------
INTEREST EXPENSE ON:
  Deposits...................................   (11,402)     (16,929)     (28,331)          (335)     (28,435)     (28,770)
  Securities sold under agreements to
    repurchase...............................     2,124       (1,205)         919         (2,809)      (3,115)      (5,924)
  Advances from FHLB.........................      (140)      (1,102)      (1,242)        (1,267)         427         (840)
  Bonds payable..............................    (1,508)      (1,507)      (3,015)        (4,218)       2,348       (1,870)
  Notes payable..............................      (430)         (23)        (453)           (98)         (34)        (132)
  Unsecured senior notes.....................      (832)         (28)        (860)       (10,309)        (346)     (10,655)
                                               --------     --------     --------       --------     --------     --------
Total interest expense.......................   (12,188)     (20,794)     (32,982)       (19,036)     (29,155)     (48,191)
Benefit of hedging activity..................    (3,364)      (1,406)      (4,770)          (852)      (1,056)      (1,908)
                                               --------     --------     --------       --------     --------     --------
Cost of funds................................   (15,552)     (22,200)     (37,752)       (19,888)     (30,211)     (50,099)
Capitalized and transferred interest.........      (502)        (409)        (911)        (2,423)        (805)      (3,228)
                                               --------     --------     --------       --------     --------     --------
Net interest income..........................  $ (2,728)    $  6,216     $  3,488       $ (3,820)    $  2,378     $ (1,442)
                                               --------     --------     --------       --------     --------     --------
                                               --------     --------     --------       --------     --------     --------

  1993 vs. 1992

     The Bank recorded net income of $6.6 million for the year ended December 31, 1993 compared to a net loss of $9.8 million for the year ended December 31, 1992. The increase in net earnings was principally due to the decrease in provisions for estimated credit losses, the gain recorded on the sale of debt securities in connection with the Arizona sale, the cumulative effect of change in method for accounting for income taxes and an improved net interest margin, offset partially by the write-off of goodwill as the result of the Arizona sale as described in Note 2 of the Notes to Consolidated Financial Statements.

     The lower interest-earning asset base is the result of the Bank's previously described strategy of reducing its total asset size. The decline in the average yield on interest-earning assets is the result of the repricing of interest sensitive loans and debt securities, repayment of higher yielding loans and debt securities and the replacement of such loans and debt securities with lower yielding originations and purchases.

     The following summarizes the significant effects of these factors:

     (i) Interest on cash equivalents decreased due to the lower yield which was a result of the lower interest rates during the year.

     (ii) Interest on debt securities, in total, decreased principally as a result of $294 million of payoffs and principal amortization in the portfolio and the third quarter effect of the sale of $334 million to fund the transfer of the Arizona-based deposit liabilities, offset partially by $113 million in debt security purchases. The decrease in debt securities held to maturity was the result of the reclassification of the majority of the portfolio to debt securities available for sale category during the second quarter. This resulted in the increase in debt securities available for sale offset partially by the sale of $334 million to fund the transfer of the Arizona-based deposit liabilities. The decrease in yield was due to sales of higher coupon securities in 1992 and 1993 and to repricing of adjustable-rate debt securities, repayments and purchase of lower yielding debt securities.

     (iii) The average loans receivable portfolio decreased principally due to payoffs exceeding originations of loans held for investment. The average yield on loans declined as a result of lower interest rates on newly funded loans, repricing of adjustable loans, and payoffs of higher yielding loans.

     (iv) Dividends on FHLB stock increased as a result of a higher declared dividend rate in 1993.

     (v) The average balance for deposits decreased as a result of the Arizona sale of $321 million. The decrease in the cost of savings was due to the lower interest rates and the disintermediation of certificates of deposit accounts to transaction accounts.

     (vi) The increase in interest on reverse repurchase agreements was due to new borrowings during the first part of 1993 partially offset by a decrease in the cost.

     (vii) The decrease in the average balance for FHLB advances was due to the repayment of advances in the early part of 1993 somewhat offset by new borrowings later in the year. The decrease in the cost of these advances was due to lower interest rates on the new borrowings versus the higher rates on these advances paid off.

     (viii) The decrease in interest on bonds payable was the result of the payoff of mortgage-backed bonds during the second quarter of 1992. These bonds were called on June 30, 1992.

     (ix) Interest on notes payable declined as a result of the repayment of $10.4 million in the third quarter of 1993.

     (x) Interest on unsecured senior notes declined as a result of the pay-off of the $25 million balance in the third quarter of 1993.

     The Bank's cost of hedging activities decreased principally as a result of the cancellation of $300 million (notional amount) of interest rate swaps outstanding during the second and third quarters of 1992 and only $7.5 million (notional amount) of interest rate swaps were entered into in late 1993.

     Provisions for estimated credit losses decreased in 1993 versus 1992 as a result of management's evaluation of the adequacy of the allowances for estimated credit losses. See Risk Management -- Credit Risk Management herein and Note 6 of the Notes to Consolidated Financial Statements for further discussion.

     The net gain on sale of loans decreased $2.9 million from $4.6 million in 1992 to $1.7 million in 1993 due to a decrease in the amount of loans sold from $240 million in 1992 to $78 million in 1993. The gain on sale of mortgage loan servicing decreased $1.9 million in 1993 as there were no sales of mortgage loan servicing in 1993. Net gains on the sale of debt securities, including the interest rate swap loss, increased from a net loss of $809,000 in 1992 to a net gain of $8 million in 1993, primarily due to the sale of $361 million in debt securities, of which $334 million were sold to fund the transfer of the Arizona-based deposit liabilities. The net loss on the termination of the interest rate swaps in 1992 was $14.1 million. No similar activity occurred in 1993. The net loss on the termination of the interest rate swaps was related to the cancellation of $300 million (notional amount) of interest rate swaps which hedged loans and debt securities sold during 1992 as part of the balance sheet restructuring. Loan related fees decreased $1.3 million due to the decrease in loan servicing volume. Deposit fees increased $984,000 due to an increase in the fee structure. Other income increased principally due to a legal settlement received of $1.2 million.

     General and administrative expenses increased $3 million, or seven percent, in 1993. This increase was due to the reinstatement of employee merit increases and incentive awards during 1993, a scheduled rent increase on office space, and increased professional services fees from legal efforts related to California real estate development projects.

     The Bank's effective tax rate was 64.1 percent in 1993 primarily as a result of goodwill amortization and goodwill write-offs not deductible for tax purposes.

  1992 vs. 1991

     The Bank recorded a net loss of $9.8 million for the year ended December 31, 1992 compared to a net loss of $28.4 million for the year ended December 31, 1991. The net loss was principally due to the Bank recording $32.4 million in provisions for estimated credit losses. See Risk Management -- Credit Risk Management herein for additional discussion.

     Pretax earnings from core banking operations, which exclude real estate development activities and amortization of excess of cost over net assets acquired, for the year ended December 31, 1992, declined to $9.7 million from $17.5 million in 1991, principally as a result of increased provisions for estimated credit losses and increased general and administrative expenses.

     Net interest income decreased in 1992 as a result of a lower interest-earning asset base and a decline in the Bank's average yield on interest-earning assets offset partially by a 159 basis point decline in the Bank's cost of funds. The decline in the Bank's cost of funds was a result of the lower interest rate environment during 1992 and a decline in the Bank's level of wholesale borrowings.

     The lower interest-earning asset base was the result of the Bank's previously described strategy of reducing its total asset size. The decline in the average yield on interest-earning assets was the result of the repricing of interest sensitive loans, payoffs and sales of higher yielding fixed-rate loans and debt securities being replaced by lower yielding originations and purchases.

     The following summarizes the significant effects of these factors:

      (i) The decrease in the average loans receivable portfolio was a result of 1992 sales of $240 million, along with payoffs, principal amortization and securitizations exceeding new loan originations. The average yield declined as a result of payoffs of higher yielding fixed-rate loans as individuals opted to refinance their mortgage loans, repricing of interest rate sensitive loans and sales of fixed-rate loans.

     (ii) Debt securities in total declined, principally as a result of $294 million of payoffs and principal amortization in the portfolio and sales of $275 million during the year, offset by $546 million in debt securities purchased. There were no debt securities designated as available for sale in 1991.

    (iii) Interest on deposits decreased in 1992 principally as a result of deposit outflows due to the low interest rate environment.

     (iv) Interest on reverse repurchase agreements declined as a result of repayments and a decline in average rates.

      (v) Interest on FHLB advances declined as a result of repayments which was partially offset by an increase in the average rate.

     (vi) Interest on bonds payable decreased principally as a result of the payoff of $74.1 million of bonds payable during 1992.

    (vii) Interest on unsecured senior notes declined due to repayment of $150 million in late 1991.

     The declines in the average balances of reverse repurchase agreements, FHLB advances, bonds payable and unsecured senior notes were a result of the previously described strategy of the Bank to shift its liability mix from wholesale borrowings to retail deposits. The declines in average yields on reverse repurchase agreements and unsecured senior notes resulted from the continuing decline in short-term interest rates during 1992.

     The Bank's cost of hedging activities decreased $1.9 million, principally as a result of the cancellation of $300 million (notional amount) of interest rate swaps outstanding during the second and third quarters of 1992.

     Provisions for estimated credit losses increased $2.1 million in 1992 versus 1991 as a result of management's evaluation of the adequacy of the allowances for estimated credit losses. See Risk Management -- Credit Risk Management herein and Note 6 of the Notes to Consolidated Financial Statements for additional discussion.

     In conjunction with the restructuring of the balance sheet, the Bank sold $394 million of loans and debt securities, which resulted in net gains of $17.6 million. These gains were partially offset by the loss of $14.1 million related to the cancellation of interest rate swaps ($300 million -- notional amount) which served as a hedge to the assets sold. Gains on sales of loans and debt securities not related to the restructuring amounted to $2.2 million. Loan related fees decreased $1.1 million principally due to a lower balance in the loan portfolio and lower interest rates. Deposit related fees and other income increased $3.3 million principally due to increases in merchant services fee income and fees from sales of mutual fund products.

     General and administrative expenses increased $4.1 million, or ten percent, in 1992 due principally to expenses incurred in restructuring the Bank's organization, including severance benefits and changes in staffing, and increased regulatory assessments.

     The Bank recorded a $15.3 million net loss from real estate operations in 1992, compared to a net loss of $50.5 million in 1991. The 1992 and 1991 losses are a result of recording $18.3 million and $50.7 million, respectively, in provisions for estimated credit losses and fewer unit sales. See Risk Management -- Credit Risk Management herein and Note 6 of the Notes to Consolidated Financial Statements for additional discussion. The lower unit sales volume in 1992 and 1991 was the result of the impact of the economic recession on the California real estate market and the fewer number of active projects in which the Bank was participating.

     The effective tax rate (benefit) for 1992 was 0.9 percent compared to (23.6) percent in 1991, primarily as a result of increased provisions for estimated losses in 1992, which were not deductible for tax purposes.

                      (This page intentionally left blank)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1993           1992
                                                                      ----------     ----------
Cash and cash equivalents...........................................  $  121,342     $  132,641
Debt securities available for sale (at fair value in 1993, at lower
  of cost or fair value in 1992) (Notes 3 and 8)....................     595,726          6,780
Debt securities held to maturity (fair value of $68,738 and
  $1,170,101)
  (Note 3)..........................................................      69,660      1,158,977
Loans receivable, net of allowance for estimated losses of $16,251
  and $17,228 (Notes 4 and 6).......................................     817,279        740,868
Loans receivable held for sale (fair value of $22,019 and $19,867)
  (Note 4)..........................................................      20,051         19,543
Receivables, less reserves for uncollectibles of $1,683 and
  $1,507............................................................      98,265        110,867
Gas utility property, net of accumulated depreciation of $399,155
  and $369,806......................................................     954,488        906,420
Real estate held for sale or development, net of allowance for
  estimated losses of $935 and $1,463 (Notes 5 and 6)...............       4,088          3,014
Real estate acquired through foreclosure............................       9,707         24,488
Other property, net of accumulated depreciation of $25,229 and
  $22,563...........................................................      36,495         46,799
Excess of cost over net assets acquired.............................      69,501         79,379
Other assets........................................................     147,347        111,752
                                                                      ----------     ----------
          Total assets..............................................  $2,943,949     $3,341,528
                                                                      ----------     ----------
                                                                      ----------     ----------
                              LIABILITIES & STOCKHOLDERS' EQUITY
Deposits (Note 7)...................................................  $1,207,852     $1,622,164
Securities sold under agreements to repurchase (Note 8).............     259,041        376,859
Deferred income taxes and tax credits, net (Note 14)................     151,558        129,561
Accounts payable and other accrued liabilities......................     194,697        193,661
Notes payable (Note 10).............................................      86,000         20,000
Long-term debt, including current maturities (Note 11)..............     692,865        654,523
                                                                      ----------     ----------
          Total liabilities.........................................   2,592,013      2,996,768
                                                                      ----------     ----------
Commitments and contingencies (Note 9)
Preferred and preference stocks, including current maturities (Note
  12)...............................................................       8,058         15,316
                                                                      ----------     ----------
Stockholders' equity:
  Common stock --
     Authorized -- 30,000,000 shares
     Outstanding -- 20,997,319 shares at December 31, 1993..........      22,627         22,228
  Additional paid-in capital........................................     274,410        267,981
  Capital stock expense.............................................      (5,685)        (5,685)
  Unrealized gain, net of tax, on debt securities available for sale
     (Note 3).......................................................       8,761             --
  Retained earnings.................................................      43,765         44,920
                                                                      ----------     ----------
          Total stockholders' equity................................     343,878        329,444
                                                                      ----------     ----------
          Total liabilities and stockholders' equity................  $2,943,949     $3,341,528
                                                                      ----------     ----------
                                                                      ----------     ----------

        The accompanying notes are an integral part of these statements.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1993         1992         1991
                                                             --------     --------     --------
Operating revenues:
  Gas operating revenues...................................  $539,105     $534,390     $565,010
  Financial services interest income.......................   132,325      165,678      213,991
  Income from real estate operations (Note 5)..............       100        3,023          219
  Other....................................................    18,311       15,392       15,571
                                                             --------     --------     --------
          Total (Notes 15 and 16)..........................   689,841      718,483      794,791
                                                             --------     --------     --------
Operating expenses:
  Net cost of gas purchased................................   212,290      214,293      276,954
  Financial services interest expense, net.................    75,076      111,917      158,788
  Operating expense (Note 13)..............................   165,150      155,654      148,972
  Maintenance expense......................................    28,337       26,842       25,255
  Provision for estimated credit losses (Note 6)...........     7,222       32,438       62,754
  Depreciation, depletion and amortization (Note 15).......    63,583       60,668       55,349
  Taxes other than income taxes............................    24,760       22,940       21,034
  Other....................................................    25,845       17,883       16,582
                                                             --------     --------     --------
          Total............................................   602,263      642,635      765,688
                                                             --------     --------     --------
Operating income (Notes 15 and 16).........................    87,578       75,848       29,103
                                                             --------     --------     --------
Other income and (expenses):
  Other income.............................................     1,549        5,336        5,449
  Interest and amortization of debt discount and expense...   (49,706)     (43,115)     (44,461)
  Other expenses (Note 17).................................   (15,801)      (5,935)      (3,625)
                                                             --------     --------     --------
          Total............................................   (63,958)     (43,714)     (42,637)
                                                             --------     --------     --------
Income (loss) before income taxes..........................    23,620       32,134      (13,534)
Income taxes (Note 14).....................................    11,259       14,473          641
                                                             --------     --------     --------
Net income (loss) before cumulative effect of accounting
  change...................................................    12,361       17,661      (14,175)
Cumulative effect of change in method of accounting (Note
  14)......................................................     3,045           --           --
                                                             --------     --------     --------
Net income (loss) (Note 16)................................    15,406       17,661      (14,175)
Preferred/preference stock dividend requirements (Note
  12)......................................................       741        1,051        1,325
                                                             --------     --------     --------
Net income (loss) applicable to common stock (Note 16).....  $ 14,665     $ 16,610     $(15,500)
                                                             --------     --------     --------
                                                             --------     --------     --------
Earnings (loss) per share before cumulative effect of
  accounting change........................................  $    .56     $   0.81     $  (0.76)
Earnings per share from cumulative effect of change in
  method of accounting.....................................       .15           --           --
                                                             --------     --------     --------
Earnings (loss) per share of common stock (Note 16)........  $   0.71     $   0.81     $  (0.76)
                                                             --------     --------     --------
                                                             --------     --------     --------
Average number of common shares outstanding................    20,729       20,598       20,389
                                                             --------     --------     --------
                                                             --------     --------     --------

        The accompanying notes are an integral part of these statements.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (THOUSANDS OF DOLLARS)

                                                                          YEAR ENDED DECEMBER 31,
                                                                -------------------------------------------
                                                                   1993            1992            1991
                                                                -----------     -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)...........................................  $    15,406     $    17,661     $   (14,175)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation, depletion and amortization................       63,583          60,668          55,349
      Provision for estimated losses..........................        7,222          32,438          62,754
      Deferred income taxes...................................       27,201         (16,256)         (7,217)
      Unrecovered purchased gas costs.........................      (33,571)         24,353           2,078
      Net gain on sales of loans..............................       (1,751)         (6,563)         (2,324)
      Net gain on sales of debt securities....................       (7,973)        (13,278)            (20)
      Loss on sale of Arizona assets and services.............        6,262              --              --
      Cumulative effect of change in method of accounting for
         income taxes.........................................       (3,045)             --              --
      Other...................................................       16,157         (12,582)         16,513
                                                                -----------     -----------     -----------
         Net cash provided by operating activities............       89,491          86,441         112,958
                                                                -----------     -----------     -----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Construction expenditures...................................     (115,424)       (105,595)        (81,063)
  Acquisition of CPN properties...............................           --              --         (17,077)
  Loan originations, net of repayments........................     (186,609)       (190,511)       (163,191)
  Sales of loans and loan servicing rights....................       78,353         240,605         232,652
  Purchases of debt securities................................     (113,078)       (545,706)        (66,404)
  Proceeds from sales of debt securities......................      360,853         274,802           1,164
  Proceeds from maturities and repayments of debt
    securities................................................      293,788         348,603         273,503
  Proceeds from sale of real estate held for sale or
    development...............................................        1,926          11,003          33,657
  Proceeds from sale of real estate acquired through
    foreclosure...............................................       22,916          18,030          13,461
  Additions to real estate held for development...............       (3,211)         (4,246)        (21,335)
  Termination of interest rate swaps..........................           --         (14,087)          8,231
  Proceeds from sale of Arizona assets and services...........        6,718              --              --
  Other.......................................................       (2,409)          3,147           6,117
                                                                -----------     -----------     -----------
         Net cash provided by investing activities............      343,823          36,045         219,715
                                                                -----------     -----------     -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock....................................        6,790              --           7,219
  Reacquisition of preferred stock............................       (7,258)         (7,258)         (7,258)
  Dividends paid..............................................      (16,139)        (15,497)        (22,688)
  Issuance of long-term debt..................................       86,909         211,943          39,523
  Retirement of long-term debt................................      (48,567)       (231,750)       (207,688)
  Issuance (repayment) of notes payable.......................       66,000         (60,000)         45,000
  Net change in deposit accounts..............................      (92,815)       (111,446)         39,569
  Sale and assumption of Arizona deposit liabilities..........     (320,902)             --              --
  Proceeds from repos/other borrowings........................    1,499,893       1,448,546       1,178,627
  Repayment of repos/other borrowings.........................   (1,617,711)     (1,336,220)     (1,362,741)
  Other.......................................................         (813)           (878)             84
                                                                -----------     -----------     -----------
         Net cash used in financing activities................     (444,613)       (102,560)       (290,353)
                                                                -----------     -----------     -----------
         Net change in cash and cash equivalents..............      (11,299)         19,926          42,320
  Cash and cash equivalents at beginning of period............      132,641         112,715          70,395
                                                                -----------     -----------     -----------
  Cash and cash equivalents at end of period..................  $   121,342     $   132,641     $   112,715
                                                                -----------     -----------     -----------
                                                                -----------     -----------     -----------
Supplemental disclosures of cash flow information
  Cash paid during the year for:
      Interest, net of amounts capitalized....................  $    66,885     $    73,513     $    90,221
      Income taxes, net of refunds............................       10,982          13,293           5,929

        The accompanying notes are an integral part of these statements.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                         COMMON              ADDITIONAL   CAPITAL
                         STOCK     COMMON     PAID-IN      STOCK    UNREALIZED   RETAINED
                        (SHARES)    STOCK     CAPITAL     EXPENSE      GAIN      EARNINGS    TOTAL
                        --------   -------   ----------   -------   ----------   --------   --------
DECEMBER 31, 1990.....   20,036    $21,666    $261,197    $(5,690)    $   --     $76,081    $353,254
Common stock
  issuances...........      562       562        6,720                                         7,282
Net loss..............                                                           (14,175 )   (14,175)
Preferred stock
  dividends...........                                                              (665 )      (665)
Second preference
  stock dividends.....                                                              (615 )      (615)
Common stock
  dividends...........                                                           (17,932 )   (17,932)
Other.................                                         5                      (5 )        --
                        --------   -------   ----------   -------   ----------   --------   --------
DECEMBER 31, 1991.....   20,598    22,228      267,917    (5,685 )        --      42,689     327,149
Common stock
  issuances...........                              64                                            64
Net income............                                                            17,661      17,661
Preferred stock
  dividends...........                                                              (589 )      (589)
Second preference
  stock dividends.....                                                              (422 )      (422)
Common stock
  dividends...........                                                           (14,419 )   (14,419)
                        --------   -------   ----------   -------   ----------   --------   --------
DECEMBER 31, 1992.....   20,598    22,228      267,981    (5,685 )        --      44,920     329,444
Common stock
  issuances...........      399       399        6,429                                         6,828
Net income............                                                            15,406      15,406
Preferred stock
  dividends...........                                                              (513 )      (513)
Second preference
  stock dividends.....                                                              (228 )      (228)
Common stock
  dividends...........                                                           (15,820 )   (15,820)
Unrealized gain.......                                                 8,761                   8,761
                        --------   -------   ----------   -------   ----------   --------   --------
DECEMBER 31, 1993.....   20,997    $22,627    $274,410    $(5,685)    $8,761     $43,765    $343,878
                        --------   -------   ----------   -------   ----------   --------   --------
                        --------   -------   ----------   -------   ----------   --------   --------

        The accompanying notes are an integral part of these statements.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- The accompanying financial statements are presented on a consolidated basis and include the accounts of the Company, including the Bank. Intercompany balances and transactions have been eliminated. Certain amounts for prior years have been reclassified to conform to the current year's presentation. See Selected Financial Data for information related to each business segment. Such information should be read in conjunction with these financial statements.

     For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and other financial instruments with a maturity of three months or less.

     The Company follows generally accepted accounting principles (GAAP) in all of its businesses. Accounting for the Company's gas utility operations conforms with GAAP as applied to regulated companies and as prescribed by federal agencies and the commissions of the various states in which the utility operates.

     Debt Securities -- On December 31, 1993, the Bank adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The statement requires classification of investments in debt and equity securities into one of three categories: held to maturity, available for sale, or trading. At the time of purchase, the Bank will designate a security into one of these three categories.

     Debt securities classified as held to maturity are those which the Bank has the positive intent and ability to hold to maturity. These securities are carried at cost adjusted for the amortization of the related premiums or accretion of the related discounts into interest income using the level-yield method over the remaining period until maturity. The Bank has the ability and it is its policy to hold the debt securities so designated until maturity. The Bank's accounting policy states that no security with a remaining maturity greater than 25 years may be designated as held to maturity.

     Securities classified as available for sale are those which the Bank intends to hold for an indefinite period and may be sold in response to changes in market interest rates, changes in the security's prepayment risk, the Bank's need for liquidity, changes in the availability and yield of alternative investments, and other asset/liability management needs. Securities classified as available for sale are stated at fair value at December 31, 1993 in the Consolidated Statements of Financial Position. Changes in fair value are reported net of tax as a separate component of stockholders' equity but are not included in net income. At December 31, 1993, the Bank included an $8.8 million unrealized gain, net of tax, on $596 million of debt securities available for sale as a separate component of stockholders' equity. Realized gains or losses are recorded into income when sold. Debt securities available for sale at December 31, 1992 were accounted for at the lower of cost or fair value.

     Trading securities are those which are bought and held principally for the purpose of selling in the near term. Trading securities include MBS held for sale in conjunction with mortgage banking activities. Trading securities are measured at fair value with changes in fair value included in earnings. At December 31, 1993, no securities were designated as "trading securities."

     Mortgage Banking Activities -- The Bank's accounting policy is to designate all fixed-rate interest-sensitive assets with maturities greater than or equal to 25 years (which possess normal qualifying characteristics required for sale) as held for sale or available for sale, along with single-family residential loans originated for specific sales commitments. Fixed-rate interest-sensitive assets with maturities less than 25 years, and all adjustable-rate interestsensitive assets continue to be held for investment or available for sale unless designated as held for sale at time of origination.

     Loans held for sale are carried at the lower of amortized cost or fair value as determined by outstanding investor commitments or, in the absence of such commitments, current investor yield requirements calculated

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) on an aggregate basis. Valuation adjustments are charged against gain on sale of loans. Gains and losses on loan and MBS sales are determined using the specific identification method. Gains and losses are recognized to the extent that sales proceeds exceed or are less than the carrying value of the loans and MBS. Loans sold with servicing retained have included a normal servicing fee to be earned by the Bank as income over the life of the loan. Loans held for sale may be securitized into MBS and designated as trading securities. Prior to December 31, 1993, and implementation of SFAS No. 115, MBS created from mortgage banking activities were designated as held for sale and recorded at the lower of aggregate cost or market. Subsequently, these MBS will be designated as trading securities and recorded at fair value.

     The Bank hedges interest rate risk on fixed-rate loan commitments expected to close and the inventory of loans held for sale through a combination of commitments from permanent investors, optional delivery commitments, and mandatory forward contracts. Related hedging gains and losses are recognized at the time gains and losses are recognized on the related loans.

     Loans Receivable -- Real estate loans are recorded at cost, net of the undisbursed loan funds, loan discounts, unearned interest, deferred loan fees and provisions for estimated losses. Interest on loans receivable is credited to income when earned. Generally, when a loan becomes 90 days contractually delinquent, the accrual of interest is ceased and all previously accrued, but uncollected, interest income is reversed. Interest income on loans placed on nonaccrual status is generally recognized on a cash basis.

     Fees are charged for originating and in some cases, for committing to originate loans. Loan origination and commitment fees, offset by certain direct origination costs, are deferred, and the net amounts amortized as an adjustment of the related loans' yields over the contractual lives thereof. Unamortized fees are recognized as income upon the sale or payoff of the loan.

     Unearned interest, premiums and discounts on consumer installment, equity and property improvement loans are amortized to income over the expected lives of the loans using a method which approximates the level-yield method.

     Concentrations of Credit Risk -- The Company's business activity with respect to gas utility operations is conducted with customers located within the three state region of Arizona, Nevada and California. Any credit risk the Company is exposed to related to utility operations is minimized by the taking of security deposits. Provisions for uncollectible accounts are recorded monthly and are recovered from customers through billed rates.

     The Bank's portfolio of loans is collateralized by real estate located principally in Nevada, California and Arizona. Collectibility is, therefore, somewhat dependent upon these areas' economies and real estate values.

     Gas Utility Property, Net -- Gas utility property, net includes gas plant at original cost, less the accumulated provision for depreciation and amortization, plus the unamortized balance of acquisition adjustments. Original cost includes contracted services, material, payroll and related costs such as taxes and benefits, general and administrative expenses, and an allowance for funds used during construction less contributions in aid of construction. Acquisition adjustments are amortized over the estimated remaining life of the acquired properties.

     Real Estate Acquired Through Foreclosure -- Real estate acquired through foreclosure is stated at the lower of cost or fair value less cost to sell. Included in real estate acquired through foreclosure is $5.5 million and $21.7 million of loans foreclosed in-substance at December 31, 1993 and 1992, respectively. Write downs to fair value, disposition gains and losses, and operating income and costs are charged to the allowance for estimated credit losses.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     Loans foreclosed in-substance consist of loans accounted for as foreclosed property even though actual foreclosure has not occurred. Although the collateral underlying these loans has not been repossessed, the borrower has little or no equity in the collateral at its current estimated fair value. Proceeds for repayment are expected to come only from the operation or sale of the collateral, and it is doubtful the borrower will rebuild equity in the collateral or repay the loan by other means in the foreseeable future. The amounts ultimately recovered from loans foreclosed in-substance could differ from the amounts used in arriving at the net carrying value of the assets because of future market factors beyond management's control or changes in strategy for recovering the investment.

     Allowance for Estimated Credit Losses -- On a routine basis, management evaluates the adequacy of the allowances for estimated losses on loans, investments and real estate, and establishes additions to the allowances through provisions to expense. The Bank utilizes a comprehensive internal asset review system and general valuation allowance methodology. General valuation allowances are established for each of the loan, investment and real estate portfolios for unforeseen losses. A number of factors are taken into account in determining the adequacy of the level of allowances including management's review of the extent of existing risks in the portfolios, prevailing and anticipated economic conditions, actual loss experience, delinquencies, regular reviews of the quality of the Bank's loan and real estate portfolios by the Bank's Risk Management Committee and examinations by regulatory authorities.

     Charge-offs are recorded on particular assets when it is determined that the fair or net realizable value of an asset is below the carrying value. When a loan is foreclosed, the asset is written down to fair value based on a current appraisal of the subject property.

     While management uses currently available information to evaluate the adequacy of allowances and estimate identified losses for charge off, ultimate losses may vary from current estimates. Adjustments to estimates are charged to earnings in the period in which they become known.

     Interest Rate Exchange Agreements -- The Bank uses interest rate swaps and interest rate collars to hedge its exposure to interest rate risk. These instruments are used only to hedge asset and liability portfolios and are not used for speculative purposes. Premiums, discounts and fees associated with these interest rate exchange agreements are amortized to expense on a straight-line basis over the lives of the agreements. The net interest received or paid is reflected as interest expense. Gains or losses resulting from the cancellation of agreements hedging assets and liabilities which remain outstanding are deferred and amortized over the remaining contract lives. Gains or losses are recognized in the current period if the hedged asset or liability is retired.

     Deferred Gas Costs -- The gas segment is authorized by the various regulatory authorities having jurisdiction to adjust its billing rates for changes in the cost of gas purchased. The difference between the current cost of gas purchased and the cost of gas recovered in billed rates is deferred. Generally, these deferred amounts are recovered or refunded within one year.

     Revenues -- Gas revenues are accrued from the date the customer was last billed to the end of the accounting period. In California, the Company is authorized to adjust gas revenues to reflect changes in operating margins from authorized levels related to all customer classes.

     Depreciation and Amortization -- Depreciation is computed on the straight-line remaining life method at composite rates considered sufficient to amortize costs over estimated service lives. Excess of cost over net assets acquired is amortized on a straight-line basis over 25 years. Costs related to refunding utility debt and debt issuance expenses are deferred and amortized over the weighted average lives of the new issues.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) Capitalization of Interest -- The Company capitalized $381,000, $934,000 and $631,000 of interest expense and a portion of the cost of equity funds related to natural gas utility operations for each of the years ended December 31, 1993, 1992 and 1991. The cost of equity funds used to finance the construction of utility plant are reported net within the consolidated statements of income as a reduction of interest charges. Utility plant construction costs, including cost of equity funds, are recovered in authorized rates through depreciation when completed projects are placed into operation.

     Income Taxes -- Effective January 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes," which required a change from the deferred method of accounting for income taxes to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

     For years prior to 1993, deferred income taxes were recognized for income and expense items that were reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes were not adjusted for subsequent changes in tax rates.

     Investment tax credits (ITC) related to gas utility operations are deferred and amortized over the life of related fixed assets.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 2 -- SUMMARIZED FINANCIAL STATEMENT DATA

     Summarized consolidated financial statement data for the Bank is as follows. Certain reclassifications have been made to conform presentations for prior years with the current year's presentation:

                       CONSOLIDATED STATEMENTS OF INCOME
                             (THOUSANDS OF DOLLARS)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1993         1992         1991
                                                             --------     --------     --------
Interest income............................................  $132,325     $165,678     $213,991
Interest expense...........................................    75,076      111,917      158,788
                                                             --------     --------     --------
          Net interest income..............................    57,249       53,761       55,203
Provision for estimated credit losses......................    (6,212)     (14,129)     (12,058)
                                                             --------     --------     --------
          Net interest income after provision for credit
            losses.........................................    51,037       39,632       43,145
                                                             --------     --------     --------
Income from real estate operations.........................       100        3,023          219
Provision for estimated real estate losses.................    (1,010)     (18,309)     (50,696)
                                                             --------     --------     --------
Net loss from real estate operations.......................      (910)     (15,286)     (50,477)
Gain on sale of loans......................................     1,835        5,676        2,324
Loss on sale of loans......................................       (84)      (1,043)          --
Gain on sale of debt securities............................     8,317       13,649           36
Loss on sale of debt securities............................      (344)        (371)         (16)
Loss on secondary marketing hedging activities.............      (968)          --           --
Gain on sale of mortgage loan servicing....................        --        1,930           --
Gain (loss) on interest rate swaps.........................        --      (14,087)       5,727
Loss on sale -- Arizona branches...........................    (6,262)          --           --
Loan related fees..........................................     1,025        2,280        3,428
Deposit related fees.......................................     6,397        5,413        3,811
Other income...............................................     2,133        1,945          261
                                                             --------     --------     --------
                                                               62,176       39,738        8,239
General and administrative expenses........................    48,296       45,309       41,237
Amortization of cost in excess of net assets acquired......     3,984        4,156        4,156
                                                             --------     --------     --------
Income (loss) before income taxes..........................     9,896       (9,727)     (37,154)
Income tax expense (benefit)...............................     6,345           91       (8,754)
                                                             --------     --------     --------
Net income (loss) before cumulative effect of accounting
  change...................................................     3,551       (9,818)     (28,400)
Cumulative effect of change in method of accounting........     3,045           --           --
                                                             --------     --------     --------
          Net income (loss)................................  $  6,596     $ (9,818)    $(28,400)
                                                             --------     --------     --------
                                                             --------     --------     --------
          Contribution to consolidated net income
            (loss)(1)......................................  $  1,655     $(14,553)    $(32,466)
                                                             --------     --------     --------
                                                             --------     --------     --------

- ---------------

(1) Includes after-tax allocation of costs from parent.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 2 -- SUMMARIZED FINANCIAL STATEMENT DATA -- (CONTINUED)
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                             (THOUSANDS OF DOLLARS)

                                                                    DECEMBER 31,
                                                  -------------------------------------------------
                                                   CARRYING       FAIR       CARRYING       FAIR
                                                    VALUE        VALUE        VALUE        VALUE
                                                     1993         1993         1992         1992
                                                  ----------   ----------   ----------   ----------
ASSETS
Cash and due from banks........................   $   55,712   $   55,712   $   53,193   $   53,193
Cash equivalents...............................       63,503       63,503       79,000       79,000
Debt securities available for sale.............      595,726      595,726        6,780        6,924
Debt securities held to maturity...............       69,660       68,738    1,158,977    1,170,101
Loans receivable held for sale.................       20,051       22,305       19,543       19,867
Loans receivable, net of allowance for
  estimated credit losses of $16,251 in 1993
  and $17,228 in 1992..........................      817,279      841,127      740,868      747,686
Real estate acquired through foreclosure.......        9,707       *            24,488       *
Real estate held for sale or development, net
  of allowance for estimated losses of $935 in
  1993 and $1,463 in 1992......................        4,088       *             3,014       *
FHLB stock, at cost............................       16,501       16,501       16,953       16,953
Other assets...................................       29,691       *            55,539       *
Excess of cost over net assets acquired........       69,501       *            79,379       *
                                                  ----------                ----------
                                                  $1,751,419                $2,237,734
                                                  ----------                ----------
                                                  ----------                ----------
LIABILITIES AND STOCKHOLDER'S EQUITY
Deposits.......................................   $1,207,852   $1,217,225   $1,622,164    1,648,866
Securities sold under agreements to
  repurchase...................................      259,041      261,625      376,859      381,744
Advances from FHLB.............................       71,000       71,281       16,000       16,563
Notes payable..................................        8,265        8,647       18,640       19,219
Unsecured senior notes.........................           --           --       25,000       25,525
Other liabilities..............................       28,318       *            17,485       *
                                                  ----------                ----------
                                                   1,574,476                 2,076,148
Stockholder's equity...........................      176,943       *           161,586       *
                                                  ----------                ----------
                                                  $1,751,419                $2,237,734
                                                  ----------                ----------
                                                  ----------                ----------

- ---------------

* These items are not comprised of financial instruments and, therefore, are not applicable under SFAS No. 107. See SFAS No. 107 discussion herein.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 2 -- SUMMARIZED FINANCIAL STATEMENT DATA -- (CONTINUED)

                                                                       DECEMBER 31,
                                                         -----------------------------------------
                                                                1993                  1992
                                                         -------------------   -------------------
                                                                       FAIR                  FAIR
                                                         COMMITMENT   VALUE    COMMITMENT   VALUE
                                                         ----------   ------   ----------   ------
                                                                  (THOUSANDS OF DOLLARS)
OFF-BALANCE SHEET ITEMS
Outstanding commitments to originate loans.............   $ 47,903    $   53    $ 32,398    $   31
Commercial and other letters of credit.................      1,169        12       1,700        13
Interest rate swaps....................................      7,500       169          --        --
Loan servicing rights..................................    476,835     4,451     565,259     5,420
Outstanding firm commitments to sell loans and MBS.....     25,905        21      33,297      (131)
Outstanding master commitments to sell loans...........    217,393       (11)     36,412       (15)
Outstanding commitments to purchase loans and MBS......     51,500         3      70,000       310

FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Bank disclose estimated fair values for its financial instruments.

     The fair value estimates were made at a discrete point in time based on relevant market information and other information about the financial instruments. Because no active market exists for a significant portion of the Bank's financial instruments, fair value estimates were based on judgements regarding current economic conditions, risk characteristics of various financial instruments, prepayment assumptions, future expected loss experience and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     In addition, the fair value estimates were based on existing on-balance sheet and off-balance sheet financial instruments without attempting to estimate the value of existing and anticipated future customer relationships and the value of assets and liabilities that were not considered financial instruments. Significant assets and liabilities that were not considered financial assets or liabilities include the Bank's retail branch network, deferred tax assets and liabilities, furniture, fixtures and equipment, and goodwill.

     Additionally, the Bank intends to hold a significant portion of its assets and liabilities to their stated maturities. Therefore, the Bank does not intend to realize any significant differences between carrying value and fair value through sale or other disposition. No attempt should be made to adjust shareholders' equity to reflect the fair value disclosures.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 2 -- SUMMARIZED FINANCIAL STATEMENT DATA -- (CONTINUED)
     Methods and assumptions used to determine estimated fair values are set forth below for the Bank's financial instruments as of December 31, 1993 and 1992.

               ASSETS                   METHODS AND ASSUMPTIONS USED TO ESTIMATE FAIR VALUE
- -------------------------------------  ------------------------------------------------------
Cash, due from banks and cash          Carrying value was used as the estimate of fair value
  equivalents                          based upon the short-term nature of the instruments.
Debt securities available for sale,    Fair value was estimated using quotes, with the
  debt securities held to maturity     exception of privately issued debt securities and CMO
  and loans receivable held for sale   residuals. Privately issued debt securities were
                                       valued based on the estimated fair value of the
                                       underlying loans. CMO residuals were valued using the
                                       discounted estimated future cash flows from these
                                       investments.
Loans receivable, net                  Fair values were estimated for portfolios of loans
                                       with similar financial characteristics. Loans were
                                       segregated by type, such as commercial, commercial
                                       real estate, residential mortgage, credit card and
                                       other consumer. Each loan category was further
                                       segregated into fixed and adjustable interest rate
                                       components. Fair value for single-family residential
                                       loans was estimated by discounting the estimated
                                       future cash flows from these instruments using quoted
                                       market rates and dealer prepayment assumptions. Fair
                                       value for commercial mortgage, construction, land and
                                       other commercial loans was derived by discounting the
                                       estimated future cash flows from these instruments
                                       using the rates at which loans with similar maturity
                                       and underwriting characteristics would be made on
                                       December 31, 1993 or 1992, as applicable. Fair value
                                       for consumer loans was estimated using dealer quotes
                                       for securities backed by similar collateral. The book
                                       value for the allowance for estimated credit losses
                                       was used as the fair value estimate for credit losses
                                       within the entire loan portfolio.
FHLB stock                             Carrying value was used as the estimate for fair value
                                       since it represents the price at which the FHLB will
                                       redeem the stock.
LIABILITIES
- -------------------------------------
Deposits                               The fair value of demand deposits, savings deposits
                                       and money market deposits was estimated to be the book
                                       value reported in the financial statements since it
                                       represents the amount payable on demand. The fair
                                       value of fixed maturity deposits was estimated using
                                       the rates currently offered by the Bank for deposits
                                       with similar remaining maturities. The fair value of
                                       deposits does not include an estimate of the long-term
                                       relationship value of the Bank's deposit customers or
                                       the benefit that results from the low cost funding
                                       provided by deposit liabilities compared to the cost
                                       of borrowing funds in the market.
Securities sold under agreements to    Fair value was estimated by discounting the future
  repurchase, notes payable and        cash flows using market and dealer quoted rates for
  unsecured senior notes               debt with the same remaining maturities and
                                       characteristics.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 2 -- SUMMARIZED FINANCIAL STATEMENT DATA -- (CONTINUED)

             LIABILITIES                METHODS AND ASSUMPTIONS USED TO ESTIMATE FAIR VALUE
- -------------------------------------  ------------------------------------------------------
Advances from FHLB                     Fair value was estimated using the quoted cost to
                                       prepay the advance.
OFF-BALANCE SHEET ITEMS
- -------------------------------------
Commitments to originate loans         The fair value of commitments was estimated by
                                       calculating a theoretical gain or loss on the sale of
                                       a funded loan considering the difference between
                                       current levels of interest rates and the committed
                                       loan rates.
Letters of credit                      The fair value of letters of credit was based on fees
                                       currently charged for similar agreements.
Loan servicing rights                  The fair value for loan servicing rights was estimated
                                       based upon market and dealer quotes for the
                                       incremental price paid for a loan sold servicing
                                       released, adjusted for the age of the portfolio.
Outstanding firm and master commit-    The fair value of these commitments are estimated
  ments to purchase and sell loans     based on the market and dealer quotes to terminate or
  and MBS                              fill the commitments.

SALE OF ARIZONA BRANCH OPERATIONS

     In May 1993, the Bank signed a Definitive Agreement with World Savings and Loan Association (World) of Oakland, California, whereby World agreed to acquire the Bank's Arizona branch operations, including all related deposit liabilities of approximately $321 million. The transaction was approved by the appropriate regulatory authorities and closed in August 1993. As a result of the sale, the Bank recorded a $6.3 million loss, which included a write-off of $5.9 million in goodwill (excess of cost over net assets acquired) and $367,000 of other related net costs. The Bank sold $334 million of MBS to effect the sale of the Bank's Arizona-based deposit liabilities to World and to maintain the Bank's interest rate risk position. The sale of the securities resulted in a gain of $7.4 million ($4.9 million after tax) included in gain on sale of debt securities in the Consolidated Statements of Income. The final disposition resulted in an after-tax loss of approximately $1 million.

REGULATORY CAPITAL

     Under FIRREA, thrifts must maintain minimum capital ratios of tangible capital equal to 1.5 percent of tangible assets, core capital equal to three percent of core assets and risk-based capital equal to eight percent of risk-based assets. In determining capital under the three standards, certain adjustments are required to be made to stockholder's equity. The Bank was in compliance with all three capital requirements as of December 31, 1993 and all prior years. A reconciliation of stockholder's equity, as shown in the accompanying

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 2 -- SUMMARIZED FINANCIAL STATEMENT DATA -- (CONTINUED)
Consolidated Statements of Financial Position, to the three capital standards and the Bank's resulting ratios are set forth in the table below (thousands of dollars):

                                      DECEMBER 31, 1993                      DECEMBER 31, 1992
                             ------------------------------------   ------------------------------------
                              TANGIBLE       CORE      RISK-BASED    TANGIBLE       CORE      RISK-BASED
                             ----------   ----------   ----------   ----------   ----------   ----------
Stockholder's equity.......  $  176,943   $  176,943    $176,943    $  161,586   $  161,586   $  161,586
Capital adjustments:
  Nonsupervisory
     goodwill..............     (42,464)     (42,464)    (42,464)      (50,570)     (50,570)     (50,570)
  Supervisory goodwill.....     (27,037)     (14,422)    (14,422)      (28,809)      (7,227)      (7,227)
  Real estate
     investments...........          --           --        (478)         (593)        (593)      (1,246)
  General loan loss
     reserves..............          --           --      11,008            --           --       12,572
                             ----------   ----------   ----------   ----------   ----------   ----------
Regulatory capital.........     107,442      120,057     130,587        81,614      103,196      115,115
Minimum required capital...      25,229       50,459      70,031        32,375       64,749       80,088
                             ----------   ----------   ----------   ----------   ----------   ----------
Excess.....................  $   82,213   $   69,598    $ 60,556    $   49,239   $   38,447   $   35,027
                             ----------   ----------   ----------   ----------   ----------   ----------
                             ----------   ----------   ----------   ----------   ----------   ----------
Regulatory capital ratio...        6.39%        7.14%      14.92%         3.78%        4.78%       11.50%
Minimum required ratio.....        1.50         3.00        8.00          1.50         3.00         8.00
                             ----------   ----------   ----------   ----------   ----------   ----------
Excess.....................        4.89%        4.14%       6.92%         2.28%        1.78%        3.50%
                             ----------   ----------   ----------   ----------   ----------   ----------
                             ----------   ----------   ----------   ----------   ----------   ----------
Asset base.................  $1,681,952   $1,681,952    $875,336    $2,158,313   $2,158,313   $1,001,094
                             ----------   ----------   ----------   ----------   ----------   ----------
                             ----------   ----------   ----------   ----------   ----------   ----------

     The regulatory capital standards contain certain phase-in requirements concerning the amount of supervisory goodwill which is includable in core and risk-based capital as well as the amount of real estate investments which are required to be deducted from capital under all three standards. On January 1, 1994, the maximum supervisory goodwill includable in risk-based and core capital is limited to .375 percent of tangible assets. Based upon this limitation, the Bank's risk-based and core capital levels declined by $6.3 million on January 1, 1994.

     The improvement in the Bank's capital ratios over prior year-end is principally the result of the Bank's net earnings, implementation of SFAS No. 115, lower asset base, and reduced level of goodwill. At December 31, 1993, under fully phased-in capital rules applicable at July 1, 1996, the Bank would have exceeded its fully phased-in tangible, core and risk-based capital requirements by $81.8 million, $56.6 million and $43.1 million, respectively.

     The OTS has issued a regulation which will add a component to an institution's risk-based capital calculation in 1994. The regulation will require a reduction of an institution's risk-based capital by 50 percent of the decline in the institution's net portfolio value exceeding two percent of assets under a hypothetical 200 basis point increase or decrease in market interest rates. Based upon management's estimate of its interest rate risk exposure, the Bank will not be subjected to a reduction of its risk-based capital using data as of December 31, 1993.

     FDICIA required the federal banking agencies to adopt regulations implementing a system of progressive constraints as capital levels decline at banks and savings institutions. The federal banking agencies have enacted uniform "prompt corrective action" rules which classify banks and savings institutions into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized." As of December 31, 1993, the Bank is categorized as "well capitalized" under the regulation.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 2 -- SUMMARIZED FINANCIAL STATEMENT DATA -- (CONTINUED)
OTHER REGULATORY MATTERS

     In conjunction with the acquisition of the Bank in 1986, the Company agreed that as long as it controls the Bank, adequate capital as required by applicable regulations, will be maintained at the Bank and if required, the Company will infuse additional capital into the Bank to assure compliance with such requirements. Even though the Bank met all existing regulatory capital requirements, in October 1991, the Company committed to make an additional $20 million capital contribution to the Bank in order to further improve the Bank's capital position. Under this commitment, the Company contributed $10 million to the Bank in October 1991 and $10 million in February 1992, in exchange for common stock of the Bank. The Company does not anticipate making future capital contributions to the Bank.

     Pursuant to the acquisition of the Bank by the Company, the OTS stipulated that dividends paid by the Bank to the Company could not exceed 50 percent of the Bank's cumulative net income after the date of acquisition. Since the acquisition, the Bank's cumulative net income is $29.5 million, resulting in maximum dividends payable of $14.7 million as of December 31, 1993. Since the acquisition, the Bank has paid the Company $1.8 million in capital distributions, net of the $20 million of capital contributions received from the Company.

     Capital distributions, including dividends, are also governed by an OTS regulation which limits distributions by applying a tiered system based on capital levels. Under the regulation, the Bank is restricted to paying no more than 75 percent of its net income over the preceding four quarters to the Company. The Bank did not pay any dividends to the Company during the last three years.

     In October 1991, the Bank entered into a Supervisory Agreement (the Agreement) with the OTS. Among other things, the Bank agreed to: retain competent management, improve the review and monitoring of problem assets, develop comprehensive business plans which support decisions concerning real estate development projects and foreclosed real estate, and reduce interest rate risk. In November 1993, the Agreement was terminated based upon corrective action taken by the Bank.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 3 -- DEBT SECURITIES

     Debt securities held to maturity are stated at amortized cost. The yields are computed based upon amortized cost. The amortized cost, estimated fair values and yields of debt securities held to maturity are as follows (thousands of dollars):

                                                              TOTAL        TOTAL      ESTIMATED
                                               AMORTIZED    UNREALIZED   UNREALIZED      FAIR
              DECEMBER 31, 1993                   COST        GAINS        LOSSES       VALUE      YIELD
- ---------------------------------------------  ----------   ----------   ----------   ----------   -----
Corporate issue MBS..........................  $   69,660    $    403      $1,325     $   68,738   6.85 %
                                               ----------   ----------   ----------   ----------   -----
          Total..............................  $   69,660    $    403      $1,325     $   68,738   6.85 %
                                               ----------   ----------   ----------   ----------   -----
                                               ----------   ----------   ----------   ----------   -----
DECEMBER 31, 1992
GNMA - MBS...................................  $   12,222    $    526      $   --     $   12,748   8.40 %
FHLMC - MBS..................................     629,225      12,076         257        641,044   6.00
FNMA - MBS...................................     217,391       1,578       1,403        217,566   7.44
CMO..........................................      37,722       1,915       1,934         37,703   5.06
Corporate issue MBS..........................     229,303       2,276       3,860        227,719   7.21
Money market instruments.....................         100          --          --            100   5.50
U.S. Treasury securities and obligations of
  U.S. Government corporations and
  agencies...................................      15,996         131          29         16,098   5.64
Medium-term notes............................      17,018         105          --         17,123   6.61
                                               ----------   ----------   ----------   ----------   -----
          Total..............................  $1,158,977    $ 18,607      $7,483     $1,170,101   6.51 %
                                               ----------   ----------   ----------   ----------   -----
                                               ----------   ----------   ----------   ----------   -----

     The following schedule of the expected maturity of debt securities held to maturity is based upon dealer prepayment expectations and historical prepayment activity (thousands of dollars):

                                                     AFTER       AFTER        AFTER
                                                    ONE YEAR   FIVE YEARS   TEN YEARS
                                                      BUT         BUT          BUT
                                          WITHIN     WITHIN      WITHIN      WITHIN     AFTER      TOTAL
                                            ONE       FIVE        TEN        TWENTY     TWENTY   AMORTIZED
           DECEMBER 31, 1993               YEAR      YEARS       YEARS        YEARS     YEARS      COST
- ----------------------------------------  -------   --------   ----------   ---------   ------   ---------
Corporate issue MBS.....................  $14,702   $34,665     $ 15,931     $ 3,566     $796     $69,660
                                          -------   --------   ----------   ---------   ------   ---------
          Total.........................  $14,702   $34,665     $ 15,931     $ 3,566     $796     $69,660
                                          -------   --------   ----------   ---------   ------   ---------
                                          -------   --------   ----------   ---------   ------   ---------

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 3 -- DEBT SECURITIES -- (CONTINUED)
     Debt securities available for sale are stated at fair value at December 31, 1993 and at the lower of cost or fair value at December 31, 1992. The yields are computed based upon amortized cost. The amortized cost, estimated fair values and yields of debt securities available for sale are as follows (thousands of dollars):

                                                                TOTAL        TOTAL      ESTIMATED
                                                  AMORTIZED   UNREALIZED   UNREALIZED     FAIR
               DECEMBER 31, 1993                    COST        GAINS        LOSSES       VALUE     YIELD
- ------------------------------------------------  ---------   ----------   ----------   ---------   -----
GNMA - MBS......................................  $   9,081    $    591      $   --     $   9,672   8.41 %
FHLMC - MBS.....................................    368,436      11,518         168       379,786   6.12
FNMA - MBS......................................    119,208       1,144         695       119,657   6.60
CMO.............................................     45,733       1,516          --        47,249   4.82
Corporate issue MBS.............................     24,644         159         697        24,106   5.81
Money market investments........................     10,036          --          --        10,036   3.37
U.S. Treasury securities and obligations of U.S.
  Government corporations and agencies..........      5,110         110          --         5,220   5.93
                                                  ---------   ----------   ----------   ---------   -----
          Total.................................  $ 582,248    $ 15,038      $1,560     $ 595,726   6.09 %
                                                  ---------   ----------   ----------   ---------   -----
                                                  ---------   ----------   ----------   ---------   -----
DECEMBER 31, 1992
GNMA - MBS......................................  $   6,780    $    144      $   --     $   6,924   7.80 %
                                                  ---------   ----------   ----------   ---------   -----
          Total.................................  $   6,780    $    144      $   --     $   6,924   7.80 %
                                                  ---------   ----------   ----------   ---------   -----
                                                  ---------   ----------   ----------   ---------   -----

     The following schedule reflects the expected maturity of MBS and CMO and the contractual maturity of all other debt securities available for sale. The expected maturity of MBS and CMO are based upon dealer prepayment expectations and historical prepayment activity (thousands of dollars):

                                                    AFTER       AFTER        AFTER
                                                   ONE YEAR   FIVE YEARS   TEN YEARS
                                                     BUT         BUT          BUT                 TOTAL
                                         WITHIN     WITHIN      WITHIN      WITHIN     AFTER    ESTIMATED
                                          ONE        FIVE        TEN        TWENTY     TWENTY     FAIR
          DECEMBER 31, 1993               YEAR      YEARS       YEARS        YEARS     YEARS      VALUE
- --------------------------------------  --------   --------   ----------   ---------   ------   ---------
GNMA - MBS............................  $  4,050   $  5,257    $    328     $    37     $ --    $   9,672
FHLMC - MBS...........................   120,630    221,834      27,475       9,558      289      379,786
FNMA - MBS............................    31,090     65,419      14,353       8,517      278      119,657
CMO...................................    18,535     28,446         240          28       --       47,249
Corporate issue MBS...................     6,880     13,320       3,473         414       19       24,106
Money market instruments..............    10,036         --          --          --       --       10,036
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies...........        --      5,220          --          --       --        5,220
                                        --------   --------   ----------   ---------   ------   ---------
          Total.......................  $191,221   $339,496    $ 45,869     $18,554     $586    $ 595,726
                                        --------   --------   ----------   ---------   ------   ---------
                                        --------   --------   ----------   ---------   ------   ---------

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 4 -- LOANS RECEIVABLE

     Loans receivable held for investment, recorded at amortized cost, are summarized as follows (thousands of dollars):

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1993         1992
                                                                     --------     --------
    Loans collateralized by real estate:
      Conventional single-family residential.......................  $431,854     $383,372
      FHA and VA insured single-family residential.................    21,491       17,731
      Commercial mortgage..........................................   192,046      198,235
      Construction and land........................................    82,638       91,344
                                                                     --------     --------
                                                                      728,029      690,682
    Commercial secured (other than real estate)....................    25,443       30,137
    Commercial unsecured...........................................       354          384
    Consumer installment...........................................    93,431       42,444
    Consumer unsecured (including credit cards)....................     7,817       18,371
    Equity and property improvement loans..........................    21,061       16,712
    Deposit accounts...............................................     2,944        4,248
                                                                     --------     --------
                                                                      879,079      802,978
                                                                     --------     --------
    Undisbursed proceeds...........................................   (48,251)     (44,937)
    Allowance for estimated credit losses..........................   (16,251)     (17,228)
    Premiums (discounts)...........................................     3,270         (125)
    Deferred fees..................................................    (4,782)      (4,406)
    Accrued interest...............................................     4,214        4,586
                                                                     --------     --------
                                                                      (61,800)     (62,110)
                                                                     --------     --------
    Loans receivable held for investment...........................  $817,279     $740,868
                                                                     --------     --------
                                                                     --------     --------

     Loans receivable held for sale, recorded at lower of aggregate cost or market, are summarized as follows (thousands of dollars):

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1993         1992
                                                                     --------     --------
    Loans collateralized by single-family residential real estate:
      Conventional.................................................  $  4,999     $ 12,604
      FHA and VA insured...........................................     3,560        6,939
                                                                     --------     --------
                                                                        8,559       19,543
    Credit cards...................................................    11,492           --
                                                                     --------     --------
    Loans receivable held for sale.................................  $ 20,051     $ 19,543
                                                                     --------     --------
                                                                     --------     --------
    Additional loan information:
      Average portfolio yield at end of year.......................      8.12%        9.07%
      Principal balance of loans serviced for others (including
         loans serviced for MBS owned by the Bank of $92,658 and
         $144,834).................................................  $476,835     $575,750
      Adjustable-rate real estate loans............................   233,133      247,567
      Outstanding commitments to originate loans...................    47,903       32,398
      Unused lines of credit.......................................    79,472       68,817
      Standby letters of credit....................................     1,004        1,700

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 4 -- LOANS RECEIVABLE -- (CONTINUED)
     Outstanding commitments to originate loans represent agreements to originate real estate secured loans to customers at specified rates of interest. Commitments generally expire in 45 to 60 days and may require payment of a fee. Some of the commitments are expected to expire without being drawn upon, therefore the total commitments do not necessarily represent future cash requirements.

     The Bank has designated portions of its portfolio of residential real estate loans and credit card accounts as held for sale. These loans are carried at the lower of aggregate cost, market or sales commitment price. In January 1994, the Bank sold its credit card portfolio held for sale and recognized a gain of approximately $1.7 million.

     The Bank's loan approval process is intended to assess both: (i) the borrower's ability to repay the loan by determining whether the borrower meets the Bank's established underwriting criteria, and (ii) the adequacy of the proposed security by determining whether the appraised value of the security property is sufficient for the proposed loan.

     It is the general policy of the Bank not to make single-family residential loans when the loan-to-value ratio exceeds 80 percent unless the loans are insured by private mortgage insurance, FHA insurance or VA guarantee. Construction loans and commercial/income property loans are generally underwritten with a discounted loan-to-value ratio of less than 75 percent.

     Management considers the above mentioned factors when evaluating the adequacy of the allowance for estimated credit losses.

     Many of the Bank's adjustable-rate loans contain limitations as to both the amount the interest rate can change at each repricing date (periodic caps) and the maximum rates the loan can be repriced to over the life of the loan (lifetime caps). At December 31, 1993, periodic caps in the adjustable loan portfolio ranged from .25 percent to eight percent. Lifetime caps ranged from
9.75 percent to 22 percent.

NOTE 5 -- REAL ESTATE

     Real estate held for sale or development includes the following (thousands of dollars):

                                                                           DECEMBER 31,
                                                                        ------------------
                                                                         1993       1992
                                                                        ------     -------
    Real estate held for sale, development or investment..............  $>4,216    $ 3,011
    Investments in and loans to real estate ventures..................     807       1,466
                                                                        ------     -------
                                                                         5,023       4,477
    Allowance for estimated real estate losses........................    (935)     (1,463)
                                                                        ------     -------
                                                                        $4,088     $ 3,014
                                                                        ------     -------
                                                                        ------     -------

     During the third quarter of 1993, the Bank designated two Arizona branch facilities, not included as part of the sale to World, as real estate held for sale, development or investment. These facilities, with a net book value of $3.4 million at December 31, 1993, were previously included in premises and equipment.

     The net realizable value of the real estate held for sale or development is dependent upon real estate values, the local economies, and real estate sales activity. Management evaluates the adequacy of the allowance for estimated real estate losses by incorporating these factors.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 5 -- REAL ESTATE -- (CONTINUED)
     Pretax loss from real estate operations, excluding interest income on loans to real estate ventures, is summarized as follows (thousands of dollars):

                                                                         DECEMBER 31,
                                                               ---------------------------------
                                                                1993         1992         1991
                                                               -------     --------     --------
Gain on sale of real estate.................................   $   491     $  5,020     $  5,360
Less expenses allocated (1):
  General and administrative................................       330        1,077        1,551
  Interest..................................................        61          920        3,590
                                                               -------     --------     --------
                                                                   100        3,023          219
Provisions for estimated real estate losses.................    (1,010)     (18,309)     (50,696)
                                                               -------     --------     --------
Pretax loss from real estate operations.....................   $  (910)    $(15,286)    $(50,477)
                                                               -------     --------     --------
                                                               -------     --------     --------

- ---------------

(1) Allocated general and administrative expenses include labor and other costs incurred in the Bank's real estate operations. Interest is allocated based upon the Bank's average cost of funds devoted to such operations.

     Summarized below is condensed financial information for the Bank's real estate ventures (thousands of dollars):

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1993        1992
                                                                   ------     --------
        ASSETS:
          Cash..................................................   $1,606     $  1,722
          Development costs.....................................    1,142       34,134
          Other assets..........................................    1,490        2,893
                                                                   ------     --------
                                                                   $4,238     $ 38,749
                                                                   ------     --------
                                                                   ------     --------
        LIABILITIES:
          Loans from third parties..............................   $  483     $ 47,566
          Other liabilities.....................................    2,784       15,152
                                                                   ------     --------
                                                                    3,267       62,718
                                                                   ------     --------
        EQUITY:
          PriMerit Bank.........................................      807        1,466
          Other investors.......................................      164      (25,435)
                                                                   ------     --------
                                                                      971      (23,969)
                                                                   ------     --------
                                                                   $4,238     $ 38,749
                                                                   ------     --------
                                                                   ------     --------

     Beginning in 1987, the Bank participated in a real estate development project, Margarita Village Development Company (MVDC), as both lender and investor, to develop and build a 468 acre restricted community in Temecula, California. In December 1991, MVDC entered Chapter 11 bankruptcy proceedings. Due to significant legal and economic uncertainties, the Bank charged off its entire $32.2 million investment in and loan to MVDC in 1991. In 1993, an agreement was reached whereby the Bank assigned its interests as lender to the first trust deed holder and allowed the first trust deed holder to foreclose on the real estate owned by MVDC. In exchange, the first trust deed holder assumed certain liabilities of the Bank and MVDC, and the Bank received the right to receive a portion of future proceeds from the development and sale of the real estate. Management believes the Bank's ability to recover any of its advances to MVDC will depend largely on

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 5 -- REAL ESTATE -- (CONTINUED)
favorable resolution of various pending legal uncertainties and the recovery of the residential sector of the California real estate market.

NOTE 6 -- ALLOWANCES FOR ESTIMATED CREDIT LOSSES

     Activity in the allowances for losses on loans, real estate acquired through foreclosure and real estate held for sale or development is summarized as follows (thousands of dollars):

                                                                                    REAL          REAL
                                                                                   ESTATE        ESTATE
                                             CONSTRUCTION     NON-                ACQUIRED      HELD FOR
                                  MORTGAGE     AND LAND     MORTGAGE    TOTAL      THROUGH       SALE OR
                                   LOANS        LOANS        LOANS      LOANS    FORECLOSURE   DEVELOPMENT   OTHER    TOTAL
                                  --------   ------------   --------   -------   -----------   -----------   -----   --------
Balance at 12/31/90.............  $ 1,134      $  1,299     $ 1,213    $ 3,646     $ 4,087      $   4,158    $ 539   $ 12,430
  Provisions for estimated
    losses......................    5,835         2,643       3,580     12,058       1,686         49,010       --     62,754
  Charge-offs, net of
    recovery....................     (394 )      (1,121)     (1,545 )   (3,060)     (6,595)       (49,529)     (62)   (59,246)
  Transfers.....................     (583 )          --          --       (583)        822             --     (239)        --
                                  --------   ------------   --------   -------   -----------   -----------   -----   --------
Balance at 12/31/91.............    5,992         2,821       3,248     12,061          --          3,639      238     15,938
  Provisions for estimated
    losses......................    1,903         6,460       5,766     14,129          --         18,309       --     32,438
  Charge-offs, net of
    recovery....................     (515 )      (3,765)     (4,682 )   (8,962)         --        (20,485)      --    (29,447)
                                  --------   ------------   --------   -------   -----------   -----------   -----   --------
Balance at 12/31/92.............    7,380         5,516       4,332     17,228          --          1,463      238     18,929
  Provisions for estimated
    losses......................    4,634           172       1,406      6,212          --          1,010       --      7,222
  Charge-offs, net of
    recovery....................   (3,191 )      (2,248)     (1,750 )   (7,189)         --         (1,538)      --     (8,727)
                                  --------   ------------   --------   -------   -----------   -----------   -----   --------
Balance at 12/31/93.............  $ 8,823      $  3,440     $ 3,988    $16,251     $    --      $     935    $ 238   $ 17,424
                                  --------   ------------   --------   -------   -----------   -----------   -----   --------
                                  --------   ------------   --------   -------   -----------   -----------   -----   --------

     The Bank establishes allowances for estimated losses by portfolio through charges to expense. On a regular basis, management reviews the level of loss allowances which have been provided against the portfolios. Adjustments are made thereto in light of the level of problem loans and current economic conditions. Included in net charge-offs are $1.4 million, $1.9 million and $2.6 million of recoveries for 1991, 1992 and 1993, respectively.

     Prior to the fourth quarter of 1991, the Bank established specific valuation allowances for identified probable losses on assets in its portfolio. During the fourth quarter of 1991, the Bank adopted a policy of charging off portions of these assets against the previously established specific valuation allowances and directly charging off any newly identified probable losses on specific assets, thus directly reducing the carrying value of the asset. Write-downs to fair value, disposition gains and losses, and operating income and costs affiliated with real estate acquired through foreclosure are charged to the allowance for estimated credit losses.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 7 -- DEPOSITS

     Deposits are summarized as follows (thousands of dollars):

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1993           1992
                                                              ----------     ----------
        Interest-bearing demand and money market deposits...  $  324,011     $  294,900
        Noninterest-bearing demand deposits.................      64,797         87,986
        Savings deposits....................................      86,781         79,151
                                                              ----------     ----------
                  Total transaction accounts................     475,589        462,037
                                                              ----------     ----------
        Certificates of deposit:
           ** $100,000......................................     580,018        936,718
            * $100,000......................................     152,245        223,409
                                                              ----------     ----------
                  Total certificates of deposit.............     732,263      1,160,127
                                                              ----------     ----------
                                                              $1,207,852     $1,622,164
                                                              ----------     ----------
                                                              ----------     ----------
        Average annual interest rate at end of year.........        3.56%          4.49%
                                                              ----------     ----------
                                                              ----------     ----------
 * Greater than or equal to.
** Less than.

     The above balance includes $5.8 million deposited by the State of Nevada that is collateralized by real estate loans and debt securities with a fair value of approximately $8.8 million at December 31, 1993. Certificates of deposit include approximately $6.9 million of brokered deposits at December 31, 1992. At December 31, 1993, there were no brokered deposits.

     Certificates of deposit maturity schedule (thousands of dollars):

                                          CERTIFICATES MATURING ON OR PRIOR TO DECEMBER 31,
                                    --------------------------------------------------------------
                                      1994       1995      1996      1997      1998     THEREAFTER
                                    --------   --------   -------   -------   -------   ----------
    Interest Rate Category
    2.99% and lower...............  $ 66,243   $     25   $    32   $    --   $    16    $      5
    3.00% to 3.99%................   341,867     25,448       472        --        --          20
    4.00% to 4.99%................    20,111     40,303    10,778       793     2,079           5
    5.00% to 5.99%................     9,419      4,852    21,120     9,647    21,179       7,143
    6.00% to 6.99%................     2,552        594     2,718    26,081       434       5,093
    7.00% to 7.99%................     7,269      2,350    33,081     5,690        13      14,461
    8.00% to 8.99%................     7,267     30,914        74        --        --         123
    9.00% and over................    11,461        102        --        30       399          --
                                    --------   --------   -------   -------   -------   ----------
                                    $466,189   $104,588   $68,275   $42,241   $24,120    $ 26,850
                                    --------   --------   -------   -------   -------   ----------
                                    --------   --------   -------   -------   -------   ----------

NOTE 8 -- CASH EQUIVALENTS AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

  Cash Equivalents

     Cash equivalents are stated at cost, which approximates fair value, and include the following (thousands of dollars):

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                      1993          1992
                                                                     -------       -------
    Securities purchased under resale agreements...................  $55,102       $66,000
    Federal funds sold.............................................    8,401        13,000
                                                                     -------       -------
                                                                     $63,503       $79,000
                                                                     -------       -------
                                                                     -------       -------

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 8 -- CASH EQUIVALENTS AND SECURITIES SOLD UNDER REPURCHASE
AGREEMENTS -- (CONTINUED)
     Securities purchased under resale agreements of $55.1 million at December 31, 1993 and $66 million at December 31, 1992 matured within 24 days and 25 days, respectively, and called for delivery of the same securities. The collateral for these agreements consisted of debt securities which at December 31, 1993 and 1992 were held on the Bank's behalf by its safekeeping agents and safekeeping agents for various investment bankers. The securities purchased under resale agreements represented 31 percent of the Bank's stockholder's equity at December 31, 1993 and 41 percent at December 31, 1992.

     The average amount of securities purchased under resale agreements outstanding during the years ended December 31, 1993 and 1992 were $26.6 million and $20.2 million, respectively. The maximum amount of resale agreements outstanding at any month end was $60 million during 1993 and $120 million during 1992.

  Securities Sold Under Repurchase Agreements

     The Bank sells securities under agreements to repurchase (reverse repurchase agreements). Reverse repurchase agreements are treated as borrowings and are reflected as liabilities in the accompanying Consolidated Statements of Financial Position. Reverse repurchase agreements are summarized as follows (thousands of dollars):

                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                     1993           1992
                                                                   --------       --------
    Balance at year end..........................................  $259,041       $376,859
    Accrued interest payable at year end.........................     3,871          3,717
    Daily average amount outstanding during year.................   305,123        204,222
    Maximum amount outstanding at any month end..................   367,859        376,859
    Weighted average interest rate during the year...............      4.30%          5.98%
    Weighted average interest rate on year end balances..........      4.31           4.54

     The Bank transacted $210 million in reverse repurchase agreements with Morgan Stanley & Co., Incorporated (primary dealer) in accordance with a long-term agreement. The agreement, which allows for a maximum borrowing of $400 million with no minimum, matures in July 1997. The interest rate on the borrowings is adjusted monthly based upon a spread over or under the one month London Interbank Offering Rate (LIBOR), dependent upon the underlying collateral.

     The Bank is also party to three separate flexible reverse repurchase agreements (flex repos) totaling $49 million at December 31, 1993. A flex repo represents a long-term fixed-rate contract to borrow funds through the primary dealer, collateralized by MBS with a flexible repayment schedule. The principal balance of the Bank's flex repo agreements will decline over the stated maturity period based upon the counterparty's need for the funds.

     Principal payments on flex repos at December 31, 1993 are projected as follows (thousands of dollars):

                                                          FLEX         FLEX            FLEX
                  PROJECTED REPAYMENT                    REPO-1       REPO-2          REPO-3
    ------------------------------------------------     ------       -------         ------
    12 months.......................................     $   --       $12,000         $7,000
    24 months.......................................      1,000        25,602             --
    36 months.......................................      3,439            --             --
                                                         ------       -------         ------
                                                         $4,439       $37,602         $7,000
                                                         ------       -------         ------
                                                         ------       -------         ------
    Maturity date...................................  July 1996     June 1995     April 1994
    Interest rate...................................       8.86%         8.65%          8.33%

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 8 -- CASH EQUIVALENTS AND SECURITIES SOLD UNDER REPURCHASE
AGREEMENTS -- (CONTINUED)
     Actual principal payments may differ from those shown above due to the actual timing of the funding being faster or slower than originally projected.

     All agreements are collateralized by MBS and require the Bank to repurchase identical securities as those which were sold. The MBS collateralizing the agreements are reflected as assets with a carrying value of $18.1 million in excess of borrowing amount and a weighted average maturity of 3.12 years. All agreements were transacted with the primary dealer. Reverse repurchase agreements are collateralized as follows (thousands of dollars):

                                                                     DECEMBER 31,
                                                         ------------------------------------
                                                            1993                1992
                                                         ----------     ---------------------
                                                         BOOK/FAIR        BOOK         FAIR
                                                           VALUE         VALUE        VALUE
                                                         ----------     --------     --------
    MBS, including accrued interest of $2,620
      and $3,574.......................................   $280,968      $399,955     $406,429

     The Bank has entered into interest rate swap agreements as the fixed-rate payer to reduce the Bank's exposure to changes in interest rates. At December 31, 1993, the Bank was party to one interest rate swap agreement with a nationally recognized investment banking firm, having a total notional amount of $7.5 million with a remaining term of seven years. The agreement requires the Bank to make fixed-rate interest payments of 5.45 percent and in turn, the Bank receives floating interest payments based on the six month LIBOR, 3.55 percent at December 31, 1993. The interest rate swap agreement at December 31, 1993 is collateralized with MBS with a fair value of $254,000. During 1992, in conjunction with the restructuring of the Bank's balance sheet, through sale of long-term fixed-rate assets, $300 million (notional amount) of interest rate swaps hedging such assets were cancelled at a cost of $14.1 million, which is included as an expense in the accompanying Consolidated Statements of Income. In addition, $35 million (notional amount) of interest rate swaps matured during 1992. At December 31, 1992 no agreements were outstanding. The net expense on interest rate swaps of $24,000, $4.8 million, and $3.2 million in 1993, 1992 and 1991, respectively, was included in interest expense as a cost of hedging activities in the accompanying Consolidated Statements of Income.

     During 1991 the Bank was party to two interest rate collars with nationally recognized investment banking firms, having a total notional principal amount of $400 million used to reduce the Bank's exposure to changes in interest rates. During 1991, the cost of such collars of $3.5 million was included in interest expense as a cost of hedging activities in the accompanying Consolidated Statements of Income. There were no interest rate collars outstanding during 1993 and 1992.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

     Construction Program -- Capital expenditures for the year ending December 31, 1994 are estimated at $119 million.

     Leases and Rentals -- The Company leases a portion of its corporate headquarters office complex in Las Vegas and the LNG facilities on its northern Nevada system. The leases provide for initial terms which expire in 1997 and 2003, respectively, with optional renewal terms available at the expiration dates. The rental payments are $3.1 million annually, and $10.8 million in the aggregate over the remaining initial term for the Las Vegas facility, and $6.7 million annually and $63.3 million in the aggregate for the LNG facilities.

     Rentals included in operating expenses with respect to these leases amounted to $9.8 million in each of the three years in the period ended December 31, 1993. Both of these leases are accounted for as operating

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 9 -- COMMITMENTS AND CONTINGENCIES (CONTINUED) leases and are treated as such for regulatory purposes. Other operating leases of the Company are immaterial individually and in the aggregate.

     The Bank leases certain of its facilities under noncancelable operating lease agreements. The more significant of these leases expire between 1994 and 2029 and provide for renewals subject to certain escalation clauses. Net rental expense for the Bank was $3.1 million in 1993, $3 million in 1992 and $2.5 million in 1991.

     The following is a schedule of net future minimum rental payments for the Bank under various operating lease agreements that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1993 (thousands of dollars):

                                                             TOTAL        TOTAL         NET
                                                            MINIMUM      MINIMUM      MINIMUM
                                                             LEASE       SUBLEASE      LEASE
                                                           PAYMENTS      RECEIPTS    PAYMENTS
                                                           ---------     -------     ---------
    Year Ending December 31:
      1994...............................................   $ 5,087      $1,930       $ 3,157
      1995...............................................     5,026       1,415         3,611
      1996...............................................     4,988       1,296         3,692
      1997...............................................     4,950       1,042         3,908
      1998...............................................     4,602         880         3,722
      Thereafter.........................................    50,577       1,528        49,049
                                                           ---------     -------     ---------
                                                            $75,230      $8,091       $67,139
                                                           ---------     -------     ---------
                                                           ---------     -------     ---------

     Legal Proceedings -- The Company has been named as defendant in various legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that no litigation to which the Company is subject will have a material adverse impact on its financial position or results of operations.

NOTE 10 -- SHORT-TERM DEBT

     The Company has agreements with several banks for committed credit lines which aggregate $110 million at December 31, 1993. The agreements provide for the payment of interest at competitive market rates. The lines of credit also require the payments of facility fees based on the long-term debt rating of the Company. The committed credit lines have no compensating balance requirements and expire in July 1994. At December 31, 1993, $86 million of short-term borrowings were outstanding.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 11 -- LONG-TERM DEBT

                                                                    DECEMBER 31,
                                                  -------------------------------------------------
                                                    1993          1993         1992          1992
                                                  CARRYING       MARKET      CARRYING       MARKET
                                                   AMOUNT        VALUE        AMOUNT        VALUE
                                                  ---------     --------     ---------     --------
                                                               (THOUSANDS OF DOLLARS)
Southwest Gas Corporation Debentures --
  9% Series A, due 2011.........................  $  27,688     $ 28,795     $  28,977     $ 27,466
  9% Series B, due 2011.........................     31,944       33,222        33,121       31,392
  8 3/4% Series C, due 2011.....................     19,699       20,487        20,623       19,101
  9 3/8% Series D, due 2017.....................    120,000      126,826       120,000      116,352
  10% Series E, due 2013........................     23,127       24,283        23,129       23,945
  9 3/4% Series F, due 2002.....................    100,000      116,596       100,000      104,310
  Unamortized discount..........................     (7,220)          --        (7,704)          --
                                                  ---------     --------     ---------     --------
                                                    315,238      350,209       318,146      322,566
                                                  ---------     --------     ---------     --------
Term loan facilities............................    165,000                    165,000
                                                  ---------                  ---------
Industrial development revenue bonds --
  Variable rate bonds
     Series due 2028............................     50,000       50,000            --           --
     Less funds held in trust...................    (44,055)          --            --           --
                                                  ---------
                                                      5,945
                                                  ---------
  Fixed-rate bonds
     7.30% 1992 Series A, due 2027..............     30,000       33,450        30,000       30,703
     7.50% 1992 Series B, due 2032..............    100,000      112,000       100,000      102,000
     6.50% 1993 Series A, due 2033..............     75,000       79,500            --           --
     Unamortized discount.......................     (3,969)          --        (2,450)          --
     Less funds held in trust...................    (73,614)          --       (15,968)          --
                                                  ---------                  ---------
                                                    127,417                    111,582
                                                  ---------                  ---------
Other...........................................         --           --           155           --
                                                  ---------                  ---------
                                                    613,600                    594,883
                                                  ---------                  ---------
PriMerit Bank
  Advances from FHLB............................     71,000       71,281        16,000       16,563
  Notes payable.................................      8,265        8,647        18,640       19,219
  Unsecured senior notes........................         --           --        25,000       25,525
                                                  ---------                  ---------
                                                     79,265                     59,640
                                                  ---------                  ---------
                                                  $ 692,865                  $ 654,523
                                                  ---------                  ---------
                                                  ---------                  ---------

     In December 1993, the Company borrowed $75 million in Clark County, Nevada, tax-exempt IDRB. The IDRB have an annual coupon rate of 6.50 percent, are noncallable for 10 years and have a final maturity in December 2033. The proceeds from the sale of the IDRB will be used to finance certain additions and improvements to the Company's natural gas distribution and transmission system in Clark County, Nevada.

     In December 1993, the Company borrowed $50 million in City of Big Bear Lake, California, tax-exempt IDRB. The IDRB bear interest at a variable rate and have a final maturity in December 2028. The interest rate as of December 31, 1993 was 3.15 percent. The proceeds from the sale of the IDRB will be used to

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 11 -- LONG-TERM DEBT -- (CONTINUED) finance certain additions and improvements to the Company's natural gas distribution and transmission system in San Bernardino County, California.

     The Company has two term loan facilities totaling $165 million. The fair value of these term loan facilities approximates carrying value. The first term loan facility is a Restated and Amended Credit Agreement dated April 1990 in the amount of $125 million which provides for a revolving period through April 1995 at which time any amounts borrowed under the agreement become payable on demand. Direct borrowing options provide for the payment of interest at either the prime rate, LIBOR, or a certificate of deposit rate plus a margin based on the Company's credit rating. In addition to direct borrowing options, a letter of credit is available to provide credit support for the issuance of commercial paper. At December 31, 1993 and 1992, there was $125 million of commercial paper outstanding. During 1993 and 1992, the average cost of this facility was 3.89 percent and 4.45 percent, respectively.

     The second term loan facility is an Amended and Restated Domestic Credit Agreement dated December 1986 in the original amount of $80 million with a final maturity in December 1994. The first $40 million principal payment was made in June 1992. The final principal payment is due at maturity. The agreement provides for the payment of interest at either the prime rate, a certificate of deposit based rate, or a LIBOR based rate, and the payment of a commitment fee equal to 3/8 of one percent of the unused portion of the commitment. During 1993 and 1992, the average interest rates were 3.80 percent and 4.84 percent, respectively.

     Market values for long-term debt of the Company, excluding the Bank, were determined based on dealer quotes using trading records for December 31, 1993 and 1992, as applicable, and other secondary sources which are customarily consulted for data of this kind. The carrying value of the IDRB Series due 2028 was used as the estimate of fair value based upon the variable interest rate of the bonds.

     Requirements to retire long-term debt, excluding those of the Bank, at December 31, 1993 for the next five years are expected to be $45 million, $130 million, $5 million, $5 million, and $11 million, respectively.

     Principal payments on Bank borrowings at December 31, 1993 are due as follows (thousands of dollars):

                                                        INTEREST       ADVANCES       NOTES
                        MATURITY                          RATE         FROM FHLB     PAYABLE
    -------------------------------------------------  -----------     ---------     -------
    12 months........................................        8.00%      $    --      $   130
    24 months........................................   4.30%-8.20       50,000          140
    36 months........................................   4.40 -8.50       10,000        7,995
    48 months........................................         8.23        6,000           --
    60 months........................................         5.01        5,000           --
                                                                       ---------     -------
                                                                        $71,000      $ 8,265
                                                                       ---------     -------
                                                                       ---------     -------

     Coupon interest rates on Bank borrowings are as follows:

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                 1993            1992
                                                              -----------     -----------
    Advances from FHLB......................................  4.30%-8.23%     8.23%-9.21%
    Notes payable...........................................  8.00 -8.50      7.75 -8.50
    Unsecured senior notes..................................      --          9.93

     The effective rate of the advances from the FHLB at December 31, 1993 was
4.70 percent.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 11 -- LONG-TERM DEBT -- (CONTINUED)
     In 1992, the FHLB established a Financing Availability for the Bank which is currently 20 percent of the Bank's assets with terms up to 120 months. All borrowings from the FHLB must be collateralized by mortgages or securities. In December 1993, the Bank obtained the capability of borrowing up to $5 million in federal funds from Bank of America. At December 31, 1993, no funds had been drawn from this line of credit which expires in August 1994.

     Bank borrowings are collateralized as follows (thousands of dollars):

                                                                  DECEMBER 31,
                                                    -----------------------------------------
                                                           1993                   1992
                                                    -------------------     -----------------
                                                      BOOK       FAIR        BOOK      FAIR
                                                     VALUE      VALUE        VALUE     VALUE
                                                    --------   --------     -------   -------
    MBS...........................................  $ 14,797   $ 14,797     $30,172   $31,476
    Real estate loans.............................    98,860     71,000      22,238    16,000
    FHLB stock....................................    16,501     16,501      16,953    16,953
                                                    --------   --------     -------   -------
                                                    $130,158   $102,298     $69,363   $64,429
                                                    --------   --------     -------   -------
                                                    --------   --------     -------   -------

NOTE 12 -- PREFERRED AND PREFERENCE STOCKS

                                                    CUMULATIVE
                                                    PREFERRED          SECOND PREFERENCE STOCK
                                                      STOCK        -------------------------------
                                                       9.5%         FIRST      SECOND       THIRD
                                                      SERIES       SERIES      SERIES      SERIES
                                                    ----------     -------     -------     -------
NUMBER OF SHARES (In thousands):
  Balance, December 31, 1990......................        72            30          66         130
  Redemptions.....................................        (8)          (10)        (22)        (32)
                                                    ----------     -------     -------     -------
  Balance, December 31, 1991......................        64            20          44          98
  Redemptions.....................................        (8)          (10)        (22)        (33)
                                                    ----------     -------     -------     -------
  Balance, December 31, 1992......................        56            10          22          65
  Redemptions.....................................        (8)          (10)        (22)        (33)
                                                    ----------     -------     -------     -------
  Balance, December 31, 1993......................        48            --          --          32
                                                    ----------     -------     -------     -------
                                                    ----------     -------     -------     -------
AMOUNT (In thousands):
  Balance, December 31, 1990......................    $7,200       $ 3,000     $ 6,600     $13,032
  Redemptions.....................................      (800)       (1,000)     (2,200)     (3,258)
                                                    ----------     -------     -------     -------
  Balance, December 31, 1991......................     6,400         2,000       4,400       9,774
  Redemptions.....................................      (800)       (1,000)     (2,200)     (3,258)
                                                    ----------     -------     -------     -------
  Balance, December 31, 1992......................     5,600         1,000       2,200       6,516
  Redemptions.....................................      (800)       (1,000)     (2,200)     (3,258)
                                                    ----------     -------     -------     -------
  Balance, December 31, 1993......................    $4,800       $    --     $    --     $ 3,258
                                                    ----------     -------     -------     -------
                                                    ----------     -------     -------     -------

     The Company is authorized to issue up to 500,000 shares each of its Cumulative Preferred and Second Preference Stock, respectively. The Company is required to redeem 8,000 shares annually, through 1999, of the $100 Cumulative Preferred Stock, 9.5 percent Series. The Company is required to redeem the remaining 32,580 shares of its Second Preference Stock, Third Series, in 1994. All outstanding Cumulative Preferred and Second Preference Stock shares are redeemable by the Company at any time at par plus accrued dividends.

     Requirements for the next five years to redeem preferred and preference stock outstanding at December 31, 1993 amount to $4.1 million in 1994, and $800,000 in each year for 1995 through 1998.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 12 -- PREFERRED AND PREFERENCE STOCKS -- (CONTINUED)
     The dividend rate on the Second Preference Stock is cumulative and varies from three percent to 16 percent, based on a formula tied to operating results with respect to the gas distribution system purchased from APS. During each of the last three years, the dividend rate was three percent.

     The estimated fair value of the Company's Cumulative Preferred Stock at December 31, 1993 and 1992 is $5 million and $5.6 million, respectively. These figures are based on a yield-to-maturity of 8.14 percent and 9.53 percent, respectively, and a required redemption of 8,000 shares per year. Since this issue is not traded, yield-to-maturity was estimated based on the weighted average yield-to-maturity of the Company's outstanding debentures, adjusted for historical spreads between Moody's Baa rated utility debt, and Baa utility preferred stock issues.

     The Company's Second Preference Stock is solely owned by APS, and is not publicly traded. These issues have a final redemption, at par, in December 1994, and they can be redeemed at par on any quarterly interest payment date. Due to the unique nature of these issues, no ready market exists to trade the securities. Consequently, for purposes of valuation, fair value is estimated to approximate book value.

     The Articles of Incorporation provide that in the event of involuntary liquidation, (i) before distributions may be made to holders of any other class of stock, holders of the Cumulative Preferred Stock are entitled to payment at par value, together with any accumulated and unpaid dividends, and (ii) before distributions may be made to holders of common stock, the holder of the Second Preference Stock is entitled to payment at par value, together with any accumulated and unpaid dividends.

NOTE 13 -- EMPLOYEE POSTRETIREMENT BENEFITS

     The Company has separate retirement plans covering the employees of its natural gas operations and financial services segments. Both plans are noncontributory with defined benefits, and cover substantially all employees. It is the Company's policy to fund the plans at not less than the minimum required contribution nor more than the tax deductible limit. Plan assets consist of investments in common stock, corporate bonds, government obligations, real estate, an insurance company contract and cash or cash equivalents.

     The plan covering the natural gas operations provides that an employee may earn benefits for a period of up to 30 years and will be vested after 5 years of service. Retirement plan costs were $6.6 million, $6.1 million and $5.5 million, respectively, for each of the three years ended December 31, 1993, 1992 and 1991, respectively.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- EMPLOYEE POSTRETIREMENT BENEFITS -- (CONTINUED)
     The following table sets forth, for the gas segment, the plan's funded status and amounts recognized on the Company's consolidated statements of financial position and statements of income. The cost and liability of the financial services plan are not significant.

                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                     1993          1992
                                                                   ---------     ---------
                                                                   (THOUSANDS OF DOLLARS)
    Actuarial present value of benefit obligations:
    Accumulated benefit obligation, including vested benefits
      of $(90,267) and $(65,379), respectively...................  $ (98,926)    $ (76,306)
                                                                   ---------     ---------
                                                                   ---------     ---------
    Projected benefit obligation for service rendered to date....  $(141,694)    $(113,180)
    Market value of plan assets..................................    126,433       114,272
                                                                   ---------     ---------
                                                                     (15,261)        1,092
    Unrecognized net transition obligation being amortized
      through 2004...............................................      8,326         9,163
    Unrecognized net loss (gain).................................      6,389       (10,339)
    Unrecognized prior service cost..............................        903           809
                                                                   ---------     ---------
    Prepaid retirement plan asset included in the
      Consolidated Statements of Financial Position..............  $     357     $     725
                                                                   ---------     ---------
                                                                   ---------     ---------
    Assumptions used to develop pension obligations were:
      Discount rate..............................................       7.25%         8.25%
      Long-term rate of return on assets.........................       8.75          8.75
      Rate of increase in compensation levels....................       4.75          5.25

                                                               YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                            1993        1992         1991
                                                           -------     -------     --------
                                                                (THOUSANDS OF DOLLARS)
    Net retirement plan costs include the following
      components:
      Service cost.......................................  $ 6,339     $ 5,111     $  4,510
      Interest cost......................................    9,213       8,585        7,745
      Actual return on plan assets.......................   (8,853)     (6,406)     (19,312)
      Net amortization and deferrals.....................      (67)     (1,174)      12,515
                                                           -------     -------     --------
    Net periodic retirement plan cost....................  $ 6,632     $ 6,116     $  5,458
                                                           -------     -------     --------
                                                           -------     -------     --------

     In addition to the basic retirement plans, the Company has separate unfunded supplemental retirement plans for its natural gas operations and financial services segments, which are limited to certain officers. The gas segment's plan is noncontributory with defined benefits. Senior officers who retire with ten years or more of service with the Company are eligible to receive benefits. Other officers who retire with 20 years or more of service with the Company are eligible to receive benefits. Plan costs were $1.5 million, $1.5 million and $1.1 million for each of the three years ended December 31, 1993, 1992 and 1991, respectively. The accumulated benefit obligation of the plan was $13.9 million, including vested benefits of $12.7 million, at December 31, 1993. The cost and liability of the financial services supplemental retirement plan are not significant. The Company also has an unfunded retirement plan for directors not covered by the employee retirement plan. The cost and liability for this plan are not significant.

     The Company has a deferred compensation plan for all officers and members of the Board. The plan provides the opportunity to defer from a minimum of $2,000 up to 50 percent of annual compensation. The Company matches one-half of amounts deferred up to six percent of an officer's annual salary. Payments of compensation deferred, plus interest, commence upon the participant's retirement in equal monthly

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- EMPLOYEE POSTRETIREMENT BENEFITS -- (CONTINUED) installments over 10, 15 or 20 years, as determined by the Company. Deferred compensation earns interest at a rate determined each January. The interest rate represents 150 percent of Moody's Seasoned Corporate Bond Index.

     The Employees' Investment Plan (401k) provides for purchases of the Company's common stock or certain other investments by eligible gas segment employees through deductions of up to 16 percent of base compensation, subject to IRS limitations. The Company matches one-half of amounts deferred up to six percent of an employee's annual compensation. The cost of the plan was $1.9 million, $1.7 million and $1.6 million for each of the three years ended December 31, 1993, 1992 and 1991, respectively. The Bank has a separate 401k plan which provides for purchases of certain securities by eligible employees through deductions of up to ten percent of base compensation, subject to IRS limitations. The Bank matches one-half of amounts deferred up to six percent of employee base compensation. The cost of this plan is not significant.

     At December 31, 1993, 748,448 common shares were reserved for issuance under provisions of the Employee Investment Plan and the Company's Dividend Reinvestment and Stock Purchase Plan. During 1993, the Company purchased shares of common stock in the open market and issued original common shares to meet the requirements of these plans.

     The Company provides postretirement benefits other than pensions (PBOP) to its qualified gas segment retirees for health care, dental and life insurance. The Bank does not provide PBOP to its retirees. In December 1990, the FASB issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The statement requires the Company to account for PBOP on an accrual basis rather than reporting these benefits on a pay-as-you-go basis. The Company adopted SFAS No. 106 in January 1993. The PSCN, CPUC and FERC have approved the use of SFAS No. 106 for ratemaking purposes, subject to certain conditions, including funding. The Company did not receive approval to recover PBOP costs on an accrual basis in its Arizona rate jurisdictions, but was authorized to continue to recover the pay-as-you-go costs for ratemaking purposes. The Company plans to begin funding the non-Arizona portion of the PBOP liability in 1994.

     The following table sets forth, for the gas segment, the PBOP funded status and amounts recognized on the Company's consolidated statements of financial position and statements of income.

                                                                      DECEMBER 31, 1993
                                                                   -----------------------
                                                                   (THOUSANDS OF DOLLARS)
        Accumulated postretirement benefit obligation
          Retirees...............................................         $ (14,035)
          Fully eligible actives.................................            (1,649)
          Other active participants..............................            (5,164)
                                                                        -----------
                  Total..........................................           (20,848)
        Plan assets..............................................                --
        Unrecognized transition obligation.......................            16,472
        Unrecognized prior service cost..........................                --
        Unrecognized loss........................................             2,659
                                                                        -----------
        Accrued postretirement benefit liability.................         $  (1,717)
                                                                        -----------
                                                                        -----------

     Assumptions used to develop postretirement benefit obligations were:

        Discount rate.............................................              7.25%
        Medical inflation.........................................   12% graded to 5%
        Salary increases..........................................              4.75%

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- EMPLOYEE POSTRETIREMENT BENEFITS -- (CONTINUED)

                                                                          YEAR ENDED
                                                                      DECEMBER 31, 1993
                                                                   ------------------------
                                                                    (THOUSANDS OF DOLLARS)
        Net periodic postretirement benefit costs
          include the following components:
             Service cost........................................           $  346
             Interest cost.......................................            1,394
             Actual return on plan assets........................               --
             Net amortization and deferrals......................              867
                                                                           -------
        Net periodic postretirement benefit cost.................           $2,607
                                                                           -------
                                                                           -------

     The Company makes fixed contributions, based on age and years of service, to retiree spending accounts for the medical and dental costs of employees who retire after 1988. The Company pays up to 100 percent of the medical coverage costs for employees who retired prior to 1989. The medical inflation assumption in the table above applies to the benefit obligations for pre-1989 retirees only. This inflation assumption was estimated at 12 percent for 1993 and decreases one percent per year until 1997 and one-half of one percent per year until 2003, at which time the annual increase is projected to be five percent. A one percent increase in these assumptions would change the accumulated postretirement benefit obligation by approximately $1.1 million and the 1994 annual benefit cost by approximately $160,000.

NOTE 14 -- INCOME TAXES

     Effective January 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The statement requires the use of the asset and liability approach for financial reporting of income taxes. As permitted under SFAS No. 109, prior years' financial statements have not been restated. The cumulative effect of adopting this statement was an increase in net deferred income tax liabilities of $11.7 million, an increase in net regulatory assets of $14.7 million and an increase in net income of $3 million.

     Income tax expense (benefit) consists of the following (thousands of dollars):

                                                               YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                            1993        1992         1991
                                                           -------     -------     --------
    Current:
      Federal............................................  $  (402)    $13,879     $ 16,942
      State..............................................      700       1,982        2,108
                                                           -------     -------     --------
                                                               298      15,861       19,050
                                                           -------     -------     --------
    Deferred:
      Federal............................................   10,128      (1,350)     (17,573)
      State..............................................      833         (38)        (836)
                                                           -------     -------     --------
                                                            10,961      (1,388)     (18,409)
                                                           -------     -------     --------
              Total income tax expense...................  $11,259     $14,473     $    641
                                                           -------     -------     --------
                                                           -------     -------     --------

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 14 -- INCOME TAXES -- (CONTINUED)
     Deferred income tax expense (benefit) consists of the following significant components (thousands of dollars):

                                                               YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                            1993        1992         1991
                                                           -------     -------     --------
    Deferred federal and state:
      Real estate/loan loss provisions...................  $11,912     $(5,667)    $(12,221)
      Property-related items.............................      552         393        5,317
      Energy cost adjustments............................    3,804        (132)      (6,970)
      Loan fees and discounted interest..................      425      (1,030)      (1,490)
      Unearned revenues..................................     (865)         --           --
      Self insurance.....................................     (691)        444         (401)
      CMO................................................      827        (544)        (218)
      Customer refunds...................................       --       5,275        2,192
      All other deferred.................................   (4,154)        706       (3,641)
                                                           -------     -------     --------
              Total deferred federal and state...........   11,810        (555)     (17,432)
                                                           -------     -------     --------
    Deferred investment tax credit, net..................     (849)       (833)        (977)
                                                           -------     -------     --------
              Total deferred income tax expense
                (benefit)................................  $10,961     $(1,388)    $(18,409)
                                                           -------     -------     --------
                                                           -------     -------     --------

     The consolidated effective income tax rate for each of the three years in the period ended December 31, 1993 varies from the federal statutory income tax rate. The sources of these differences and the effect of each are summarized as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                                1993       1992       1991
                                                                ----       ----       -----
    Federal statutory income tax (benefit) rate...............  35.0%      34.0%      (34.0)%
      Net state tax liability.................................   3.9        5.8         4.1
      Property-related items..................................   4.8        4.0        12.5
      Bad debt deduction......................................    --       (7.7)      (49.6)
      Purchase accounting adjustments.........................    --       (0.3)       (0.5)
      Goodwill amortization...................................  14.6        4.4        10.4
      Provision for estimated loan loss.......................    --       14.9        66.6
      Tax credits.............................................  (3.6)      (2.7)       (7.0)
      Tax exempt interest.....................................  (0.7)      (0.3)       (0.2)
      Effect of Internal Revenue Service examination..........  (4.8)        --          --
      All other differences...................................  (1.5)      (7.1)        2.4
                                                                ----       ----       -----
    Consolidated effective income tax rate....................  47.7%      45.0%        4.7%
                                                                ----       ----       -----
                                                                ----       ----       -----

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 14 -- INCOME TAXES -- (CONTINUED)
     Deferred tax assets and liabilities consisted of the following (thousands of dollars):

                                                                      YEAR ENDED DECEMBER
                                                                              31,
                                                                     ---------------------
                                                                       1993         1992
                                                                     --------     --------
    Deferred tax assets:
      Deferred income taxes for future amortization of ITC.........  $ 14,312     $     --
      Allowance for estimated loan losses..........................     5,785           --
      Real estate held for sale....................................     4,865       17,213
      Employee benefits............................................     3,699        1,955
      Other........................................................     5,974        7,524
      Valuation allowance..........................................        --           --
                                                                     --------     --------
                                                                       34,635       26,692
                                                                     --------     --------
    Deferred tax liabilities:
      Property-related items, including accelerated depreciation...    90,652       89,469
      Property-related items previously flowed-through.............    31,083           --
      Unamortized ITC..............................................    22,992       23,854
      Regulatory balancing accounts................................    20,218       17,594
      Securities available for sale................................     4,717           --
      Debt-related costs...........................................     4,396        4,577
      Other........................................................    12,135       11,871
                                                                     --------     --------
                                                                      186,193      147,365
                                                                     --------     --------
    Net deferred tax liabilities...................................  $151,558     $120,673
                                                                     --------     --------
                                                                     --------     --------

     Prior to 1981, federal income tax expense for the gas segment was reduced to reflect additional depreciation and other deductions claimed for income tax purposes (flow-through method). Subsequently, deferred taxes have been provided for all differences between book and taxable income (normalization method) in all jurisdictions. The various utility regulatory authorities have consistently allowed the recovery of previously flowed-through income tax benefits on property related items by means of increased federal income tax expense in determining cost of service for ratemaking purposes. Pursuant to SFAS No. 109, a deferred tax liability and corresponding regulatory asset of approximately $31 million are included in the financial statements to reflect the expected recovery of income tax benefits previously flowed-through.

     In August 1993, President Clinton signed into law the Omnibus Budget Reconciliation Act of 1993 (the Act). The Act increased the federal income tax rate for corporations from 34 percent to 35 percent, retroactive to January 1, 1993. As a result of the increase, the Company recognized additional net deferred income tax liabilities and associated net regulatory assets at December 31, 1993, of approximately $4.5 million. The Company anticipates full recovery of the additional regulatory assets. The increase in net deferred income tax liabilities related to the Company's nonregulated operations was not significant.

     For financial reporting purposes, the Company has deferred recognition of investment tax credits (ITC) by amortizing the benefit over the depreciable lives of the related properties. Pursuant to SFAS No. 109, a deferred tax asset and corresponding regulatory liability of approximately $14.3 million are included in the financial statements to reflect the Company's expected reduction to future income tax expense that will result from the amortization of ITC through utility rates.

     Under the Internal Revenue Code, the Bank is allowed a special bad debt deduction (unrelated to the amount of losses charged to earnings) based on a percentage of taxable income (currently eight percent).

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 14 -- INCOME TAXES -- (CONTINUED)
Under SFAS No. 109, no deferred taxes are provided on bad debt reserves arising prior to December 31, 1987, unless it becomes apparent that these differences will reverse in the foreseeable future. At December 31, 1993, the portion of tax bad debt reserves not expected to reverse was $13.4 million, which resulted in a retained earnings benefit of $4.5 million, recognized in years prior to 1988.

NOTE 15 -- SEGMENT INFORMATION

     The financial information pertaining to the Company's gas and financial services segments for each of the three years in the period ended December 31, 1993, is as follows (thousands of dollars):

                                                                          1993
                                                   --------------------------------------------------
                                                                   FINANCIAL SERVICES
                                                      GAS       ------------------------
                                                   OPERATIONS    BANKING     REAL ESTATE     TOTAL
                                                   ----------   ----------   -----------   ----------
Revenues.........................................  $  539,105   $  150,636    $     100    $  689,841
Operating expenses excluding income taxes........     461,423      139,830        1,010       602,263
                                                   ----------   ----------   -----------   ----------
Operating income (loss)..........................  $   77,682   $   10,806    $    (910)   $   87,578
                                                   ----------   ----------   -----------   ----------
                                                   ----------   ----------   -----------   ----------
Depreciation, depletion and amortization.........  $   55,088   $    8,495    $      --    $   63,583
                                                   ----------   ----------   -----------   ----------
                                                   ----------   ----------   -----------   ----------
Construction expenditures........................  $  113,903   $    1,521    $      --    $  115,424
                                                   ----------   ----------   -----------   ----------
                                                   ----------   ----------   -----------   ----------
Identifiable assets..............................  $1,194,679   $1,737,624    $  13,795    $2,946,098
                                                   ----------   ----------   -----------   ----------
                                                   ----------   ----------   -----------   ----------

                                                                          1992
                                                   --------------------------------------------------
                                                                   FINANCIAL SERVICES
                                                      GAS       ------------------------
                                                   OPERATIONS    BANKING     REAL ESTATE     TOTAL
                                                   ----------   ----------   -----------   ----------
Revenues.........................................  $  534,390   $  181,070    $   3,023    $  718,483
Operating expenses excluding income taxes........     448,815      175,511       18,309       642,635
                                                   ----------   ----------   -----------   ----------
Operating income (loss)..........................  $   85,575   $    5,559    $ (15,286)   $   75,848
                                                   ----------   ----------   -----------   ----------
                                                   ----------   ----------   -----------   ----------
Depreciation, depletion and amortization.........  $   52,277   $    8,391    $      --    $   60,668
                                                   ----------   ----------   -----------   ----------
                                                   ----------   ----------   -----------   ----------
Construction expenditures........................  $  102,517   $    3,078    $      --    $  105,595
                                                   ----------   ----------   -----------   ----------
                                                   ----------   ----------   -----------   ----------
Identifiable assets..............................  $1,103,794   $2,210,232    $  27,502    $3,341,528
                                                   ----------   ----------   -----------   ----------
                                                   ----------   ----------   -----------   ----------

                                                                          1991
                                                   --------------------------------------------------
                                                                   FINANCIAL SERVICES
                                                      GAS       ------------------------
                                                   OPERATIONS    BANKING     REAL ESTATE     TOTAL
                                                   ----------   ----------   -----------   ----------
Revenues.........................................  $  565,010   $  229,562    $     219    $  794,791
Operating expenses excluding income taxes........     498,753      216,239       50,696       765,688
                                                   ----------   ----------   -----------   ----------
Operating income (loss)..........................  $   66,257   $   13,323    $ (50,477)   $   29,103
                                                   ----------   ----------   -----------   ----------
                                                   ----------   ----------   -----------   ----------
Depreciation, depletion and amortization.........  $   47,140   $    8,209    $      --    $   55,349
                                                   ----------   ----------   -----------   ----------
                                                   ----------   ----------   -----------   ----------
Construction expenditures........................  $   76,871   $    4,192    $      --    $   81,063
                                                   ----------   ----------   -----------   ----------
                                                   ----------   ----------   -----------   ----------
Identifiable assets..............................  $1,106,917   $2,313,102    $  42,955    $3,462,974
                                                   ----------   ----------   -----------   ----------
                                                   ----------   ----------   -----------   ----------

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 16 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                  CONSOLIDATED
                            QUARTERLY FINANCIAL DATA

                                                                      QUARTER ENDED:
                                                    ---------------------------------------------------
                                                    MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                    ---------   --------   -------------   ------------
                                                     (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
1993
Operating revenues................................  $ 220,561   $137,971     $ 126,244       $205,065
Operating income (loss)...........................     35,937     (5,401)         (257)        57,299
Net income (loss) before cumulative effect of
  accounting change...............................     14,081    (13,072)       (7,344)        18,696
Net income (loss).................................     17,126    (13,072)       (7,344)        18,696
Net income (loss) applicable to common stock......     16,920    (13,275)       (7,538)        18,558
Earnings (loss) per share before cumulative effect
  of accounting change............................        .67       (.64)         (.37)           .90
Earnings (loss) per common share*.................        .82       (.64)         (.37)           .90
1992
Operating revenues................................  $ 240,646   $144,291     $ 125,229       $208,317
Operating income (loss)...........................     36,868     (5,107)       (5,628)        49,715
Net income (loss).................................     14,808    (10,447)      (11,395)        24,695
Net income (loss) applicable to common stock......     14,535    (10,718)      (11,656)        24,449
Earnings (loss) per common share*.................        .71       (.52)         (.57)          1.19
1991
Operating revenues................................  $ 256,173   $171,756     $ 146,443       $220,419
Operating income (loss)...........................     26,071    (34,448)       (3,425)        40,905
Net income (loss).................................      5,623    (28,296)       (7,639)        16,137
Net income (loss) applicable to common stock......      5,282    (28,637)       (7,973)        15,828
Earnings (loss) per common share*.................        .26      (1.41)         (.39)           .78

- ---------------

* The sum of quarterly earnings (loss) per average common share may not equal the annual earnings (loss) per share due to the ongoing change in the weighted average number of common shares outstanding.

     The demand for natural gas is seasonal, and it is management's opinion that comparisons of earnings for the interim periods do not reliably reflect overall trends and changes in the Company's operations. Also, the timing of general rate relief can have a significant impact on earnings for interim periods. See MD&A for additional discussion of the Company's operating results.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 16 -- QUARTERLY FINANCIAL DATA (UNAUDITED) -- (CONTINUED)
                                      BANK
                            QUARTERLY FINANCIAL DATA

                                                                      QUARTER ENDED:
                                                    ---------------------------------------------------
                                                    MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                    ---------   --------   -------------   ------------
                                                                  (THOUSANDS OF DOLLARS)
1993
Interest income...................................  $  35,997   $ 34,976      $31,881        $ 29,471
Interest expense..................................     22,240     20,906       17,267          14,663
Provision for estimated losses....................      1,361      1,397        2,782           1,682
Net income (loss) before cumulative effect of
  accounting change...............................        609     (4,717)       5,341           2,318
Net income (loss).................................      3,654     (4,717)       5,341           2,318

1992
Interest income...................................  $  47,552   $ 44,910      $37,818        $ 35,398
Interest expense..................................     33,041     30,933       25,315          22,628
Provision for estimated losses....................     14,277      8,625        5,240           4,296
Net income (loss).................................     (4,897)    (3,890)      (1,557)            526

1991
Interest income...................................  $  59,083   $ 53,899      $50,941        $ 50,068
Interest expense..................................     43,887     39,910       38,713          36,278
Provision for estimated losses....................     18,608     37,824        1,509           4,813
Net income (loss).................................    (10,337)   (20,467)       1,362           1,042

NOTE 17 -- SUBSEQUENT EVENT -- ARIZONA PIPE REPLACEMENT PROGRAM DISALLOWANCES

     Arizona Rate Cases. In August 1990, the ACC issued its opinion and order (Decision No. 57075) on the Company's 1989 general rate increase requests applicable to the Company's Central and Southern Arizona Divisions. Among other things, the order stated that $16.7 million of the total capital expenditures incurred as part of the Company's Central Arizona Division pipe replacement program were disallowed for ratemaking purposes and all costs incurred as part of the Company's Southern Arizona Division pipe replacement program were excluded from the rate case and rate consideration was deferred to the Company's next general rate application, which was filed in November 1990.

     In October 1990, the Company filed a Complaint in the Superior Court of the State of Arizona, against the ACC, to seek a judgement modifying or setting aside this decision. In February 1991, the Company filed a Motion for Summary Judgement in the Superior Court to seek a judgement summarily determining that Decision No. 57075 of the ACC is unreasonable and unlawful and, in accordance with that determination, modifying or setting aside Decision No. 57075 and allowing the Company to establish and collect reasonable, temporary rates under bond, pending the establishment of reasonable and lawful rates by the Commission. In June 1991, the Court affirmed the ACC's rate order without explanation or opinion. In August 1991, the Company appealed to the Arizona Court of Appeals from the Superior Court's judgement. In April 1993, Division Two of the Arizona Court of Appeals issued a Memorandum Decision affirming the ACC's opinion and order. Based on this decision, the Company filed a Motion for Reconsideration in the Court of Appeals in May 1993. The Motion for Reconsideration was denied and the Company, in July 1993, filed a Petition for Review with the Arizona Supreme Court. On February 25, 1994, immediately following the denial of the

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 17 -- SUBSEQUENT EVENT -- ARIZONA PIPE REPLACEMENT PROGRAM
DISALLOWANCES -- (CONTINUED)
Petition for Review by the Arizona Supreme Court, the Court of Appeals issued its Mandate ordering the Company to comply with its April 1993 Memorandum Decision.

     As a result of the Arizona Court of Appeals Division Two Mandate, the Company has written off $15.9 million in gross plant related to the central and southern Arizona pipe replacement program disallowances. The impact of these disallowances, net of accumulated depreciation, tax benefits and other related items, was a non-cash reduction to 1993 net income of $9.3 million, or $0.44 per share. Discussions relative to each replacement program follows.

  Central Arizona Division

     In November 1984, the Company acquired all of the gas utility assets of Arizona Public Service Company (APS) for $111 million, which was $31 million less than net book value. By Order dated May 30, 1984, the ACC authorized the Company to include the acquired gas assets in the Company's rate base at the same original cost (irrespective of the Company's purchase price) assigned to such assets for ratemaking purposes in the last APS gas general rate case prior to the November closing. At the same time, the Company committed to replace certain distribution pipe purchased from APS because the pipe was aging prematurely, and thus was not adequate to meet long-term safety requirements. The Company invested $123 million in the central Arizona pipe replacement program. The project was completed, under budget, in 1991.

     In Decision No. 57075, the ACC found that at the time it authorized the Company to acquire the APS assets, it was aware of the cost estimates of the Company's pipe replacement program; the Company's management and implementation of the replacement program had been sound; and there were no allegations of imprudence in connection with the replacement program. Despite these findings, the ACC disallowed a total of $16.7 million of the Company's capital expenditures pertaining to the pipe replacement program. This disallowance was reduced to $14.6 million in August 1993.

     The Company maintained that the reasons implicit in the ACC's decision to cause the disallowance of a portion of the costs of the pipe replacement program were erroneous and led to the denial of rate base treatment -- a result which is contrary to the Arizona Constitution, statutes and existing case law. Prior Commissions approved the terms and conditions, including the purchase price, for the acquisition of the APS system. The Company had continuously kept the ACC informed of the progress, including the costs, of the replacement program. In addition, existing case law in Arizona makes the purchase price immaterial for ratemaking purposes. The Arizona Constitution requires the ACC to first establish a rate base by finding the fair value of a utility company's property, and existing case law provides that a utility is entitled to earn a fair and reasonable rate of return on its system that is used and useful in the service of the public. The Company believed that the disallowance was illegal and, therefore, had not previously written off any plant assets.

  Southern Arizona Division

     In April 1979, the Company acquired all of the gas utility assets of TEP. As part of the purchase agreement, TEP warranted that the gas facilities had been properly installed according to applicable codes. The Company replaced certain distribution pipe purchased from TEP and it was the Company's contention that, unbeknown to the Company at the time of acquisition, TEP used questionable pipe installation practices which resulted in the need for this replacement program. Citing the warranty provided at the time of purchase, the Company filed suit against TEP seeking damages as compensation for its pipe replacement costs. In April 1990, the Company and TEP reached an out-of-court settlement in which the Company agreed to dismiss its lawsuit in exchange for payment from TEP of $25 million, plus $3 million in interest, over a three year period. To reflect the settlement, a $25 million receivable was recorded and gas utility property reduced by

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 17 -- SUBSEQUENT EVENT -- ARIZONA PIPE REPLACEMENT PROGRAM
DISALLOWANCES -- (CONTINUED)
$22.6 million. The remaining $2.4 million was used as a recovery of litigation expenses. As of December 31, 1993, all amounts due from TEP were fully collected.

     The August 1990 opinion and order stated that all southern Arizona pipe replacement costs, including all related interest costs, property taxes and depreciation expenses, were eliminated from the rate case revenue requirement and deferred for rate consideration to the next general rate application of the Company. In addition, the ACC ordered that all related interest costs, property taxes and depreciation expenses were to be deferred until the allowable portion of the pipe replacement costs was ultimately determined by the ACC and reflected in rates.

     In November 1990, the Company filed a new general rate case with the ACC applicable to its southern Arizona rate jurisdiction. The application included a request for full recovery of all capitalized and deferred costs related to the pipe replacement program as ordered by the ACC in the prior general rate case.

     In February 1992, the ACC issued its opinion and order on the Company's rate request. Among other things, the opinion and order stated that $1.3 million of the $35 million in capital expenditures incurred as part of the Company's southern Arizona pipe replacement program were disallowed for ratemaking purposes. The Company believes that future disallowances of pipe replacement costs, if any, associated with the southern Arizona pipe replacement program will not materially impact the results of operations.

     In April 1992, the Company filed a Notice of Appeal with the Arizona Court of Appeals Division One challenging the lawfulness of the February 1992 decision issued by the ACC. The Company maintains that the Arizona constitution requires the ACC to first establish a rate base by finding the fair value of a utility company's property, and existing case law provides that a utility is entitled to earn a fair and reasonable rate of return on its system that is used and useful in the service of the public. Although this case has not yet been considered by Division One of the Arizona Court of Appeals, the Company considers the issues involved to be controlled by the February 1994 denial of the Petition for Review by the Arizona Supreme Court and the Mandate of Division Two of the Arizona Court of Appeals and, therefore, has written off the applicable pipe replacement costs.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders,
Southwest Gas Corporation:

     We have audited the accompanying consolidated statements of financial position of Southwest Gas Corporation (a California corporation, hereinafter referred to as the Company) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

     As discussed in notes 1, 13 and 14 of the notes to consolidated financial statements, and as required by generally accepted accounting principles, the Company changed its methods of accounting for investments in certain debt and equity securities, postretirement benefits other than pensions and income taxes in 1993.

                                          ARTHUR ANDERSEN & CO.

Las Vegas, Nevada
February 25, 1994

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors. Information with respect to Directors is set forth under the heading "Election of Directors" in the Company's definitive Proxy Statement dated March 31, 1994, which by this reference is incorporated herein.

     (b) Identification of Executive Officers. The name, age, position and period during which held for each of the Executive Officers of the Company are as follows:

                                                                                   PERIOD POSITION
          NAME               AGE                       POSITION                         HELD
- -------------------------    ---     --------------------------------------------  ---------------
Michael O. Maffie            46      President and Chief Executive Officer         1993-Present
                                     President and Chief Operating Officer         1989-1993
Dan J. Cheever               38      President and Chief Executive
                                       Officer/PriMerit Bank                       1992-Present
                                     President and Chief Operating
                                       Officer/PriMerit Bank                       1991-1992
George C. Biehl              46      Senior Vice President and Chief Financial
                                       Officer                                     1990-Present
James F. Lowman              47      Senior Vice President/Central Arizona
                                       Division                                    1989-Present
Dudley J. Sondeno            41      Senior Vice President/Staff Operations        1993-Present
                                     Vice President/Engineering and Operations
                                       Support                                     1989-1993
L. Keith Stewart             53      Senior Vice President/Operations              1993-Present
                                     Senior Vice President/Southern Arizona
                                       Division                                    1992-1993
                                     Senior Vice President/Nevada-California
                                       Region                                      1989-1992
Thomas J. Trimble            62      Senior Vice President, General Counsel and
                                       Corporate Secretary                         1990-Present
                                     Senior Vice President and General Counsel     1989-1990

     (c) Identification of Certain Significant Employees.

         None.

     (d) Family Relationships. None of the Company's Directors or Executive Officers are related to any other either by blood, marriage or adoption.

     (e) Business Experience. Information with respect to Directors is set forth under the heading "Election of Directors" in the Company's definitive Proxy Statement dated March 31, 1994, which by this reference is incorporated herein. All Executive Officers, except George
         C. Biehl and Dan J. Cheever, have held responsible positions with the Company for at least five years as described in (b) above.

              Dan J. Cheever began his employment with the Bank in January 1989. Positions held at the Bank by Cheever from 1989 through 1991 include Senior Vice President and Treasurer, and Executive Vice President and Chief Financial Officer.

              George C. Biehl began his employment with the Company in January 1990. Biehl was the Chief Financial Officer of the Bank in 1989.

     (f) Involvement in Certain Legal Proceedings.

         None.

     (g) Item 405 Review. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the

         Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC) and the New York Stock Exchange. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

              Based solely on review of the copies of such forms furnished to the Company, or written representations that no Form No. 5's were required, the Company believes that during 1993, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to executive compensation is set forth under the heading "Executive Compensation and Benefits" in the Company's definitive Proxy Statement dated March 31, 1994, which by this reference is incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Not applicable.

     (b) Information with respect to security ownership of management is set forth under the heading "Securities Ownership by Nominees and Executive Officers" in the Company's definitive Proxy Statement dated March 31, 1994, which by this reference is incorporated herein.

     (c) Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is set forth under the heading "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement dated March 31, 1994, which by this reference is incorporated herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

     (a) The following documents are filed as part of this report on Form 10-K:

          (1) The following are included in Part II, Item 8 of this form:

                                                                                          PAGES
                                                                                          -----
              Consolidated statements of financial position.............................    58
              Consolidated statements of income.........................................    59
              Consolidated statements of cash flows.....................................    60
              Consolidated statements of stockholders' equity...........................    61
              Notes to consolidated financial statements................................    62
              Report of independent public accountants..................................    97

          (2) Report of independent public accountants on schedules.....................   104
              Schedule V   --   Property, plant and equipment...........................   105
              Schedule VI  --   Accumulated depreciation and amortization of property,
                                plant and equipment.....................................   106
              Schedule VIII --  Valuation and qualifying accounts.......................   107
              Schedule IX  --   Short-term borrowings...................................   108
              Schedule X   --   Supplementary income statement information..............   109

          (3) See list of exhibits.

     (b) Reports on Form 8-K

        The Company filed a Form 8-K, dated February 25, 1994, reporting on the Arizona Court of Appeals Division Two Mandate ordering the write-off of Arizona pipe replacement program costs.

     (c) See Exhibits.

     (d) See Schedules.

                                LIST OF EXHIBITS

EXHIBIT
NUMBER                                   DESCRIPTION OF DOCUMENT
- ------       ----------------------------------------------------------------------------
 2.01        Not applicable.
 3.01 (3)    Restated Articles of Incorporation and Bylaws, as amended.
 4.01 (1)    Certificate of Determination establishing Cumulative Preferred Stock, 9.5%
             Dividend Series, effective December 11, 1979.
 4.02 (4)    Indenture between the Company and Bank of America National Trust and Savings
             Association, as successor by merger to Security Pacific National Bank as
             Trustee, dated August 1, 1986, with respect to the Company's 9% Series A and
             Series B and 8 3/4% Series C Debentures.
 4.03 (5)    First Supplemental Indenture of the Company to Bank of America National Trust
             and Savings Association, as successor by merger to Security Pacific National
             Bank as Trustee, dated as of October 1, 1986, supplementing and amending the
             Indenture dated as of August 1, 1986, with respect to the Company's 9%
             Debentures, Series A, due 2011.
 4.04 (5)    Second Supplemental Indenture of the Company to Bank of America National Trust
             and Savings Association, as successor by merger to Security Pacific National
             Bank as Trustee, dated as of November 1, 1986, supplementing and amending the
             Indenture dated as of August 1, 1986, with respect to the Company's 9%
             Debentures, Series B, due 2011.
 4.05 (6)    Third Supplemental Indenture of the Company to Bank of America National Trust
             and Savings Association, as successor by merger to Security Pacific National
             Bank as Trustee, dated as of December 1, 1986, supplementing and amending the
             Indenture dated as of August 1, 1986, with respect to the Company's 8 3/4%
             Debentures, Series C, due 2011.
 4.06 (6)    Fourth Supplemental Indenture of the Company to Bank of America National Trust
             and Savings Association, as successor by merger to Security Pacific National
             Bank as Trustee, dated as of February 1, 1987, supplementing and amending the
             Indenture dated as of August 1, 1986, with respect to the Company's 10%
             Debentures, Series D, due 2017.
 4.07 (7)    Fifth Supplemental Indenture of the Company to Bank of America National Trust
             and Savings Association, as successor by merger to Security Pacific National
             Bank as Trustee, dated as of August 1, 1988, supplementing and amending the
             Indenture dated as of August 1, 1986, with respect to the Company's 9 3/8%
             Debentures, Series E, due 2013.
 4.08 (9)    Sixth Supplemental Indenture of the Company to Bank of America National Trust
             and Savings Association, as successor by merger to Security Pacific National
             Bank as Trustee, dated as of June 16, 1992, supplementing and amending the
             Indenture dated as of August 1, 1986, with respect to the Company's 9 3/4%
             Debentures, Series F, due 2002.
 4.09 (10)   Indenture between Clark County, Nevada, and Bank of America Nevada as Trustee,
             dated September 1, 1992, with respect to the issuance of $130,000,000 Industrial
             Development Revenue Bonds (Southwest Gas Corporation), $30,000,000 1992 Series A
             and $100,000,000 1992 Series B.
 4.10        Indenture between Clark County, Nevada, and Harris Trust and Savings Bank as
             Trustee, dated December 1, 1993, with respect to the issuance of $75,000,000
             Industrial Development Revenue Bonds (Southwest Gas Corporation), 1993 Series A,
             due 2033.
 4.11        Indenture between City of Big Bear Lake, California, and Harris Trust and
             Savings Bank as Trustee, dated December 1, 1993, with respect to the issuance of
             $50,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation
             Project), 1993 Series A, due 2028.
 9.01        Not applicable.

EXHIBIT
NUMBER                                   DESCRIPTION OF DOCUMENT
- ------       --------------------------------------------------------------------------------
10.01 (2)    Participation Agreement among the Company and General Electric Credit
             Corporation, Prudential Insurance Company of America, Aetna Life Insurance
             Company, Merrill Lynch Interfunding, Bank of America through purchase of Valley
             Bank of Nevada, Bankers Trust Company and First Interstate Bank of Nevada, dated as of July 1, 1982.
10.02 (2)    Lease and Agreement between the Company and Spring Mountain Road Associates, dated as of June 15, 1982 and amended as of July 1, 1982.
10.03        Financing Agreement between the Company and Clark County, Nevada, dated
             September 1, 1992.
10.04        Financing Agreement between the Company and Clark County, Nevada, dated as of
             December 1, 1993.
10.05        Project Agreement between the Company and City of Big Bear Lake, California, dated as of December 1, 1993.
10.06 (11)   Southwest Gas Corporation Executive Deferral Plan as amended October 29, 1992.
10.07 (11)   Southwest Gas Corporation Directors Deferral Plan as amended October 29, 1992.
10.08        Directors Retirement Plan amended and restated effective October 1, 1993.
10.09 (12)   Management Incentive Plan adopted as of May 12, 1993, replacing Management
             Incentive Plan adopted as of December 1, 1986, as amended May 12, 1988.
10.10 (13)   Supplemental Retirement Plan, amended and restated as of March 2, 1993.
10.11 (8)    $80 million Credit Agreement between the Company, Bankers Trust Company, et al., dated as of July 23, 1984, and amended as of December 1, 1989.
10.12 (8)    $125 million Commercial Paper Restated and Amended Credit Agreement between the
             Company, Union Bank of Switzerland, et al., dated as of April 11, 1990.
10.13        Agreements between PriMerit Bank and World Savings and Loan Association regarding sale of Arizona assets and assumption of related liabilities.
11.01        Not applicable.
12.01        Not applicable.
13.01        Not applicable.
16.01        Not applicable.
18.01        Not applicable.
21.01        List of subsidiaries of Southwest Gas Corporation.
22.01        Not applicable.
23.01        Consent of Arthur Andersen & Co., Independent Public Accountants.
24.01        Not applicable.
27.01        Not applicable.
28.01        Not applicable.

- ---------------

 (1) Incorporated herein by reference to the Company's Registration Statement on Form S-16, No. 2-68833.

 (2) Incorporated herein by reference to the Company's report on Form 10-K for the year ended December 31, 1982.

 (3) Incorporated herein by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-2, No. 2-92938.

 (4) Incorporated herein by reference to Exhibit 4.02 to the Company's Registration Statement on Form S-3, No. 33-7931.

 (5) Incorporated herein by reference to the Company's report on Form 10-K for the year ended December 31, 1986.

 (6) Incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended March 31, 1987.

 (7) Incorporated herein by reference to the Company's report on Form 8-K dated August 23, 1988.

 (8) Incorporated herein by reference to the Company's report on Form 10-K for the year ended December 31, 1991.

 (9) Incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended June 30, 1992.

(10) Incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended September 30, 1992.

(11) Incorporated herein by reference to the Company's report on Form 10-K for the year ended December 31, 1992.

(12) Incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended June 30, 1993.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To the Shareholders,
  Southwest Gas Corporation:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Southwest Gas Corporation and subsidiaries included elsewhere in this annual report and have issued our report thereon dated February 25, 1994. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN & CO.

Las Vegas, Nevada
February 25, 1994

                                                                      SCHEDULE V

                           SOUTHWEST GAS CORPORATION

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                             (THOUSANDS OF DOLLARS)

                              BALANCE AT                              TRANSFERS    CONTRIBUTIONS    BALANCE
                              BEGINNING    ADDITIONS   RETIREMENTS       AND         IN AID OF       AT END
                               OF YEAR      AT COST     OR SALES     ADJUSTMENTS   CONSTRUCTION     OF YEAR
                              ----------   ---------   -----------   -----------   -------------   ----------
Year ended December 31,
  1991:
  Plant in service:
     Production, gathering
       and storage..........  $   13,570   $     398     $    19      $      24       $    --      $   13,973
     Transmission...........      81,496      12,460         184            (67)           17          93,688
     Distribution...........     807,713      62,437       4,682         13,261         5,683         873,046
     General................     137,547      12,000       4,713            922            (3)        145,759
     Other..................      28,339       4,108         284             --            --          32,163
                              ----------   ---------   -----------   -----------   -------------   ----------
                              1,068,665..     91,403       9,882         14,140         5,697       1,158,629
Construction work in
  progress..................      26,507      (9,982)         --             --            --          16,525
Acquisition adjustment,
  net.......................       2,031       6,251          --           (256)           --           8,026
Other property..............  82,544....       4,247       8,072            781            --          79,500
                              ----------   ---------   -----------   -----------   -------------   ----------
                              $1,179,747   $  91,919     $17,954      $  14,665       $ 5,697      $1,262,680
                              ----------   ---------   -----------   -----------   -------------   ----------
                              ----------   ---------   -----------   -----------   -------------   ----------
Year ended December 31,
  1992:
  Plant in service:
     Production, gathering
       and storage..........  $   13,973   $     174     $     1      $      --       $   318      $   13,828
     Transmission...........      93,688      16,531         356             --             6         109,857
     Distribution...........     873,046      69,027       4,926             --         4,608         932,539
     General................     145,759       5,256       2,370              5            --         148,650
     Other..................      32,163         357          --            (52)           --          32,468
                              ----------   ---------   -----------   -----------   -------------   ----------
                              1,158,629..     91,345       7,653            (47)        4,932       1,237,342
Construction work in
  progress..................      16,525      14,796          --             --            --          31,321
Acquisition adjustment,
  net.......................       8,026          --          --           (462)           --           7,564
Other property..............      79,500       3,651         781        (13,008)           --          69,362
                              ----------   ---------   -----------   -----------   -------------   ----------
                              $1,262,680   $ 109,792     $ 8,434      $ (13,517)      $ 4,932      $1,345,589
                              ----------   ---------   -----------   -----------   -------------   ----------
                              ----------   ---------   -----------   -----------   -------------   ----------
Year ended December 31,
  1993:
  Plant in service:
     Production, gathering
       and storage..........  $   13,828   $     143     $    11      $      --       $    --      $   13,960
     Transmission...........     109,857      29,778         428             56             1         139,262
     Distribution...........     932,539      85,376       8,578        (15,886)        4,430         989,021
     General................     148,650      11,717       9,980             95            --         150,482
     Other..................      32,468         698         166             --            --          33,000
                              ----------   ---------   -----------   -----------   -------------   ----------
                               1,237,342     127,712      19,163        (15,735)        4,431       1,325,725
Construction work in
  progress..................      31,321     (10,563)         --             --            --          20,758
Acquisition adjustment,
  net.......................       7,564          --          --           (404)           --           7,160
Other property..............      69,362       2,606       7,442         (2,802)           --          61,724
                              ----------   ---------   -----------   -----------   -------------   ----------
                              $1,345,589   $ 119,755     $26,605      $ (18,941)      $ 4,431      $1,415,367
                              ----------   ---------   -----------   -----------   -------------   ----------
                              ----------   ---------   -----------   -----------   -------------   ----------

                                                                     SCHEDULE VI

                           SOUTHWEST GAS CORPORATION

             SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                             (THOUSANDS OF DOLLARS)

                                               ADDITIONS
                                                CHARGED                                                  BALANCE
                               BALANCE AT         TO                 DEDUCTIONS            TRANSFERS        AT
                                BEGINNING    DEPRECIATION    --------------------------       AND         END OF
                                 OF YEAR        EXPENSE      RETIREMENTS   NET SALVAGE    ADJUSTMENTS      YEAR
                               -----------   -------------   -----------   ------------   ------------   --------
Year ended December 31, 1991:
  Production, gathering and
     storage.................   $   4,434       $   968        $    19        $   --        $     27     $  5,410
  Transmission...............      33,195         1,583            184           115             (52)      34,427
  Distribution...............     211,973        33,598          4,681         2,294           3,237      241,833
  General....................      31,215         7,164          4,591          (278)            206       34,272
  Other......................       9,649         3,691            122            --            (237)      12,981
  Retirement work in
     progress................        (223)           --             --          (226)             --            3
                               -----------   -------------   -----------   ------------   ------------   --------
                                  290,243        47,004          9,597         1,905           3,181      328,926
  Other property.............      25,244         4,164          2,100            --              85       27,393
                               -----------   -------------   -----------   ------------   ------------   --------
                                $ 315,487       $51,168        $11,697        $1,905        $  3,266     $356,319
                               -----------   -------------   -----------   ------------   ------------   --------
                               -----------   -------------   -----------   ------------   ------------   --------
Year ended December 31, 1992:
  Production, gathering and
     storage.................   $   5,410       $ 1,377        $     1        $   --        $     --     $  6,786
  Transmission...............      34,427         2,241            357            19              --       36,292
  Distribution...............     241,833        36,500          4,925         2,557             (23)     270,828
  General....................      34,272         7,551          2,363          (348)             10       39,818
  Other......................      12,981         3,625              8            --            (406)      16,192
  Retirement work in
     progress................           3            --             --           113              --         (110)
                               -----------   -------------   -----------   ------------   ------------   --------
                                  328,926        51,294          7,654         2,341            (419)     369,806
  Other property.............      27,393         4,380            154             0          (9,056)      22,563
                               -----------   -------------   -----------   ------------   ------------   --------
                                $ 356,319       $55,674        $ 7,808        $2,341        $ (9,475)    $392,369
                               -----------   -------------   -----------   ------------   ------------   --------
                               -----------   -------------   -----------   ------------   ------------   --------
Year ended December 31, 1993:
  Production, gathering and
     storage.................   $   6,786       $ 1,390        $    11        $   --        $     --     $  8,165
  Transmission...............      36,292         3,090            428            13              55       38,996
  Distribution...............     270,828        38,474          8,577         2,662          (3,868)     294,195
  General....................      39,818         7,687          9,978        (1,588)           (149)      38,966
  Other......................      16,192         3,362            168            --            (252)      19,134
  Retirement work in
     progress................        (110)           --             --           191              --         (301)
                               -----------   -------------   -----------   ------------   ------------   --------
                                  369,806        54,003         19,162         1,278          (4,214)     399,155
  Other property.............      22,563         4,506          1,226            --            (614)      25,229
                               -----------   -------------   -----------   ------------   ------------   --------
                                $ 392,369       $58,509        $20,388        $1,278        $ (4,828)    $424,384
                               -----------   -------------   -----------   ------------   ------------   --------
                               -----------   -------------   -----------   ------------   ------------   --------

                                                                   SCHEDULE VIII

                           SOUTHWEST GAS CORPORATION

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                             (THOUSANDS OF DOLLARS)

                                                                                   RESERVE FOR
                                                                                  UNCOLLECTIBLES
                                                                                  --------------
Balance, December 31, 1990......................................................     $  1,612
  Additions charged to income...................................................        1,536
  Accounts written off, less recoveries.........................................       (1,775)
                                                                                  --------------
Balance, December 31, 1991......................................................        1,373
  Additions charged to income...................................................        1,667
  Accounts written off, less recoveries.........................................       (1,533)
                                                                                  --------------
Balance, December 31, 1992......................................................        1,507
  Additions charged to income...................................................        1,460
  Accounts written off, less recoveries.........................................       (1,284)
                                                                                  --------------
Balance, December 31, 1993......................................................     $  1,683
                                                                                  --------------
                                                                                  --------------

                                                                     SCHEDULE IX

                           SOUTHWEST GAS CORPORATION

                      SCHEDULE IX -- SHORT-TERM BORROWINGS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                             (THOUSANDS OF DOLLARS)

                                                     WEIGHTED                                      WEIGHTED
                                                     AVERAGE        MAXIMUM         AVERAGE        AVERAGE
                                                     INTEREST       AMOUNT          AMOUNT         INTEREST
                                                     RATE AT      OUTSTANDING     OUTSTANDING        RATE
                                      BALANCE AT       YEAR         DURING        DURING THE      DURING THE
                                       YEAR END        END         THE YEAR         YEAR(A)        YEAR(B)
                                      ----------     --------     -----------     -----------     ----------
Year ended December 31, 1991 --
  Notes payable to banks............   $ 80,000         6.0%        $80,000         $25,012           6.2%
                                      ----------        ---       -----------     -----------         ---
                                      ----------        ---       -----------     -----------         ---
Year ended December 31, 1992 --
  Notes payable to banks............   $ 20,000         4.6%        $80,000         $32,289           5.3%
                                      ----------        ---       -----------     -----------         ---
                                      ----------        ---       -----------     -----------         ---
Year ended December 31, 1993 --
  Notes payable to banks............   $ 86,000         3.8%        $86,000         $28,904           3.9%
                                      ----------        ---       -----------     -----------         ---
                                      ----------        ---       -----------     -----------         ---

- ---------------

(a) Computed by totaling daily outstanding borrowings during each year and dividing the resultant total by 365 days.

(b) Computed by dividing total interest expense related to short-term borrowings during each year by the average amount of such borrowings outstanding.

                                                                      SCHEDULE X

                           SOUTHWEST GAS CORPORATION

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                             (THOUSANDS OF DOLLARS)

     During the years presented, no royalties were paid and advertising costs incurred were not significant. Amounts charged to income with respect to amortization of intangible assets, and taxes, other than payroll and income taxes, during the three years ended December 31, 1993, are as follows:

                                                                 1993        1992        1991
                                                                -------     -------     -------
Maintenance expense...........................................     *           *           *
                                                                -------     -------     -------
                                                                -------     -------     -------
Amortization of intangible assets.............................  $ 5,074     $ 4,994     $ 4,181
                                                                -------     -------     -------
                                                                -------     -------     -------
Real estate and personal property taxes.......................  $23,311     $21,365     $19,936
Taxes, other than payroll and income taxes....................    1,449       1,575       1,098
                                                                -------     -------     -------
                                                                $24,760     $22,940     $21,034
                                                                -------     -------     -------
                                                                -------     -------     -------
Advertising costs.............................................    **          **          **
                                                                -------     -------     -------
                                                                -------     -------     -------

- ---------------

 * Separately disclosed on the Consolidated Statements of Income.

** Less than one percent of operating revenues.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOUTHWEST GAS CORPORATION

                                          By          MICHAEL O. MAFFIE
                                          ------------------------------------
                                                Michael O. Maffie, President
                                                 (Chief Executive Officer)

Date: March 28, 1994

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                  TITLE                     DATE
               GEORGE C. BIEHL                       Senior Vice President         March 28, 1994
      --------------------------------              (Chief Financial Officer)
              (George C. Biehl)

               JEFFREY W. SHAW                     Vice President/Controller       March 28, 1994
      --------------------------------             (Chief Accounting Officer)
              (Jeffrey W. Shaw)


                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                TITLE                   DATE
- -----------------------------------------------  ----------------------------  ---------------
                     RALPH C. BATASTINI                    Director            March 28, 1994
             --------------------------------
                    (Ralph C. Batastini)

                      MANUEL J. CORTEZ                     Director            March 28, 1994
             --------------------------------
                     (Manuel J. Cortez)

                       LLOYD T. DYER                       Director            March 28, 1994
             --------------------------------
                      (Lloyd T. Dyer)

                    CLARK J. GUILD,  JR.                   Director            March 28, 1994
             --------------------------------
                   (Clark J. Guild, Jr.)

                      KENNY C. GUINN                Chairman of the Board      March 28, 1994
             --------------------------------            of Directors
                     (Kenny C. Guinn)

                      THOMAS Y. HARTLEY                    Director            March 28, 1994
             --------------------------------
                     (Thomas Y. Hartley)

                     MICHAEL B. JAGER                      Director            March 28, 1994
             --------------------------------
                    (Michael B. Jager)

                      LEONARD R. JUDD                      Director            March 28, 1994
             --------------------------------
                     (Leonard R. Judd)

                     JAMES R. LINCICOME                    Director            March 28, 1994
             --------------------------------
                    (James R. Lincicome)

                      MICHAEL O. MAFFIE             President and Director     March 28, 1994
             --------------------------------     (Chief Executive Officer)
                     (Michael O. Maffie)

                      CAROLYN M. SPARKS                    Director            March 28, 1994
             --------------------------------
                     (Carolyn M. Sparks)

                     ROBERT S. SUNDT                       Director            March 28, 1994
             --------------------------------
                    (Robert S. Sundt)

                               GLOSSARY OF TERMS

401k                 -- The Employees' Investment Plan
ACC                  -- Arizona Corporation Commission
AICPA                -- American Institute of Certified Public Accountants
ALCO                 -- Asset/Liability Management Committee
APB                  -- Accounting Principles Board
APS                  -- Arizona Public Service Company
the Bank             -- PriMerit Bank
the Board            -- Southwest Gas Corporation Board of Directors
BOD                  -- The Bank's Board of Directors
CMO                  -- Collateralized Mortgage Obligations
the Company          -- Southwest Gas Corporation
CPN                  -- CP National Corporation
CPUC                 -- California Public Utilities Commission
CRA                  -- Community Reinvestment Act of 1977
El Paso              -- El Paso Natural Gas Company
FASB                 -- Financial Accounting Standards Board
FDIC                 -- Federal Deposit Insurance Corporation
FDICIA               -- Federal Deposit Insurance Corporation Improvement Act of 1991
FERC                 -- Federal Energy Regulatory Commission
FFIEC                -- Federal Financial Institutions Examinations Council
FHA                  -- Federal Housing Authority
FHFB                 -- Federal Housing Finance Board
FHLB                 -- Federal Home Loan Bank
FHLBB                -- Federal Home Loan Bank Board
FHLMC                -- Federal Home Loan Mortgage Corporation
FIRREA               -- Financial Institutions Reform, Recovery and Enforcement Act
flex repos           -- Flexible Reverse Repurchase Agreements
FNMA                 -- Federal National Mortgage Association
FSLIC                -- Federal Savings and Loan Insurance Corporation
GAAP                 -- Generally Accepted Accounting Principles
gas segment          -- Natural Gas Operations Segment
GNMA                 -- Government National Mortgage Association
IDRB                 -- Industrial Development Revenue Bonds
IRR                  -- Interest Rate Risk
ITC                  -- Investment Tax Credit
Kern River           -- Kern River Gas Transmission Company
LDC                  -- Local Distribution Company
LIBOR                -- London Interbank Offering Rate
LNG                  -- Liquefied Natural Gas
LPG                  -- Liquefied Petroleum Gas
MACRO                -- Management, Asset quality, Capital adequacy, Risk
                        management and Operating results
MBS                  -- Mortgage-backed Securities
MD&A                 -- Management's Discussion and Analysis
MVDC                 -- Margarita Village Development Company
MVPE                 -- Market Value of Portfolio Equity
Northwest            -- Northwest Pipeline Corporation
NOW                  -- Negotiable Order of Withdrawal

NPV                  -- Net Portfolio Value
Order No. 636        -- Federal Energy Regulatory Commission Order No. 636 and amendments thereto
OTS                  -- Office of Thrift Supervision
Paiute               -- Paiute Pipeline Company
Pataya               -- Pataya Gas Storage Project
PBOP                 -- Postretirement Benefits Other Than Pensions
PEPCON               -- Pacific Engineering & Production Company of Nevada
PGA                  -- Purchased Gas Adjustment
PG&E                 -- Pacific Gas and Electric Company
PSCN                 -- Public Service Commission of Nevada
QTL                  -- Qualified Thrift Lender
REMIC                -- Real Estate Mortgage Investment Conduits
REOF                 -- Real Estate Acquired Through Foreclosure
SAIF                 -- Savings Association Insurance Fund
SEC                  -- Securities and Exchange Commission
SFAS                 -- Statement of Financial Accounting Standards
Sierra               -- Sierra Pacific Power Company
SoCal                -- Southern California Gas Company
SOP                  -- Statement of Position issued by AICPA
TEP                  -- Tucson Electric Power Company
TOP                  -- Take-or-Pay
Tuscarora            -- Tuscarora Gas Transmission Company
VA                   -- Veterans Administration