Form 10-Q
period 1994-03-31
SOUTHWEST GAS CORP
filed 1994-05-13
CIK 92416

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           United States
                  Securities and Exchange Commission
                       Washington, D.C. 20549

                             Form 10-Q

/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended March 31, 1994, or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from           to


                   Commission File Number:  1-7850

                      SOUTHWEST GAS CORPORATION
       (exact name of registrant as specified in its charter)

           California                                 88-0085720
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)


    5241 Spring Mountain Road
      Post Office Box 98510
        Las Vegas, Nevada                             89193-8510
(Address of principal executive offices)              (Zip Code)

    Registrant's telephone number, including area code:  (702) 876-7237

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES [X]  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       Common Stock, $1 Par Value 21,027,937 shares as of May 9, 1994

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                          PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


The condensed consolidated financial statements included herein have been prepared by Southwest Gas Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring items necessary for a fair presentation of the results for the interim periods, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report on Form 10-K.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                              (Thousands of dollars)
                                   (Unaudited)
                                                                     MARCH 31,    DECEMBER 31,
                                                                        1994          1993
                                                                     ----------   ------------
                    ASSETS

Cash and cash equivalents                                            $  116,696   $  121,342
Debt securities available for sale (at fair value)                      583,093      595,726
Debt securities held to maturity (fair value of
  $63,884 and $68,738)                                                   64,828       69,660
Loans receivable, net of allowance for estimated losses
  of $15,563 and $16,251                                                875,923      817,279
Loans receivable held for sale (fair value of
  $3,749 and $22,109)                                                     3,749       20,051
Receivables, less reserves for uncollectibles                            70,419       98,265
Gas utility property, net of accumulated depreciation                   971,037      954,488
Real estate held for sale or development                                  3,624        4,088
Real estate acquired through foreclosure                                  9,172        9,707
Other property, net of accumulated depreciation                          36,237       36,495
Excess of cost over net assets acquired                                  68,535       69,501
Other assets                                                            144,343      147,347
                                                                     ----------   ----------
                                                                     $2,947,656   $2,943,949
                                                                     ==========   ==========

        LIABILITIES & STOCKHOLDERS' EQUITY

Deposits                                                             $1,234,590   $1,207,852
Securities sold under agreements to repurchase                          239,947      259,041
Deferred income taxes and tax credits, net                              152,002      151,558
Accounts payable and other accrued liabilities                          208,129      194,697
Notes payable                                                            43,000       86,000
Long-term debt, including current maturities                            702,698      692,865
                                                                     ----------   ----------
                                                                      2,580,366    2,592,013
                                                                     ----------    ---------
Preferred and preference stocks, including current maturities             8,058        8,058
                                                                     ----------    ---------
Common stock                                                             22,658       22,627
Additional paid-in capital                                              274,890      274,410
Capital stock expense                                                    (5,685)      (5,685)
Unrealized gain, net of tax, on debt securities available for sale        5,139        8,761
Retained earnings                                                        62,230       43,765
                                                                     ----------   ----------
                                                                        359,232      343,878
                                                                     ----------   ----------
                                                                     $2,947,656   $2,943,949
                                                                     ==========   ==========

           The accompanying notes are an integral part of these statements.

                              SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (In thousands, except per share amounts)
                                             (Unaudited)
                                                                  THREE MONTHS ENDED  TWELVE MONTHS ENDED
                                                                       MARCH 31,           MARCH 31,
                                                                  ------------------  ------------------
                                                                    1994      1993      1994      1993
                                                                  --------  --------  --------  --------
Operating revenues:
  Gas operating revenues                                          $207,369  $182,449  $564,025  $529,168
  Financial services interest income                                28,045    35,997   124,373   154,123
  Other                                                              3,741     2,115    20,037    15,107
                                                                  --------  --------  --------  --------
                                                                   239,155   220,561   708,435   698,398
                                                                  --------  --------  --------  --------
Operating expenses:
  Net cost of gas purchased                                         96,996    86,740   222,547   212,013
  Financial services interest expense, net                          14,049    22,240    66,885   101,116
  Operating expense                                                 41,231    40,756   165,626   159,490
  Maintenance expense                                                6,739     6,628    28,448    27,188
  Provision for estimated credit losses                              1,848     1,361     7,709    19,522
  Depreciation, depletion and amortization                          16,062    15,750    63,895    61,810
  Taxes other than income taxes                                      6,495     6,460    24,795    23,458
  Other                                                              4,281     4,689    25,435    18,884
                                                                  --------  --------  --------  --------
                                                                   187,701   184,624   605,340   623,481
                                                                  --------  --------  --------  --------
Operating income                                                    51,454    35,937   103,095    74,917
                                                                  --------  --------  --------  --------
Other income and (expenses):
  Net interest deductions                                          (13,615)  (12,095)  (51,226)  (45,118)
  Other income (deductions), net                                      (218)     100    (14,569)   (1,050)
                                                                  --------  --------  --------  --------
                                                                   (13,833)  (11,995)  (65,795)  (46,168)
                                                                  --------  --------  --------  --------
Income before income taxes                                          37,621    23,942    37,300    28,749
Income taxes                                                        14,911     9,861    16,310    11,815
                                                                  --------  --------  --------  --------
Net income before cumulative effect of accounting change            22,710    14,081    20,990    16,934
Cumulative effect of change in method of accounting                     --     3,045        --     3,045
                                                                  --------  --------  --------  --------
Net income                                                          22,710    17,126    20,990    19,979
Preferred/preference stock dividend requirements                       139       206       674       984
                                                                  --------  --------  --------  --------
Net income applicable to common stock                             $ 22,571  $ 16,920  $ 20,316  $ 18,995
                                                                  ========  ========  ========  ========
Earnings per share before cumulative effect of accounting change  $   1.07  $   0.67  $   0.98  $   0.77
Earnings per share from cumulative effect of change in method
        of accounting                                                   --      0.15        --      0.15
                                                                  ========  ========  ========  ========
Earnings per share of common stock                                $   1.07  $   0.82  $   0.98  $   0.92
                                                                  ========  ========  ========  ========
Dividends paid per share of common stock                          $  0.195  $  0.175  $   0.76  $   0.70
                                                                  ========  ========  ========  ========
Average number of common shares outstanding                         21,023    20,598    20,833    20,598
                                                                  ========  ========  ========  ========

         The accompanying notes are an integral part of these statements.

                                  SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Thousands of dollars)
                                                  (Unaudited)
                                                                  THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                                                       MARCH 31,             MARCH 31,
                                                                  --------------------  --------------------
                                                                    1994       1993       1994       1993
                                                                  ---------  ---------  ---------  ---------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income                                                       $  22,710  $  17,126  $  20,990  $  19,979
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation, depletion and amortization                        16,062     15,750     63,895     61,810
     Change in unrecovered purchased gas costs                       (1,425)    (8,764)   (26,232)     5,676
     Change in deferred income taxes                                    444     16,038     11,607      6,621
     Change in deferred charges and credits                          (2,155)   (13,710)     9,000    (26,895)
     Change in provision for estimated losses                         1,848      1,361      7,709     19,522
     Change in noncash working capital                               40,773     41,808      2,465     23,827
     Cumulative effect of change in method of
       accounting for income taxes                                       --     (3,045)        --     (3,045)
     Other                                                           (1,715)       184      9,852     (4,907)
                                                                  ---------  ---------  ---------  ---------
     Net cash provided by operating activities                       76,542     66,748     99,286    102,588
                                                                  ---------  ---------  ---------  ---------
CASH FLOW FROM INVESTING ACTIVITIES:
 Construction expenditures                                          (30,866)   (24,719)  (121,570)  (112,627)
 Purchases of debt securities                                       (50,987)   (67,190)   (96,875)  (600,687)
 Proceeds from sale of debt securities                                3,559     12,065    352,347    286,867
 Maturities and repayment of debt securities                         71,905     66,836    298,857    327,951
 Loan originations, net of repayments                               (61,567)   (27,191)  (220,985)  (122,193)
 Sales of loans and loan servicing rights                            17,921     17,907     78,367    221,613
 Termination of interest rate swaps                                      --         --         --    (14,087)
 Proceeds from sales of real estate held for development                134      1,607        453     10,955
 Proceeds from sales of real estate acquired through foreclosure         19        475     22,460     15,160
 Acquisition of real estate held for development                        (84)      (215)    (3,080)    (3,874)
 Proceeds from sale of Arizona assets and services                       --         --      6,718         --
 Other                                                               (1,816)     3,156     (7,383)     4,087
                                                                  ---------  ---------  ---------  ---------
  Net cash provided by (used in) investing activities               (51,782)   (17,269)   309,309     13,165
                                                                  ---------  ---------  ---------  ---------
CASH FLOW FROM FINANCING ACTIVITIES:
 Net proceeds from repurchase agreements and other borrowings       (19,094)   (60,741)   (76,171)   131,642
 Change in deposit accounts                                          26,738      7,444    (73,521)  (115,241)
 Issuance of long-term debt                                          11,000         --     97,909    211,571
 Retirement of long-term debt                                        (1,167)    (3,251)   (46,484)  (231,534)
 Issuance (repayment) of notes payable                              (43,000)   (20,000)    43,000    (54,688)
 Dividends paid                                                      (4,239)    (3,811)   (16,567)   (15,430)
 Sale and assumption of Arizona deposit liabilities                      --         --   (320,902)        --
 Issuance of common stock                                               511         --      7,301         --
 Other                                                                 (155)        21     (8,246)    (7,236)
                                                                  ---------  ---------  ---------  ---------
  Net cash used in financing activities                             (29,406)   (80,338)  (393,681)   (80,916)
                                                                  ---------  ---------  ---------  ---------
  Net change in cash and cash equivalents                            (4,646)   (30,859)    14,914     34,837
 Balance at beginning of period                                     121,342    132,641    101,782     66,945
                                                                  ---------  ---------  ---------  ---------
 Balance at end of period                                         $ 116,696  $ 101,782  $ 116,696  $ 101,782
                                                                  =========  =========  =========  =========
Supplemental disclosures of cash flow information
 Cash paid during the year for:
  Interest, net of amounts capitalized                            $  26,441  $  21,558  $  71,768  $  69,258
  Income taxes, net of refunds                                       (3,650)     8,625     (1,293)     7,512

       The accompanying notes are an integral part of these statements.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summarized Consolidated Financial Statement Data

Summarized consolidated financial statement data for PriMerit Bank is presented below:

          CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                          (Thousands of dollars)
                                (Unaudited)

                                                                   MARCH 31,  DECEMBER 31,
                                                                     1994         1993
                                                                  ----------   ----------
                     ASSETS

Cash and cash equivalents                                         $  109,837   $  119,215
Debt securities available for sale (at fair value)                   583,093      595,726
Debt securities held to maturity (fair value of $63,884 and
  $68,738)                                                            64,828       69,660
Loans receivable, net of allowance for estimated credit losses
  of $15,563 and $16,251                                             875,923      817,279
Loans receivable held for sale (fair value of $3,749 and
  $22,109)                                                             3,749       20,051
Real estate held for sale or development, net of allowance for
  estimated losses of $541 and $935                                    3,624        4,088
Real estate acquired through foreclosure                               9,172        9,707
Excess of cost over net assets acquired                               68,535       69,501
FHLB stock, at cost                                                   16,652       16,501
Other assets                                                          32,110       29,691
                                                                  ----------   ----------
                                                                  $1,767,523   $1,751,419
                                                                  ==========   ==========

      LIABILITIES AND STOCKHOLDER'S EQUITY

Deposits                                                          $1,234,590   $1,207,852
Securities sold under agreements to repurchase                       239,947      259,041
Advances from FHLB                                                    71,000       71,000
Notes payable                                                          8,265        8,265
Other liabilities                                                     38,211       28,318
                                                                  ----------   ----------
                                                                   1,592,013    1,574,476
Stockholder's equity                                                 175,510      176,943
                                                                  ----------   ----------
                                                                  $1,767,523   $1,751,419
                                                                  ==========   ==========
/TABLE

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          (Thousands of dollars)
                                (Unaudited)
                                                                  THREE MONTHS ENDED  TWELVE MONTHS ENDED
                                                                       MARCH 31,           MARCH 31,
                                                                  ------------------  -------------------
                                                                    1994      1993      1994      1993
                                                                  --------  --------  --------  ---------

Interest income                                                   $ 28,045  $ 35,997  $124,373  $154,123
Interest expense                                                    14,049    22,240    66,885   101,116
                                                                  --------  --------  --------  --------
 Net interest income                                                13,996    13,757    57,488    53,007
Provision for estimated credit losses                               (1,434)   (1,123)   (6,523)   (6,662)
                                                                  --------  --------  --------  --------
 Net interest income after provision
   for credit losses                                                12,562    12,634    50,965    46,345
                                                                  --------  --------  --------  --------

Income (loss) from real estate operations                              (71)       75       (46)      184
Provision for estimated real estate losses                            (414)     (238)   (1,186)  (12,860)
                                                                  --------  --------  --------  --------
Net loss from real estate operations                                  (485)     (163)   (1,232)  (12,676)
Gain on sale of loans                                                  248       555     1,528     6,065
Loss on sale of loans                                                 (156)      (27)     (213)   (1,070)
Net gain on sale of debt securities                                     33       176     7,830    13,454
Gain on sale of mortgage loan servicing                                 --        --        --     1,930
Gain (loss) on secondary marketing
  hedging activity                                                     131      (591)     (246)     (591)
Loss on interest rate swaps                                             --        --        --   (14,087)
Loan related fees                                                      237       284       978     1,898
Deposit related fees                                                 1,495     1,412     6,480     5,718
Gain on sale of credit cards                                         1,690        --     1,690        --
Loss on sale - Arizona branches                                         --        --    (6,262)       --
Other income                                                           134       231     2,036     1,606
                                                                  --------  --------  --------  --------
                                                                    15,889    14,511    63,554    48,592
General and administrative expenses                                 10,988    11,989    47,295    47,693
Amortization of cost in excess of net
  assets acquired                                                      966     1,039     3,911     4,156
                                                                  --------  --------  --------  --------
Income (loss) before income taxes                                    3,935     1,483    12,348    (3,257)
Income tax expense                                                   1,746       874     7,217     1,055
                                                                  --------  --------  --------  --------
 Net income (loss) before cumulative effect of
   accounting change                                                 2,189       609     5,131    (4,312)
 Cumulative effect of change in method of accounting                    --     3,045        --     3,045
                                                                  --------  --------  --------  --------
 Net income (loss)                                                $  2,189  $  3,654  $  5,131  $ (1,267)
                                                                  ========  ========  ========  ========
 Contribution to consolidated net income (a)                      $    976  $  2,434  $    198  $ (6,132)
                                                                  ========  ========  ========  ========

(a) Includes after-tax allocation of costs from parent.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

The Company is comprised of two business segments; natural gas operations and financial services. The gas segment purchases, transports and distributes natural gas to residential, commercial and industrial customers in geographically diverse portions of Arizona, Nevada and California. The financial services segment consists of PriMerit Bank (the Bank), a wholly owned subsidiary, and is engaged in retail and commercial banking. The Bank's principal business is to attract deposits from the general public and make consumer and commercial loans secured by real estate and other collateral. For the twelve months ended March 31, 1994, the natural gas operations segment contributed $20.8 million and the financial services segment contributed $198,000, resulting in consolidated net income of $21 million.

CONSOLIDATED CAPITAL RESOURCES AND LIQUIDITY

The capital requirements and resources of the Company generally are determined independently for the natural gas operations and financial services segments. Each segment is generally responsible for securing its own financing sources.

In May 1994, the Board of Directors declared a quarterly common stock dividend of 20.5 cents per share payable September 1, 1994, a five percent increase from the previous level. The increase was established in accordance with the Company's dividend policy which states that the Company will pay common stock dividends at a prudent level that is within the normal dividend payout range for its respective businesses, and that the dividend will be established at a level considered sustainable in order to minimize business risk and maintain a strong capital structure throughout all economic cycles.

The Company's unsecured debt is rated Ba1 by Moody's Investors Service, BBB- by Standard and Poor's Rating Group and BB+ by Duff and Phelps Credit Rating Company.

See separate discussions of the capital resources and liquidity for each segment.

RESULTS OF CONSOLIDATED OPERATIONS

Quarterly Analysis
- ------------------
                                        Contribution to Consolidated Net Income
                                              Three Months Ended March 31,
                                        ---------------------------------------
                                          1994                          1993
                                        ---------                     ---------
                                                 (thousands of dollars)

Natural gas operations segment          $  21,734                     $  14,692
Financial services segment                    976                          (611)
Financial services segment cumulative
    effect of accounting change                --                         3,045
                                        ---------                     ---------
Consolidated net income                 $  22,710                     $  17,126
                                        =========                     =========

See separate discussions of each business segment for an analysis of these changes.

Twelve Month Analysis
- ---------------------
                                        Contribution to Consolidated Net Income
                                             Twelve Months Ended March 31,
                                        ---------------------------------------
                                          1994                          1993
                                        ---------                     ---------
                                                 (thousands of dollars)

Natural gas operations segment          $  20,792                     $  26,111
Financial services segment                    198                        (9,177)
Financial services segment cumulative
    effect of accounting change                --                         3,045
                                        ---------                     ---------
Consolidated net income                 $  20,990                     $  19,979
                                        =========                     =========

See separate discussions of each business segment for an analysis of these changes.


                      NATURAL GAS OPERATIONS SEGMENT

The Company is engaged in the business of purchasing, transporting, and distributing natural gas in portions of Arizona, Nevada and California. Its several service areas are geographically as well as economically diverse. The Company is the largest distributor in Arizona, selling and transporting gas in most of southern, central, and northwestern Arizona. The Company is also the largest distributor and transporter of natural gas in Nevada. The Company also distributes and transports gas in portions of California, including the Lake Tahoe area and high desert and mountain areas in San Bernardino County.

For the twelve months ended March 31, 1994, 57 percent of operating margin was earned in Arizona, 32 percent in Nevada and 11 percent in California. This pattern is consistent with prior years and is expected to continue.

For the twelve months ended March 31, 1994, the Company's natural gas construction expenditures totaled $120 million, a ten percent increase when compared to $109 million of additions for the same period a year ago. The increase is attributed to the investment in new distribution plant in Arizona and southern Nevada to meet the demand from the Company's growing customer base.

CAPITAL RESOURCES AND LIQUIDITY

The Company currently estimates that construction expenditures for the gas segment during 1994 through 1996 will be approximately $410 million, and debt maturities and repayments, and other cash requirements are expected to approximate $190 million. Often times there are differences between estimated and actual results, because actual events and circumstances frequently do not occur as expected, and those differences may be significant.

It is currently estimated that cash flow from operating activities (net of dividends) will generate approximately 45 percent of the gas segment's total cash requirements during 1994 through 1996. A portion of the remaining funding requirements will be provided by $108 million of IDRB funds held in trust from the 1993 Series A issues. The remaining cash requirements, including debt refinancings, are expected to be provided by external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, and growth factors in the Company's service areas. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

RESULTS OF NATURAL GAS OPERATIONS

Quarterly Analysis
- ------------------
                                               Three Months Ended
                                                    March 31,
                                             ------------------------
                                              (Thousands of dollars)

                                                1994           1993
                                             ---------      ---------
Gas operating revenues                       $ 207,369      $ 182,449
Net cost of gas                                 96,996         86,740
                                             ---------      ---------
  Operating margin                             110,373         95,709
Operations and maintenance expense              42,435         41,440
Depreciation and amortization                   14,048         13,524
General taxes                                    6,371          6,291
                                             ---------      ---------
  Operating income                              47,519         34,454
Other income (expense), net                       (218)           100
                                             ---------      ---------
  Income before interest and income taxes       47,301         34,554
Net interest deductions                         13,615         12,095
Income tax expense                              13,165          8,987
                                             ---------      ---------
  Net income before allocation to the Bank      20,521         13,472
Costs allocated to the Bank, net of tax          1,213          1,220
                                             ---------      ---------
Contribution to consolidated net income      $  21,734      $  14,692
                                             =========      =========

Contribution to consolidated net income increased $7 million, or 48 percent, compared to the first quarter of 1993. This was the result of increased operating margin partially offset by increased operations and maintenance expense, depreciation expense and net interest deductions.

Operating margin increased $14.7 million, or 15 percent, when compared to the same period a year ago. The increase in operating margin is attributed to rate relief, strong customer growth, particularly in Arizona and southern Nevada, and differences in heating demand between periods.

Operations and maintenance expenses increased $995,000, or two percent, reflecting general increases in labor and maintenance costs associated with meeting the needs of the Company's increasing customer base.

Depreciation expense increased $524,000, or four percent, resulting from an increase in average gas plant in service of $79.9 million, or six percent, during the first quarter of 1994. This increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Net interest deductions increased $1.5 million, or 13 percent, over the prior period.  The increase is primarily attributable to an additional $25 million in average long-term debt outstanding during the period.  The increase in long-term debt resulted from the Company's use of IDRB funds held in trust for construction expenditures.  A $59 million increase in average short-term debt during the period also contributed to the increase in net interest deductions.

Twelve Month Analysis
- ---------------------
                                               Twelve Months Ended
                                                     March 31,
                                             ------------------------
                                              (Thousands of dollars)

                                                1994           1993
                                             ---------      ---------
Gas operating revenues                       $ 564,025      $ 529,168
Net cost of gas                                222,547        212,013
                                             ---------      ---------
  Operating margin                             341,478        317,155
Operations and maintenance expense             170,916        163,096
Depreciation and amortization                   55,611         53,089
General taxes                                   24,204         22,796
                                             ---------      ---------
  Operating income                              90,747         78,174
Other income (expense), net                    (14,570)        (1,050)
                                             ---------      ---------
  Income before interest and income taxes       76,177         77,124
Net interest deductions                         51,226         45,118
Income tax expense                               9,092         10,760
                                             ---------      ---------
  Net income before allocation to the Bank      15,859         21,246
Costs allocated to the Bank, net of tax          4,933          4,865
                                             ---------      ---------
Contribution to consolidated net income      $  20,792      $  26,111
                                             =========      =========

Contribution to consolidated net income decreased $5.3 million, or 20 percent, as compared to the twelve months ended March 1993. Increased operating margin was partially offset by increased operations and maintenance expense, depreciation expense, general taxes, and net interest deductions. The recognition of the Arizona pipe replacement program disallowances contributed significantly to the decline in net income.

Operating margin increased $24.3 million, or eight percent, during the twelve months ended March 31, 1994. This increase was due to continued customer growth in the Company's service areas, combined with rate relief in the Company's central Arizona, California and federal rate jurisdictions.

The Company added approximately 38,000 customers, an increase of four percent, during the twelve-month period. This growth is attributed to the healthy economies in southern Nevada and Arizona.

Operations and maintenance expenses increased $7.8 million, or five percent, resulting primarily from general cost increases in labor and materials over the same period a year ago. These increases are the direct result of increased costs to provide service to the Company's steadily growing customer base.

Depreciation expense and general taxes increased $3.9 million, or five percent. In the last twelve months, average gas plant in service increased $100 million, or eight percent. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate the number of new customers being added to the system.

Other expenses increased $13.5 million during the twelve months ended March 31, 1994, principally the result of a regulatory mandate to write off $15.9 million in gross plant related to the central and southern Arizona pipe replacement programs. The impact of these disallowances, net of accumulated depreciation, tax benefits and other related items, was a noncash reduction to net income of $9.3 million. See Note 17 of the Notes to Consolidated Financial Statements of the 1993 Form 10-K for further discussion.

Net interest deductions increased $6.1 million, or 14 percent, primarily the result of a $41 million increase in average outstanding long-term debt balances. This increase is attributed to the use of IDRB funds held in trust for construction expenditures. A $28 million increase in average short-term debt during the period also contributed to the increase in net interest deductions.

RATES AND REGULATORY PROCEEDINGS

    CALIFORNIA

Effective January 1, 1994, the Company received approval of an attrition allowance to increase annual margin by $1.5 million in its southern and northern California rate jurisdictions. Pursuant to the California Public Utilities Commission rate case processing plan, the Company filed a general rate application in January 1994 to increase annual margin by $1.1 million in January 1995 for its southern and northern California rate jurisdictions.

    NEVADA

In March 1993, the Company filed general rate cases with the Public Service Commission of Nevada (PSCN) seeking approval to increase revenues for its southern and northern Nevada rate jurisdictions. The PSCN issued its rate order in October 1993 and ordered the Company to reduce general rates by $648,000 in southern Nevada and authorized a $799,000 increase in northern Nevada. The Company filed a motion for reconsideration and rehearing on several issues following the issuance of the rate order. In January 1994, the PSCN granted the rehearing of certain rate case issues. Hearings are expected to commence in July 1994. The resolution of these issues is not expected to have a material effect on the Company's results of operations. A final order is expected in the fourth quarter of 1994.

    ARIZONA

In October 1993, the Company filed a rate application with the Arizona Corporation Commission (ACC) seeking approval to increase revenues by $10 million, or 9.3 percent, annually for its southern Arizona jurisdiction. The Company is seeking to recover increased operating costs and capital expenditures, and has proposed tariff restructurings which are consistent with the tariff modifications authorized by the ACC in its August 1993 central Arizona decision. Hearings on the application are expected to commence in June 1994. A final rate order from the ACC is expected in the fourth quarter of 1994.

    FERC

In October 1992, Paiute filed a general rate case with the FERC requesting approval to increase revenues by $6.8 million annually. Paiute is seeking recovery of increased costs associated with its capacity expansion project that was placed into service in February 1993. Interim rates reflecting the increased revenues became effective in April 1993 and are subject to refund until a final order is issued. Hearings are expected to commence in June 1994. A final decision is expected in late 1994.

                       FINANCIAL SERVICES SEGMENT

PriMerit Bank (the Bank) is a federally chartered stock savings bank conducting business through branch offices in Nevada. The Bank's deposit accounts are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation (FDIC) through the Savings Association Insurance Fund (SAIF). The Bank is regulated by the Office of Thrift Supervision (OTS) and the FDIC, and is a member of the Federal Home Loan Bank (FHLB) system.

The Bank's principal business is to attract deposits from the general public and make loans secured by real estate and other collateral to enable borrowers to purchase, refinance, construct or improve such property. Revenues are derived from interest on real estate loans and debt securities and, to a lesser extent, from interest on nonmortgage loans, gains on sales of loans and debt securities, and fees received in connection with loans and deposits. The Bank's major expense is the interest paid on savings deposits and borrowings.

In January 1994, the Bank sold its $11.5 million credit card portfolio. The decision to sell the portfolio was largely influenced by the Bank's inability to compete in a cost effective manner with larger competitors in this business segment as a result of market saturation and economies of scale. A net gain of $1.7 million ($1.1 million after tax) was recorded in the first quarter of 1994. As part of this sale, the Bank entered into an Agent Bank Agreement with the purchaser of the credit card portfolio for an initial period of five years from the date of the sale, whereby the purchaser issues and services credit cards on behalf of the Bank. This makes the sale relatively transparent to the Bank's customers as the Bank's name remains on the credit cards.

CAPITAL RESOURCES AND LIQUIDITY

In accordance with OTS regulations, the Bank is required to maintain an average daily balance of liquid assets equal to at least five percent of its liquidity base (savings deposits and borrowings due in one year or less) during the preceding calendar month. The liquidity ratio was 15.5 percent for the month of March 1994. The Bank's ratio is substantially higher than the requirement due to an increased level of transaction accounts. Management considers the Bank's liquidity position to be adequate. At March 31, 1994, the Bank maintained in excess of $384 million of unencumbered assets which could be borrowed against or sold to increase liquidity levels.

The Bank's deposits increased $26.7 million during the quarter. The increase primarily consisted of a $21.5 million increase in money market transaction accounts due to a slight increase in rates and a $2.9 million increase in certificates of deposit.

FINANCIAL AND REGULATORY CAPITAL

The Bank exceeded all three minimum capital requirements--tangible, core and risk-based--applicable at March 31, 1994 and all three fully phased-in capital requirements which will be applicable at July 1, 1996 under current regulations. During the first three months of 1994, all three of the Bank's regulatory capital ratios declined slightly as a result of the $3.6 million decline in the unrealized gain, net of tax, on debt securities available for sale, offset partially by the Bank's first quarter net income of $2.2 million. The Bank's core and risk-based capital ratios also declined as a result of the deduction from capital of an additional $6.4 million of supervisory goodwill at March 31, 1994. The OTS requires the phase-out of supervisory goodwill includable in capital by January 1, 1995. The includable supervisory goodwill was 0.375 percent on January 1, 1994 and will reach zero percent on January 1, 1995. The Bank continues to be classified as "well capitalized" under the FDIC Improvement Act of 1991 (FDICIA).

A reconciliation of stockholder's equity to the three regulatory capital standards and the Bank's resulting ratios are set forth in the table below (thousands of dollars):

                                           March 31, 1994                    December 31, 1993
                                 ----------------------------------  ----------------------------------
                                  Tangible      Core     Risk-based   Tangible      Core     Risk-based
                                 ----------  ----------  ----------  ----------  ----------  ----------
Stockholder's equity             $  175,510  $  175,510  $  175,510  $  176,943  $  176,943  $  176,943

Capital adjustments:
  Nonsupervisory goodwill           (41,942)    (41,942)    (41,942)    (42,464)    (42,464)    (42,464)
  Supervisory goodwill              (26,593)    (20,220)    (20,220)    (27,037)    (14,422)    (14,422)
  Real estate investments                --          --        (565)         --          --        (478)
  General loan loss reserves             --          --      11,188          --          --      11,008
                                 ----------  ----------  ----------  ----------  ----------  ----------

Regulatory capital                  106,975     113,348     123,971     107,442     120,057     130,587
Minimum required capital             25,492      50,985      71,256      25,229      50,459      70,031
                                 ----------  ----------  ----------  ----------  ----------  ----------

Excess                           $   81,483  $   62,363  $   52,715  $   82,213  $   69,598  $   60,556
                                 ==========  ==========  ==========  ==========  ==========  ==========

Regulatory capital ratio               6.29%       6.67%      13.92%       6.39%       7.14%      14.92%
Minimum required ratio                 1.50        3.00        8.00        1.50        3.00        8.00
                                 ----------  ----------  ----------  ----------  ----------  ----------

Excess                                 4.79%       3.67%       5.92%       4.89%       4.14%       6.92%
                                 ==========  ==========  ==========  ==========  ==========  ==========

Asset base                       $1,699,499  $1,699,499  $  890,700  $1,681,952  $1,681,952  $  875,387
                                 ==========  ==========  ==========  ==========  ==========  ==========

At March 31, 1994 under fully phased-in capital rules applicable at July 1, 1996, the Bank would have exceeded its fully phased-in tangible, core and risk-based capital requirements by $80.8 million, $55.3 million and $41.6 million, respectively.

The OTS has issued a regulation which adds a component to an institution's risk-based capital calculation effective in the third quarter of 1994. The regulation will require a reduction of an institution's risk-based capital by 50 percent of the decline in the institution's net portfolio value (NPV) exceeding two percent of assets under a hypothetical 200 basis point increase or decrease in market interest rates. Based upon OTS measurement of the Bank's interest rate risk (IRR) exposure at December 31, 1993 and management's estimate of its IRR exposure at March 31, 1994, the Bank would not be subjected to a reduction of its risk-based capital as a result of the implementation of this regulation. The FDIC and the Office of the Comptroller of the Currency have also proposed similar regulations which may result in a more stringent capital requirement for IRR than the current OTS regulations. OTS regulations can be no less stringent than those applicable to national banks. Therefore, the impact of this proposed regulation on the Bank is unknown at this time.

RESULTS OF FINANCIAL SERVICES OPERATIONS

Quarterly Analysis
- ------------------

The Bank recorded net income of $2.2 million for the first quarter of 1994 compared to net income of $3.7 million for the first quarter of 1993.  The
Bank's 1994 first quarter net income was comprised of $2.4 million, after tax, from core banking operations, and a $1.7 million gain ($1.1 million after tax)
from the sale of the Bank's credit card portfolio, offset partially by
$1 million, after tax, of goodwill amortization expense and a $316,000 after tax loss from real estate operations.  The Bank's 1993 first quarter net income was comprised of $1.8 million, after tax, from core banking operations, and a
$3 million gain as the result of the cumulative effect of a change in method of
accounting for income taxes, partially offset by $1 million, after tax, of goodwill amortization expense and a $107,000 after tax loss from real estate operations.

Average interest-earning assets declined by approximately $395 million compared to 1993 as a result of the Bank's strategy to reduce its total asset size. The net decrease in interest-earning assets resulted primarily from the sale of the Arizona branch network in the third quarter of 1993, and sales and principal repayments of debt securities exceeding purchases. The funds received from these transactions were principally used to repay securities sold under agreements to repurchase, unsecured senior notes, and deposits.

The following table sets forth information with respect to interest rate spread for the periods shown (thousands of dollars):

                                                      Three Months Ended March 31,
                                 ----------------------------------------------------------------------
                                                1994                               1993
                                 ----------------------------------  ----------------------------------
                                  Average                 Average     Average                 Average
                                  Balance     Interest     Yield      Balance     Interest     Yield
                                 ----------  ----------  ----------  ----------  ----------  ----------
Interest-earning assets:
  Cash equivalents               $   69,656  $      553        3.18% $   46,786  $      393        3.36%
  Debt securities held
    to maturity                      67,776       1,101        6.50   1,174,911      17,169        5.85
  Debt securities available
    for sale                        587,984       8,424        5.73          --          --          --
  Loans receivable                  855,184      17,815        8.33     753,325      18,351        9.74
  FHLB stock                         16,621         153        3.68      16,714          84        2.01
                                 ----------  ----------  ----------  ----------  ----------  ----------
Total interest-earning assets    $1,597,221      28,046        7.02  $1,991,736      35,997        7.23
                                 ==========  ----------  ----------  ==========  ----------  ----------

Interest-bearing liabilities:
  Deposits                       $1,207,023      10,333        3.47  $1,602,047      17,275        4.37
  Securities sold under
    agreements to repurchase        256,547       2,711        4.29     357,227       3,780        4.29
  Advances from FHLB                 71,000         822        4.70      16,000         349        8.85
  Notes payable                       8,265         154        7.56      18,640         393        8.55
  Unsecured senior notes                 --          --          --      25,000         470        7.62
                                 ----------  ----------  ----------  ----------  ----------  ----------
Total interest-bearing
  liabilities                    $1,542,835      14,020        3.69  $2,018,914      22,267        4.47
                                 ==========  ----------  ----------  ==========  ----------  ----------
Cost of hedging activities                           37        0.01                      --          --
                                             ----------  ----------              ----------  ----------
Cost of funds                                    14,057        3.70                  22,267        4.47
                                             ----------  ----------              ----------  ----------
Capitalized and
  transferred interest                               (7)         --                     (27)       (.01)
                                             ----------  ----------              ----------  ----------
Net interest income                          $   13,996        3.32%             $   13,757        2.77%
                                             ==========  ==========              ==========  ==========
Net yield on interest-
  earning assets                                               3.51%                               2.76%
                                                         ==========                          ==========

The increase in net interest margin, from 2.76 percent to 3.51 percent, was principally the result of the Bank's sale of $321 million in Arizona deposits which earned higher yields. The transfer of these deposits was funded by the sale of $334 million in mortgage-backed securities (MBS).

Despite a decrease in average earning assets of approximately $395 million in the first quarter of 1994 compared to the first quarter of 1993, net interest income increased slightly as a result of the increased net interest margin offset by the decline in interest income resulting from the sale of MBS.

The net gain on secondary marketing hedging activities related to gains resulting from pair-offs of forward sale commitments used to hedge secondary marketing activities occurring during the first quarter of 1994. A net loss from similar activity was recorded for the same period in 1993.

In January 1994, the Bank sold its $11.5 million credit card portfolio. A net gain of $1.7 million was recorded during the first quarter of 1994.

In January 1993, the Bank implemented SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of this change in method of accounting resulted in a $3 million gain.

General and administrative expenses decreased in the first three months of 1994 compared to 1993 due primarily to the effects of the sale of the Arizona branches during the third quarter of 1993 and implementation of expense control strategies.

Twelve Month Analysis
- ---------------------

The Bank recorded net income of $5.1 million for the twelve months ended
March 31, 1994 compared to a net loss of $1.3 million for the twelve months ended March 31, 1993. The Bank's net income for the twelve months ended
March 31, 1994 was comprised of $8.5 million, after tax, from core banking operations, a $1.7 million gain ($1.1 million after tax) from the sale of the Bank's credit card portfolio, and a $1.2 million gain from a legal settlement and a change in tax rate, offset partially by an after tax loss of $1 million on the sale of the Arizona branch network, an after tax loss of $786,000 from real estate operations, and $3.9 million of goodwill amortization expense. The Bank's net loss for the twelve months ended March 31, 1993 was comprised of an $8.2 million after tax loss from real estate operations, and $4.1 million, after tax, of goodwill amortization expense, partially offset by income of $5.7 million, after tax, from core banking operations, a $3 million gain as the result of the cumulative effect of a change in method of accounting for income taxes, and after tax gains of $1.3 million and $1 million on the sale of servicing rights and balance sheet restructuring, respectively.

Net interest income increased $4.5 million due to the following factors:

(i) Total interest income decreased $29.8 million, or 19 percent, due to a decrease in interest income on debt securities of $22.1 million, or 31 percent, caused by a 65 basis point decrease in the average yield; and, a decrease in interest on loans of $8.1 million, or 10 percent, due to a 107 basis point decrease in the average yield partially offset by an increase of $6 million in the average portfolio balance. In May 1993, $638 million of MBS were designated as MBS held for sale in connection with the sale of the Arizona branches and in anticipation of implementation of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," thus causing changes in the average balances of the held for sale and held for investment categories. The net decrease in total MBS was due primarily to the sale of $334 million of MBS sold during August 1993 to fund the transfer of the Arizona-based deposit liabilities. In addition, interest income from cash equivalents and dividends from FHLB stock increased $416,000, or 24 percent, due to an increase of 52 basis points in the yield and an increase of $2.9 million in the average portfolio balance.

(ii) Total interest expense decreased $34.2 million, or 34 percent, due to a decrease in interest on deposits of $28 million, or 36 percent, caused by a decrease of 98 basis points in the average interest rate, and a decrease of $313 million in the average balance outstanding as a result of the Arizona sale; and, a decrease in interest on borrowings of $4.4 million, or 21 percent, due to a decrease in the average balance outstanding of $16.3 million, and a 153 basis point decrease in the average borrowing rate. Cost of hedging decreased $2.3 million due to termination of the interest rate swap activity in the third quarter of 1992. Capitalized and transferred interest decreased $522,000 due to the decline in the real estate portfolio.

Net loss from real estate operations was $1.2 million for the twelve months ended March 31, 1994 compared to a net loss of $12.7 million for the same period in 1993. The loss for the twelve-month period ended March 31, 1993 was primarily attributable to the establishment of $12.9 million in provisions for estimated losses on the Bank's real estate investment, compared to provisions of $1.2 million for the current twelve-month period. The provisions for the twelve-month period ended March 31, 1993 were primarily the result of the

Bank's valuation allowances and charge-offs of real estate required as a result of the slow sales activity and the decline in real estate values in the California market. Similar levels of provisions and charge-offs did not occur in the twelve months ended March 31, 1994.

Net gains on the sale of loans decreased $3.7 million for the twelve months ended March 31, 1994 compared to the same period ended March 31, 1993, principally due to a greater volume of loan sales during 1993 compared to 1994 as part of the Bank's balance sheet restructuring.

Net gains on the sale of MBS for the twelve months ended March 31, 1994 were $7.8 million. The MBS were sold primarily to fund the sale of the Arizona-based deposit liabilities to World Savings during the period. Net gains on the sale of MBS for the twelve months ended March 31, 1993 were $13.4 million. This gain and the related interest rate swap loss of $14.1 million were primarily the result of the Bank's balance sheet restructuring.

Loan related fees decreased $920,000 due to a lower level of loans serviced for others as a result of the sale of mortgage loan servicing rights and payoffs within the loan servicing portfolio. Deposit related fees and other income increased by $1.2 million due to a higher deposit fee structure and the increased level of transaction accounts subject to fee assessment.

In January 1993, the Bank implemented SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of this change in method of accounting resulted in a $3 million gain.

Asset Quality
- -------------

NONPERFORMING ASSETS. Nonperforming assets are comprised of nonaccrual assets, restructured loans and real estate acquired through foreclosure. Nonaccrual assets are those on which management believes the timely collection of interest is doubtful. Loans are transferred to nonaccrual status when payments of interest or principal are 90 days past due or if, in management's opinion, the accrual of interest should be ceased sooner. There were no loans on accrual status which were over 90 days delinquent or past maturity as of March 31, 1994. Interest income for loans on nonaccrual status is generally recorded on a cash basis.

The following table summarizes nonperforming assets as of the dates indicated (thousands of dollars):

                                                March 31,   December 31,
                                                  1994          1993
                                              ------------  ------------
Nonaccrual loans past due 90 days or more:
  Mortgage loans:
    Construction and land                     $      1,316  $      1,233
    Permanent single-family residences               6,490         6,636
    Other mortgage loans                             6,717         6,728
                                              ------------  ------------
                                                    14,523        14,597
  Nonmortgage loans                                    322           184
Restructured loans                                   2,800         2,842
                                              ------------  ------------
      Total nonperforming loans                     17,645        17,623
Real estate acquired through foreclosure             9,172         9,707
                                              ------------  ------------
      Total nonperforming assets              $     26,817  $     27,330
                                              ============  ============
Allowance for estimated credit losses         $     15,563  $     16,251
                                              ============  ============
Allowance for estimated credit losses as a
  percentage of nonperforming loans                  88.20%        92.21%
                                              ============  ============
Allowance for estimated credit losses as a
  percentage of nonperforming assets                 58.03%        59.46%
                                              ============  ============

The decrease in real estate acquired through foreclosure of $535,000 is due primarily to charge-offs and pay-downs of two single-family residential construction loans in California.

CLASSIFIED ASSETS. OTS regulations require the Bank to classify certain assets and establish prudent valuation allowances. Classified assets are categorized as "substandard," "doubtful" and "loss." In addition, the Bank can designate an asset as "special mention."

The following table sets forth the amounts of the Bank's classified assets and ratio of classified assets to total assets, net of allowances and charge-offs, as of the dates indicated (thousands of dollars):

                                           March 31, 1994     December 31, 1993
                                          -----------------   -----------------
                                                     % of                % of
                                                     Total               Total
                                          Balance    Assets   Balance    Assets
                                          --------   ------   --------   ------
Substandard assets:
  Loans:
    Single family residential             $  7,190     0.41%  $  7,339     0.42%
    Consumer                                   275     0.02        134     0.01
    Commercial and multi-family mortgage    23,047     1.29     25,522     1.47
    Construction and land                    3,842     0.22      4,581     0.26
    Other                                       47       --        310     0.02
  Foreclosed real estate (net)               9,172     0.52      9,707     0.55
  Real estate held for investment            3,552     0.20      2,166     0.12
  Investments                               28,078     1.59     29,509     1.68
Doubtful assets                                 --       --         --       --
Loss assets                                     --       --         --       --
                                          --------   ------   --------   ------
  Total                                   $ 75,203     4.25%  $ 79,268     4.53%
                                          ========   ======   ========   ======

Classified assets decreased $4.1 million from December 31, 1993 to March 31, 1994 primarily as a result of the upgrade of a $2.1 million shopping center loan, pay-downs of $1.4 million of investments and a $535,000 decrease in foreclosed real estate. The security classified as substandard represents a privately issued MBS collateralized by apartments, office buildings, town homes, shopping centers and day care centers located in various states along the southeastern seaboard and is further supported by a credit enhancement feature. The single A credit rating of this security was withdrawn in the first quarter of 1993, due to a large number of delinquencies underlying the security. Based on extensive credit reviews, the Bank determined that only a portion of the underlying loans met the criteria for substandard classification. However, the entire security is classified as substandard because the OTS does not have a policy for the "split rating" of a security. The security may be upgraded once improvement in the level of delinquencies in the loans underlying the security occurs.

Substandard loans decreased $3.5 million due to the upgrade of a $2.1 million shopping center loan in Nevada. The largest substandard loan at March 31, 1994 was an $8.4 million multi-family real estate loan in Nevada. The Bank had seven substandard loans at March 31, 1994 in excess of $1 million: two multi-family real estate loans in Nevada, three commercial real estate loans in Nevada and two single-family residential construction loans in California.

The largest foreclosed real estate asset owned by the Bank at March 31, 1994 was a $2.4 million multi-family real estate parcel in California. The Bank also owned two parcels of foreclosed real estate at March 31, 1994 with book values in excess of $1 million: one multi-family property located in Nevada, and one land parcel located in California.

The Bank's two largest investments in real estate classified as substandard at March 31, 1994, were two former bank branches in Arizona with current book values of $1.6 million and $913,000. The Bank's other real estate development projects classified as substandard have current book values of $657,000, $195,000 and $140,000.

Special mention assets increased from $27.6 million at December 31, 1993 to $30.2 million at March 31, 1994, primarily due to the upgrade from substandard of a $2.1 million shopping center loan. The geographic concentration of the Bank's classified assets at March 31, 1994 was 43.4 percent in Nevada,
13.8 percent in California, 5.4 percent in Arizona, and 37.4 percent in the southeastern seaboard states.

It is the Bank's practice to charge off all assets or portions thereof which it considers to be "loss." As a result, none of the Bank's assets, net of charge-offs, were classified as "loss" at March 31, 1994.

The following tables set forth the Bank's charge-off experience for loans receivable and real estate acquired through foreclosure by loan type (thousands of dollars):
                                                                       Net
                                       Charge-Offs   Recoveries    Charge-Offs
                                       -----------  ------------   -----------
Three Months Ended March 1994:
- -----------------------------
Single-family residential              $       404   $       (68)  $       336
Commercial and multi-family mortgage           539            (3)          536
Construction/land                              665            (6)          659
Nonmortgage                                    753          (162)          591
                                       -----------   -----------   -----------
  Total net charge-offs                $     2,361   $      (239)  $     2,122
                                       ===========   ===========   ===========

Three Months Ended March 1993:
- -----------------------------
Single-family residential              $       178   $        (1)  $       177
Commercial and multi-family mortgage           312            (8)          304
Construction/land                              568          (159)          409
Nonmortgage                                    600          (161)          439
                                       -----------   -----------   -----------
  Total net charge-offs                $     1,658   $      (329)  $     1,329
                                       ===========   ===========   ===========

PROVISIONS AND ALLOWANCES FOR LOAN AND REAL ESTATE LOSSES. On a regular basis, management evaluates the adequacy of the allowances for estimated losses on loans, investments, and real estate and establishes additions to the allowances through provisions to expense. The Bank utilizes a comprehensive internal asset review system and general valuation allowance methodology. General valuation allowances are established for each of the loan, investment, and real estate portfolios for unforeseen losses. A number of factors are taken into account in determining the adequacy of the level of allowances including management's review of the extent of existing risks in the portfolios and of prevailing and anticipated economic conditions, actual loss experience, delinquencies, regular reviews of the quality of the Bank's loan, investment, and real estate portfolios by the Risk Management Committee and examinations by regulatory authorities.

Charge-offs are recorded on particular assets when it is determined that the fair or net realizable value of an asset is below the carrying value. When a loan is foreclosed, the asset is written down to fair value based on a current appraisal of the subject property.

Activity in the allowances for losses on loans and investments in real estate is summarized as follows (thousands of dollars):

                                       Total
                                      Loans and   Investments
                                     Foreclosed       in
                                     Real Estate  Real Estate     Total
                                     -----------  -----------  -----------
Balance at December 31, 1993         $    16,251  $       935  $    17,186
  Provisions for estimated losses          1,434          414        1,848
  Charge-offs, net of recoveries          (2,122)        (808)      (2,930)
                                     -----------  -----------  -----------
Balance at March 31, 1994            $    15,563  $       541  $    16,104
                                     ===========  ===========  ===========

Balance at December 31, 1992         $    17,228  $     1,463  $    18,691
  Provisions for estimated losses          1,123          238        1,361
  Charge-offs, net of recoveries          (1,329)        (631)      (1,960)
                                     -----------  -----------  -----------
Balance at March 31, 1993            $    17,022  $     1,070  $    18,092
                                     ===========  ===========  ===========

The Bank recorded loan charge-offs of $2.1 million and real estate write-downs of $808,000 during the first quarter of 1994 as a result of the analysis of the adequacy of its allowances for estimated credit and real estate losses. The loan and foreclosed real estate charge-offs were primarily attributable to the partial charge-off of an apartment complex loan in Nevada, and two single-family residential construction properties located in California. The Bank's quarterly analysis required no significant change in the allowance for estimated credit losses at March 31, 1994 from December 31, 1993.

Included in the real estate write-downs were $799,000 related to the Bank's two previous branches in Arizona which were subsequently transferred to investments in real estate from premises and equipment in conjunction with the sale of the Arizona branch network in the second quarter of 1993.


                        PART II - OTHER INFORMATION
                        ---------------------------

Items 1-5      None

Item 6         Exhibits and Reports on Form 8-K

               (a)  Exhibits - none

               (b)  Reports on Form 8-K

                    The Company filed a Form 8-K, dated February 25, 1994, reporting on the Arizona Court of Appeals Division Two Mandate related to the write-off of Arizona pipe replacement program costs.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       Southwest Gas Corporation
                         ------------------------------------------------------
                                             (Registrant)






Date:  May 12, 1994







                                          /s/ Jeffrey W. Shaw
                         ------------------------------------------------------
                                            Jeffrey W. Shaw
                         Vice President/Controller and Chief Accounting Officer