Form 10-Q
period 1994-06-30
SOUTHWEST GAS CORP
filed 1994-08-12
CIK 92416

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                For the transition period from  _____  to  _____

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

                            Yes ( X )   No (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       Common Stock, $1 Par Value 21,052,989 shares as of August 8, 1994

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


The condensed consolidated financial statements included herein have been prepared by Southwest Gas Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring items necessary for a fair presentation of the results for the interim periods, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report on Form 10-K, and 1994 first quarter report on Form 10-Q.

                         SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                     (Thousands of dollars)
                                          (Unaudited)
                                                                       JUNE 30,   DECEMBER 31,
                                                                         1994        1993
                                                                     -----------  -----------
             ASSETS

Cash and cash equivalents                                            $   112,241  $   121,342
Debt securities available for sale (at fair value)                       536,852      595,726
Debt securities held to maturity (fair value of $67,720 and
    $68,738)                                                              69,169       69,660
Loans receivable, net of allowance for estimated losses of
    $16,443 and $16,251                                                  885,788      817,279
Loans receivable held for sale (fair value of $3,839 and
    $22,019)                                                               3,839       20,051
Receivables, less reserves for uncollectibles                             43,775       98,265
Gas utility property, net of accumulated depreciation                    985,559      954,488
Real estate held for sale or development, net of allowance
    for estimated losses of $485 and $935                                  1,353        4,088
Real estate acquired through foreclosure                                   8,001        9,707
Other property, net of accumulated depreciation                           36,299       36,495
Excess of cost over net assets acquired                                   67,570       69,501
Other assets                                                             132,640      147,347
                                                                     -----------  -----------
                                                                     $ 2,883,086  $ 2,943,949
                                                                     ===========  ===========


    LIABILITIES & STOCKHOLDERS' EQUITY

Deposits                                                             $ 1,227,234  $ 1,207,852
Securities sold under agreements to repurchase                           233,951      259,041
Deferred income taxes and tax credits, net                               142,014      151,558
Accounts payable and other accrued liabilities                           167,687      194,697
Notes payable                                                             56,000       86,000
Long-term debt, including current maturities                             708,199      692,865
                                                                     -----------  -----------
                                                                       2,535,085    2,592,013
                                                                     -----------  -----------
Preferred and preference stocks, including current maturities              8,058        8,058
                                                                     -----------  -----------
Common stock                                                              22,658       22,627
Additional paid-in capital                                               274,890      274,410
Capital stock expense                                                     (5,685)      (5,685)
Unrealized gain, net of tax, on debt securities available for sale            80        8,761
Retained earnings                                                         48,000       43,765
                                                                     -----------  -----------
                                                                         339,943      343,878
                                                                     -----------  -----------
                                                                     $ 2,883,086  $ 2,943,949
                                                                     ===========  ===========

               The accompanying notes are an integral part of these statements.

                                             SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                               (In thousands, except per share amounts)
                                                             (Unaudited)
                                                                THREE MONTHS ENDED       SIX MONTHS ENDED      TWELVE MONTHS ENDED
                                                                    JUNE 30,                JUNE 30,                JUNE 30,
                                                               --------------------    --------------------    --------------------
                                                                 1994       1993         1994       1993         1994       1993
                                                               ---------  ---------    ---------  ---------    ---------  ---------
Operating revenues:
    Gas operating revenues                                     $ 108,407  $ 100,306    $ 315,776  $ 282,755    $ 572,126  $ 533,013
    Financial services interest income                            29,124     34,976       57,169     70,973      118,521    144,189
    Other                                                          2,646      2,689        6,387      4,804       19,994     14,876
                                                               ---------  ---------    ---------  ---------    ---------  ---------
                                                                 140,177    137,971      379,332    358,532      710,641    692,078
                                                               ---------  ---------    ---------  ---------    ---------  ---------
Operating expenses:
    Net cost of gas purchased                                     48,439     39,697      145,435    126,437      231,288    212,542
    Financial services interest expense, net                      14,200     20,906       28,249     43,146       60,179     91,089
    Operating expense                                             41,751     41,101       82,982     81,857      166,274    161,678
    Maintenance expense                                            7,324      7,380       14,063     14,008       28,393     27,923
    Provision for estimated credit losses                          1,908      1,397        3,756      2,758        8,220     12,294
    Depreciation, depletion and amortization                      16,340     15,994       32,402     31,743       64,241     62,854
    Taxes other than income taxes                                  6,246      5,964       12,741     12,424       25,078     23,681
    Other                                                          4,296     10,933        8,577     15,623       18,799     25,393
                                                               ---------  ---------    ---------  ---------    ---------  ---------
                                                                 140,504    143,372      328,205    327,996      602,472    617,454
                                                               ---------  ---------    ---------  ---------    ---------  ---------
Operating income (loss)                                             (327)    (5,401)      51,127     30,536      108,169     74,624
                                                               ---------  ---------    ---------  ---------    ---------  ---------
Other income and (expenses):
    Net interest deductions                                      (13,795)   (12,124)     (27,410)   (24,219)     (52,897)   (47,517)
    Other income (deductions), net                                (1,162)         3       (1,380)       103      (15,735)    (1,146)
                                                               ---------  ---------    ---------  ---------    ---------  ---------
                                                                 (14,957)   (12,121)     (28,790)   (24,116)     (68,632)   (48,663)
                                                               ---------  ---------    ---------  ---------    ---------  ---------
Income (loss) before income taxes                                (15,284)   (17,522)      22,337      6,420       39,537     25,961
Income tax expense (benefit)                                      (5,503)    (4,450)       9,408      5,411       15,257     11,651
                                                               ---------  ---------    ---------  ---------    ---------  ---------
Net income (loss) before cumulative effect of accounting change   (9,781)   (13,072)      12,929      1,009       24,280     14,310
Cumulative effect of change in method of accounting                   --         --           --      3,045           --      3,045
                                                               ---------  ---------    ---------  ---------    ---------  ---------
Net income (loss)                                                 (9,781)   (13,072)      12,929      4,054       24,280     17,355
Preferred/preference stock dividend requirements                     138        203          277        409          608        917
                                                               ---------  ---------    ---------  ---------    ---------  ---------
Net income (loss) applicable to common stock                   $  (9,919) $ (13,275)   $  12,652  $   3,645    $  23,672  $  16,438
                                                               =========  =========    =========  =========    =========  =========
Earnings (loss) per share before cumulative effect of
  accounting change                                            $   (0.47) $   (0.64)   $    0.60  $    0.03    $    1.13  $    0.65
Earnings per share from cumulative effect of change in method
  of accounting                                                       --         --           --       0.15           --       0.15
                                                               ---------  ---------    ---------  ---------    ---------  ---------
Earnings (loss) per share of common stock                      $   (0.47) $   (0.64)   $    0.60  $    0.18    $    1.13  $    0.80
                                                               =========  =========    =========  =========    =========  =========
Dividends paid per share of common stock                       $   0.195  $   0.175    $   0.390  $   0.350    $   0.780  $   0.700
                                                               =========  =========    =========  =========    =========  =========
Average number of common shares outstanding                       21,028     20,630       21,026     20,614       20,933     20,606
                                                               =========  =========    =========  =========    =========  =========

               The accompanying notes are an integral part of these statements.

                                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Thousands of dollars)
                                                   (Unaudited)
                                                                     SIX MONTHS ENDED    TWELVE MONTHS ENDED
                                                                         JUNE 30,              JUNE 30,
                                                                   --------------------  --------------------
                                                                      1994       1993       1994       1993
                                                                   ---------  ---------  ---------  ---------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income                                                     $  12,929  $   4,054  $  24,280  $  17,355
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation, depletion and amortization                      32,402     31,743     64,241     62,854
        Change in unrecovered purchased gas costs                      8,085     (4,963)   (20,523)   (11,083)
        Change in deferred income taxes                               (9,547)    18,755     (1,101)    17,657
        Change in deferred charges and credits                        (5,408)    (4,736)    (3,226)   (16,226)
        Change in provision for estimated losses                       3,756      2,758      8,220     12,294
        Change in noncash working capital                             45,022     34,185     14,338     25,530
        Loss on sale of Arizona assets and services                       --      6,160        102      6,160
        Cumulative effect of change in method of
          accounting for income taxes                                     --     (3,045)        --     (3,045)
        Other                                                          2,611       (270)     8,369     (4,517)
                                                                   ---------  ---------  ---------  ---------
      Net cash provided by operating activities                       89,850     84,641     94,700    106,979
                                                                   ---------  ---------  ---------  ---------
CASH FLOW FROM INVESTING ACTIVITIES:
    Construction expenditures                                        (63,780)   (50,756)  (128,448)  (117,701)
    Purchases of debt securities                                     (75,929)   (67,190)  (121,817)  (431,899)
    Proceeds from sale of debt securities                              3,559     19,837    344,575     61,838
    Maturities and repayment of debt securities                      120,512    127,863    286,437    281,799
    Loan originations, net of repayments                             (87,274)   (90,538)  (183,345)  (189,158)
    Sales of loans and loan servicing rights                          31,308     37,371     72,290    161,785
    Proceeds from sales of real estate held for development            2,860      1,345      3,441      7,272
    Proceeds from sales of real estate acquired through foreclosure    2,048      5,246     19,718     15,828
    Acquisition of real estate held for development                     (172)      (351)    (3,032)    (2,194)
    Proceeds from sale of Arizona assets and services                     --         --      6,718         --
    Other                                                             (3,228)     1,632     (7,270)    (2,661)
                                                                   ---------  ---------  ---------  ---------
      Net cash provided by (used in) investing activities            (70,096)   (15,541)   289,267   (215,091)
                                                                   ---------  ---------  ---------  ---------
CASH FLOW FROM FINANCING ACTIVITIES:
    Net proceeds from (repayments of) repurchase
      agreements and other borrowings                                (25,090)   (77,226)   (65,682)   130,810
    Change in deposit accounts                                        19,382    (30,591)   (42,842)  (121,016)
    Issuance of long-term debt                                        17,000      5,000     98,909    117,422
    Retirement of long-term debt                                      (1,666)   (18,467)   (31,765)  (131,712)
    Issuance (repayment) of notes payable                            (30,000)    (5,000)    41,000     15,000
    Dividends paid                                                    (8,444)    (7,623)   (16,960)   (15,364)
    Sale and assumption of Arizona deposit liabilities                    --         --   (320,902)        --
    Issuance of common stock                                             511      1,850      5,451      1,850
    Other                                                               (548)    (1,116)    (7,503)    (7,181)
                                                                   ---------  ---------  ---------  ---------
      Net cash used in financing activities                          (28,855)  (133,173)  (340,294)   (10,191)
                                                                   ---------  ---------  ---------  ---------
      Net change in cash and cash equivalents                         (9,101)   (64,073)    43,673   (118,303)
    Balance at beginning of period                                   121,342    132,641     68,568    186,871
                                                                   ---------  ---------  ---------  ---------
    Balance at end of period                                       $ 112,241  $  68,568  $ 112,241  $  68,568
                                                                   =========  =========  =========  =========
Supplemental disclosures of cash flow information
    Cash paid during the year for:
      Interest, net of amounts capitalized                         $  34,672  $  34,287  $  67,270  $  61,749
      Income taxes, net of refunds                                     2,425     16,121     (2,713)     5,032

               The accompanying notes are an integral part of these statements.

                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summarized Consolidated Financial Statement Data


Summarized consolidated financial statement data for PriMerit Bank is presented below:

                  CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (Thousands of dollars)
                                        (Unaudited)

                                                                      JUNE 30,    DECEMBER 31,
                                                                        1994         1993
                                                                     ----------   ----------
             ASSETS

Cash and cash equivalents                                            $  109,928   $  119,215
Debt securities available for sale (at fair value)                      536,852      595,726
Debt securities held to maturity (fair value of $67,720 and
    $68,738)                                                             69,169       69,660
Loans receivable, net of allowance for estimated credit losses
    of $16,443 and $16,251                                              885,788      817,279
Loans receivable held for sale (fair value of $3,839 and $22,019)         3,839       20,051
Real estate held for sale or development, net of allowance for
    estimated losses of $485 and $935                                     1,353        4,088
Real estate acquired through foreclosure                                  8,001        9,707
Excess of cost over net assets acquired                                  67,570       69,501
FHLB stock, at cost                                                      16,821       16,501
Other assets                                                             33,284       29,691
                                                                     ----------   ----------
                                                                     $1,732,605   $1,751,419
                                                                     ==========   ==========

      LIABILITIES AND STOCKHOLDER'S EQUITY

Deposits                                                             $1,227,234   $1,207,852
Securities sold under agreements to repurchase                          233,951      259,041
Advances from FHLB                                                       71,000       71,000
Notes payable                                                             8,200        8,265
Other liabilities                                                        19,593       28,318
                                                                     ----------   ----------
                                                                      1,559,978    1,574,476
Stockholder's equity                                                    172,627      176,943
                                                                     ----------   ----------
                                                                     $1,732,605   $1,751,419
                                                                     ==========   ==========
/TABLE

                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                      (Thousands of dollars)
                                                           (Unaudited)
                                                                      THREE MONTHS ENDED   SIX MONTHS ENDED   TWELVE MONTHS ENDED
                                                                           JUNE 30,            JUNE 30,            JUNE 30,
                                                                      ------------------  ------------------  ------------------
                                                                        1994      1993      1994      1993      1994      1993
                                                                      --------  --------  --------  --------  --------  --------
Interest income                                                       $ 29,124  $ 34,976  $ 57,169  $ 70,973  $118,521  $144,189
Interest expense                                                        14,200    20,906    28,249    43,146    60,179    91,089
                                                                      --------  --------  --------  --------  --------  --------
    Net interest income                                                 14,924    14,070    28,920    27,827    58,342    53,100
Provision for estimated credit losses                                   (2,275)   (1,180)   (3,709)   (2,303)   (7,618)   (5,600)
                                                                      --------  --------  --------  --------  --------  --------
    Net interest income after provision for credit losses               12,649    12,890    25,211    25,524    50,724    47,500
                                                                      --------  --------  --------  --------  --------  --------

Income from real estate operations                                         228        11       157        86       171       581
Decrease (increase) in provision for estimated real estate losses          367      (217)      (47)     (455)     (602)   (6,694)
                                                                      --------  --------  --------  --------  --------  --------
Net income (loss) from real estate operations                              595      (206)      110      (369)     (431)   (6,113)
Gain on sale of loans                                                      116       428       364       983     1,216     4,509
Loss on sale of loans                                                     (113)      (18)     (269)      (45)     (308)   (1,088)
Net gain on sale of debt securities                                         --       196        33       372     7,634     2,452
Gain on sale of mortgage loan servicing                                     --        --        --        --        --     1,930
Gain (loss) on secondary marketing hedging activity                        191      (163)      322      (754)      108      (754)
Loss on interest rate swaps                                                 --        --        --        --        --    (1,652)
Loan related fees                                                          429       351       666       635     1,056     1,579
Deposit related fees                                                     1,736     1,602     3,231     3,014     6,614     5,716
Gain on sale of credit cards                                                --        --     1,690        --     1,690        --
Loss on sale - Arizona branches                                             --    (6,160)       --    (6,160)     (102)   (6,160)
Other income                                                                59       282       193       513     1,813     1,603
                                                                      --------  --------  --------  --------  --------  --------
                                                                        15,662     9,202    31,551    23,713    70,014    49,522
General and administrative expenses                                     10,773    12,186    21,761    24,175    45,882    48,139
Amortization of cost in excess of net assets acquired                      965     1,014     1,931     2,053     3,862     4,131
                                                                      --------  --------  --------  --------  --------  --------
Income (loss) before income taxes                                        3,924    (3,998)    7,859    (2,515)   20,270    (2,748)
Income tax expense                                                       1,748       719     3,494     1,593     8,246     2,391
                                                                      --------  --------  --------  --------  --------  --------
    Net income (loss) before cumulative effect of accounting change      2,176    (4,717)    4,365    (4,108)   12,024    (5,139)
    Cumulative effect of change in method of accounting                     --        --        --     3,045        --     3,045
                                                                      --------  --------  --------  --------  --------  --------
    Net income (loss)                                                 $  2,176  $ (4,717) $  4,365  $ (1,063) $ 12,024  $ (2,094)
                                                                      ========  ========  ========  ========  ========  ========
    Contribution to consolidated net income (loss) (a)                $    954  $ (5,966) $  1,930  $ (3,532) $  7,117  $ (7,073)
                                                                      ========  ========  ========  ========  ========  ========

(a) Includes after-tax allocation of costs from parent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is comprised of two business segments; natural gas operations and financial services. The gas segment purchases, transports and distributes natural gas to residential, commercial and industrial customers in geographically diverse portions of Arizona, Nevada and California. The financial services segment consists of PriMerit Bank (the Bank), a wholly owned subsidiary, which is engaged in retail and commercial banking. The Bank's principal business is to attract deposits from the general public and make consumer and commercial loans secured by real estate and other collateral. For the twelve months ended June 30, 1994, the natural gas operations segment contributed $17.2 million and the financial services segment contributed $7.1 million, resulting in consolidated net income of $24.3 million.

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

The Company's unsecured debt is rated Ba1 by Moody's Investors Service, BBB-by Standard and Poor's Ratings Group and BB+ by Duff and Phelps Credit Rating Company.

See separate discussions of the capital resources and liquidity for each segment.

RESULTS OF CONSOLIDATED OPERATIONS

Quarterly Analysis
- ------------------
                                         Contribution to Consolidated Net Loss
                                              Three Months Ended June 30,
                                         -------------------------------------
                                              1994                   1993
                                            ---------              ---------
                                                 (Thousands of dollars)

Natural gas operations segment              $ (10,735)             $  (7,106)
Financial services segment                        954                 (5,966)
                                            ---------              ---------
Consolidated net loss                       $  (9,781)             $ (13,072)
                                            =========              =========

See separate discussions of each business segment for an analysis of these changes.

Six Month Analysis
- ------------------
                                        Contribution to Consolidated Net Income
                                                Six Months Ended June 30,
                                        ---------------------------------------
                                              1994                   1993
                                            --------               --------
                                                 (Thousands of dollars)

Natural gas operations segment              $ 10,999               $  7,586
Financial services segment                     1,930                 (6,577)
Financial services segment cumulative
  effect of accounting change                     --                  3,045
                                            --------               --------
Consolidated net income                     $ 12,929               $  4,054
                                            ========               ========

See separate discussions of each business segment for an analysis of these changes.

Twelve Month Analysis
- ---------------------
                                        Contribution to Consolidated Net Income
                                              Twelve Months Ended June 30,
                                        ---------------------------------------
                                              1994                   1993
                                            --------               --------
                                                (Thousands of dollars)

Natural gas operations segment              $ 17,163               $ 24,428
Financial services segment                     7,117                (10,118)
Financial services segment cumulative
  effect of accounting change                     --                  3,045
                                            --------               --------
Consolidated net income                     $ 24,280               $ 17,355
                                            ========               ========

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

For the twelve months ended June 30, 1994, 56 percent of operating margin was earned in Arizona, 33 percent in Nevada and 11 percent in California. This pattern is consistent with prior years and is expected to continue.

For the twelve months ended June 30, 1994, the Company's natural gas construction expenditures totaled $126 million, a 10 percent increase when compared to $115 million of additions for the same period ended a year ago. The increase is attributed to the investment in new distribution plant in Arizona and southern Nevada to meet the demand from the Company's growing customer base.

CAPITAL RESOURCES AND LIQUIDITY

The Company currently estimates that construction expenditures for the gas segment during 1994 through 1996 will be approximately $410 million, and debt maturities and repayments, and other cash requirements are expected to approximate $190 million. Often times there are differences between estimated and actual results, because actual events and circumstances frequently do not occur as expected, and those differences may be significant.

It is currently estimated that cash flow from operating activities (net of dividends) will generate approximately 45 percent of the gas segment's total cash requirements during 1994 through 1996. A portion of the remaining funding requirements will be provided by $102 million of IDRB funds held in trust from the 1993 Series A issues. The remaining cash requirements, including debt refinancings, are expected to be provided by external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, and growth factors in the Company's service areas. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

RESULTS OF NATURAL GAS OPERATIONS

Quarterly Analysis
- ------------------
                                               Three Months Ended
                                                    June 30,
                                             ----------------------
                                             (Thousands of dollars)

                                                1994         1993
                                             ---------    ---------
Gas operating revenues                       $ 108,407    $ 100,306
Net cost of gas                                 48,439       39,697
                                             ---------    ---------
  Operating margin                              59,968       60,609
Operations and maintenance expense              43,673       42,416
Depreciation and amortization                   14,381       13,789
General taxes                                    6,165        5,808
                                             ---------    ---------
  Operating loss                                (4,251)      (1,404)
Other income (expense), net                     (1,162)           3
                                             ---------    ---------
  Loss before interest and income taxes         (5,413)      (1,401)
Net interest deductions                         13,795       12,124
Income tax expense (benefit)                    (7,251)      (5,170)
                                             ---------    ---------
  Net loss before allocation to the Bank       (11,957)      (8,355)
Costs allocated to the Bank, net of tax          1,222        1,249
                                             ---------    ---------
Contribution to consolidated net loss        $ (10,735)   $  (7,106)
                                             =========    =========

Contribution to consolidated net loss increased $3.6 million, or 51 percent, compared to the second quarter of 1993. This was the result of increased operations and maintenance expense, depreciation expense and net interest deductions.

Operating margin decreased $641,000, or one percent, when compared to the same period ended a year ago. Differences in heating demand between periods accounted for the decrease.

Operations and maintenance expenses increased $1.3 million, or three percent, reflecting general increases in labor and maintenance costs associated with meeting the needs of the Company's increasing customer base.

Depreciation expense increased $591,000, or four percent, resulting from an increase in average gas plant in service of $76 million, or six percent, during the second quarter of 1994. This increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Net interest deductions increased $1.7 million, or 14 percent, over the prior period. The increase is the result of a $37 million increase in average long-term debt and a $36 million increase in average short-term debt outstanding during the period. The increase in debt is attributed primarily to borrowings for construction expenditures, including the draw down of a portion of IDRB funds previously held in trust.

Six Month Analysis
- ------------------
                                                Six Months Ended
                                                    June 30,
                                             ----------------------
                                             (Thousands of dollars)

                                                1994         1993
                                             ---------    ---------
Gas operating revenues                       $ 315,776    $ 282,755
Net cost of gas                                145,435      126,437
                                             ---------    ---------
  Operating margin                             170,341      156,318
Operations and maintenance expense              86,108       83,856
Depreciation and amortization                   28,429       27,313
General taxes                                   12,536       12,099
                                             ---------    ---------
  Operating income                              43,268       33,050
Other income (expense), net                     (1,380)         103
                                             ---------    ---------
  Income before interest and income taxes       41,888       33,153
Net interest deductions                         27,410       24,219
Income tax expense                               5,914        3,817
                                             ---------    ---------
  Net income before allocation to the Bank       8,564        5,117
Costs allocated to the Bank, net of tax          2,435        2,469
                                             ---------    ---------
Contribution to consolidated net income      $  10,999    $   7,586
                                             =========    =========

Contribution to consolidated net income increased $3.4 million, or 45 percent, as compared to the six months ended June 1993. This was the result of increased operating margin partially offset by increased operations and maintenance expense, depreciation expense and net interest deductions.

Operating margin increased $14 million, or nine percent, during the six months ended June 1994. The increase in operating margin is attributed to rate relief, strong customer growth, particularly in Arizona and southern Nevada, and differences in heating demand between periods.

Operations and maintenance expenses increased $2.3 million, or three percent, reflecting general increases in labor and maintenance costs associated with meeting the needs of the Company's increasing customer base.

Depreciation expense and general taxes increased $1.6 million, or four percent, resulting from an increase in average gas plant in service of $78 million, or six percent. This increase reflects capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth within the Company's service area.

Net interest deductions increased $3.2 million, or 13 percent, over the prior period. The increase is attributable to a $34 million increase in average long-term debt and a $50 million increase in average short-term debt outstanding during the period. The increase in debt is attributed primarily to borrowings for construction expenditures, including the draw down of a portion of IDRB funds previously held in trust.

Twelve Month Analysis
- ---------------------
                                              Twelve Months Ended
                                                   June 30,
                                             ----------------------
                                             (Thousands of dollars)

                                                1994         1993
                                             ---------    ---------
Gas operating revenues                       $ 572,126    $ 533,013
Net cost of gas                                231,288      212,542
                                             ---------    ---------
  Operating margin                             340,838      320,471
Operations and maintenance expense             172,174      166,194
Depreciation and amortization                   56,203       53,865
General taxes                                   24,562       23,041
                                             ---------    ---------
  Operating income                              87,899       77,371
Other income (expense), net                    (15,735)      (1,146)
                                             ---------    ---------
  Income before interest and income taxes       72,164       76,225
Net interest deductions                         52,897       47,517
Income tax expense                               7,011        9,259
                                             ---------    ---------
  Net income before allocation to the Bank      12,256       19,449
Costs allocated to the Bank, net of tax          4,907        4,979
                                             ---------    ---------
Contribution to consolidated net income      $  17,163    $  24,428
                                             =========    =========

Contribution to consolidated net income decreased $7.3 million, or 30 percent, as compared to the twelve months ended June 1993. Increased operating margin was offset by increased operations and maintenance expense, depreciation expense, and net interest deductions. The recognition of the Arizona pipe replacement program disallowances contributed significantly to the decline in net income.

Operating margin increased $20 million, or six percent, during the twelve months ended June 1994. This increase was due to continued customer growth in the Company's service areas, combined with rate relief in the Company's central Arizona, California and federal rate jurisdictions.

Operations and maintenance expenses increased $6 million, or four percent, resulting primarily from general cost increases in labor and materials over the same period ended a year ago. These increases are the direct result of increased costs to provide service to the Company's steadily growing customer base.

Depreciation expense and general taxes increased $3.9 million, or five percent. In the last twelve months, average gas plant in service increased $94 million, or eight percent. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate the number of new customers being added to the system.

Other income (expense) increased $14.6 million during the twelve months ended June 1994, principally the result of regulatory mandates to write off gross plant related to the central and southern Arizona pipe replacement programs. In December 1993, the Company wrote off $15.9 million of gross plant related to the pipe replacement programs. The impact of these disallowances, net of accumulated depreciation, tax benefits and other related items, was a noncash reduction to net income of $9.3 million. See Note 17 of the Notes to Consolidated Financial Statements of the 1993 Form 10-K for further discussion. In June 1994, the Company recorded an additional write-off relating to the southern Arizona settlement as discussed in Rates and Regulatory Proceedings--Arizona.

Net interest deductions increased $5.4 million, or 11 percent, the result of a $30 million increase in average long-term debt and a $46 million increase in average short-term debt outstanding during the period. This increase is primarily attributed to borrowings for construction expenditures, including the draw down of a portion of IDRB funds previously held in trust.

RATES AND REGULATORY PROCEEDINGS

    CALIFORNIA

Effective January 1, 1994, the Company received approval of an attrition allowance to increase annual margin by $1.5 million in its southern and northern California rate jurisdictions. Pursuant to the California Public Utilities Commission rate case processing plan, the Company filed a general rate application in January 1994 to increase annual margin by $1.1 million effective January 1995 for its southern and northern California rate jurisdictions.

    NEVADA

In March 1993, the Company filed general rate cases with the Public Service Commission of Nevada (PSCN) seeking approval to increase revenues for its southern and northern Nevada rate jurisdictions. The PSCN issued its rate order in October 1993 and ordered the Company to reduce general rates by $648,000 in southern Nevada and authorized a $799,000 increase in northern Nevada. The Company filed a motion for reconsideration and rehearing on several issues following the issuance of the rate order. In January 1994, the PSCN granted the rehearing of certain rate case issues. Hearings commenced in July 1994. The resolution of these issues is not expected to have a material effect on the Company's results of operations. A final order is expected in the fourth quarter of 1994.

    ARIZONA

In October 1993, the Company filed a rate application with the Arizona Corporation Commission (ACC) seeking approval to increase annual revenues by $10 million, or 9.3 percent, for its southern Arizona jurisdiction. In
July 1994, the ACC approved a settlement agreement of the southern Arizona general rate case. The agreement was reached through negotiations between the Company, the ACC staff, and the Residential Utility Consumer Office. The agreement calls for a $4.3 million, or 3.9 percent, rate increase which became effective July 1994. The Company also agreed not to file another general rate request for its southern Arizona jurisdiction before November 1996. The settlement established a disallowance formula to be used in future rate cases for expenditures related to defective materials and/or installation. As part of the settlement, the Company agreed to write off $3.2 million of gross plant in service related to southern Arizona pipe replacement programs in addition to the $1.3 million disallowance previously written off in December 1993. Cumulatively, the Company has written off $19.1 million in gross plant related to both central and southern Arizona pipe replacement programs. See Note 17 of the Notes to Consolidated Financial Statements of the 1993
Form 10-K for further discussion of Arizona pipe replacement program disallowances. The impact of these disallowances, net of accumulated depreciation, tax benefits and other related items, was a noncash reduction to net income of $9.6 million, or $0.45 per share, $9.3 million of which was recognized in December 1993. The Company believes this settlement effectively resolves all financial issues associated with currently challenged Arizona pipe replacement programs, that it has adequately provided for future disallowances and does not anticipate further material effects on results of operations as a result of gross plant disallowances related to these pipe replacement programs.

    FERC

In October 1992, Paiute filed a general rate case with the Federal Energy Regulatory Commission (FERC) requesting approval to increase revenues by $6.8 million annually. Paiute is seeking recovery of increased costs associated with its capacity expansion project that was placed into service in February 1993. Interim rates reflecting the increased revenues became effective in April 1993 and are subject to refund until a final order is issued. A final decision from the FERC is expected in late 1994.

                        FINANCIAL SERVICES SEGMENT

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

CAPITAL RESOURCES AND LIQUIDITY

In accordance with OTS regulations, the Bank is required to maintain an average daily balance of liquid assets equal to at least five percent of its liquidity base (savings deposits and borrowings due in one year or less) during the preceding calendar month. The liquidity ratio was 12 percent for the month of June 1994. The Bank's ratio is substantially higher than the requirement due to an increased level of transaction accounts. Management considers the Bank's liquidity position to be adequate. At June 30, 1994, the Bank maintained in excess of $295 million of unencumbered assets which could be borrowed against or sold to increase liquidity levels.

The Bank's deposits decreased $7.4 million during the quarter while increasing $19.4 million for the year. The decrease in the second quarter of 1994 is principally due to a $12.6 million decrease in transaction accounts, partially offset by a $5.2 million increase in longer term certificate of deposit accounts. The net increase for the first half of 1994 is due primarily to a $30.3 million increase in money market transaction accounts and an $8.2 million increase in certificates of deposit partially offset by a decline of $21.1 million in other transaction accounts.

FINANCIAL AND REGULATORY CAPITAL

The Bank exceeded all three minimum capital requirements--tangible, core and risk-based--applicable at June 30, 1994 and all three fully phased-in capital requirements which will be applicable at July 1, 1996 under current regulations. During the first six months of 1994, all three of the Bank's regulatory capital ratios declined as a result of the $8.8 million decline in the unrealized gain, net of tax, on debt securities available for sale offset partially by the Bank's first half net income of $4.4 million. The Bank's core and risk-based capital ratios also declined as a result of the deduction from capital of an additional $5.5 million of supervisory goodwill at June 30, 1994. The OTS requires the phase-out of supervisory goodwill includable in capital by January 1, 1995. The includable supervisory goodwill was 0.375 percent of total assets on January 1, 1994 and will reach zero percent on January 1, 1995. The Bank continues to be classified as "well capitalized" under the FDIC Improvement Act of 1991 (FDICIA).

A reconciliation of stockholder's equity to the three regulatory capital standards and the Bank's resulting ratios are set forth in the table below (thousands of dollars):

                                            June 30, 1994                           December 31, 1993
                               ---------------------------------------   ---------------------------------------
                                 Tangible        Core      Risk-based     Tangible         Core       Risk-based
                               -----------   -----------   -----------   -----------   -----------   -----------
Stockholder's equity           $   172,627   $   172,627   $   172,627   $   176,943   $   176,943   $   176,943

Capital adjustments:
  Nonsupervisory goodwill          (41,420)      (41,420)      (41,420)      (42,464)      (42,464)      (42,464)
  Supervisory goodwill             (26,150)      (19,905)      (19,905)      (27,037)      (14,422)      (14,422)
  Real estate investments              (49)          (49)         (186)           --            --          (478)
  General loan loss reserves            --            --        10,892            --            --        11,008
                               -----------   -----------   -----------   -----------   -----------   -----------

Regulatory capital                 105,008       111,253       122,008       107,442       120,057       130,587
Minimum required capital            24,982        49,964        69,265        25,229        50,459        70,031
                               -----------   -----------   -----------   -----------   -----------   -----------

Excess                         $    80,026   $    61,289   $    52,743   $    82,213   $    69,598   $    60,556
                               ===========   ===========   ===========   ===========   ===========   ===========

Regulatory capital ratio              6.31%         6.68%        14.09%         6.39%         7.14%        14.92%
Minimum required ratio                1.50          3.00          8.00          1.50          3.00          8.00
                               -----------   -----------   -----------   -----------   -----------   -----------

Excess                                4.81%         3.68%         6.09%         4.89%         4.14%         6.92%
                               ===========   ===========   ===========   ===========   ===========   ===========

Asset base                     $ 1,665,454   $ 1,665,454   $   865,818   $ 1,681,952   $ 1,681,952   $   875,387
                               ===========   ===========   ===========   ===========   ===========   ===========

At June 30, 1994 under fully phased-in capital rules applicable at July 1, 1996, the Bank would have exceeded its fully phased-in tangible, core and risk-based capital requirements by $79.2 million, $54.2 million and $45.2 million, respectively.

The OTS issued a regulation which adds a component to an institution's risk-based capital calculation effective in the third quarter of 1994. The regulation will require a reduction of an institution's risk-based capital by 50 percent of the decline in the institution's net portfolio value (NPV) exceeding two percent of assets under a hypothetical 200 basis point increase or decrease in market interest rates. Based upon OTS measurement of the Bank's interest rate risk (IRR) exposure at December 31, 1993 and March 31, 1994, and management's estimate of its IRR exposure at June 30, 1994, the Bank would not be subjected to a reduction of its risk-based capital as a result of the implementation of this regulation. The FDIC and the Office of the Comptroller of the Currency have proposed similar regulations which may result in a more stringent capital requirement for IRR than the current OTS regulations. OTS regulations can be no less stringent than those applicable to national banks. Therefore, the impact of this proposed regulation on the Bank is unknown at this time.

RESULTS OF FINANCIAL SERVICES OPERATIONS

Quarterly Analysis
- ------------------

The Bank recorded net income of $2.2 million for the three months ended
June 30, 1994 compared to a net loss of $4.7 million for the same period in 1993. After-tax components of the Bank's 1994 second quarter net income were comprised of $3 million from core banking operations and $391,000 of real estate income, offset partially by $965,000 of goodwill amortization expense and a $238,000 loss from credit card charge-offs. After-tax components of the Bank's 1993 second quarter net loss were comprised of income of $2.2 million from core banking operations, offset by a $5.8 million loss as the result of the write-off of goodwill associated with the sale of the Bank's Arizona-based deposit liabilities, a $117,000 loss from real estate operations, and $1 million in goodwill amortization.

Income from real estate operations was $595,000 for the second quarter of 1994 compared to a net loss of $206,000 for the second quarter of 1993. The increase was due principally to gains on the sale of a real estate development project in Nevada and a former branch facility in Arizona.

Net gains on secondary marketing hedging activities result from pair-offs of forward sale commitments used to hedge secondary marketing activities occurring during the second quarter of 1994. A net loss from similar activity was recorded for the same period in 1993.

General and administrative expenses decreased by $1.4 million, or 12 percent, in the second quarter of 1994 compared to the same period in 1993, due primarily to the effects of the sale of the Arizona-based deposit liabilities during the third quarter of 1993 and continued expense control.

The following table sets forth information with respect to interest rate spread for the periods shown (thousands of dollars):

                                                           Three Months Ended June 30,
                               ---------------------------------------------------------------------------------
                                                1994                                      1993
                               ---------------------------------------   ---------------------------------------
                                 Average                     Average       Average                     Average
                                 Balance      Interest        Yield        Balance      Interest        Yield
                               -----------   -----------   -----------   -----------   -----------   -----------
Interest-earning assets:
  Cash equivalents             $    50,587   $       512          4.05%  $    15,099   $       134          3.55%
  Debt securities held
    to maturity                     66,553         1,061          6.38       362,155         6,890          7.61
  Debt securities available
    for sale                       560,282         8,380          5.98       782,603         9,795          5.01
  Loans receivable, net            883,494        18,982          8.59       771,882        17,987          9.32
  FHLB stock                        16,795           189          4.50        16,346           170          4.16
                               -----------   -----------   -----------   -----------   -----------   -----------
Total interest-earning assets  $ 1,577,711        29,124          7.38   $ 1,948,085        34,976          7.18
                               ===========   -----------   -----------   ===========   -----------   -----------

Interest-bearing liabilities:
  Deposits                     $ 1,227,626        10,690          3.49   $ 1,604,657        16,491          4.11
  Securities sold under
    agreements to repurchase       213,925         2,466          4.62       294,886         3,256          4.42
  Advances from FHLB                71,000           832          4.70        14,222           315          8.86
  Notes payable                      8,200           160          7.83        18,510           384          8.30
  Unsecured senior notes                --            --            --        25,000           470          7.52
                               -----------   -----------   -----------   -----------   -----------   -----------
Total interest-bearing
  liabilities                  $ 1,520,751        14,148          3.73   $ 1,957,275        20,916          4.27
                               ===========   -----------   -----------   ===========   -----------   -----------

Cost of hedging activities                            56           .01                          --            --
                                             -----------   -----------                 -----------   -----------
Cost of funds                                     14,204          3.74                      20,916          4.27
                                             -----------   -----------                 -----------   -----------
Capitalized and
  transferred interest                                (4)           --                         (10)           --
                                             -----------   -----------                 -----------   -----------
Net interest income                          $    14,924          3.64%                $    14,070          2.91%
                                             ===========   ===========                 ===========   ===========
Net yield on interest-
  earning assets                                                  3.78%                                     2.89%
                                                           ===========                               ===========

During the second quarter of 1994, average interest-earning assets declined by approximately $370 million and average interest-bearing liabilities declined approximately $437 million compared to 1993. The decreases resulted primarily from the sale of $321 million of higher costing Arizona-based deposit liabilities funded by the sale of $334 million of lower yielding MBS in the third quarter of 1993. Despite a decrease in average interest-earning assets, net interest income increased $854,000 or six percent and net interest margin increased from 2.89 percent to 3.78 percent.

Six Month Analysis
- ------------------

Net income of $4.4 million was recorded for the first half of 1994 compared to a net loss of $1.1 million ($4.1 million net loss before cumulative effect of accounting change) for the six months ended June 30, 1993. After-tax components of the first half of 1994's net income were comprised of $5.4 million from core banking operations, a gain of $861,000 from the Bank's credit card portfolio sale net of credit card charge-offs, and a $72,000 gain from real estate operations. Income was partially offset by $1.9 million of goodwill amortization. After-tax components of the Bank's 1993 first half net loss were comprised of income of $3.9 million from core banking operations and $3 million from the cumulative effect of the accounting change for taxes, offset by the write-off of goodwill of $5.8 million as the result of the Bank's sale of its Arizona-based deposit liabilities in 1993, goodwill amortization of $2 million and a $224,000 loss on real estate operations.

Income from the Bank's real estate operations increased $479,000 in 1994 as a result of the sale of a real estate development project in Nevada and the sale of a former branch facility in Arizona.

General and administrative expenses declined $2.4 million or 10 percent for the first six months of 1994 versus the same period in 1993 due to declines in overall operating expenses as a result of the 1993 sale of the Bank's Arizona-based deposit liabilities.

The following table sets forth information with respect to interest rate spread for the periods shown (thousands of dollars):

                                                        Six Months Ended June 30,
                               ---------------------------------------------------------------------------------
                                                 1994                                      1993
                               ---------------------------------------   ---------------------------------------
                                 Average                     Average       Average                     Average
                                 Balance      Interest        Yield        Balance      Interest        Yield
                               -----------   -----------   -----------   -----------   -----------   -----------
Interest-earning assets:
  Cash equivalents             $    60,122   $     1,065          3.54%  $    30,943   $       527          3.41%
  Debt securities held
    to maturity                     67,165         2,162          6.44       768,532        24,059          6.26
  Debt securities available
    for sale                       574,133        16,804          5.85       391,302         9,795          5.01
  Loans receivable, net            869,339        36,797          8.47       762,604        36,338          9.53
  FHLB stock                        16,708           341          4.08        16,530           254          3.07
                               -----------   -----------   -----------   -----------   -----------   -----------
Total interest-earning assets  $ 1,587,467        57,169          7.20   $ 1,969,911        70,973          7.21
                               ===========   -----------   -----------   ===========   -----------   -----------

Interest-bearing liabilities:
  Deposits                     $ 1,217,325        21,023          3.48   $ 1,603,352        33,766          4.25
  Securities sold under
    agreements to repurchase       235,236         5,176          4.44       326,057         7,036          4.35
  Advances from FHLB                71,000         1,654          4.70        15,111           664          8.86
  Notes payable                      8,233           314          7.69        18,575           777          8.44
  Unsecured senior notes                --            --            --        25,000           940          7.58
                               -----------   -----------   -----------   -----------   -----------   -----------
Total interest-bearing
  liabilities                  $ 1,531,794        28,167          3.71   $ 1,988,095        43,183          4.38
                               ===========   -----------   -----------   ===========   -----------   -----------

Cost of hedging activities                            93           .01                          --            --
                                             -----------   -----------                 -----------   -----------
Cost of funds                                     28,260          3.72                      43,183          4.38
                                             -----------   -----------                 -----------   -----------
Capitalized and
  transferred interest                               (11)           --                         (37)           --
                                             -----------   -----------                 -----------   -----------
Net interest income                          $    28,920          3.48%                $    27,827          2.83%
                                             ===========   ===========                 ===========   ===========
Net yield on interest-
  earning assets                                                  3.64%                                     2.83%
                                                           ===========                               ===========

During the first half of 1994, average interest-earning assets decreased
$382 million and average interest-bearing liabilities decreased $456 million.
The decreases resulted from the sale of the Bank's higher costing Arizona-based
deposit liabilities in the third quarter of 1993 and sales and principal repayments of loans and lower yielding debt securities exceeding originations and purchases.  Despite the decline in average interest earning assets, net interest income increased $1.1 million.

Twelve Month Analysis
- ---------------------

The Bank recorded net income of $12 million for the twelve months ended
June 30, 1994 compared to a loss of $2.1 million for the twelve months ended June 30, 1993. After-tax components of the Bank's net income for the twelve months ended June 30, 1994 were comprised of $9.3 million from core banking operations, a gain of $4.8 million from the sale of debt securities used to fund the sale of the Arizona deposit liabilities, a gain of $861,000 from the sale of the Bank's credit card portfolio net of credit card charge-offs, a $1.2 million gain from a legal settlement and a change in tax rate, offset partially by a loss of $281,000 from real estate operations, and $3.9 million of goodwill amortization expense. After-tax components of the Bank's net loss for the twelve months ended June 30, 1993 were comprised of income of $6.9 million from core banking operations, a $3 million gain as the result of the cumulative effect of a change in method of accounting for income taxes, and gains of $1.3 million and $544,000 on the sale of servicing rights and balance sheet restructuring, respectively; offset by a $4 million loss from real estate operations, a $5.8 million loss on the sale of the Arizona-based deposit liabilities, and $4.1 million of goodwill amortization expense.

Net interest income increased $5.2 million due to the following factors:

(i) Total interest income decreased $25.7 million, or 18 percent, due to a decrease in interest income on debt securities of $26.5 million, or 38 percent, caused by a $416 million decrease in the average balance and a 14 basis point decrease in the average yield; and a decrease in interest income on loans of $277,000 due to a 94 basis point decrease in the average yield, partially offset by an increase of $78.7 million in the average portfolio balance. In May 1993, $638 million of mortgage-backed securities
     (MBS) were designated as MBS held for sale in connection with the sale of the Arizona-based deposit liabilities and in anticipation of implementation of SFAS No. 115, thus causing changes in the average balances of the available for sale and held to maturity categories. The net decrease in total MBS was due primarily to $334 million of MBS sold during August of 1993 to fund the transfer of the Arizona-based deposit liabilities. In addition, interest income from cash equivalents and dividends from FHLB stock increased $1.1 million, or 74 percent, due to an increase
     $23.2 million in the average portfolio balance and an increase of 56 basis points in the yield.

(ii) Total interest expense decreased $30.9 million, or 34 percent, due to a decrease in interest on deposits of $27.7 million, or 38 percent, caused by a decrease of 87 basis points in the average interest rate, and a decrease of $377 million in the average balance outstanding as a result of the sale of the Arizona-based deposit liabilities; and, a decrease in interest on borrowings of $3.4 million, or 18 percent, due to a 104 basis point decrease in the average borrowing rate, partially offset by an increase of $1.6 million in the average balance outstanding. Capitalized and transferred interest decreased $197,000 due to the decline in the real estate portfolio.

Net loss from real estate operations was $431,000 for the twelve months ended June 30, 1994 compared to a net loss of $6.1 million for the same period in 1993. The loss for the twelve-month period ended June 30, 1993 was primarily attributable to the establishment of $6.5 million in provisions for estimated losses on the Bank's real estate investments, compared to provisions of $602,000 for the current twelve-month period. The provisions for the twelve-month period ended June 30, 1993 were primarily the result of the Bank's valuation allowances and charge-offs of real estate required as a result of the slow sales activity and the decline in real estate values in the California market. Similar levels of provisions and charge-offs did not occur in the twelve months ended June 30, 1994 due to a substantially lower portfolio balance.

Net gains on the sale of loans decreased $2.5 million for the twelve months ended June 30, 1994 compared to the same period ended June 30, 1993, principally due to a greater volume of loan sales during 1993 as part of the Bank's balance sheet restructuring.

Loss on the sale of the Bank's Arizona-based deposit liabilities was $6.2 million for the twelve months ended June 30, 1993. Net gains on the sale of MBS for the twelve months ended June 30, 1994 were $7.6 million. The MBS were sold primarily to fund the sale of the Arizona-based deposit liabilities to World Savings and Loan Association. Net gains on the sale of MBS for the twelve months ended June 30, 1993 were $2.5 million. This gain was primarily the result of the Bank's balance sheet restructuring.

Loan related fees decreased $523,000 due to a lower level of loans serviced for others as a result of the sale of mortgage loan servicing rights and payoffs within the loan servicing portfolio. Deposit related fees and other income increased by $1.1 million due to a higher deposit fee structure and the increased level of transaction accounts subject to fee assessment.

General and administrative expenses declined $2.3 million, or five percent, for the twelve months ended June 30, 1994 compared to the same period in 1993 due to the sale of the Arizona-based deposit liabilities and increased efficiencies.

ASSET QUALITY

NONPERFORMING ASSETS. Nonperforming assets are comprised of nonaccrual assets, restructured loans and real estate acquired through foreclosure. Nonaccrual assets are those on which management believes the timely collection of interest is doubtful. Loans are transferred to nonaccrual status when payments of interest or principal are 90 days past due or if, in management's opinion, the accrual of interest should be ceased sooner. There were no loans on accrual status which were over 90 days delinquent or past maturity as of June 30, 1994. Interest income for loans on nonaccrual status is generally recorded on a cash basis.

The following table summarizes nonperforming assets as of the dates indicated (thousands of dollars):

                                               June 30,   December 31,
                                                 1994         1993
                                               --------     --------
Nonaccrual loans past due 90 days or more:
  Mortgage loans:
    Construction and land                      $  1,711     $  1,233
    Permanent single-family residences            7,580        6,636
    Other mortgage loans                          6,693        6,728
                                               --------     --------
                                                 15,984       14,597
  Nonmortgage loans                                 352          184
Restructured loans                               16,597        2,842
                                               --------     --------
   Total nonperforming loans                     32,933       17,623
Real estate acquired through foreclosure          8,001        9,707
                                               --------     --------
   Total nonperforming assets                  $ 40,934     $ 27,330
                                               ========     ========
Allowance for estimated credit losses          $ 16,443     $ 16,251
                                               ========     ========
Allowance for estimated credit losses as a
  percentage of nonperforming loans               49.93%       92.21%
                                               ========     ========
Allowance for estimated credit losses as a
  percentage of nonperforming assets              40.17%       59.46%
                                               ========     ========

The increase in restructured loans of $13.8 million is a result of single family loan modifications made to borrowers with earthquake-related damage in California. Federal agencies encouraged financial institutions to modify loan terms for certain borrowers who were affected by the earthquake which occurred in January of this year. The terms of these modifications were generally three- to six-month payment extensions with no negative credit reporting regarding the borrower. These loans are on a nonaccrual basis during the extension period.

The decrease in real estate acquired through foreclosure of $1.7 million is due primarily to pay-downs of three single-family residential construction loans in California for $1.1 million and $537,000 of single-family residential loan payoffs and sales (primarily in Arizona).

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

The following table sets forth the amounts of the Bank's classified assets and ratio of classified assets to total assets, net of allowances and charge-offs, as of the dates indicated (thousands of dollars):

                                              June 30, 1994       December 31, 1993
                                           -------------------   -------------------
                                                    % of Total            % of Total
                                           Balance     Assets    Balance     Assets
                                           --------   --------   --------   --------
Substandard assets:
  Loans:
   Single family residential               $  8,276       0.48%  $  7,339       0.42%
   Consumer                                     352       0.02        134       0.01
   Commercial and multi-family mortgage      22,133       1.28     25,522       1.47
   Construction and land                      4,860       0.28      4,581       0.26
   Other                                         43         --        310       0.02
  Foreclosed real estate (net)                8,001       0.46      9,707       0.55
  Real estate held for investment             1,226       0.07      2,166       0.12
  Investments                                26,004       1.50     29,509       1.68
Doubtful assets                                  --         --         --         --
Loss assets                                      --         --         --         --
                                           --------   --------   --------   --------
    Total                                  $ 70,895       4.09%  $ 79,268       4.53%
                                           ========   ========   ========   ========

Classified assets decreased $8.4 million from December 31, 1993 to June 30, 1994 primarily as a result of the upgrade of a $2.1 million shopping center loan, repayments of $3.5 million of investments, a decrease of $940,000 in real estate held for investment due to sales, and a $1.7 million decrease in foreclosed real estate. The investment security classified as substandard represents a privately issued MBS collateralized by apartments, office buildings, town homes, shopping centers and day care centers located in various states along the southeastern seaboard and is further supported by a credit enhancement feature. The single A credit rating of this security was withdrawn in the first half of 1993, due to a large number of delinquencies underlying the security. Based on extensive credit reviews, the Bank determined that only a portion of the underlying loans met the criteria for substandard classification. However, the entire security is classified as substandard because the OTS does not have a policy for the "split rating" of a security. The security may be upgraded once improvement in the level of delinquencies in the loans underlying the security occurs.

Substandard loans decreased $2.2 million due primarily to the upgrade of a $2.1 million shopping center loan in Nevada. The largest substandard loan at June 30, 1994 was an $8.3 million multi-family real estate loan in Nevada. The Bank had five additional substandard loans at June 30, 1994 in excess of $1 million: one multi-family real estate loan in Nevada, two hotel loans in Nevada, one single-family residential construction loan in California, and one outstanding single-family residential commitment in California.

The largest foreclosed real estate asset held by the Bank at June 30, 1994 was a $1.7 million single-family construction real estate parcel in California. The Bank also owned two parcels of foreclosed real estate at June 30, 1994 with book values in excess of $1 million: one multi-family property located in Nevada, and one land parcel located in California.

The Bank's largest investment in real estate classified as substandard at June 30, 1994, was a former bank branch in Arizona with a current book value of $891,000. The Bank's remaining real estate development projects classified as substandard have current book values of $195,000 and $140,000.

Special mention assets increased from $27.6 million at December 31, 1993 to $50.9 million at June 30, 1994, primarily due to the addition of $13.9 million in California single family residential loans with earthquake related problems which were modified and a Nevada apartment loan for $9 million. The geographic concentration of the Bank's classified assets at June 30, 1994 was 39 percent in Nevada, 21 percent in California, 3 percent in Arizona, and 37 percent in the southeastern seaboard states.

It is the Bank's practice to charge off all assets or portions thereof which it considers to be "loss." As a result, none of the Bank's assets, net of charge-offs, were classified as "loss" at June 30, 1994.

The following tables set forth the Bank's charge-off experience for loans receivable and real estate acquired through foreclosure by loan type (thousands of dollars):
                                                                       Net
                                       Charge-Offs   Recoveries    Charge-Offs
                                       -----------   -----------   -----------
Six Months Ended June 30, 1994:
- -------------------------------
Single-family residential              $       913   $      (368)  $       545
Commercial and multi-family mortgage           602           (99)          503
Construction/land                              903           (11)          892
Nonmortgage                                  1,934          (357)        1,577
                                       -----------   -----------   -----------
   Total net charge-offs               $     4,352   $      (835)  $     3,517
                                       ===========   ===========   ===========

Six Months Ended June 30, 1993:
- -------------------------------
Single-family residential              $       686   $      (105)  $       581
Commercial and multi-family mortgage           771           (89)          682
Construction/land                              816          (177)          639
Nonmortgage                                  1,240          (353)          887
                                       -----------   -----------   -----------
   Total net charge-offs               $     3,513   $      (724)  $     2,789
                                       ===========   ===========   ===========

PROVISIONS AND ALLOWANCES FOR LOAN AND REAL ESTATE LOSSES. On a regular basis, management evaluates the adequacy of the allowances for estimated losses on loans, investments, and real estate and establishes additions to the allowances through provisions to expense. The Bank utilizes a comprehensive internal asset review system and general valuation allowance methodology. General valuation allowances are established for each of the loan, investment, and real estate portfolios for unforeseen losses. Factors taken into account in determining the adequacy of allowances include review of existing risks in the portfolios, prevailing and anticipated economic conditions, actual loss experience and delinquencies. Regular reviews of the quality of the Bank's loan, investment, and real estate portfolios by the Risk Management Committee and examinations by regulatory authorities are performed periodically.

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

                                          Total       Investments
                                        Loans and         in
                                        Foreclosed       Real
                                        Real Estate     Estate         Total
                                        -----------   -----------   -----------
Balance at March 31, 1994               $    15,563   $       541   $    16,104
  Provisions for estimated losses             2,275          (367)        1,908
  Charge-offs, net of recoveries             (1,395)          311        (1,084)
                                        -----------   -----------   -----------
Balance at June 30, 1994                $    16,443   $       485   $    16,928
                                        ===========   ===========   ===========

Balance at December 31, 1993            $    16,251   $       935   $    17,186
  Provisions for estimated losses             3,709            47         3,756
  Charge-offs, net of recoveries             (3,517)         (497)       (4,014)
                                        -----------   -----------   -----------
Balance at June 30, 1994                $    16,443   $       485   $    16,928
                                        ===========   ===========   ===========

Balance at March 31, 1993               $    17,022   $     1,070   $    18,092
  Provisions for estimated losses             1,180           217         1,397
  Charge-offs, net of recoveries             (1,460)         (447)       (1,907)
                                        -----------   -----------   -----------
Balance at June 30, 1993                $    16,742   $       840   $    17,582
                                        ===========   ===========   ===========

Balance at December 31, 1992            $    17,228   $     1,463   $    18,691
  Provisions for estimated losses             2,303           455         2,758
  Charge-offs, net of recoveries             (2,789)       (1,078)       (3,867)
                                        -----------   -----------   -----------
Balance at June 30, 1993                $    16,742   $       840   $    17,582
                                        ===========   ===========   ===========

The Bank recorded net loan charge-offs of $3.5 million and net real estate write-downs of $497,000 during the first half of 1994 as a result of the analysis of the adequacy of its allowances for estimated credit and real estate losses. For the second quarter of 1994, the Bank recorded net loan charge-offs of $1.4 million and net real estate recoveries of $311,000. The loan and foreclosed real estate charge-offs were primarily attributable to the partial charge-off of an apartment complex loan in Nevada, two single-family residential construction properties located in California and credit card and other consumer loan charge-offs. The Bank's quarterly analysis required no significant change in the allowance for estimated credit losses at June 30, 1994 from December 31, 1993.

Included in net real estate write-downs of $497,000 for 1994 were $519,000 related to the Bank's two previous branches in Arizona which were subsequently transferred to investment in real estate from premises and equipment in conjunction with the sale of the Arizona-based deposit liabilities in the second quarter of 1993. Through a bulk sale, the Bank recovered $280,000 on a real estate project in Nevada during the second quarter of 1994, which was previously written down.

                          PART II - OTHER INFORMATION

Items 1-3 None

Item 4    Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Shareholders was held on May 12, 1994. The eleven directors nominated were reelected by shareholders. Other matters voted upon and the results of the voting were as follows:

          (1) The proposed amendment to the Company's Restated Articles of Incorporation to provide for a classified Board of Directors having staggered three-year terms was not approved.
                Shareholders voted 8,461,232 shares in favor, 5,245,700 opposed, and 4,079,144 abstentions and broker nonvotes. An amendment to the Articles of Incorporation requires the affirmative vote of at least 50 percent of the outstanding shares of the Company's common stock.

          (2) The Management Incentive Plan for key management employees of the Company was approved. Shareholders voted 14,595,301 shares in favor, 2,699,536 opposed, and 491,239 abstentions.

          (3) The selection of Arthur Andersen & Co. to audit the financial statements of the Company and its subsidiaries for 1994 was approved. Shareholders voted 17,122,899 shares in favor, 423,638 opposed, and 239,539 abstentions.

Item 5    None

Item 6    Exhibits and Reports on Form 8-K

          (a) The following documents are filed as part of this report on Form 10-Q:

                Exhibit 3.ii  - Amended Bylaws of Southwest Gas Corporation
                Exhibit 10.01 - Management Incentive Plan, amended and
                                  restated May 10, 1994
                Exhibit 10.02 - Executive Deferral Plan, amended and
                                  restated May 10, 1994
                Exhibit 10.03 - Supplemental Retirement Plan, amended and
                                  restated effective May 10, 1994

           (b)  Reports on Form 8-K - None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      Southwest Gas Corporation
                               ---------------------------------------
                                            (Registrant)






Date:  August 11, 1994







                                         /s/ Edward A. Janov
                               ---------------------------------------
                                           Edward A. Janov
                               Controller and Chief Accounting Officer