Form 10-Q
period 1994-09-30
SOUTHWEST GAS CORP
filed 1994-11-10
CIK 92416

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

                For the quarterly period ended September 30, 1994

                                        OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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


        Registrant's telephone number, including area code: (702) 876-7237


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes   X   No
                                                -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common Stock, $1 Par Value, 21,170,984 shares as of November 4, 1994

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


The condensed consolidated financial statements included herein have been prepared by Southwest Gas Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring items necessary for a fair presentation of the results for the interim periods, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report on Form 10-K, and 1994 quarterly reports on Form 10-Q.

                                          SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                   (Thousands of dollars)
                                                        (Unaudited)
                                                                                      SEPTEMBER 30,             DECEMBER 31,
                                                                                          1994                     1993
                                                                                      -------------            -------------
             ASSETS
Cash and cash equivalents                                                             $     115,208            $     121,342
Debt securities available for sale (at fair value)                                          566,491                  595,726
Debt securities held to maturity (fair value of $72,713 and $68,738)                         74,730                   69,660
Loans receivable, net of allowance for estimated losses of
 $16,995 and $16,251                                                                        900,849                  817,279
Loans receivable held for sale (fair value of $1,879 and $22,019)                             1,868                   20,051
Receivables, less reserves for uncollectibles                                                39,545                   98,265
Gas utility property, net of accumulated depreciation                                     1,007,249                  954,488
Real estate held for sale or development, net of allowance
 for estimated losses of $906 and $935                                                          292                    4,088
Real estate acquired through foreclosure                                                      8,053                    9,707
Other property, net of accumulated depreciation                                              35,910                   36,495
Excess of cost over net assets acquired                                                      66,605                   69,501
Other assets                                                                                138,656                  147,347
                                                                                      -------------            -------------
                                                                                      $   2,955,456            $   2,943,949
                                                                                      =============            =============
   LIABILITIES & STOCKHOLDERS' EQUITY

Deposits                                                                              $   1,251,550            $   1,207,852
Securities sold under agreements to repurchase                                              225,480                  259,041
Deferred income taxes and tax credits, net                                                  136,991                  151,558
Accounts payable and other accrued liabilities                                              197,069                  194,697
Notes payable                                                                                87,000                   86,000
Long-term debt, including current maturities                                                726,010                  692,865
                                                                                      -------------            -------------
                                                                                          2,624,100                2,592,013
                                                                                      -------------            -------------

Preferred and preference stocks, including current maturities                                 8,058                    8,058
                                                                                      -------------            -------------

Common stock
 Authorized - 30,000,000 shares; issued and
   outstanding - 21,128,654 shares and 20,997,319 shares                                     22,759                   22,627
Additional paid-in capital                                                                  276,577                  274,410
Capital stock expense                                                                        (5,685)                  (5,685)
Unrealized gain (loss), net of tax, on debt securities available for sale                    (2,714)                   8,761
Retained earnings                                                                            32,361                   43,765
                                                                                      -------------            -------------
                                                                                            323,298                  343,878
                                                                                      -------------            -------------
                                                                                      $   2,955,456            $   2,943,949
                                                                                      =============            =============

        The accompanying notes are an integral part of these statements.

                                             SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                              (In thousands, except per share amounts)
                                                             (Unaudited)
                                                                        THREE MONTHS ENDED  NINE MONTHS ENDED  TWELVE MONTHS ENDED
                                                                          SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                                        ------------------  ------------------  ------------------
                                                                          1994      1993      1994      1993      1994      1993
                                                                        --------  --------  --------  --------  --------  --------
Operating revenues:
  Gas operating revenues                                                $ 92,245  $ 84,291  $408,021  $367,046  $580,080  $534,018
  Financial services interest income                                      29,894    31,881    87,063   102,854   116,534   138,252
  Other                                                                    2,156    10,072     8,543    14,876    12,078    20,823
                                                                        --------  --------  --------  --------  --------  --------
                                                                         124,295   126,244   503,627   484,776   708,692   693,093
                                                                        --------  --------  --------  --------  --------  --------
Operating expenses:
  Net cost of gas purchased                                               34,411    29,765   179,846   156,202   235,934   213,087
  Financial services interest expense, net                                14,867    17,267    43,116    60,413    57,779    83,041
  Operating expense                                                       43,006    42,012   125,988   123,870   167,268   165,523
  Maintenance expense                                                      8,125     6,928    22,188    20,936    29,588    27,941
  Provision for estimated credit losses                                    1,498     2,782     5,254     5,540     6,936     9,836
  Depreciation, depletion and amortization                                16,191    16,103    48,593    47,846    64,330    63,805
  Taxes other than income taxes                                            6,314     6,067    19,055    18,491    25,324    24,099
  Other                                                                    4,582     5,577    13,159    21,198    17,806    25,767
                                                                        --------  --------  --------  --------  --------  --------
                                                                         128,994   126,501   457,199   454,496   604,965   613,099
                                                                        --------  --------  --------  --------  --------  --------
Operating income (loss)                                                   (4,699)     (257)   46,428    30,280   103,727    79,994
                                                                        --------  --------  --------  --------  --------  --------
Other income and (expenses):
  Net interest deductions                                                (14,677)  (12,337)  (42,087)  (36,556)  (55,238)  (48,752)
  Other income (deductions), net                                             386      (242)     (994)     (140)  (15,105)   (1,326)
                                                                        --------  --------  --------  --------  --------  --------
                                                                         (14,291)  (12,579)  (43,081)  (36,696)  (70,343)  (50,078)
                                                                        --------  --------  --------  --------  --------  --------
Income (loss) before income taxes                                        (18,990)  (12,836)    3,347    (6,416)   33,384    29,916
Income tax expense (benefit)                                              (7,825)   (5,492)    1,583       (81)   12,923    11,556
                                                                        --------  --------  --------  --------  --------  --------
Net income (loss) before cumulative effect of accounting change          (11,165)   (7,344)    1,764    (6,335)   20,461    18,360
Cumulative effect of change in method of accounting                           --        --        --     3,045        --     3,045
                                                                        --------  --------  --------  --------  --------  --------
Net income (loss)                                                        (11,165)   (7,344)    1,764    (3,290)   20,461    21,405
Preferred/preference stock dividend requirements                             138       194       415       603       554       849
                                                                        --------  --------  --------  --------  --------  --------
Net income (loss) applicable to common stock                            $(11,303) $ (7,538) $  1,349  $ (3,893) $ 19,907  $ 20,556
                                                                        ========  ========  ========  ========  ========  ========
Earnings (loss) per share before cumulative effect of
  accounting change                                                     $  (0.54) $  (0.37) $   0.06  $  (0.34) $   0.95  $   0.85
Earnings per share from cumulative effect of change in method of
  accounting                                                                  --        --        --      0.15        --      0.15
                                                                        --------  --------  --------  --------  --------  --------
Earnings (loss) per share of common stock                               $  (0.54) $  (0.37) $   0.06  $  (0.19) $   0.95  $   1.00
                                                                        ========  ========  ========  ========  ========  ========
Dividends paid per share of common stock                                $  0.205  $  0.195  $  0.595  $  0.545  $   0.79  $   0.72
                                                                        ========  ========  ========  ========  ========  ========
Average number of common shares outstanding                               21,067    20,769    21,040    20,667    21,008    20,649
                                                                        ========  ========  ========  ========  ========  ========

        The accompanying notes are an integral part of these statements.

                                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Thousands of dollars)
                                                   (Unaudited)
                                                                       NINE MONTHS ENDED      TWELVE MONTHS ENDED
                                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                                     ----------------------  ----------------------
                                                                        1994        1993        1994        1993
                                                                     ----------  ----------  ----------  ----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $    1,764  $   (3,290) $   20,461  $   21,405
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation, depletion and amortization                            48,593      47,846      64,330      63,805
     Change in unrecovered purchased gas costs                           11,000      (9,321)    (13,250)    (23,250)
     Change in deferred income taxes                                    (14,568)     23,501     (10,868)     20,331
     Change in deferred charges and credits                               7,929      (6,639)     12,013      (9,365)
     Change in provision for estimated losses                             5,254       5,540       6,936       9,836
     Change in noncash working capital                                   42,794      17,793      28,502      18,772
     Loss on sale of Arizona assets and services                             --       6,800        (538)      6,800
     Cumulative effect of change in method of
      accounting for income taxes                                            --      (3,045)         --      (3,045)
     Other                                                                1,112      (7,893)     14,491      (9,804)
                                                                     ----------  ----------  ----------  ----------
     Net cash provided by operating activities                          103,878      71,292     122,077      95,485
                                                                     ----------  ----------  ----------  ----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Construction expenditures                                             (99,873)    (78,651)   (136,645)   (122,039)
  Purchases of debt securities                                         (205,351)    (67,190)   (251,239)   (193,685)
  Proceeds from sale of debt securities                                   5,074     355,755      10,172     370,679
  Maturities and repayment of debt securities                           226,961     209,481     311,268     287,542
  Loan originations, net of repayments                                 (113,370)   (139,100)   (160,879)   (205,446)
  Sales of loans and loan servicing rights                               40,786      56,034      63,105      90,944
  Proceeds from sales of real estate held for development                 4,122         650       5,398       2,774
  Proceeds from sales of real estate acquired through foreclosure         3,713      10,563      16,066      16,904
  Acquisition of real estate held for development                          (378)     (2,776)       (813)     (3,606)
  Proceeds from sale of Arizona assets and services                          --       6,718          --       6,718
  Other                                                                  (4,659)       (549)     (6,520)     (1,264)
                                                                     ----------  ----------  ----------  ----------
     Net cash provided by (used in) investing activities               (142,975)    350,935    (150,087)    249,521
                                                                     ----------  ----------  ----------  ----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from (repayments of) repurchase
   agreements and other borrowings                                      (33,561)    (71,418)    (79,961)      3,882
  Change in deposit accounts                                             43,698    (102,656)     53,539    (126,751)
  Issuance of long-term debt                                             36,400      70,000      53,309      77,451
  Retirement of long-term debt                                           (3,255)    (48,644)     (3,178)    (69,891)
  Issuance of notes payable                                               1,000      41,000      26,000      56,000
  Dividends paid                                                        (12,932)    (11,867)    (17,204)    (15,738)
  Sale and assumption of Arizona deposit liabilities                         --    (320,902)         --    (320,902)
  Issuance of common stock                                                2,299       4,356       4,734       4,356
  Other                                                                    (686)     (1,708)     (7,050)     (7,965)
                                                                     ----------  ----------  ----------  ----------
     Net cash provided by (used in) financing activities                 32,963    (441,839)     30,189    (399,558)
                                                                     ----------  ----------  ----------  ----------
     Net change in cash and cash equivalents                             (6,134)    (19,612)      2,179     (54,552)
  Balance at beginning of period                                        121,342     132,641     113,029     167,581
                                                                     ----------  ----------  ----------  ----------
  Balance at end of period                                           $  115,208  $  113,029  $  115,208  $  113,029
                                                                     ==========  ==========  ==========  ==========
Supplemental disclosures of cash flow information
  Cash paid during the period for:
     Interest, net of amounts capitalized                            $   54,071  $   54,579  $   66,377  $   66,006
     Income taxes, net of refunds                                         2,425      16,121      (2,713)      5,032

        The accompanying notes are an integral part of these statements.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summarized Consolidated Financial Statement Data


Summarized consolidated financial statement data for PriMerit Bank is presented below:

                         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                          (Thousands of dollars)
                                               (Unaudited)

                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                 1994              1993
                                                                             -------------     -------------
                         ASSETS

Cash and due from banks                                                      $      46,188     $      55,712
Cash equivalents                                                                    65,095            63,503
Debt securities available for sale (at fair value)                                 566,491           595,726
Debt securities held to maturity (fair value of $72,713 and $68,738)                74,730            69,660
Loans receivable, net of allowance for estimated credit losses
  of $16,995 and $16,251                                                           900,849           817,279
Loans receivable held for sale (fair value of $1,879 and $22,019)                    1,868            20,051
Real estate held for sale or development, net of allowance for
  estimated losses of $906 and $935                                                    292             4,088
Real estate acquired through foreclosure                                             8,053             9,707
Excess of cost over net assets acquired                                             66,605            69,501
FHLB stock, at cost                                                                 17,055            16,501
Other assets                                                                        36,089            29,691
                                                                             -------------     -------------
                                                                             $   1,783,315     $   1,751,419
                                                                             =============     =============

              LIABILITIES AND STOCKHOLDER'S EQUITY

Deposits                                                                     $   1,251,550     $   1,207,852
Securities sold under agreements to repurchase                                     225,480           259,041
Advances from FHLB                                                                  74,400            71,000
Notes payable                                                                        8,200             8,265
Other liabilities                                                                   51,875            28,318
                                                                             -------------     -------------
                                                                                 1,611,505         1,574,476
Stockholder's equity                                                               171,810           176,943
                                                                             -------------     -------------
                                                                             $   1,783,315     $   1,751,419
                                                                             =============     =============
/TABLE

                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                       (Thousands of dollars)
                                                             (Unaudited)
                                                                         THREE MONTHS ENDED  NINE MONTHS ENDED  TWELVE MONTHS ENDED
                                                                           SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                                         ------------------  ------------------  ------------------
                                                                           1994      1993      1994      1993      1994      1993
                                                                         --------  --------  --------  --------  --------  --------
Interest income                                                          $ 29,894  $ 31,881  $ 87,063  $102,854  $116,534  $138,252
Interest expense                                                           14,867    17,267    43,116    60,413    57,779    83,041
                                                                         --------  --------  --------  --------  --------  --------
  Net interest income                                                      15,027    14,614    43,947    42,441    58,755    55,211
Provision for estimated credit losses                                      (1,493)   (2,742)   (5,202)   (5,045)   (6,369)   (7,326)
                                                                         --------  --------  --------  --------  --------  --------
  Net interest income after provision for credit losses                    13,534    11,872    38,745    37,396    52,386    47,885
                                                                         --------  --------  --------  --------  --------  --------

Income from real estate operations                                           (103)       97        54       183       (29)      360
Provision for estimated real estate losses                                     (5)      (40)      (52)     (495)     (567)   (2,510)
                                                                         --------  --------  --------  --------  --------  --------
   Net income (loss) from real estate operations                             (108)       57         2      (312)     (596)   (2,150)
Gain on sale of loans                                                         179       538       543     1,521       857     2,144
Loss on sale of loans                                                         (20)       (4)     (289)      (49)     (324)     (207)
Net gain on sale of debt securities                                             1     7,501        34     7,873       134     8,451
Gain on sale of mortgage loan servicing                                        --        --        --        --        --     1,930
Gain (loss) on secondary marketing hedging activity                            (6)     (226)      316      (980)      328      (945)
Loan related fees                                                             133       257       799       892       932     1,374
Deposit related fees                                                        1,923     1,682     5,154     4,696     6,855     6,075
Gain on sale of credit cards                                                   --        --     1,690        --     1,690        --
Gain (loss) on sale - Arizona branches                                         --      (640)       --    (6,800)      538    (6,800)
Other income                                                                   49       227       242       740     1,635     1,641
                                                                         --------  --------  --------  --------  --------  --------
                                                                           15,685    21,264    47,236    44,977    64,435    59,398
General and administrative expenses                                        11,116    12,020    32,877    36,195    44,978    48,499
Amortization of cost in excess of net assets acquired                         965       966     2,896     3,019     3,861     4,058
                                                                         --------  --------  --------  --------  --------  --------
  Income before income taxes                                                3,604     8,278    11,463     5,763    15,596     6,841
Income tax expense                                                          1,627     2,937     5,121     4,530     6,936     5,082
                                                                         --------  --------  --------  --------  --------  --------
  Net income before cumulative effect of accounting change                  1,977     5,341     6,342     1,233     8,660     1,759
Cumulative effect of change in method of accounting                            --        --        --     3,045        --     3,045
                                                                         --------  --------  --------  --------  --------  --------
  Net income                                                             $  1,977  $  5,341  $  6,342  $  4,278  $  8,660  $  4,804
                                                                         ========  ========  ========  ========  ========  ========
  Contribution to consolidated net income (loss) (a)                     $    746  $  4,101  $  2,676  $    569  $  3,763  $   (153)
                                                                         ========  ========  ========  ========  ========  ========

(a) Includes after-tax allocation of costs from parent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is comprised of two business segments; natural gas operations and financial services. The gas segment purchases, transports and distributes natural gas to residential, commercial and industrial customers in geographically diverse portions of Arizona, Nevada and California. The financial services segment consists of PriMerit Bank (the Bank), a wholly owned subsidiary, which is engaged in retail and commercial banking. The Bank's principal business is to attract deposits from the general public and make consumer and commercial loans secured by real estate and other collateral. For the twelve months ended September 30, 1994, the natural gas operations segment contributed $16.7 million and the financial services segment contributed $3.8 million, resulting in consolidated net income of $20.5 million.

CONSOLIDATED CAPITAL RESOURCES AND LIQUIDITY

The capital requirements and resources of the Company generally are determined independently for the natural gas operations and financial services segments. Each segment is generally responsible for securing its own financing sources.

The Company's unsecured debt is rated Ba1 by Moody's Investors Service, BBB-by Standard and Poor's Ratings Group, and BB+ by Duff and Phelps Credit Rating Company.

See separate discussions of the capital resources and liquidity for each segment.

RESULTS OF CONSOLIDATED OPERATIONS

Quarterly Analysis
- ------------------
                                    Contribution to Consolidated Net Loss
                                       Three Months Ended September 30,
                                     -------------------------------------
                                            (Thousands of dollars)
                                        1994                       1993
                                     ----------                 ----------
Natural gas operations segment       $  (11,911)                $  (11,445)
Financial services segment                  746                      4,101
                                     ----------                 ----------
Consolidated net loss                $  (11,165)                $   (7,344)
                                     ==========                 ==========

See separate discussions of each business segment for an analysis of these changes.

Nine-Month Analysis
- -------------------
                                  Contribution to Consolidated Net Income (Loss)
                                         Nine Months Ended September 30,
                                     -------------------------------------
                                            (Thousands of dollars)
                                        1994                       1993
                                     ----------                 ----------
Natural gas operations segment       $     (912)                $   (3,859)
Financial services segment                2,676                     (2,476)
Financial services segment cumulative
    effect of accounting change              --                      3,045
                                     ----------                 ----------
Consolidated net income (loss)       $    1,764                 $   (3,290)
                                     ==========                 ==========

See separate discussions of each business segment for an analysis of these changes.

Twelve-Month Analysis
- ---------------------
                                    Contribution to Consolidated Net Income
                                       Twelve Months Ended September 30,
                                     -------------------------------------
                                            (Thousands of dollars)
                                        1994                       1993
                                     ----------                 ----------
Natural gas operations segment       $   16,698                 $   21,558
Financial services segment                3,763                     (3,198)
Financial services segment cumulative
    effect of accounting change              --                      3,045
                                     ----------                 ----------
Consolidated net income              $   20,461                 $   21,405
                                     ==========                 ==========

See separate discussions of each business segment for an analysis of these changes.


                      NATURAL GAS OPERATIONS SEGMENT

The Company is engaged in the business of purchasing, transporting, and distributing natural gas in portions of Arizona, Nevada and California. Its several service areas are geographically as well as economically diverse. The Company is the largest distributor in Arizona, selling and transporting gas in most of southern, central, and northwestern Arizona. The Company is the largest distributor and transporter of natural gas in Nevada. The Company also distributes and transports gas in portions of California, including the Lake Tahoe area and high desert and mountain areas in San Bernardino County.

The Company purchases, transports and distributes natural gas to approximately 950,000 residential, commercial and industrial customers within its three state service territory, of which 60 percent were in Arizona, 29 percent were in Nevada, and 11 percent were in California. During the twelve months ended September 30, 1994, the Company earned 56 percent of operating margin from residential customers, 22 percent from commercial customers, and 22 percent from industrial and other customers. During this same period, the Company earned 57 percent of operating margin in Arizona, 32 percent in Nevada and 11 percent in California. This pattern is consistent with prior years and is expected to continue.

For the twelve months ended September 30, 1994, the Company's natural gas construction expenditures totaled $134 million, a 13 percent increase when compared to $119 million of additions for the same period ended a year ago. The increase is primarily attributable to the investment in new distribution plant in Arizona and southern Nevada to meet the demand from the Company's growing customer base.

CAPITAL RESOURCES AND LIQUIDITY

The Company currently estimates that gas segment construction expenditures will be approximately $410 million for the period 1995 through 1997, and approximately $40 million during the fourth quarter of 1994. Debt maturities and repayments, and other cash requirements, are expected to approximate
$180 million during 1995 through 1997. Included in debt maturities are two term loan facilities totaling $165 million which mature in April 1995. The Company anticipates that these loans will be refinanced with comparable terms and conditions. Exclusive of the term loan facilities, it is currently estimated that cash flows from operating activities (net of dividends) will generate approximately one-half of the gas segment's total financing requirements during 1995 through 1997. A portion of the financing requirements will be provided by $88 million of industrial development revenue bond (IDRB) funds held in trust from the 1993 Series A issues. The remaining requirements, including debt refinancings, are expected to be provided by external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, and growth factors in the Company's service areas. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing. In September 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission. The shelf registration allows the Company to offer from time to time, in one or more series, its unsecured debt securities, shares of preferred stock, $50 par value, and shares of its common stock, $1 par value. These securities will have a maximum aggregate offering price of $300 million and will be offered on terms to be determined at the time of the sale.

RESULTS OF NATURAL GAS OPERATIONS

Quarterly Analysis
- ------------------
                                                     Three Months Ended
                                                        September 30,
                                                 ---------------------------
                                                   (Thousands of dollars)

                                                    1994             1993
                                                 ----------       ----------
Gas operating revenues                           $   92,245       $   84,291
Net cost of gas                                      34,411           29,765
                                                 ----------       ----------
  Operating margin                                   57,834           54,526
Operations and maintenance expense                   45,624           43,083
Depreciation and amortization                        14,293           14,058
Taxes other than income taxes                         6,220            5,919
                                                 ----------       ----------
  Operating loss                                     (8,303)          (8,534)
Other income (expense), net                             386             (242)
                                                 ----------       ----------
  Loss before interest and income taxes              (7,917)          (8,776)
Net interest deductions                              14,677           12,337
Income tax expense (benefit)                         (9,452)          (8,428)
                                                 ----------       ----------
  Net loss before allocation to the Bank            (13,142)         (12,685)
Costs allocated to the Bank, net of tax               1,231            1,240
                                                 ----------       ----------
Contribution to consolidated net loss            $  (11,911)      $  (11,445)
                                                 ==========       ==========

Contribution to consolidated net loss increased $466,000 compared to the third quarter of 1993. This was the result of increased operations and maintenance expense, depreciation expense and net interest deductions, partially offset by increased operating margin.

Operating margin increased $3.3 million, or six percent, when compared to the same period ended a year ago. The increase is attributed to customer growth in all service areas and rate relief in the Arizona and California rate jurisdictions.

Operations and maintenance expenses increased $2.5 million, or six percent, reflecting general cost increases in labor and additional costs associated with meeting the needs of the Company's growing customer base.

Depreciation expense and taxes other than income taxes increased $536,000, or three percent, primarily due to an increase in average gas plant in service of $75 million, or six percent, compared to the third quarter of 1993. This increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Net interest deductions increased $2.3 million, or 19 percent, over the prior period. Average debt outstanding during the current quarter increased
13 percent compared to the third quarter of 1993, and consisted of a $42 million increase in average long-term debt, net of funds held in trust, and a $39 million increase in average short-term debt. The increase in debt is attributed primarily to borrowings for construction expenditures, including the drawdown of a portion of IDRB funds previously held in trust. Higher interest rates, on the variable-rate term loan facilities and short-term debt, accounted for nearly $1 million of the increase in net interest deductions.

Nine-Month Analysis
- -------------------
                                                      Nine Months Ended
                                                        September 30,
                                                 ---------------------------
                                                   (Thousands of dollars)

                                                    1994             1993
                                                 ----------       ----------
Gas operating revenues                           $  408,021       $  367,046
Net cost of gas                                     179,846          156,202
                                                 ----------       ----------
  Operating margin                                  228,175          210,844
Operations and maintenance expense                  131,732          126,939
Depreciation and amortization                        42,722           41,370
Taxes other than income taxes                        18,756           18,018
                                                 ----------       ----------
  Operating income                                   34,965           24,517
Other income (expense), net                            (994)            (140)
                                                 ----------       ----------
  Income before interest and income taxes            33,971           24,377
Net interest deductions                              42,087           36,556
Income tax expense (benefit)                         (3,538)          (4,611)
                                                 ----------       ----------
  Net loss before allocation to the Bank             (4,578)          (7,568)
Costs allocated to the Bank, net of tax               3,666            3,709
                                                 ----------       ----------
Contribution to consolidated net income (loss)   $     (912)      $   (3,859)
                                                 ==========       ==========

Contribution to consolidated net income increased $2.9 million, compared to the nine months ended September 1993. This was the result of increased operating margin partially offset by increased operations and maintenance expense, depreciation expense, taxes other than income taxes, and net interest deductions.

Operating margin increased $17.3 million, or eight percent, compared to the nine months ended September 1993. The increase in operating margin is attributed to rate relief, in the Arizona, California, and federal rate jurisdictions, and strong customer growth, particularly in Arizona and southern Nevada.

Operations and maintenance expenses increased $4.8 million, or four percent, reflecting general cost increases in labor and additional costs associated with meeting the needs of the Company's growing customer base.

Depreciation expense and taxes other than income taxes increased
$2.1 million, or four percent, primarily due to an increase in average gas plant in service of $78 million, or six percent. This increase reflects capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth within the Company's various service areas.

Net interest deductions increased $5.5 million, or 15 percent, over the prior period. Average debt outstanding during the current period increased 12 percent compared to the corresponding period in 1993, and consisted of a $34 million increase in average long-term debt, net of funds held in trust, and a $42 million increase in average short-term debt. The increase in debt is attributed primarily to borrowings for construction expenditures, including the drawdown of a portion of IDRB funds previously held in trust. Higher interest rates, on the variable-rate term loan facilities and short-term debt, accounted for approximately $1.2 million of the increase in net interest deductions.

Twelve-Month Analysis
- ---------------------
                                                     Twelve Months Ended
                                                        September 30,
                                                 ---------------------------
                                                    (Thousands of dollars)

                                                    1994             1993
                                                 ----------       ----------
Gas operating revenues                           $  580,080       $  534,018
Net cost of gas                                     235,934          213,087
                                                 ----------       ----------
  Operating margin                                  344,146          320,931
Operations and maintenance expense                  174,715          169,605
Depreciation and amortization                        56,439           54,696
Taxes other than income taxes                        24,862           23,476
                                                 ----------       ----------
  Operating income                                   88,130           73,154
Other income (expense), net                         (15,105)          (1,326)
                                                 ----------       ----------
  Income before interest and income taxes            73,025           71,828
Net interest deductions                              55,238           48,752
Income tax expense                                    5,986            6,475
                                                 ----------       ----------
  Net income before allocation to the Bank           11,801           16,601
Costs allocated to the Bank, net of tax               4,897            4,957
                                                 ----------       ----------
Contribution to consolidated net income          $   16,698       $   21,558
                                                 ==========       ==========

Contribution to consolidated net income decreased $4.9 million, or 23 percent, compared to the twelve months ended September 1993. The recognition of the Arizona pipe replacement program disallowances caused the decrease in contribution.

Operating margin increased $23.2 million, or seven percent, compared to the twelve months ended September 1993. This increase was due to continued customer growth in the Company's service areas, increased revenue from transportation customers, and rate relief in the Company's Arizona, California, and federal rate jurisdictions, partially offset by warmer weather.

Operations and maintenance expenses increased $5.1 million, or three percent, resulting primarily from general cost increases in labor and materials over the same period ended a year ago. These increases are the direct result of higher costs to provide service to the Company's growing customer base.

Depreciation expense and taxes other than income taxes increased
$3.1 million, or four percent, primarily due to an increase in average gas plant in service of $86 million, or seven percent. This increase reflects the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Other expenses increased $13.8 million during the twelve months ended September 1994, principally the result of regulatory mandates to write off gross plant related to the central and southern Arizona pipe replacement programs. In December 1993, the Company wrote off $15.9 million of gross plant related to the pipe replacement programs. The impact of these disallowances, net of accumulated depreciation, tax benefits and other related items, was a noncash reduction to net income of $9.3 million. See
Note 17 of the Notes to Consolidated Financial Statements of the 1993 Form 10-K for further discussion. In June 1994, the Company recorded an additional write-off relating to the southern Arizona settlement as discussed in Rates and Regulatory Proceedings--Arizona.

Net interest deductions increased $6.5 million, or 13 percent, over the prior period. Average debt outstanding during the current period increased 13 percent compared to the corresponding period in 1993, and consisted of a $32 million increase in average long-term debt, net of funds held in trust, and a $49 million increase in average short-term debt. The increase in debt is attributed primarily to borrowings for construction expenditures, including the drawdown of a portion of IDRB funds previously held in trust.

RATES AND REGULATORY PROCEEDINGS

    California

Effective January 1, 1994, the Company received approval of an attrition allowance to increase annual margin by $1.5 million in its southern and northern California rate jurisdictions. Pursuant to the California Public Utilities Commission rate case processing plan, the Company filed a general rate application in January 1994 to increase annual margin by $1.1 million effective January 1995 for its southern and northern California rate jurisdictions. A final order is expected in December 1994.

    Nevada

In March 1993, the Company filed general rate cases with the Public Service Commission of Nevada (PSCN) seeking approval to increase revenues for its southern and northern Nevada rate jurisdictions. The PSCN issued its rate order in October 1993 and ordered the Company to reduce general rates by $648,000 in southern Nevada and authorized a $799,000 increase in northern Nevada. The Company filed a motion for reconsideration and rehearing on several issues following the issuance of the rate order. In January 1994, the PSCN granted the rehearing of certain rate case issues. Hearings commenced in July 1994. A final order is expected in the fourth quarter of 1994. The resolution of these issues is not expected to have a material effect on the Company's results of operations.

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

CAPITAL RESOURCES AND LIQUIDITY

In accordance with OTS regulations, the Bank is required to maintain an average daily balance of liquid assets equal to at least five percent of its liquidity base (savings deposits and borrowings due in one year or less) during the preceding calendar month. The liquidity ratio was 14 percent for the month of September 1994. The Bank's ratio is substantially higher than the requirement due to an increased level of transaction accounts. Management considers the Bank's liquidity position to be adequate. At September 30, 1994, the Bank maintained in excess of $319 million of unencumbered assets which could be borrowed against or sold to increase liquidity levels.

Debt securities available for sale have declined $29.2 million since
December 31, 1993 primarily due to prepayments on the underlying loans and the decline in the unrealized gains on these securities due to the rising interest rate environment.

The Bank's deposits increased $24.3 million during the quarter and $43.7 million for the year. The third quarter increase in 1994 is principally due to a $27.3 million increase in transaction accounts, partially offset by a $1 million decrease in certificate of deposit accounts and a $2 million decline in public funds. The increase for the first nine months of 1994 is due primarily to a $30.5 million increase in money market transaction accounts, a $7.2 million increase in certificate of deposit accounts, and a $6 million net increase in other transaction accounts.

FINANCIAL AND REGULATORY CAPITAL

The Bank exceeded all three minimum capital requirements--tangible, core and risk-based--applicable at September 30, 1994 and all three fully phased-in capital requirements which will be applicable at July 1, 1996 under current regulations. During the first nine months of 1994, all three of the Bank's regulatory capital ratios declined as a result of the $11.5 million decline in the unrealized gain, net of tax, on debt securities available for sale offset partially by year-to-date net income of $6.3 million. The Bank's core and risk-based capital ratios also declined as a result of the deduction from capital of an additional $4.8 million of supervisory goodwill at September 30, 1994. The OTS requires the phase-out of supervisory goodwill includable in capital. The includable supervisory goodwill was 0.75 percent and 0.375 percent of total assets on December 31, 1993 and September 30, 1994, respectively. No supervisory goodwill will be includable beginning January 1, 1995. The Bank continues to be classified as "well capitalized" under the FDIC Improvement Act of 1991 (FDICIA).

A reconciliation of stockholder's equity to the three regulatory capital standards and the Bank's resulting ratios are set forth in the table below (thousands of dollars):

                                           September 30, 1994                         December 31, 1993
                                ---------------------------------------   ---------------------------------------
                                  Tangible        Core      Risk-based      Tangible        Core      Risk-based
                                -----------   -----------   -----------   -----------   -----------   -----------
Stockholder's equity            $   171,810   $   171,810   $   171,810   $   176,943   $   176,943   $   176,943
Capital adjustments:
  Nonsupervisory goodwill           (40,898)      (40,898)      (40,898)      (42,464)      (42,464)      (42,464)
  Supervisory goodwill              (25,707)      (19,267)      (19,267)      (27,037)      (14,422)      (14,422)
  Real estate investments                --            --            --            --            --          (478)
  General loan loss reserves             --            --        11,322            --            --        11,008
                                -----------   -----------   -----------   -----------   -----------   -----------
Regulatory capital                  105,205       111,645       122,967       107,442       120,057       130,587
Minimum required capital             25,759        51,519        72,008        25,229        50,459        70,031
                                -----------   -----------   -----------   -----------   -----------   -----------
Excess                          $    79,446   $    60,126   $    50,959   $    82,213   $    69,598   $    60,556
                                ===========   ===========   ===========   ===========   ===========   ===========
Regulatory capital ratio               6.13%         6.50%        13.66%         6.39%         7.14%        14.92%
Minimum required ratio                 1.50%         3.00%         8.00%         1.50%         3.00%         8.00%
                                -----------   -----------   -----------   -----------   -----------   -----------
Excess                                 4.63%         3.50%         5.66%         4.89%         4.14%         6.92%
                                ===========   ===========   ===========   ===========   ===========   ===========
Asset base                      $ 1,717,291   $ 1,717,291   $   900,104   $ 1,681,952   $ 1,681,952   $   875,387
                                ===========   ===========   ===========   ===========   ===========   ===========

At September 30, 1994 under fully phased-in capital rules applicable at July 1, 1996, the Bank would have exceeded its fully phased-in tangible, core and risk-based capital requirements by $79.4 million, $53.7 million and $44.3 million, respectively.

The OTS issued a regulation which added a component to an institution's risk-based capital calculation effective in the third quarter of 1994. The regulation requires a reduction of an institution's risk-based capital by 50 percent of the decline in the institution's net portfolio value (NPV) exceeding two percent of assets under a hypothetical 200 basis point increase or decrease in market interest rates. Based upon OTS measurement of the Bank's interest rate risk (IRR) exposure at December 31, 1993, March 31, 1994 and June 30, 1994, and management's estimate of its IRR exposure at September 30, 1994, the Bank is not subject to a reduction of its risk-based capital as a result of the implementation of this regulation. The FDIC and the Office of the Comptroller of the Currency have proposed similar regulations which may result in a more stringent capital requirement for IRR than the current OTS regulations. OTS regulations can be no less stringent than those applicable to national banks. Therefore, the impact of this proposed regulation on the Bank is unknown at this time.

The Bank enters into various interest rate swaps in managing its interest rate risk. In these swaps, the Bank agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated on an agreed-upon notional principal amount. Because the Bank's interest-earning assets tend to be long-term fixed-rate instruments while its interest-bearing liabilities tend to be shorter term or floating-rate obligations, interest rate swaps, in which the Bank pays a fixed rate and receives a floating rate, are used to transform fixed-rate loans into adjustable-rate loans and hence, reduce the impact of market fluctuations on the Bank's net interest income.

The Bank does not use interest rate swaps for speculative or trading purposes, but does use interest rate swaps to hedge specific assets or liabilities. The Bank accounts for the swaps by accruing for the cash flows which are contractually receivable and payable under the agreements. These net costs are included as cost of hedging activities in the consolidated statements of income.

The Bank mitigates the credit risk associated with interest rate swaps by limiting itself to transactions with counterparties who are U.S. Government Securities dealers registered with the Securities and Exchange Commission
(SEC) and are in full compliance with the SEC's Net Capital Rule for Brokers and Dealers. Additionally, the Bank's policy limits the maximum notional amount outstanding per dealer and in total.

The following table summarizes the terms of the Bank's outstanding interest rate swaps as of the dates indicated (thousands of dollars):

                                              September 30,     December 31,
                                                  1994             1993
                                              -------------     -------------
Notional principal                            $      68,900     $       7,500
Weighted average remaining term (months)                 62                83
Weighted average fixed-rate payable                    6.88%             5.45%
Weighted average variable-rate receivable              5.23%             3.55%
Unrealized gains                              $       1,652     $         169
Unrealized losses                                        --                --


RESULTS OF FINANCIAL SERVICES OPERATIONS

Quarterly Analysis
- ------------------

The Bank recorded net income of $2 million for the three months ended September 30, 1994 compared to net income of $5.3 million for the same period in 1993. After-tax components of 1994 third quarter net income were comprised of $3.2 million from core banking operations offset partially by $71,000 in real estate losses, $964,000 in goodwill amortization and a $170,000 loss from credit card charge-offs. After-tax components of 1993 third quarter net income were comprised of income of $1.4 million from core banking operations, a $4.9 million gain on the sale of debt securities related to the sale of the Bank's Arizona-based deposit liabilities, $35,000 in income from real estate operations, and a $400,000 deferred income tax benefit due to the increased corporate federal tax rate, partially offset by a $419,000 additional loss from the sale of the Bank's Arizona-based deposit liabilities (Arizona sale) and $965,000 in goodwill amortization.

General and administrative expenses decreased by $904,000, or eight percent, in the third quarter of 1994 compared to the same period in 1993, due primarily to the effects of the Arizona sale during the third quarter of 1993 and continued emphasis on expense control.

The following table sets forth information with respect to interest rate spread for the periods shown (thousands of dollars):

                                                       Three Months Ended September 30,
                                ---------------------------------------------------------------------------------
                                                 1994                                      1993
                                ---------------------------------------   ---------------------------------------
                                  Average                     Average       Average                     Average
                                  Balance      Interest      Yield (%)      Balance      Interest      Yield (%)
                                -----------   -----------   -----------   -----------   -----------   -----------
Interest-earning assets:
  Cash equivalents              $    44,297   $       514          4.64   $    31,147   $       253          3.25
  Debt securities held
    to maturity                      74,775         1,286          6.88        97,503         1,621          6.65
  Debt securities available
    for sale                        533,065         8,547          6.41       793,978        11,756          5.92
  Loans receivable                  892,465        19,275          8.64       804,654        18,057          8.98
  FHLB stock                         17,020           272          6.39        16,360           194          4.74
                                -----------   -----------   -----------   -----------   -----------   -----------
Total interest-earning assets   $ 1,561,622        29,894          7.66   $ 1,743,642        31,881          7.31
                                ===========   -----------   -----------   ===========   -----------   -----------

Interest-bearing liabilities:
  Deposits                      $ 1,240,284        11,252          3.60   $ 1,373,417        13,229          3.82
  Securities sold under
    agreements to repurchase        185,897         2,406          5.13       288,378         3,090          4.25
  Advances from FHLB                 74,144           899          4.81        54,366           642          4.69
  Notes payable                       8,200           165          7.98        11,501           236          8.21
  Unsecured senior notes                 --            --            --         5,108            82          6.42
                                -----------   -----------   -----------   -----------   -----------   -----------
Total interest-bearing
  liabilities                   $ 1,508,525        14,722          3.87   $ 1,732,770        17,279          3.96
                                ===========                               ===========
Cost of hedging activities                            147           .04                          --            --
                                              -----------   -----------                 -----------   -----------
Cost of funds                                      14,869          3.91                      17,279          3.96
Capitalized and
  transferred interest                                 (2)           --                         (12)           --
                                              -----------   -----------                 -----------   -----------
Net interest income                           $    15,027          3.75                 $    14,614          3.35
                                              ===========   ===========                 ===========   ===========
Net yield on interest-
  earning assets                                                   3.85                                      3.35
                                                            ===========                               ===========

The decrease in average interest-earning assets and average interest-bearing liabilities resulted primarily from the sale of $334 million of lower yielding mortgage-backed securities (MBS) to fund the sale of $321 million of higher costing Arizona-based deposit liabilities in the third quarter of 1993. Despite a decrease in average interest-earning assets, net interest income increased $413,000, or three percent.

Nine-Month Analysis
- -------------------

Net income of $6.3 million was recorded for the first nine months of 1994 compared to net income of $4.3 million ($1.2 million before cumulative effect of accounting change) for the nine months ended September 30, 1993. After-tax components of the first nine months of 1994's net income were comprised of $8.5 million from core banking operations, and a gain of $742,000 from the Bank's credit card portfolio sale, net of credit card charge-offs, partially offset by $2.9 million in goodwill amortization. After-tax components of the first nine months of the Bank's 1993 net income were comprised of $5.4 million from core banking operations, $3.4 million from the cumulative effect of the accounting change for taxes and a tax rate change, a $4.9 million gain as the result of the sale of debt securities to fund the Arizona sale; offset partially by the write-off of goodwill of $6.2 million as the result of the Arizona-sale in 1993, goodwill amortization of $3 million and a $189,000 loss on real estate operations.

General and administrative expenses declined $3.3 million, or nine percent, for the first nine months of 1994 versus the same period in 1993 due to decreased overall operating expenses as a result of the Arizona sale and continued expense control.

The following table sets forth information with respect to interest rate spread for the periods shown (thousands of dollars):

                                                         Nine Months Ended September 30,
                                ---------------------------------------------------------------------------------
                                                 1994                                      1993
                                ---------------------------------------   ---------------------------------------
                                  Average                     Average       Average                     Average
                                  Balance      Interest      Yield (%)      Balance      Interest      Yield (%)
                                -----------   -----------   -----------   -----------   -----------   -----------
Interest-earning assets:
  Cash equivalents              $    54,847   $     1,579          3.84   $    31,011   $       780          3.35
  Debt securities held
    to maturity                      69,701         3,448          6.60       544,855        25,680          6.28
  Debt securities available
    for sale                        560,444        25,351          6.03       525,527        21,551          5.47
  Loans receivable, net             877,048        56,072          8.52       776,620        54,395          9.34
  FHLB stock                         16,812           613          4.86        16,473           448          3.63
                                -----------   -----------   -----------   -----------   -----------   -----------
Total interest-earning assets   $ 1,578,852        87,063          7.35   $ 1,894,486       102,854          7.24
                                ===========   -----------   -----------   ===========   -----------   -----------

Interest-bearing liabilities:
  Deposits                      $ 1,224,978        32,275          3.52   $ 1,526,707        46,995          4.12
  Securities sold under
    agreements to repurchase        218,790         7,582          4.63       313,497        10,126          4.32
  Advances from FHLB                 72,048         2,553          4.74        28,196         1,306          6.19
  Notes payable                       8,222           479          7.79        16,217         1,013          8.33
  Unsecured senior notes                 --            --            --        18,369         1,022          7.42
                                -----------   -----------   -----------   -----------   -----------   -----------
Total interest-bearing
  liabilities                   $ 1,524,038        42,889          3.76   $ 1,902,986        60,462          4.25
                                ===========                               ===========
Cost of hedging activities                            240          0.02                          --            --
                                              -----------   -----------                 -----------   -----------
Cost of funds                                      43,129          3.78                      60,462          4.25
Capitalized and
  transferred interest                                (13)           --                         (49)           --
                                              -----------   -----------                 -----------   -----------
Net interest income                           $    43,947          3.57                 $    42,441          2.99
                                              ===========   ===========                 ===========   ===========
Net yield on interest-
  earning assets                                                   3.71                                      2.99
                                                            ===========                               ===========

The decrease in average interest-earning assets and average interest-bearing liabilities resulted from sales and principal repayments of loans and lower yielding debt securities exceeding origination and purchases, and the sale of the Bank's higher costing Arizona-based deposit liabilities in the third quarter of 1993. Despite the decline in average interest-earning assets, net interest income increased $1.5 million.

Twelve-Month Analysis
- ---------------------

The Bank recorded net income of $8.7 million for the twelve months ended September 30, 1994 compared to net income of $4.8 million ($1.8 million before cumulative effect of accounting change) for the twelve months ended September 30, 1993. After-tax components of net income for the twelve months ended September 30, 1994 were comprised of $11 million from core banking operations, a gain of $348,000 from the sale of debt securities used to fund the Arizona sale, a gain of $742,000 from the sale of the Bank's credit card portfolio, net of credit card charge-offs, a $780,000 gain from a legal settlement, offset partially by a loss of $387,000 from real estate operations, and $3.8 million of goodwill amortization. After-tax components of net income for the twelve months ended September 30, 1993 were comprised of income of $6.9 million from core banking operations, a $3.4 million gain as the result of the cumulative effect of a change in method of accounting for income taxes and a change in tax rate, and a gain of $1.3 million on the sale of loan servicing rights, offset by a $1.4 million loss from real estate operations, a $1.3 million net loss on the Arizona sale, and $4.1 million of goodwill amortization.

Net interest income increased $3.5 million due to the following factors:

(i) Total interest income decreased $21.7 million, or 16 percent, due to a decrease in interest income on debt securities of $25.4 million, or 40 percent, caused by a $437 million decrease in the average balance partially offset by a 12 basis point increase in the average yield;
     offset partially by an increase in interest income on loans of $2.3 million due to an increase of $95.6 million in the average portfolio balance partially offset by a 78 basis point decrease in the average yield. In May 1993, $638 million of MBS were designated as MBS held for sale in connection with the Arizona sale and in anticipation of implementation of SFAS No. 115, thus causing changes in the average balances of the available for sale and held to maturity categories.
     The net decrease in total MBS was due primarily to $334 million of MBS sold during August of 1993 to fund the Arizona sale. In addition, interest income from cash equivalents and dividends from FHLB stock increased $1.4 million, or 90 percent, due to an increase of $29.1 million in the average portfolio balance and an increase of 59 basis points in the yield.

(ii) Total interest expense decreased $25.2 million, or 30 percent, due to a decrease in interest on deposits of $22.3 million, or 34 percent, caused by a decrease of 68 basis points in the average interest rate, and a decrease of $333 million in the average balance outstanding as a result of the Arizona sale; and, a decrease in interest on borrowings of $3.3 million, or 18 percent, due to a 39 basis point decrease in the average borrowing rate, and a decrease of $41 million in the average balance outstanding. Cost of hedging activities increased $264,000 due to increased hedging activity for the 12 months ended
     September 30, 1994 while no similar activity occurred for the same period in 1993. Capitalized and transferred interest decreased $83,000 due to the decline in the real estate portfolio.

Net gains on the sale of loans decreased $1.4 million for the twelve months ended September 30, 1994 compared to the same period ended September 30, 1993, principally due to a greater volume of loan sales during 1993 as part of the Bank's balance sheet restructuring.

Loss on the Arizona sale was $6.8 million for the twelve months ended September 30, 1993. Net gains on the sale of MBS for the twelve months ended September 30, 1993 were $8.5 million. The MBS were sold primarily to fund the sale of the Arizona-based deposit liabilities to World Savings and Loan Association. Net gains on the sale of MBS for the twelve months ended September 30, 1994 were $134,000.

Loan related fees decreased $442,000 due to a lower level of loans serviced for others as a result of the sale of mortgage loan servicing rights which resulted in a $1.9 million gain in 1993, and payoffs within the loan servicing portfolio. Deposit related fees and other income increased by $774,000 due to a higher deposit fee structure and the increased level of transaction accounts subject to fee assessment. Gain on sale of credit cards of $1.7 million occurred in the first quarter of 1994 while no similar sale occurred in 1993.

General and administrative expenses declined $3.5 million, or seven percent, for the twelve months ended September 30, 1994 compared to the same period in 1993 due to the Arizona sale and an increased focus on efficiency.

ASSET QUALITY

NONPERFORMING ASSETS. Nonperforming assets are comprised of nonaccrual assets, restructured loans and real estate acquired through foreclosure. Nonaccrual assets are those on which management believes the timely collection of interest is doubtful. Loans are transferred to nonaccrual status when payments of interest or principal are 90 days past due or if, in management's opinion, the accrual of interest should be ceased sooner. There were no loans on accrual status which were over 90 days delinquent or past maturity as of September 30, 1994. Interest income for loans on nonaccrual status is generally recorded on a cash basis.

The following table summarizes nonperforming assets as of the dates indicated (thousands of dollars):

                                              September 30,   December 31,
                                                  1994           1993
                                              -------------   -------------
Nonaccrual loans past due 90 days or more:
  Mortgage loans:
    Construction and land                     $         845   $       1,233
    Permanent single-family residences                5,501           6,636
    Other mortgage loans                              6,103           6,728
                                              -------------   -------------
                                                     12,449          14,597
  Nonmortgage loans                                     272             184
Restructured loans                                   16,762           2,842
                                              -------------   -------------
        Total nonperforming loans                    29,483          17,623
Real estate acquired through foreclosure              8,053           9,707
                                              -------------   -------------
        Total nonperforming assets            $      37,536   $      27,330
                                              =============   =============
Allowance for estimated credit losses         $      16,995   $      16,251
                                              =============   =============
Allowance for estimated credit losses as a
  percentage of nonperforming loans                   57.64%          92.21%
                                              =============   =============
Allowance for estimated credit losses as a
  percentage of nonperforming assets                  45.28%          59.46%
                                              =============   =============

The increase in restructured loans is a result of the classification of $14.1 million of single-family residential loan modifications made for borrowers with earthquake-related damage in California. Federal agencies encouraged financial institutions to modify loan terms for certain borrowers who were affected by the earthquake which occurred in January 1994. The terms of these modifications were generally three- to six-month payment extensions with no negative credit reporting regarding the borrower. These loans were on a nonaccrual basis during the extension period. Current interpretation by the OTS concerning modifications made on these loans requires the loans to be classified as "troubled debt restructured" until they are either paid off or sold.

The decrease in real estate acquired through foreclosure of $1.7 million is due primarily to pay-downs of four single-family residential construction loans in California for $1.7 million, and $544,000 of consumer and single-family residential loan payoffs and sales, partially offset by increases of $581,000 in land-related loans.

CLASSIFIED ASSETS.   OTS regulations require the Bank to classify certain
assets and establish prudent valuation allowances. Classified assets are categorized as "substandard," "doubtful," and "loss." In addition, the Bank can designate an asset as "special mention."

The following table sets forth the amounts of the Bank's classified assets and ratio of classified assets to total assets, net of allowances and charge-offs, as of the dates indicated (thousands of dollars):

                                                September 30, 1994             December 31, 1993
                                             -------------------------     -------------------------
                                                            % of Total                    % of Total
                                              Balance         Assets        Balance         Assets
                                             ----------     ----------     ----------     ----------
Substandard assets:
  Loans:
    Single-family residential                $    7,114           0.40     $    7,339           0.42
    Consumer                                        764           0.04            134           0.01
    Commercial and multi-family mortgage         19,945           1.12         25,522           1.47
    Construction and land                         2,583           0.14          4,581           0.26
    Other                                            42             --            310           0.02
  Foreclosed real estate (net)                    8,053           0.45          9,707           0.55
  Real estate held for investment                 1,198           0.07          2,166           0.12
  Investments                                    23,845           1.34         29,509           1.68
Doubtful assets                                      --             --             --             --
Loss assets                                          --             --             --             --
                                             ----------     ----------     ----------     ----------
   Total                                     $   63,544           3.56     $   79,268           4.53
                                             ==========     ==========     ==========     ==========

Classified assets decreased $15.7 million from December 31, 1993 to September 30, 1994 primarily as a result of the upgrades of $4.9 million in commercial mortgage properties, sales and upgrades of $1.5 million of construction and land loans, repayments of $5.7 million of investments, additional sales of $3 million in commercial mortgage properties, a decrease of $968,000 in real estate held for investment due to sales, and a $1.7 million decrease in foreclosed real estate. The decreases were partially offset by the substandard classification of a Nevada hotel loan for $2.6 million. The investment security classified as substandard represents a privately issued
MBS collateralized by apartments, office buildings, town homes, shopping centers and day care centers located in various states along the southeastern seaboard and is further supported by a credit enhancement feature. The single A credit rating of this security was withdrawn in the first half of 1993, due to a large number of delinquencies underlying the security. Based on extensive credit reviews, the Bank determined that only a portion of the underlying loans met the criteria for substandard classification. However, the entire investment security is classified as substandard because the OTS does not have a policy for the "split rating" of a security. The investment security may be upgraded once improvement in the level of delinquencies in the loans underlying the security occurs.

Substandard loans decreased $7.4 million due primarily to the upgrades of a $2.1 million shopping center loan in Nevada and a $2.8 million office complex loan, sales of $3 million in commercial mortgage properties, sales and upgrades of $1.5 million in construction and land loans; partially offset by the downgrade of a $2.6 million hotel loan in Nevada. The largest substandard loan at September 30, 1994 was an $8.3 million multi-family real estate loan in Nevada. The Bank had three additional substandard loans at September 30, 1994 in excess of $1 million: two hotel loans in Nevada and one single-family residential construction land loan in California.

The largest foreclosed real estate asset held by the Bank at September 30, 1994 was a $1.6 million apartment complex in Nevada. The Bank also owned three parcels of foreclosed real estate at September 30, 1994 with book values in excess of $1 million: one land parcel and two single-family residential real estate construction properties located in California.

The Bank's largest investment in real estate classified as substandard at September 30, 1994, was a former bank branch in Arizona with a current book value of $869,000. The Bank's remaining real estate development projects classified as substandard have current book values of $195,000 and $135,000.

Special mention assets increased from $27.6 million at December 31, 1993 to $49.5 million at September 30, 1994, primarily due to the addition of $13.2 million in California single-family residential loans with earthquake-related problems which were modified and a Nevada apartment loan for $9 million. The geographic concentration of the Bank's classified assets at September 30, 1994 was 42 percent in Nevada, 17 percent in California, 3 percent in Arizona, and 38 percent in the southeastern seaboard states.

It is the Bank's practice to charge off all assets or portions thereof which it considers to be "loss." As a result, none of the Bank's assets, net of charge-offs, were classified as "loss" at September 30, 1994.

The following tables set forth the Bank's charge-off experience for loans receivable and real estate acquired through foreclosure by loan type (thousands of dollars):

                                                                                Net
                                              Charge-Offs     Recoveries    Charge-Offs
                                              -----------    ------------   -----------
Nine Months Ended September 30, 1994:
- -------------------------------------

Single-family residential                     $     1,337    $      (692)   $       645
Commercial and multi-family mortgage                  661           (101)           560
Construction/land                                   1,263           (115)         1,148
Nonmortgage                                         2,845           (740)         2,105
                                              -----------    -----------    -----------
     Total net charge-offs                    $     6,106    $    (1,648)   $     4,458
                                              ===========    ===========    ===========

Nine Months Ended September 30, 1993:
- -------------------------------------

Single-family residential                     $       952    $      (250)   $       702
Commercial and multi-family mortgage                  953            (99)           854
Construction/land                                   2,771           (259)         2,512
Nonmortgage                                         2,046           (581)         1,465
                                              -----------    -----------    -----------
     Total net charge-offs                    $     6,722    $    (1,189)   $     5,533
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

                                                 Total       Investments
                                               Loans and         in
                                              Foreclosed        Real
                                              Real Estate      Estate          Total
                                              -----------    -----------    -----------
Balance at June 30, 1994                      $    16,443    $       485    $    16,928
  Provisions for estimated losses                   1,493              5          1,498
  Charge-offs, net of recoveries                     (941)           416           (525)
                                              -----------    -----------    -----------
Balance at September 30, 1994                 $    16,995    $       906    $    17,901
                                              ===========    ===========    ===========

Balance at December 31, 1993                  $    16,251    $       935    $    17,186
  Provisions for estimated losses                   5,202             52          5,254
  Charge-offs, net of recoveries                   (4,458)           (81)        (4,539)
                                              -----------    -----------    -----------
Balance at September 30, 1994                 $    16,995    $       906    $    17,901
                                              ===========    ===========    ===========

Balance at June 30, 1993                      $    16,742    $       840    $    17,582
  Provisions for estimated losses                   2,742             40          2,782
  Charge-offs, net of recoveries                   (2,744)          (430)        (3,174)
                                              -----------    -----------    -----------
Balance at September 30, 1993                 $    16,740    $       450    $    17,190
                                              ===========    ===========    ===========

Balance at December 31, 1992                  $    17,228    $     1,463    $    18,691
  Provisions for estimated losses                   5,045            495          5,540
  Charge-offs, net of recoveries                   (5,533)        (1,508)        (7,041)
                                              -----------    -----------    -----------
Balance at September 30, 1993                 $    16,740    $       450    $    17,190
                                              ===========    ===========    ===========

The loan and foreclosed real estate charge-offs for the third quarter of 1994 were primarily attributable to the partial charge-offs of two single-family residential construction properties located in California and other consumer loan charge-offs. The Bank's quarterly analysis required no significant change in the allowance for estimated credit losses at September 30, 1994 from the December 31, 1993 level.

Included in net real estate write-downs of $81,000 for 1994 was a write-down of $519,000 related to the Bank's two previous branches in Arizona, which were subsequently transferred to investment in real estate from premises and equipment in conjunction with the Arizona sale in the second quarter of 1993. This write-down was offset by a recovery of $498,000 on a real estate project in California during the third quarter of 1994, which was previously written down.

                          PART II - OTHER INFORMATION
                          ---------------------------

Items 1-5    None

Item 6       Exhibits and Reports on Form 8-K

             (a) The following document is filed as part of this report on Form 10-Q:

                   Exhibit 27 - Financial Data Schedule (filed electronically only)

             (b)   Reports on Form 8-K - None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.












Date:  November 8, 1994                     /s/ Edward A. Janov
                                   ---------------------------------------
                                                Edward A. Janov
                                   Controller and Chief Accounting Officer
                                       and on behalf of the Registrant