Form 10-K
period 1994-12-31
SOUTHWEST GAS CORP
filed 1995-03-17
CIK 92416

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

         FOR THE TRANSITION PERIOD FROM                TO

                           COMMISSION FILE NUMBER 1-7850

                             SOUTHWEST GAS CORPORATION
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                    88-0085720
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

          5241 SPRING MOUNTAIN ROAD
            POST OFFICE BOX 98510                               89193-8510
              LAS VEGAS, NEVADA                                 (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (702) 876-7237

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF SUCH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
             -------------------                          --------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No     .
                                                ----    ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE
                                  REGISTRANT:
                         $321,428,580 at March 3, 1995

               THE NUMBER OF SHARES OUTSTANDING OF COMMON STOCK:
        Common Stock, $1 Par Value 21,428,572 shares as of March 3, 1995

                      DOCUMENTS INCORPORATED BY REFERENCE

                 DESCRIPTION                           PART INTO WHICH INCORPORATED
                 -----------                           ----------------------------
       Proxy Statement dated March 1995                            III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                                        PAGE
                                                                                        ----
  ITEM  1.  BUSINESS..................................................................    1

            Natural Gas Operations....................................................    1
              General Description.....................................................    1
              Properties..............................................................    2
              Rates and Regulation....................................................    4
              Competition.............................................................    4
              Demand for Natural Gas..................................................    5
              Natural Gas Supply......................................................    5
              Environmental Matters...................................................    6
              Employees...............................................................    6

            Financial Services Activities.............................................    7
              General Description.....................................................    7
              Lending Activities......................................................    7
              Asset Quality...........................................................   11
              Real Estate Development Activities......................................   14
              Investment Activities...................................................   14
              Deposit Activities......................................................   16
              Borrowings..............................................................   17
              Employees...............................................................   18
              Competition.............................................................   18
              Properties..............................................................   18
              Regulation..............................................................   18
            Holding Company Matters...................................................   24

  ITEM  2.  PROPERTIES................................................................   25

  ITEM  3.  LEGAL PROCEEDINGS.........................................................   25

  ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................   25

                                          PART II

  ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS...................................................................   25

  ITEM  6.  SELECTED FINANCIAL DATA...................................................   26
            Consolidated Selected Financial Statistics................................   26
            Segment Data..............................................................   27
              Natural Gas Operations..................................................   27
              Financial Services......................................................   28

  ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS................................................................   29
            Consolidated Capital Resources and Liquidity..............................   29
            Results of Consolidated Operations........................................   30
            Recently Issued Accounting Pronouncements.................................   30

            Natural Gas Operations Segment............................................   31
              Capital Resources and Liquidity.........................................   31
              Results of Natural Gas Operations.......................................   32
              Rates and Regulatory Proceedings........................................   35

                                                                                        PAGE
                                                                                        ----
            Financial Services Segment................................................   36
              Financial and Regulatory Capital........................................   36
              Capital Resources and Liquidity.........................................   36
              Risk Management.........................................................   38
              Results of Financial Services Operations................................   44

  ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................   50
            Consolidated Statements of Financial Position.............................   50
            Consolidated Statements of Income.........................................   51
            Consolidated Statements of Cash Flows.....................................   52
            Consolidated Statements of Stockholders' Equity...........................   53

            Notes to Consolidated Financial Statements................................   54
              Note  1 -- Summary of Significant Accounting Policies...................   54
              Note  2 -- Summarized Financial Statement Data..........................   58
              Note  3 -- Debt Securities..............................................   64
              Note  4 -- Loans Receivable.............................................   66
              Note  5 -- Allowances and Reserves......................................   68
              Note  6 -- Property, Plant, and Equipment...............................   69
              Note  7 -- Deposits.....................................................   70
              Note  8 -- Cash Equivalents and Securities Sold Under Repurchase
                         Agreements...................................................   71
              Note  9 -- Commitments and Contingencies................................   72
              Note 10 -- Short-term Debt..............................................   72
              Note 11 -- Long-term Debt...............................................   73
              Note 12 -- Preferred and Preference Stocks..............................   75
              Note 13 -- Employee Postretirement Benefits.............................   76
              Note 14 -- Income Taxes.................................................   79
              Note 15 -- Segment Information..........................................   82
              Note 16 -- Quarterly Financial Data (Unaudited).........................   83
              Note 17 -- Interest Rate Risk Management................................   84
            Report of Independent Public Accountants..................................   88

  ITEM  9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......................   89

                                          PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................   89

  ITEM 11.  EXECUTIVE COMPENSATION....................................................   90

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............   90

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................   90

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...........   90
            List of Exhibits..........................................................   91

  SIGNATURES..........................................................................   94

  GLOSSARY OF TERMS...................................................................   96

                                     PART I

ITEM 1. BUSINESS

     The registrant, Southwest Gas Corporation (the Company), is incorporated under the laws of the State of California effective March 1931, and is comprised of two segments: natural gas operations and financial services. The natural gas operations segment (gas segment) includes natural gas transmission and distribution operations in Arizona, Nevada and California. The financial services segment consists of PriMerit Bank (the Bank), a wholly owned subsidiary, which operates principally in the thrift industry. See Selected Financial Data for financial information related to each business segment.

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

     The Company purchases, transports and distributes natural gas to approximately 980,000 residential, commercial and industrial customers in geographically diverse portions of Arizona, Nevada and California. There were 48,000 customers added to the system during 1994. See Natural Gas Operations Segment - Capital Resources and Liquidity of Management's Discussion and Analysis (MD&A) for discussion of capital requirements to meet the Company's expected future growth.

     The table below lists the Company's percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

                                                                                          ELECTRIC
                                                                                         GENERATION,
         FOR THE                       RESIDENTIAL AND       LARGE COMMERCIAL,           RESALE AND
       YEAR ENDED                      SMALL COMMERCIAL     INDUSTRIAL AND OTHER       TRANSPORTATION
       ----------                      ----------------     --------------------       ---------------
    December 31, 1994................         79%                     7%                     14%
    December 31, 1993................         79%                     7%                     14%
    December 31, 1992................         80%                     8%                     12%

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

     Transportation of customer-secured gas to end-users on the Company's system continues to have a significant impact on the Company's throughput, accounting for 51 percent of total system throughput in 1994. Although the volumes were significant, these customers provide a much smaller proportionate share of the Company's operating margin as indicated in the table above. In 1994, customers who utilized this service transported 915 million therms.

     The demand for natural gas is seasonal, and it is management's opinion that comparisons of earnings for interim periods do not reliably reflect overall trends and changes in the Company's operations. Also, earnings for interim periods can be significantly affected by the timing of general rate relief.

PROPERTIES

     The plant investment of the Company consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage plants, service lines, meters and regulators which comprise the pipeline systems and facilities located in and around the communities served. The Company also includes other properties such as land, buildings, furnishings, work equipment and vehicles in plant investment. The Company's northern Nevada and northern California properties are referred to as the northern system; the Arizona, southern Nevada and southern California properties are referred to as the southern system. Several properties are leased by the Company, including a Liquefied Natural Gas
(LNG) storage plant on its northern Nevada system and a portion of the corporate headquarters office complex located in Las Vegas, Nevada. See Note 6 of the Notes to Consolidated Financial Statements for additional discussion regarding these leases. Total gas plant, exclusive of leased property, at December 31, 1994, was $1.5 billion, including construction work in progress. It is the opinion of management that the properties of the Company are suitable and adequate for its purposes.

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

     The Company also owns a 35,000 acre site in northern Arizona which was acquired for the purpose of constructing an underground natural gas storage facility, known as the Pataya Gas Storage Project (Pataya), to serve its southern system. Based upon current studies and the continued restructuring of the utility industry, the Company believes that it will need an underground natural gas storage facility, such as Pataya, in the future to meet the needs of its customers on the southern system. In addition to the gas storage facility, the Company is considering other opportunities for other portions of the site, such as the partial sale of its water rights. Other potential uses for the land include sites for solar generating facilities, cogeneration facilities and various other business ventures. Project costs of $11.1 million have been capitalized through December 1994 and include land acquisition and related development costs.

     The map below shows the locations of the Company's major facilities and major transmission lines, and principal communities to which the Company supplies gas either as a wholesaler or distributor. The map also shows major supplier transmission lines that are interconnected with the Company's systems.

                                     [MAP]

[DESCRIPTION: Map of Arizona, Nevada, and southern California indicating the location of the Company's service areas. Service areas in Arizona include most of the central and southern areas of the state including Phoenix, Tucson, Yuma and surrounding communities. Service areas in northern Nevada include Carson City, Yerington, Fallon, Lovelock, Winnemucca and Elko. Service areas in southern Nevada include the Las Vegas valley (including Henderson and Boulder
City), and Laughlin. Service areas in southern California include Barstow, Big Bear, Needles and Victorville. Service areas in northern California include the north shore of Lake Tahoe. Companies providing gas transportation services for the Company are indicated by showing the location of their pipelines. Major transporters include El Paso Natural Gas Company, Northwest Pipeline Corporation and Southern California Gas Company. The location of Paiute Pipeline Company's transmission pipeline (extending from the Idaho/Nevada border to the Reno/Tahoe area) and the Company's pipeline (extending from Laughlin/Bullhead City to the Las Vegas valley) are indicated. The LNG facility is located near Lovelock, Nevada. The liquefied petroleum gas facility is located near Reno, Nevada.]

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

     Rates charged to customers vary according to customer class and are fixed at levels allowing for the recovery of all prudently incurred costs, including a return on rate base sufficient to pay interest on debt, preferred dividends, and a reasonable return on common equity. The Company's rate base consists generally of the original cost of utility plant in service, plus certain other assets such as working capital and inventories, less accumulated depreciation on utility plant in service, net deferred income tax liabilities, and certain other deductions. The Company's rate schedules in all of its service areas contain purchased gas adjustment (PGA) clauses which permit the Company to adjust its rates as the cost of purchased gas changes. Generally, the Company's tariffs provide for annual adjustment dates for changes in purchased gas costs. However, the Company may request to adjust its rates more often than once each year, if conditions warrant. These changes have no significant impact on the Company's profit margin.

     The table below lists the docketed rate filings initiated and/or completed within each ratemaking area in 1994 and the first quarter of 1995:

                                                                                     MONTH
                                                                 MONTH            FINAL RATES
 RATEMAKING AREA                         TYPE OF FILING          FILED             EFFECTIVE
 ---------------                         --------------          -----            -----------
Arizona:
  Southern.........................    General rate case     October 1993      July 1994
California:
  Northern & Southern..............    General rate case     January 1994      January 1995
  Northern & Southern..............    Attrition             November 1993     January 1994
Nevada:
  Northern & Southern..............    General rate case     March 1993        November 1993(1)
FERC:
  Paiute...........................    General rate case     October 1992      April 1993(2)

- ---------------

(1) See Natural Gas Operations Segment - Rates and Regulatory Proceedings of MD&A for a discussion on the final order by the PSCN of certain rate case issues.

(2) Interim rates reflecting the increased revenues became effective in April 1993. The rates were subject to refund until a final order was issued in January 1995.

     See Natural Gas Operations Segment -- Rates and Regulatory Proceedings of MD&A for a discussion of the financial impact of recent general rate cases.

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

     Unlike residential and small commercial customers, certain large commercial, industrial and electric generation customers have the capability to switch to alternative energy sources. Rates for these customers are set at levels competitive with alternative energy sources such as fuel oils and coal. The Company has been able to maintain the maximum allowable prices for most of its alternate fuel capable customers. As a result, management does not anticipate any material adverse impact on its operating margin. The Company maintains no backlog on its orders for gas service.

     The Company continues to compete with interstate transmission pipeline companies, such as El Paso Natural Gas Company (El Paso), Kern River Gas Transmission Company (Kern River), and the proposed Tuscarora pipeline, to provide service to end-users. End-use customers located in close proximity to these interstate pipelines pose a potential bypass threat and, therefore, require the Company to monitor closely each customer's situation and provide competitive service in order to retain the customer. The Company has experienced no significant financial impact to date from the threat of bypass. However, industry restructuring as a result of the capacity release provisions of FERC Order No. 636, whereby shippers can release available pipeline capacity on a temporary or permanent basis, could increase the viability of end-use customer bypass directly to interstate pipeline companies.

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

     Demand for natural gas is greatly affected by temperature. On cold days, use of gas by residential and commercial customers may be as much as eight times greater than on warm days because of increased use of gas for space heating. To fully satisfy this increased high-priority demand, gas is withdrawn from storage, or peaking supplies are purchased from suppliers. If necessary, service to interruptible lower-priority customers may also be curtailed to provide the needed delivery system capacity.

NATURAL GAS SUPPLY

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

     The Company's primary objective with respect to gas supply is to ensure that adequate, as well as economical, supplies of natural gas are available from reliable sources. The Company acquires its gas from a wide variety of sources, including suppliers on the spot market and those who provide firm supplies over short-term and longer-term durations. Balancing firm supply assurances against the associated costs dictate a continually changing natural gas purchasing mix within the Company's supply portfolio. The Company believes its portfolio provides security as well as the operating flexibility needed to meet changing market conditions. During 1994, the Company acquired gas supplies from nearly 60 suppliers.

     The purchase of natural gas at the wellhead is not regulated. During 1991, price ceilings on wells drilled after July 1989 were abolished and the remaining price ceilings on existing wells were abolished in

January 1993. The elimination of price ceilings has had no direct impact on the Company because natural gas is selling well below the previous regulatory ceilings, and supplies are adequate. The last few years have generally demonstrated seasonal volatility in the price of natural gas, with higher prices in the heating season and lower prices during the summer or off-peak consumption period.

     Natural Gas Industry Changes. In 1992, FERC Order No. 636 required open-access interstate pipelines to significantly restructure their services prior to the 1993/94 winter heating season. Interstate pipelines discontinued their traditional role of gas supplier and began offering unbundled common carrier services, such as transportation, storage, and capacity release. Additionally, pipelines were required to implement a new method of rate design and to provide the information necessary for natural gas buyers and sellers to arrange transportation service on a more flexible basis. As a result of the new method of rate design, the Company is experiencing higher costs, which are currently being recovered through its PGA provisions.

     Because of these and other utility industry changes, the Company continues to evaluate natural gas storage as an option to enable the Company to take advantage of seasonal price differentials and to otherwise protect the Company from the uncertainties associated with spot market purchases and the Company's need to obtain natural gas from a variety of sources to meet the growing demand of its customers.

     In order to increase its options concerning gas supplies, the Company signed an agreement with SoCal in November 1992 to use a portion of SoCal's underground storage facilities. The agreement had many significant precedent conditions, all of which needed to be satisfied before the agreement could be implemented. Many of these conditions have not been satisfied and management now believes it is doubtful that all of the issues can be satisfactorily resolved. The Company continues to research and review other options concerning gas supplies, including other gas storage possibilities.

ENVIRONMENTAL MATTERS

     Federal, state and local laws and regulations governing the discharge of materials into the environment have had little direct impact upon either the Company or its subsidiaries. Environmental efforts, with respect to matters such as protection of endangered species and archeological finds, have resulted in the Company spending a greater amount of time in obtaining pipeline rights-of-way and sites for other facilities. However, increased environmental legislation and regulation are also perceived to be beneficial to the natural gas industry. Because natural gas is one of the most environmentally safe fuels currently available, its use will allow energy users to comply with stricter environmental standards. For example, management is of the opinion that legislation, such as the Clean Air Act Amendments of 1990 and the Energy Policy Act of 1992, has a positive effect on natural gas demand, including provisions encouraging the use of natural gas vehicles, cogeneration and independent power production.

EMPLOYEES

     At December 31, 1994, the natural gas operations segment had 2,359 regular full-time employees. The Company believes it has a good relationship with its employees. No employees are represented by a union.

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

     Since December 31, 1990, total assets have declined from $2.7 billion to $1.8 billion at December 31, 1994 as management restructured the balance sheet to more effectively operate under the guidelines of the Financial Institutions Reform, Recovery and Enforcement Act (FIRREA). The decrease is also part of a long-term Strategic Business Plan "right size-right structure" strategy to optimize the Bank's size and earnings potential under the strict capital requirements of FIRREA.

     The rising interest rate environment during 1994 has slowed prepayments within the loan and debt security portfolios, and has put pressure on the cost of funds. Net interest margin increased in 1994 despite this environment, in large part due to the ability to lag increases in rates paid on deposits versus increases in the wholesale market.

     The following table sets forth certain ratios for the Bank for each of the periods stated:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                      1994     1993     1992     1991      1990
                                                      ----     ----     ----     -----     ----
    Return on average assets (net income divided by
      average total assets).........................   0.4%    0.3%     (0.5)%    (1.2)%   0.4%
    Return on average equity (net income divided by
      average stockholder's equity).................   4.4%    4.0%     (6.0)%   (17.2)%   5.8%
    Equity-to-assets ratio (average stockholder's
      equity divided by average total assets).......  10.1%    8.2%      7.5 %     6.7 %   6.1%

LENDING ACTIVITIES

     The Bank's loan portfolio totaled $938 million at December 31, 1994, representing 52 percent of total assets at that date. The loan portfolio consists principally of intermediate-term and long-term real estate loans and, to a lesser extent, secured and unsecured commercial loans, and consumer loans including: home improvement, recreational vehicle, mobile home, marine and auto loans. The contractual maturity of loans secured by single-family dwellings has historically been 30 years, although in recent years the Bank has made a number of loans with maturities of 23 years or less. In January 1994, the Bank sold its credit card portfolio and entered into an agent bank relationship with the purchaser to issue credit cards to the Bank's customers. The Bank recognized a gain of $1.7 million ($1.1 million net of charge-offs).

     The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated (thousands of dollars):

                                                                  DECEMBER 31,
                                             ------------------------------------------------------
                                               1994       1993       1992       1991        1990
                                             --------   --------   --------   --------   ----------
Loans collateralized by real estate:
  Conventional single-family residential...  $490,157   $436,853   $395,976   $497,448   $  624,414
  FHA and VA insured single-family
     residential...........................    35,429     25,051     24,670     35,563       25,221
  Commercial mortgage......................   178,076    192,046    198,235    212,518      195,118
  Construction and land (1)................    90,992     82,638     91,344    120,776      174,068
                                             --------   --------   --------   --------   ----------
                                              794,654    736,588    710,225    866,305    1,018,821
Commercial secured.........................    40,349     25,443     30,137     26,736       24,469
Commercial unsecured.......................     2,317        354        384      3,966        6,339
Consumer installment.......................   119,460     93,431     42,444     53,537       87,475
Consumer unsecured.........................     6,570     19,309     18,371     16,568       13,445
Equity and property improvement loans......    26,054     21,061     16,712     14,287       11,012
Deposit accounts...........................     2,659      2,944      4,248      5,122        5,589
                                             --------   --------   --------   --------   ----------
                                              992,063    899,130    822,521    986,521    1,167,150
                                             --------   --------   --------   --------   ----------
Undisbursed proceeds.......................   (41,702)   (48,251)   (44,937)   (44,544)     (64,465)
Allowance for estimated credit losses......   (17,659)   (16,251)   (17,228)   (12,061)      (3,646)
Premiums (discounts).......................     5,969      3,270       (125)    (1,294)      (1,285)
Deferred fees..............................    (4,999)    (4,782)    (4,406)    (6,678)      (6,232)
Accrued interest...........................     4,479      4,214      4,586      6,358        8,619
                                             --------   --------   --------   --------   ----------
                                              (53,912)   (61,800)   (62,110)   (58,219)     (67,009)
                                             --------   --------   --------   --------   ----------
Loans receivable...........................  $938,151   $837,330   $760,411   $928,302   $1,100,141
                                             ========   ========   ========   ========   ==========

- ---------------

(1) The Bank's portfolio of construction and land loans is generally due in one year or less.

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

     The Bank originates both fixed- and adjustable-rate loans in the single-family residential, commercial mortgage, and consumer home equity portfolios. The Bank's adjustable-rate loans in these portfolios are based on various indices, including the prime rate, the one-year constant maturity Treasury, six-month London Interbank Offering Rate (LIBOR), and to a lesser extent the 11th District cost of funds. Other consumer loans are generally fixed-rate, while construction and non-real estate commercial loans are generally adjustable-rate prime-based loans.

     The Bank currently originates single-family residential (SFR) adjustable-rate mortgages (ARM) which generally have an initial interest rate below the current market rate and adjust to the applicable index plus a defined spread, subject to caps, after the first year. The Bank's ARM generally provide that the maximum rate that can be charged cannot exceed the initial rate by more than six percentage points. The annual interest rate adjustment on the Bank's ARM loans is generally limited to two percentage points.

     Many of the other adjustable-rate loans contain limitations as to both the amount and the interest rate change at each repricing date (periodic caps) and the maximum rates the loan can be repriced over the life of the loan (lifetime caps). At December 31, 1994, periodic caps in the adjustable loan portfolio ranged from 25 to 800 basis points. Lifetime caps ranged from
9.75 to 22 percent.

     See Financial Services Segment -- Risk Management -- Interest Rate Risk Management of MD&A for the static gap table which includes the maturity and repricing sensitivity of the Bank's loan portfolio.

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

     The Bank reviews adherence to approved lending policies and procedures, including proper approvals, timely completion of quarterly asset reviews, early identification of problem loans, reviewing the quality of underwriting and appraisals, tracking trends in asset quality and evaluating the adequacy of the allowance for credit losses. To further control its credit risk, the Bank monitors and manages its credit exposure in portfolio concentrations. Portfolio concentrations, including collateral types, industry groups, geographic locations, and loan types are assessed and the exposure is managed through the establishment of limitations of aggregate exposures.

     The Bank maintains a comprehensive risk-rating system used in determining classified assets and allowances for estimated credit losses. The system involves an ongoing review of all assets containing an element of credit risk including loans, real estate and investment securities. The review process assigns a risk rating to each asset reviewed based upon various credit criteria. If the review indicates that it is probable that some portion of an asset will result in a loss, the asset is written down to its expected recovery value. An allocated general valuation allowance is established for each asset reviewed which has been assigned a risk classification. The allowance is determined, subject to certain minimum percentages, based upon probability of default (in the case of loans), estimated ranges of recovery, and probability of each estimate of recovery value. An allowance for estimated credit losses on classified assets not subject to a detailed review is established by multiplying a percentage by the aggregate balances of the assets outstanding in each risk category. The percentages assigned increase based on the degree of risk and reflect management's estimate of potential future losses from assets in a specific risk category. With respect to loans not subject to specific reviews, principally single-family residential and consumer loans, the allowance is established based upon historical loss experience. Additionally, an unallocated allowance is established to reflect economic and other conditions that may negatively affect the portfolio in the aggregate.

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

     Each loan portfolio contains unique credit risks for which the Bank has developed policies and procedures to manage as follows:

     Single-Family Residential Lending. SFR mortgage loans comprise 56 percent of the loan portfolio at December 31, 1994 compared to 55 percent at December 31, 1993. This portfolio represents the largest lending component and is the component which contains the least credit risk.

     It is the general policy of the Bank not to make SFR loans which have a loan-to-value ratio in excess of 80 percent unless insured by private mortgage insurance, Federal Housing Authority (FHA) insurance, or guaranteed by the Veterans Administration (VA). Single-family loans are generally underwritten to underwriting guidelines established by FHA, VA, Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) or preapproved private investors. On its SFR ARM offered with initial below market rates, the Bank qualifies the applicants using the fully indexed rate.

     The Bank requires title insurance on all loans secured by liens on real property. The Bank also requires fire and other hazard insurance be maintained in amounts at least equal to the replacement cost of improvements on all properties securing its loans. Earthquake insurance, however, is not required.

     Consumer Lending. Consumer loans include installment loans secured by recreational vehicles, boats, autos and mobile homes, home equity loans, and loans secured by deposit accounts. Approximately 96 percent of the consumer loan portfolio is collateralized at December 31, 1994. The credit risk of the consumer loan portfolio is managed through both the origination function and the collection process. All consumer loan origination and collection efforts, except those secured by deposits, are performed at a central location in order to provide greater control in the process and a more uniform application of credit standards.

     The Bank originates a majority of its installment loans through automobile, recreational vehicle and marine vehicle dealers. These loans are subject to underwriting by Bank personnel. Additionally, credit reviews of the dealers are performed on a periodic basis. The Bank pays dealers a fee for these loans based upon the excess of the contractual interest rate of the loan over the Bank's stated rate schedule.

     The Bank utilizes a credit scoring model to assist in the analysis of loan applications and credit reports. Additionally, as a follow up to the application process, a review of selected originations is performed to monitor adherence to credit standards.

     Commercial and Construction. The commercial and construction portfolios consist of amortizing mortgage loans on multi-family residential and nonresidential real estate, construction and development loans secured by real estate, and commercial loans secured by collateral other than real estate. Residential tract construction loans are generally underwritten with a discounted loan-to-value ratio of less than 85 percent, while commercial income property loans are generally underwritten with a ratio less than 75 percent.

     Construction loans involve risks different from completed project lending because loan funds are advanced upon the security of the project under construction, and if the loan goes into default, additional funds may have to be advanced to complete the project before it can be sold. Moreover, construction projects are subject to uncertainties inherent in estimating construction costs, potential delays in construction time, market demand and the accuracy of the estimate of value upon completion.

     The Bank manages its risk in these portfolios through its credit evaluation, approval and monitoring processes. In addition to obtaining appraisals on real estate collateral-based loans, a review of actual and forecasted financial statements and cash flow analyses is performed. After such loans are funded, they are monitored by obtaining and analyzing current financial and cash flow information on a periodic basis.

     To further control its credit risk in this portfolio, the Bank monitors and manages credit exposure on portfolio concentrations. The Bank regularly monitors portfolio concentrations by collateral types, industry groups, loan types, and individual and related borrowers. Such concentrations are assessed and exposures managed through establishment of limitations of aggregate exposures. The Bank no longer originates new construction and commercial loans in California and Arizona. At December 31, 1994, 48 percent or $19.5 million of the Bank's outstanding commercial secured loan portfolio consisted of loans to borrowers in the gaming industry, with additional unfunded commitments of $11.5 million. These loans are generally secured by real estate and equipment. The Bank's portfolio of loans, collateralized by real estate, consists principally of real estate located in Nevada, California and Arizona. Collectibility is, therefore, somewhat dependent on the economies and real estate values of these areas and industries. Construction loans and commercial real estate loans (including multi-family) generally have higher default rates than single-family residential loans. See Financial Services Segment -- Risk Management -- Credit Risk Management of MD&A for a table that sets forth the amounts of classified assets by type of loan.

  Origination, Purchase and Sale of Loans

     The Bank originates the majority of its loans within the state of Nevada; however, under current laws and regulations, the Bank may also originate and purchase loans or purchase participating interests in loans without regard to the location of the secured property. During 1994, the Bank originated $466 million in new loans, virtually all of which were secured by property located in Nevada. In the first quarter of 1994, the Bank purchased $41.9 million of single-family residential whole loans. During 1993, the Bank originated $500 million in new loans, of which 90 percent were secured by property located in Nevada, 8 percent were secured by property located in Arizona, and 2 percent were secured by property in California. As of December 31, 1994, 82 percent of the loan portfolio was secured by property located in Nevada, 12 percent secured by property located in California and 6 percent secured by property located in Arizona. The Bank originates real estate and commercial loans principally through its in-house personnel.

  Secondary Marketing Activity

     The Bank has been involved in secondary mortgage market transactions through the sale of whole loans. In accordance with the Bank's Accounting Policy, fixed-rate residential loans with maturities greater than 25 years have been designated as held for sale. At December 31, 1994, $2.1 million of residential loans are designated as held for sale. See Note 4 of the Notes to Consolidated Financial Statements for additional discussion relating to such loans.

     Under its loan participation and whole loan sale agreements, the Bank may continue to service the loans and collect payments on the loans as they become due. The amount of loans serviced for others was $415 million at December 31, 1994, compared to $477 million at year-end 1993, including $68 million and $93 million, respectively, of loans serviced for mortgage-backed securities (MBS) originated and owned by the Bank. The Bank pays the participating lender, under the terms of the participation agreement, a yield on the participant's portion of the loan, which is usually less than the interest agreed to be paid by the borrower. The difference is retained by the Bank as servicing income.

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

     Restructured loans represent loans for which the borrower is complying with the terms of a loan modified as to rate, maturity, or payment amount.

     The following table summarizes nonperforming assets as of the dates indicated (thousands of dollars):

                                                                DECEMBER 31,
                                           -------------------------------------------------------
                                            1994        1993        1992        1991        1990
                                           -------     -------     -------     -------     -------
Nonaccrual loans past due 90 days or
  more:
  Mortgage loans:
     Construction and land...............  $   576     $ 1,233     $ 8,514     $ 8,904     $ 6,599
     Permanent single-family
       residences........................    5,517       6,636       4,667       7,737       4,467
     Other mortgage loans................    5,696       6,728       3,736      10,388       9,405
                                           -------     -------     -------     -------     -------
                                            11,789      14,597      16,917      27,029      20,471
  Nonmortgage loans......................      904         184       2,164          87         331
Restructured loans.......................   16,768       2,842       1,190       1,229       1,385
                                           -------     -------     -------     -------     -------
          Total nonperforming loans......   29,461      17,623      20,271      28,345      22,187
Real estate acquired through
  foreclosure............................    7,631       9,707      24,488      14,875      10,363
                                           -------     -------     -------     -------     -------
          Total nonperforming assets.....  $37,092     $27,330     $44,759     $43,220     $32,550
                                           =======     =======     =======     =======     =======
Allowance for estimated credit losses....  $17,659     $16,251     $17,228     $12,061     $ 3,646
                                           =======     =======     =======     =======     =======
Allowance for estimated credit losses as
  a percentage of nonperforming loans....    59.94%      92.21%      84.99%      42.55%      16.43%
                                           =======     =======     =======     =======     =======
Allowance for estimated credit losses as
  a percentage of nonperforming assets...    47.61%      59.46%      38.49%      27.91%      11.20%
                                           =======     =======     =======     =======     =======

     The increase in restructured loans in 1994 is a result of the classification of $13.9 million of single-family residential loan modifications made for borrowers with earthquake-related damage in California. Federal agencies encouraged financial institutions to modify loan terms for certain borrowers who were affected by the earthquake which occurred in January 1994. The terms of these modifications were generally three- to six-month payment extensions with no negative credit reporting regarding the borrower. These loans were on a nonaccrual basis during the extension period. Current interpretation by the OTS concerning the modifications made requires the loans to be classified as "troubled debt restructured" until they mature, are paid off, or are sold. The Bank reviewed the earthquake-related loans and classified $3.1 million as special mention and $677,000 as substandard and considered all of the loans in the overall general valuation analysis. The remainder of the earthquake-related loans are not classified and are deemed to have adequate reserves as they carry no more risk than any other SFR loan.

     At December 31, 1994, all nonaccrual loans and real estate acquired through foreclosure are classified substandard. Additionally, $2.3 million of the restructured loans are classified substandard.

     The amount of interest income that would have been recorded on the nonaccrual and restructured assets if they had been current under their original terms was $2.1 million for 1994. Actual interest income recognized on these assets was $970,000, resulting in $1.1 million of interest income foregone for the year. See further discussion below in Provision and Allowance for Credit Losses.

     Classified Assets. OTS regulations require the Bank to classify certain assets and establish prudent valuation allowances. Classified assets fall in one of three categories --"substandard," "doubtful," and "loss." In addition, the Bank can designate an asset as "special mention."

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

     Provision and Allowance for Credit Losses. The provision for credit losses is dependent upon management's evaluation as to the amount needed to maintain the allowance for losses at a level considered appropriate to the perceived risk of future losses. A number of factors are weighed by management in determining the adequacy of the allowance, including internal analyses of portfolio quality measures and trends, specific economic and market conditions affecting valuation of the security properties and certain other factors. In addition, the OTS considers the adequacy of the allowance for credit losses and the net carrying value of real estate owned in connection with periodic examinations of the Bank. The OTS has the ability to require the Bank to recognize additions to the allowance or reductions in the net carrying value of real estate owned based on their judgement at the time of such examinations. In connection with the 1993 examination by the OTS, no additional reserves were required to be recorded by the Bank. The OTS commenced their 1994 examination of the Bank in February 1995.

     Activity in the allowances for credit losses on loans and real estate is summarized as follows (thousands of dollars):

                                                                                   REAL          REAL
                                                                                  ESTATE        ESTATE
                                            CONSTRUCTION     NON-                ACQUIRED      HELD FOR
                                 MORTGAGE      & LAND      MORTGAGE    TOTAL      THROUGH       SALE OR
                                  LOANS        LOANS        LOANS      LOANS    FORECLOSURE   DEVELOPMENT    TOTAL     RATIO*
                                 --------   ------------   --------   -------   -----------   -----------   --------   ------
Balance at 12/31/89............  $ 2,235       $   900     $ 1,249    $ 4,384     $ 3,175       $  2,275    $  9,834
Provisions for estimated
  losses.......................    1,201           399       1,669      3,269       2,500          2,000       7,769
Charge-offs, net of
  recoveries...................     (657)           --      (1,166)    (1,823)     (3,233)          (117)     (5,173)   0.43%
Transfers......................   (1,645)           --        (539)    (2,184)      1,645             --        (539)
                                 -------       -------     -------    -------     -------       --------    --------
Balance at 12/31/90............    1,134         1,299       1,213      3,646       4,087          4,158      11,891
Provisions for estimated
  losses.......................    5,835         2,643       3,580     12,058       1,686         49,010      62,754
Charge-offs, net of
  recoveries...................     (394)       (1,121)     (1,545)    (3,060)     (6,595)       (49,529)    (59,184)   5.85%
Transfers......................     (583)           --          --       (583)        822             --         239
                                 -------       -------     -------    -------     -------       --------    --------
Balance at 12/31/91............    5,992         2,821       3,248     12,061          --          3,639      15,700
Provisions for estimated
  losses.......................    1,903         6,460       5,766     14,129          --         18,309      32,438
Charge-offs, net of
  recoveries...................     (515)       (3,765)     (4,682)    (8,962)         --        (20,485)    (29,447)   3.29%
                                 -------       -------     -------    -------     -------       --------    --------
Balance at 12/31/92............    7,380         5,516       4,332     17,228          --          1,463      18,691
Provisions for estimated
  losses.......................    4,634           172       1,406      6,212          --          1,010       7,222
Charge-offs, net of
  recoveries...................   (3,191)       (2,248)     (1,750)    (7,189)         --         (1,538)     (8,727)   1.07%
                                 -------       -------     -------    -------     -------       --------    --------
Balance at 12/31/93............    8,823         3,440       3,988     16,251          --            935      17,186
Provisions for estimated
  losses.......................    2,954            71       4,205      7,230          --            163       7,393
Charge-offs, net of
  recoveries...................   (1,786)       (1,297)     (2,739)    (5,822)         --           (622)     (6,444)   0.72%
                                 -------       -------     -------    -------     -------       --------    --------
Balance at 12/31/94............  $ 9,991       $ 2,214     $ 5,454    $17,659     $    --       $    476    $ 18,135
                                 =======       =======     =======    =======     =======       ========    ========

- ---------------

* Ratio = Net charge-offs to average loans and real estate outstanding

     Included in net charge-offs are $1.7 million, $1.4 million, $1.9 million, $2.6 million and $2.6 million of recoveries from 1990 through 1994, respectively.

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

                                                                   DECEMBER 31,
                    -----------------------------------------------------------------------------------------------------------
                           1994                  1993                  1992                  1991                  1990
                    -------------------   -------------------   -------------------   -------------------   -------------------
                                PERCENT               PERCENT               PERCENT               PERCENT               PERCENT
                                  OF                    OF                    OF                    OF                    OF
                                 LOANS                 LOANS                 LOANS                 LOANS                 LOANS
                                  TO                    TO                    TO                    TO                    TO
                    ALLOWANCE    TOTAL    ALLOWANCE    TOTAL    ALLOWANCE    TOTAL    ALLOWANCE    TOTAL    ALLOWANCE    TOTAL
                     AMOUNT      LOANS     AMOUNT      LOANS     AMOUNT      LOANS     AMOUNT      LOANS     AMOUNT      LOANS
                    ---------   -------   ---------   -------   ---------   -------   ---------   -------   ---------   -------
                                                              (THOUSANDS OF DOLLARS)
LOANS BY TYPE
Real estate.......   $ 9,991      73.6     $ 8,823      76.9     $ 7,380      81.2     $ 5,992      82.4      $1,134      84.4
Construction and
  land............     2,214       5.1       3,440       4.0       5,516       4.3       2,821       4.8       1,299       4.9
Nonmortgage.......     5,454      21.3       3,988      19.1       4,332      14.5       3,248      12.8       1,213      10.7
                     -------     -----     -------     -----     -------     -----     -------     -----      ------     -----
  Total...........   $17,659     100.0     $16,251     100.0     $17,228     100.0     $12,061     100.0      $3,646     100.0
                     =======     =====     =======     =====     =======     =====     =======     =====      ======     =====

REAL ESTATE DEVELOPMENT ACTIVITIES

     The Bank's investment in real estate held for development, net of allowance for estimated losses, excluding real estate acquired through foreclosure, decreased from $28.1 million at December 31, 1991 to $771,000 at December 31, 1994. The Bank's pretax loss from real estate operations was $612,000 in 1994, $910,000 in 1993, and $15.3 million in 1992.

     The Bank and its subsidiaries have ceased making investments in new real estate development activities as a result of legislative and regulatory actions which have placed certain restrictions on the Bank's ability to invest in real estate. See Regulation -- General herein for additional discussion. The Bank and its subsidiaries are continuing the sale and wind down of remaining real estate investments.

INVESTMENT ACTIVITIES

     Federal regulations require thrifts to maintain certain levels of liquidity and to invest in various types of liquid assets. The Bank invests in a variety of securities, including commercial paper, certificates of deposit, U.S. government and U.S. agency obligations, short-term corporate debt, municipal bonds, repurchase agreements and federal funds. The Bank also invests in longer term investments such as MBS and collateralized mortgage obligations (CMO) to supplement its loan production and to provide liquidity to meet unforeseen cash outlays. Income from cash equivalents and debt securities provides a significant source of revenue for the Bank, constituting 43 percent, 41 percent and 32 percent of total revenues for each of the years ended December 31, 1992, 1993 and 1994, respectively.

     The Bank's activities in derivatives are limited to investments in CMO, interest rate swaps, and forward sale commitments. CMO are discussed in the following tables. Interest rate swaps and forward sale commitments are discussed in Note 17 of the Notes to Consolidated Financial Statements, and in Risk Management -- Interest Rate Risk Management of MD&A.

     In order to mitigate the interest rate risk (IRR) and credit risk exposure in the debt security portfolio, the Bank has established guidelines within its Investment Portfolio Policy for maximum duration, credit quality, concentration limits per issuer, and counterparty capital requirements. The Investment Portfolio Policy also sets forth the types of permissible investment securities and unsuitable investment activities.

     Additionally, the debt security portfolio is subject to the Asset Classification Policy of the Bank based on credit risk as determined by private rating firms, such as Standard and Poor's Corporation and Moody's Investors Services.

     On December 31, 1993, the Bank adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In conjunction with adoption, the Bank designated the vast majority of its debt security portfolio as available for sale. At December 31, 1993 and 1994, no securities were designated as "trading securities." See Note 2 of the Notes to Consolidated Financial Statements for further discussion.

     The following tables present the composition of the debt security portfolios as of the dates indicated. See Financial Services Segment -- Capital Resources and Liquidity of MD&A and Note 3 of the Notes to Consolidated Financial Statements for further discussion of the portfolios:

                                                                        DECEMBER 31,
                                                             -----------------------------------
                                                               1994        1993          1992
                                                             --------     -------     ----------
                                                                   (THOUSANDS OF DOLLARS)
DEBT SECURITIES HELD TO MATURITY
GNMA -- MBS................................................  $     --     $    --     $   12,222
FHLMC -- MBS...............................................        --          --        629,225
FNMA -- MBS................................................        --          --        217,391
CMO........................................................        --          --         37,722
Corporate issue MBS........................................    60,922      69,660        229,303
Money market instruments...................................        --          --            100
U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies................    40,958          --         15,996
Medium-term notes..........................................        --          --         17,018
                                                             --------     -------     ----------
          Total............................................  $101,880     $69,660     $1,158,977
                                                             ========     =======     ==========

                                                                        DECEMBER 31,
                                                              ---------------------------------
                                                                1994         1993        1992
                                                              --------     --------     -------
                                                                    (THOUSANDS OF DOLLARS)
DEBT SECURITIES AVAILABLE FOR SALE
GNMA -- MBS.................................................  $  6,397     $  9,672     $ 6,780
FHLMC -- MBS................................................   300,896      379,786          --
FNMA -- MBS.................................................   109,108      119,657          --
CMO.........................................................    88,380       47,249          --
Corporate issue MBS.........................................    19,517       24,106          --
Money market instruments....................................        --       10,036          --
U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies.................     5,102        5,220          --
                                                              --------     --------     -------
          Total.............................................  $529,400     $595,726     $ 6,780
                                                              ========     ========     =======

     The following schedule of the expected maturity of debt securities held to maturity is based upon dealer prepayment expectations and historical prepayment activity (thousands of dollars):

                                                   EXPECTED/CONTRACTUAL MATURITY
                        ------------------------------------------------------------------------------------
                                     AFTER         AFTER          AFTER
                                    ONE YEAR     FIVE YEARS     TEN YEARS
                                      BUT           BUT            BUT
                        WITHIN       WITHIN        WITHIN        WITHIN       AFTER        TOTAL
                          ONE         FIVE          TEN          TWENTY       TWENTY     AMORTIZED
DECEMBER 31, 1994        YEAR        YEARS         YEARS          YEARS       YEARS        COST        YIELD
- -----------------       -------     --------     ----------     ---------     ------     ---------     -----
Corporate issue MBS...  $15,593     $31,603        $8,883         $4,574       $269       $ 60,922     7.25%
U.S. Treasury
  securities and
  obligations of U.S.
  Government
  corporations and
  agencies............   20,822      20,136            --             --         --         40,958     8.01%
                        -------     -------        ------         ------       ----       --------     ----
          Total.......  $36,415     $51,739        $8,883         $4,574       $269       $101,880     7.55%
                        =======     =======        ======         ======       ====       ========     ====
Yield.................     7.62%       7.58%         7.40%          6.69%      6.46%          7.55%
                        =======     =======        ======         ======       ====       ========

     The expected maturities of MBS and CMO are based upon dealer prepayment expectations and historical prepayment activity. The following schedule reflects the expected maturities of MBS and CMO and the contractual maturity of all other debt securities available for sale (thousands of dollars):

                                                   EXPECTED/CONTRACTUAL MATURITY
                        -----------------------------------------------------------------------------------
                                     AFTER        AFTER         AFTER
                                    ONE YEAR    FIVE YEARS    TEN YEARS
                                      BUT          BUT           BUT                    TOTAL
                         WITHIN      WITHIN       WITHIN       WITHIN       AFTER     ESTIMATED
                          ONE         FIVE         TEN         TWENTY      TWENTY       FAIR
  DECEMBER 31, 1994       YEAR       YEARS        YEARS         YEARS       YEARS       VALUE      YEAR(1)
- ----------------------  --------    --------    ----------    ---------    -------    ---------    -------
GNMA -- MBS...........  $  1,595    $  4,091     $    711      $    --     $    --    $   6,397     8.29%
FHLMC -- MBS..........    57,237     167,998       37,894       29,991       7,776      300,896     6.64%
FNMA -- MBS...........    15,879      49,915       20,241       20,030       3,043      109,108     7.11%
CMO...................    48,692      38,236          819          606          27       88,380     5.92%
Corporate issue MBS...     3,295      11,283        4,056          778         105       19,517     7.24%
U.S. Treasury
  securities
  and obligations of
  U.S. Government
  corporations and
  agencies............     5,102          --           --           --          --        5,102     5.83%
                        --------    --------    ----------    ---------    -------    ---------     ----
          Total.......  $131,800    $271,523     $ 63,721      $51,405     $10,951    $ 529,400     6.65%
                        ========    ========     ========      =======     =======     ========     ====
Yield(1)..............      6.43%       6.67%        6.84%        6.83%       6.78%        6.65%
                        ========    ========     ========      =======     =======     ========

- ---------------

(1) The yields are completed based on amortized cost.

DEPOSIT ACTIVITIES

     Deposit accounts are the Bank's primary source of funds constituting 75 percent of the Bank's total liabilities at December 31, 1994. The Bank solicits both short-term and long-term deposits in the form of transaction related and certificate of deposit accounts.

     The Bank's average retail deposit base has remained steady during the past three years, despite the effect of the sale of Arizona-based deposit liabilities (Arizona sale) in 1993. See Note 2 of the Notes to Consolidated Financial Statements for further discussion of the Arizona sale. Average retail deposits, as a percentage of average interest-bearing liabilities, were 80 percent in 1994, compared to 79 percent in 1993 and 83 percent in 1992. The Bank has emphasized retail deposits over wholesale funding sources in an effort to reduce the volatility of its cost of funds. Additionally, the Bank has emphasized growth in transaction based accounts versus term accounts in order to reduce its overall cost of funds.

     The Bank's deposits increased $32 million during 1994. Due to the rising interest rate environment, many customers moved their transaction deposits into higher-yielding certificate of deposit accounts. The growth in retail deposits has been achieved through marketing programs, increased emphasis on customer service and strong population growth in southern Nevada.

     At December 31, 1994, the Bank maintained over $291 million in collateral, at market value, which could be borrowed against or sold to offset any run-offs which could occur in retail deposits in a declining or low interest rate environment. The Bank considers this level of excess collateral to be adequate and considers the likelihood of substantial run-offs occurring to be remote.

     The average balances in and average rates paid on deposit accounts for the years indicated are summarized as follows (thousands of dollars):

                                         1994                     1993                      1992
                                  -------------------     --------------------     ---------------------
                                   BALANCE      YIELD       BALANCE      YIELD       BALANCE       YIELD
                                  ----------    -----     ----------     -----     -----------     -----
Noninterest-bearing demand
  deposits......................  $   66,339       --      $   77,144       --      $   74,245       --
Interest-bearing demand
  deposits......................     325,885     2.68 %       329,785     2.60 %       279,793     3.19 %
Savings deposits................      84,584     2.52 %        83,935     2.81 %        71,548     2.49 %
Certificates of deposit.........     751,572     4.42 %       952,764     4.90 %     1,263,298     5.96 %
                                  ----------     -----     ----------     ----      ----------     ----
                                  $1,228,380     3.59 %    $1,443,628     3.99 %    $1,688,884     5.09 %
                                  ==========     ====      ==========     ====      ==========     ====

     See Note 7 of the Notes to Consolidated Financial Statements for further discussion.

     Certificates of deposit include approximately $169 million, $152 million, and $223 million in time certificates of deposits in amounts of $100,000 or more at December 31, 1994, 1993, and 1992, respectively. The following table represents time certificates of deposits, none of which are brokered, in amounts of $100,000 or more by time remaining until maturity as of December 31, 1994 (thousands of dollars):

LESS THAN         3 MONTHS -         6 MONTHS -         GREATER THAN
3 MONTHS           6 MONTHS            1 YEAR              1 YEAR
- ---------         ----------         ----------         ------------
 $52,452           $ 27,055           $ 37,597            $ 51,854
 =======           ========           ========          ==========

BORROWINGS

     Sources of funds other than deposits have included advances from the FHLB, reverse repurchase agreements and other borrowings.

     FHLB Advances. As a member of the FHLB system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time. The Bank borrows these funds from the FHLB principally on the security of certain of its mortgage loans. See Regulation -- Federal Home Loan Bank System herein for additional discussion. Such advances are made on a limited basis to supplement the Bank's supply of lendable funds, to meet deposit withdrawal requirements and to lengthen the maturities of its borrowings. See Note 11 of the Notes to Consolidated Financial Statements for additional discussion.

     Securities Sold Under Repurchase Agreements. The Bank sells securities under agreements to repurchase (reverse repurchase agreements). Reverse repurchase agreements involve the Bank's sale of debt securities to a broker/dealer with a simultaneous agreement to repurchase the same debt securities on a specified date at a specified price. The initial price paid to the Bank under reverse repurchase agreements is less than the fair market value of the debt securities sold, and the Bank may be required to pledge additional collateral if the fair market value of the debt securities sold declines below the price paid to the Bank for these debt securities. See Note 8 of the Notes to Consolidated Financial Statements for additional discussion of the terms and description of the reverse repurchase agreements.

     Reverse repurchase agreements are summarized as follows (thousands of dollars):

                                                         1994          1993          1992
                                                       --------      --------      --------
    Balance at year end...........................     $281,935      $259,041      $376,859
    Accrued interest payable at year end..........        3,335         3,871         3,717
    Daily average amount outstanding during
      year........................................      222,620       305,123       204,222
    Maximum amount outstanding at any month end...      281,935       367,859       376,859
    Weighted-average interest rate during the
      year........................................         4.95%         4.30%         5.98%
    Weighted-average interest rate on year-end
      balances....................................         6.37%         4.31%         4.54%

     At December 31, 1994, the balance of reverse repurchase agreements included $19.7 million in long-term fixed-rate flexible reverse repurchase agreements with a weighted average interest rate of 8.70 percent.

EMPLOYEES

     At December 31, 1994 the Bank had 586 full-time equivalent employees. No employees are represented by any union or collective bargaining group and the Bank considers its relations with its employees to be good.

COMPETITION

     The Bank experiences substantial competition in attracting and retaining deposit accounts and in making mortgage and other loans. The primary factors in competing for deposit accounts are interest rates paid on deposits, the range of financial services offered, the quality of service, convenience of office locations and the financial strength of an institution. Direct competition for deposit accounts comes from savings and loan associations, commercial banks, money market mutual funds, credit unions and insurance companies. During 1993, the Bank experienced deposit outflows from certificate of deposit accounts as customers sought higher yielding alternative investments in a low interest rate environment. The Bank has sought to retain relationships with these customers by establishing an agreement with a third party broker to offer uninsured investment alternatives in the Bank's branches. With the rising interest rate environment and the mediocre and poor performance of many stock and bond mutual funds in 1994, many investors have returned to certificates of deposits as a safe investment vehicle.

     The primary factors in competing for loans are interest rates, loan origination fees, quality of service and the range of lending services offered. Competition for origination of first mortgage loans normally comes from savings and loan associations, mortgage banking firms, commercial banks, insurance companies, real estate investment trusts and other lending institutions.

PROPERTIES

     The Bank occupies facilities at 25 locations in Nevada, of which 12 are owned. The Bank leases the remaining facilities. The Bank may add branches in the future in order to achieve the deposit goals set forth in the Bank's Strategic Plan. The Bank intends to build three new branches in metropolitan Las Vegas and one in Reno. During 1994, specific strategic areas were identified:
Northwest Las Vegas, Green Valley, the Lakes and Reno. The Lakes site is currently under construction. See Note 6 of the Notes to Consolidated Financial Statements for a schedule of net future minimum rental payments that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1994.

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

     Deposit Insurance Premiums. Deposit accounts are insured to the maximum extent permitted by law by the FDIC through the SAIF. During 1993, the FDIC implemented a risk-based deposit insurance premium assessment. Under the regulation, annual deposit insurance premiums ranging from 23 to 31 basis points
(bp) are imposed on institutions based upon the institution's level of capital and a supervisory risk assessment. In February 1995, the FDIC proposed a significant reduction in the premiums banks pay to the Bank Insurance Fund
(BIF). The amended rate schedule will be changed from the current range of 23 bp to 31 bp to a proposed range of 4 bp to 31 bp; thereby substantially reducing the premiums that well-capitalized, low risk-rated institutions will pay. However, the FDIC is proposing to retain the current SAIF premium schedule until the SAIF is recapitalized.

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

     FDICIA requires federal banking regulators to take prompt corrective action if an institution fails to satisfy minimum capital requirements. Under FDICIA, capital requirements include a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying management fees which are not in capital requirement compliance or if such payment would cause the institution to fail to satisfy minimum levels for any of its capital requirements.

     Insured institutions are divided into five capital categories -- (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. The categories are defined as follows:

                                                  RISK-BASED        CORE CAPITAL TO          CORE
                  CATEGORY                       CAPITAL RATIO     RISK-BASED ASSETS     CAPITAL RATIO
- ---------------------------------------------    -------------     -----------------     -------------
Well capitalized.............................         >=10%               >=6%                  >=5%
Adequately capitalized.......................      >=8%<10%            >=4%<6%               >=4%<5%
Undercapitalized.............................       >=6%<8%            >=3%<4%               >=3%<4%
Significantly undercapitalized...............           <6%                <3%                   <3%

- ---------------

Critically undercapitalized if tangible equity to total assets ratio 2%

     Institutions must meet all three capital ratios in order to qualify for a given category. At December 31, 1994, the Bank was classified as "well capitalized." At December 31, 1994, under fully phased-in capital rules applicable to the Bank at July 1, 1996, the Bank would have exceeded the "adequately capitalized" fully phased-in total risk-based, tier 1 risk-based, and tier 1 leverage ratios by $46.7 million, $72.8 million, and $38.7 million, respectively. See Financial Services Segment -- Financial and Regulatory Capital of MD&A for further discussion.

     In January 1993, the OTS issued a Thrift Bulletin limiting the amount of deferred tax assets that can be used to meet capital requirements. Under the bulletin, for purposes of calculating regulatory capital, net deferred tax assets are limited to the amount which could be theoretically realized from carryback potential plus the lesser of the tax on one year's projected earnings or ten percent of core capital. Transitional provisions apply to deferred tax assets existing at December 31, 1992 which are not subject to the limitation. At December 31, 1994 the Bank's net deferred tax asset is less than this limitation. Management does not anticipate this regulation will impact the Bank's compliance with capital standards in the foreseeable future.

     In November 1994, the OTS announced its decision to reverse immediately its 1993 interim policy requiring associations to include unrealized gains and losses, net of income taxes, on available-for-sale (AFS) debt securities in regulatory capital. Under the revised OTS policy, associations exclude any unrealized gains and losses, net of income taxes, on a prospective basis, on AFS debt securities reported as a separate component of equity capital pursuant to SFAS No. 115.

     The capital regulations specify that only the following elements may be included in tangible capital: stockholder's equity, noncumulative perpetual preferred stock, retained earnings and minority interests in the equity accounts of fully consolidated subsidiaries. Further, goodwill and investments in and loans to subsidiaries engaged in activities not permitted by national banks must be deducted from assets and capital. See Regulation -- General -- Separate Capitalization of Nonpermissible Activities herein for additional discussion.

     In calculating adjusted total assets under the capital regulations, certain adjustments are made to give effect to the exclusion of certain assets from tangible capital and to appropriately account for the investments in and assets of both includable and nonincludable activities.

     Core capital under the current regulations may include only tangible capital, plus certain intangible assets up to a limit of 25 percent of core capital, provided such assets are: (i) separable from the thrift's assets; (ii) valued at an established market value through an identifiable stream of cash flows with a high degree of certainty that the asset will hold this market value notwithstanding the prospects of the thrift and (iii) salable in a market that is liquid. In addition, prior to January 1, 1995, certain qualifying "supervisory" goodwill was includable as core capital. At December 31, 1994, $6.6 million of supervisory goodwill is includable in core capital. Under the regulation, on January 1, 1995, none of the Bank's supervisory goodwill is includable in core capital.

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

     The OTS issued a regulation which added a component to an institution's risk-based capital calculation in 1994. The regulation requires a reduction of an institution's risk-based capital by 50 percent of the decline in the institution's net portfolio value (NPV) exceeding two percent of assets under a hypothetical 200 basis point increase or decrease in market interest rates. Based on the OTS's measurement of the Bank's September 30, 1994 and December 31, 1994 IRR, the Bank may be required to reduce its risk-based capital by approximately $1.5 million on June 30, 1995 and $1.9 million on September 30, 1995, in the absence of corrective action to reduce the Bank's IRR exposure or significant change in market interest rates in the interim. As of December 31, 1994, the Bank has sufficient risk-based capital to allow it to continue to be classified as "well capitalized" under FDICIA capital requirements after such reduction for IRR exposure. Management is currently reviewing possible strategies for reducing the Bank's IRR exposure.

     See Note 2 of the Notes to Consolidated Financial Statements for the calculation of the Bank's regulatory capital and related excesses as of December 31, 1994 and 1993.

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

     In July 1992, legislation was enacted which delayed the increased transitional deduction from capital for real estate investments, and allowed thrifts to apply to the OTS for use of a delayed schedule. The Bank applied for and received approval for use of the delayed phase-out schedule. The Bank had $1.6 million in investments in and loans to nonpermissible activities at December 31, 1994. These investments, which fall under this section of FIRREA, will be deductible from capital by 60 percent from July 1, 1995 to June 30, 1996 and thereafter, totally deductible. Included in this amount are investments in real estate, land loans and certain foreclosed real estate.

     Lending Activities. FIRREA limits the amount of commercial real estate loans that a federally chartered thrift may make to four times its capital (as defined). Based on core capital of $117 million at December 31, 1994, the Bank's commercial real estate lending limit was $468 million. At December 31, 1994, the Bank had $178 million invested in commercial real estate loans; therefore, this limitation should not unduly restrict the Bank's ability to engage in commercial real estate loans.

     FIRREA conformed thrifts' loans-to-one-borrower limitations to those applicable to national banks. After December 31, 1991 thrifts generally are not permitted to make loans to a single borrower in excess of 15 percent to 25 percent of the thrift's unimpaired capital and unimpaired surplus (depending upon whether the loan is collateralized and the type of collateral), except that a thrift may make loans to one borrower in excess of such limits under one of the following circumstances: (i) for any purpose, in any amount not to exceed $500,000 and (ii) to develop domestic residential housing units, in an amount not to exceed the lesser of $30 million, or 30 percent, of the thrift's unimpaired capital and unimpaired surplus, provided the thrift meets fully phased-in capital requirements and certain other conditions are satisfied. The Bank was in compliance with the loans-to-one-borrower limitation of $17.1 million at December 31, 1994. This limitation is not expected to materially affect the operations of the Bank.

     In December 1992, the OTS issued a regulation (Real Estate Lending Standards) as mandated by FDICIA, which became effective in March 1993. The regulation requires insured depository institutions to adopt and maintain comprehensive written real estate lending policies which include: prudent underwriting standards; loan administration procedures; portfolio diversification standards; and documentation, approval and reporting requirements. The policies must be reviewed and approved annually to ensure appropriateness for current market conditions. The regulation also provides supervisory loan-to-value limits for various types of real estate based loans. Loans may be originated in excess of these limitations up to a maximum of 100 percent of total regulatory capital. The regulation has not made a material impact on the Bank's lending operations.

     In August 1993, the OTS issued revised guidance for the classification of assets and a new policy on the classification of collateral-dependent loans (where proceeds from repayment can be expected to come only from the operation and sale of the collateral). With limited exceptions, effective September 1993, for troubled collateral-dependent loans where it is probable that the lender will be unable to collect all amounts due, an institution must classify as "loss" any excess of the recorded investment in the loan over its "value," and classify the remainder as "substandard." The "value" of a loan is either the present value of the expected future cash flows, the loan's observable market price or the fair value of the collateral. The policy did not materially impact the Bank.

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

     FDICIA amended the Qualified Thrift Lender (QTL) test prescribed by FIRREA by reducing the qualified percentage to 65 percent and adding certain investments as qualifying investments. A savings institution must meet the percentage in at least 9 of every 12 months. At December 31, 1994, the Bank's QTL ratio was approximately 80 percent. A thrift that fails to meet the QTL test must either become a commercial bank or be subject to a series of restrictions.

     Safety and Soundness Standards. Pursuant to statutory requirements, the OTS issued a proposed rule in November 1993, that prescribes certain "safety and soundness standards." The standards are intended to enable the OTS to address problems at savings associations before the problems cause significant deterioration in the financial condition of the association. The proposed regulation provides operational and managerial standards for internal controls and information systems, loan documentation, internal audit systems, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. The proposed regulation also requires a savings association to maintain a ratio of classified assets to total capital and ineligible allowances that is no greater than 1.0. A minimum earnings standard is also included in the proposed regulation requiring earnings sufficient to absorb losses without impairing capital. Earnings would be sufficient under the proposed regulation if the institution meets applicable capital requirements and would remain in capital compliance if its net income or loss over the last four quarters of earnings continued over the next four quarters of earnings. An institution that fails to meet any of the standards must submit a compliance plan. Failure to submit an acceptable compliance plan or to implement the plan could result in an OTS order or other enforcement action against the association. The Bank's level of adversely classified assets is less than its total capital plus ineligible allowances at December 31, 1994 as defined under the proposed rule. This proposed rule has not been issued as final as of March 1995.

  Federal Home Loan Bank System

     The FHLB system consists of 12 regional FHLB banks, which provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of San Francisco, is required to own capital stock in that institution in an amount at least equal to: one percent of the aggregate outstanding balance at the beginning of the year of its outstanding residential mortgage loans, home purchase contracts and similar obligations; 0.3 percent of total assets; or five percent of its advances from the FHLB, whichever is greater. The Bank is in compliance with this requirement, with an investment in FHLB stock at December 31, 1994 of $17.3 million.

  Liquidity

     The Bank is required to maintain an average daily balance of liquid assets equal to at least five percent of its liquidity base (as defined in the Regulation) during the preceding calendar month. The Bank is also required to maintain an average daily balance of short-term liquid assets equal to at least one percent of its liquidity base. The Bank has complied with these regulatory requirements. For the month of December 1994, the Bank's liquidity ratios were
13.4 percent and 8.3 percent, respectively. See Financial Services Segment -- Capital Resources and Liquidity of MD&A for additional discussion.

  Investments

     A Federal Financial Institutions Examinations Council Supervisory Policy Statement on Securities Activities (Policy Statement): (1) addresses the selection of securities dealers, (2) requires depository institutions to establish prudent policies and strategies for securities transactions, (3) defines securities trading or sales practices that are viewed by the agencies as being unsuitable when conducted in an investment portfolio, (4) indicates characteristics of loans held for sale or trading, and
(5) establishes a framework for identifying when certain mortgage derivative products are high-risk mortgage securities which must be held either in a trading or held for sale account. Management believes that items (1) through (4) have not unduly restricted the operating strategies of the Bank. Item (5) has not affected the Bank's treatment of its $1 million investment in CMO residuals since the Policy Statement includes a grandfathering provision whereby any mortgage derivative owned prior to the date of adoption by the OTS is exempt from the tests. However, the Bank will have to apply the specified tests to any mortgage derivative product, including CMO, Real Estate Mortgage Investment Conduits (REMIC), CMO and REMIC residuals and stripped MBS purchases in the future.

  Insurance of Deposits

     The Bank's deposits are insured by the FDIC through the SAIF up to the maximum amount permitted by law, currently $100,000 per insured depositor. The SAIF requires quarterly insurance premium payments in 1995 instead of semi-annual payments as in prior years. See Regulation -- General -- Deposit Insurance Premiums herein for additional discussion of insurance premiums to be paid by SAIF members.

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

  Federal Reserve System

     The Board of Governors of the Federal Reserve System (the Federal Reserve) has adopted regulations that require depository institutions to maintain noninterest earning reserves against their transaction accounts (primarily negotiable order of withdrawal (NOW), demand deposit accounts, and Super NOW accounts) and nonpersonal money market deposit accounts. These regulations generally require that reserves of three percent be maintained against aggregate transaction accounts in an institution, up to $49.8 million, and an initial reserve of ten percent be maintained against that portion of total transaction accounts in excess of such amount. In addition, an initial reserve of three percent must be maintained on nonpersonal money market deposit accounts (which include borrowings with maturities of less than four years). These accounts and percentages are subject to adjustment by the Federal Reserve. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements which may be imposed by the OTS. At December 31, 1994, the Bank was required to maintain approximately $1.6 million in noninterest earning reserves and was in compliance with this requirement.

     As a creditor and financial institution, the Bank is subject to various additional regulations promulgated by the Federal Reserve, including, without limitation, Regulation B (Equal Credit Opportunity Act), Regulation E (Electronic Funds Transfer Act), Regulation F (Interbank Liabilities), Regulation Z (Truth-in-Lending Act), Regulation CC (Expedited Funds Availability
Act), Regulation O (Insider Lending) and Regulation DD (Truth-in-Savings Act).

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

     1. Tier 1 includes those thrifts with net capital exceeding fully phased-in requirements and with Capital, Assets, Management, Earnings and Liquidity (CAMEL) ratings of 1 or 2. (The CAMEL system was established by the FDIC and adopted by the OTS to comprehensively and uniformly grade all thrifts with regard to financial condition, compliance with laws and regulations, and overall operating soundness.)

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

     2. Tier 2 thrifts can make (without application but with notification) capital distributions ranging from 25 to 75 percent of their net income over the most recent four quarter period, depending upon their level of capital in relation to the fully phased-in requirements.

     3. Tier 3 thrifts are prohibited from making any capital distributions without prior supervisory approval.

     Based upon these regulations, the Bank is currently restricted to paying no more than 75 percent of its net income over the last four quarters in dividends to its parent. The Bank did not pay any cash dividends during the past three years.

     In December 1994, the OTS proposed an amendment to the capital distributions regulation to conform to the FDICIA prompt corrective action system. Under the proposal, a savings association that is not held by a savings and loan holding company and that has a CAMEL rating of "1" or "2" need not notify the OTS before making a capital distribution. Other institutions that remain adequately capitalized after making a capital distribution would be required to provide notice to the OTS. Troubled and undercapitalized institutions must file and receive approval from the OTS prior to making capital distributions. This proposed regulation will have no material impact on the Bank.

     Generally transactions between a savings and loan association and its affiliates are required to be on terms as favorable to the association as comparable transactions with nonaffiliates. In addition, certain of these transactions are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company. In addition, a savings and loan association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of such affiliates. It is not permissible for bank holding companies to operate a gas utility. Therefore, loans by the Bank to the Company and purchases of the Company's securities by the Bank are prohibited.

     The Company, at the time that it acquired the Bank, agreed to assist the Bank in maintaining levels of net worth required by the regulations in effect at the time or as they were thereafter in effect so long as it controlled the Bank. The enforceability of a net worth maintenance agreement of this type is uncertain. However, under current regulations, a holding company that has executed a capital maintenance obligation of this type may not divest control of a thrift if the thrift has a capital deficiency, unless the holding company either provides the OTS with an agreement to infuse sufficient capital into the thrift to remedy the deficiency or the deficiency is satisfied.

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

     The Company also stipulated in connection with the acquisition of the Bank that dividends paid by the Bank to the Company would not exceed 50 percent of the Bank's cumulative net income after the date of acquisition, without approval of the regulators. In addition, the Company agreed that the Bank would not at any time declare a dividend that would reduce the Bank's regulatory net worth below minimum regulatory requirements in effect at the time of the acquisition or thereafter. Since the acquisition, the Bank's cumulative net income is $37.1 million, resulting in maximum dividends payable of $18.6 million as of December 31, 1994. Since the acquisition, the Bank has paid the Company $1.8 million in capital distributions, net of $20 million of capital contributions received from the Company.

ITEM 2. PROPERTIES

     The information appearing in Part I, Item 1, pages 2 and 18 in this report is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

     The principal market in which the common stock of the Company is traded is the New York Stock Exchange. At March 3, 1995, there were 20,730 holders of record of common stock. The market price of the common stock was $15.00 as of March 3, 1995. Prices shown are those as quoted by the Dow Jones News Retrieval Service.

                  COMMON STOCK PRICE AND DIVIDEND INFORMATION

                                                                                         DIVIDENDS
                                                    1994                1993               PAID
                                               ---------------     ---------------     -------------
                                                HIGH     LOW        HIGH     LOW       1994    1993
                                               ------   ------     ------   ------     -----   -----
Fiscal Quarter
  First......................................  $19.38   $15.75     $17.88   $13.38     $.195   $.175
  Second.....................................   18.63    15.00      18.50    16.75      .195    .175
  Third......................................   18.25    17.50      17.38    16.13      .205    .195
  Fourth.....................................   17.63    13.75      18.50    15.50      .205    .195
                                                                                       -----   -----
                                                                                       $.800   $.740
                                                                                       =====   =====

     See Holding Company Matters and Note 2 of the Notes to Consolidated Financial Statements for a discussion of limitations on the Bank's ability to make capital distributions to the Company.

ITEM 6. SELECTED FINANCIAL DATA

                   CONSOLIDATED SELECTED FINANCIAL STATISTICS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                            YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------
                                          1994          1993          1992          1991          1990
                                       ----------    ----------    ----------    ----------    ----------
Operating revenues..................   $  728,169    $  689,841    $  718,483    $  794,791    $  867,671
Operating expenses..................      625,415       602,263       642,635       765,688       761,244
                                       ----------    ----------    ----------    ----------    ----------
Operating income....................      102,754        87,578        75,848        29,103       106,427
Other income and (expenses).........       (1,396)      (14,252)         (599)        1,824         1,808
Net interest and amortization of
  debt discount and expenses........      (57,335)      (49,706)      (43,115)      (44,461)      (45,441)
                                       ----------    ----------    ----------    ----------    ----------
Income (loss) before income taxes...       44,023        23,620        32,134       (13,534)       62,794
Income taxes........................       17,722        11,259        14,473           641        25,623
                                       ----------    ----------    ----------    ----------    ----------
Net income (loss) before cumulative
  effect of accounting change.......       26,301        12,361        17,661       (14,175)       37,171
Cumulative effect of change in
  method of accounting..............           --         3,045            --            --            --
                                       ----------    ----------    ----------    ----------    ----------
Net income (loss)...................   $   26,301    $   15,406    $   17,661    $  (14,175)   $   37,171
                                       ==========    ==========    ==========    ==========    ==========
Net income (loss) applicable to
  common stock......................   $   25,791    $   14,665    $   16,610    $  (15,500)   $   35,576
                                       ==========    ==========    ==========    ==========    ==========
Contribution to consolidated
  net income (loss)
  Gas operations....................   $   23,524    $   13,751    $   32,214    $   18,291    $   30,981
  Financial services................        2,777         1,655       (14,553)      (32,466)        6,190
                                       ----------    ----------    ----------    ----------    ----------
                                       $   26,301    $   15,406    $   17,661    $  (14,175)   $   37,171
                                       ==========    ==========    ==========    ==========    ==========
Total assets at year end............   $3,089,993    $2,943,949    $3,341,528    $3,462,974    $3,764,260
                                       ==========    ==========    ==========    ==========    ==========
Construction expenditures...........   $  144,642    $  115,424    $  105,595    $   81,063    $  104,419
                                       ==========    ==========    ==========    ==========    ==========
Cash flow, net
  From operating activities.........   $  112,933    $   89,491    $   86,441    $  112,958    $   73,985
  From investing activities.........     (245,670)      343,823        36,045       219,715       (33,502)
  From financing activities.........      141,393      (444,613)     (102,560)     (290,353)      (29,948)
                                       ----------    ----------    ----------    ----------    ----------
Net change in cash..................   $    8,656    $  (11,299)   $   19,926    $   42,320    $   10,535
                                       ==========    ==========    ==========    ==========    ==========
Capitalization at year end
  Common equity.....................   $  339,089    $  343,878    $  329,444    $  327,149    $  353,254
  Preferred and preference stocks...        4,000         8,058        15,316        22,574        29,832
  Long-term debt....................      790,798       692,865       654,523       674,330       842,572
                                       ----------    ----------    ----------    ----------    ----------
                                       $1,133,887    $1,044,801    $  999,283    $1,024,053    $1,225,658
                                       ==========    ==========    ==========    ==========    ==========
Common stock data
  Return on average common equity...          7.6%          4.4%          5.1%         (4.6)%        10.3%
  Earnings (loss) per share.........   $     1.22    $     0.71    $     0.81    $    (0.76)   $     1.81
  Dividends paid per share..........   $     0.80    $     0.74    $     0.70    $     1.05    $     1.40
  Payout ratio......................           66%          104%           86%          N/A            77%
  Book value per share at year
     end............................   $    15.93    $    16.38    $    15.99    $    15.88    $    17.63
  Market value per share at year
     end............................   $    14.13    $    16.00    $    13.75    $    10.63    $    13.13
  Market value per share to book
     value per share................           89%           98%           86%           67%           74%
  Common shares outstanding at
     year end (000).................       21,282        20,997        20,598        20,598        20,036
  Number of common shareholders at
     year end.......................       20,765        21,851        22,943        24,396        24,510

                                  SEGMENT DATA

                             NATURAL GAS OPERATIONS
                             (THOUSANDS OF DOLLARS)

                                                       YEAR ENDED DECEMBER 31,
                               ----------------------------------------------------------------------
                                  1994           1993           1992           1991           1990
                               ----------     ----------     ----------     ----------     ----------
Sales........................  $  560,207     $  503,789     $  506,937     $  493,647     $  503,961
Transportation...............      39,061         34,361         27,190         21,201         15,008
Other........................         285            955            263         50,162         69,973
                               ----------     ----------     ----------     ----------     ----------
Total revenue................     599,553        539,105        534,390        565,010        588,942
Net cost of gas purchased....     249,922        212,290        214,293        276,954        294,597
                               ----------     ----------     ----------     ----------     ----------
Operating margin.............     349,631        326,815        320,097        288,056        294,345
Expenses
  Operations and
     maintenance.............     178,310        169,921        159,954        154,370        144,809
  Depreciation and
     amortization............      57,284         55,088         52,277         47,140         43,979
  Other......................      25,347         24,124         22,291         20,289         19,246
                               ----------     ----------     ----------     ----------     ----------
Operating income.............  $   88,690     $   77,682     $   85,575     $   66,257     $   86,311
                               ==========     ==========     ==========     ==========     ==========
Contribution to consolidated
  net income.................  $   23,524     $   13,751     $   32,214     $   18,291     $   30,981
                               ==========     ==========     ==========     ==========     ==========
Total assets at year end.....  $1,277,727     $1,194,679     $1,103,794     $1,106,917     $1,051,698
                               ==========     ==========     ==========     ==========     ==========
Net gas plant at year end....  $1,035,916     $  954,488     $  906,420     $  854,254     $  806,960
                               ==========     ==========     ==========     ==========     ==========
Construction expenditures....  $  141,390     $  113,903     $  102,517     $   76,871     $   99,634
                               ==========     ==========     ==========     ==========     ==========
Cash flow, net
  From operating
     activities..............  $   87,364     $   50,628     $   81,457     $   93,925     $   55,188
  From investing
     activities..............    (141,547)      (116,246)      (103,065)       (96,588)       (91,527)
  From financing
     activities..............      58,132         67,297         (7,792)        27,351         39,363
                               ----------     ----------     ----------     ----------     ----------
Net change in cash...........  $    3,949     $    1,679     $  (29,400)    $   24,688     $    3,024
                               ==========     ==========     ==========     ==========     ==========
Total throughput (thousands
  of therms)
  Sales......................     881,868        850,557        825,521        885,255        908,836
  Transportation.............     914,791        725,023        651,141        509,478        459,303
                               ----------     ----------     ----------     ----------     ----------
  Total throughput...........   1,796,659      1,575,580      1,476,662      1,394,733      1,368,139
                               ==========     ==========     ==========     ==========     ==========
Weighted average cost of gas
  purchased ($/therm)........  $     0.30     $     0.29     $     0.26     $     0.26     $     0.26
Customers at year end........     980,000        932,000        897,000        870,000        828,000
Employees at year end........       2,359          2,318          2,285          2,243          2,217
Degree days -- actual........       2,427          2,470          2,261          2,470          2,448
Degree days -- ten year
  average....................       2,387          2,401          2,375          2,419          2,356

                                  SEGMENT DATA

                               FINANCIAL SERVICES
                             (THOUSANDS OF DOLLARS)

                                                      YEAR ENDED DECEMBER 31,
                               ----------------------------------------------------------------------
                                  1994           1993           1992           1991           1990
                               ----------     ----------     ----------     ----------     ----------
Interest income..............  $  118,434     $  132,325     $  165,678     $  213,991     $  255,907
Interest expense.............      59,790         75,076        111,917        158,788        208,236
                               ----------     ----------     ----------     ----------     ----------
Net interest income..........      58,644         57,249         53,761         55,203         47,671
Provision for credit
  losses.....................      (7,230)        (6,212)       (14,129)       (12,058)        (3,269)
                               ----------     ----------     ----------     ----------     ----------
Net interest income after
  credit loss provision......      51,414         51,037         39,632         43,145         44,402
Net income (loss) from real
  estate operations..........        (612)          (910)       (15,286)       (50,477)         5,676
Loan fees....................       1,165          1,025          2,280          3,428          3,164
Other income, net............       9,466         11,024         13,112         12,143          9,482
General and administrative
  expenses...................     (43,508)       (48,296)       (45,309)       (41,237)       (38,452)
Amortization of cost in
  excess of net assets
  acquired...................      (3,861)        (3,984)        (4,156)        (4,156)        (4,156)
                               ----------     ----------     ----------     ----------     ----------
Operating income (loss)......  $   14,064     $    9,896     $   (9,727)    $  (37,154)    $   20,116
                               ==========     ==========     ==========     ==========     ==========
Contribution to consolidated
  net income (loss)..........  $    2,777     $    1,655     $  (14,553)    $  (32,466)    $    6,190
                               ==========     ==========     ==========     ==========     ==========
Total assets at year end.....  $1,816,321     $1,751,419     $2,237,734     $2,356,057     $2,712,562
                               ==========     ==========     ==========     ==========     ==========
Interest-earning assets at
  year end...................  $1,675,368     $1,582,720     $2,022,121     $2,152,494     $2,450,629
                               ==========     ==========     ==========     ==========     ==========
Interest-bearing liabilities
  at year end................  $1,629,419     $1,546,158     $2,058,663     $2,164,402     $2,494,111
                               ==========     ==========     ==========     ==========     ==========
Cash flow, net
  From operating
     activities..............  $   25,569     $   38,863     $    4,984     $   19,033     $   18,797
  From investing
     activities..............    (104,123)       460,069        139,110        316,303         58,025
  From financing
     activities..............      83,261       (511,910)       (94,768)      (317,704)       (69,311)
                               ----------     ----------     ----------     ----------     ----------
Net change in cash...........  $    4,707     $  (12,978)    $   49,326     $   17,632     $    7,511
                               ==========     ==========     ==========     ==========     ==========
Average yield on loans.......        8.58%          9.25%         10.14%         10.95%         11.06%
Average yield on debt
  securities.................        6.20           5.93           7.15           8.74           9.05
Average yield on cash
  equivalents................        4.31           3.09           3.54           5.60           4.81
Average earning asset
  yield......................        7.45           7.28           8.32           9.56          10.02
Average cost of deposits.....        3.59           3.99           5.09           6.77           7.74
Average cost of borrowings...        5.00           4.69           6.95           7.35           8.71
Average cost of funds (net of
  capitalized and transferred
  interest and cost of
  hedging activities)........        3.90           4.14           5.58           7.03           7.89
Interest rate spread.........        3.55           3.14           2.74           2.53           2.13
Net yield on interest-earning
  assets.....................        3.69           3.15           2.70           2.47           1.87

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is comprised of two business segments; natural gas operations and financial services. The gas segment purchases, transports and distributes natural gas to residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. The financial services segment (the Bank) is engaged in retail and commercial banking. The Bank's principal business is to attract deposits from the general public and make consumer and commercial loans secured by real estate and other collateral. During 1994, the gas segment contributed $23.5 million and the financial services segment contributed $2.8 million towards consolidated net income of $26.3 million.

CONSOLIDATED CAPITAL RESOURCES AND LIQUIDITY

     The capital requirements and resources of the Company generally are determined independently for the natural gas operations and financial services segments. Each business segment is generally responsible for securing its own financing sources.

     Liquidity refers to the ability of an enterprise to generate adequate amounts of cash to meet its cash requirements. General factors that could affect consolidated capital resources and liquidity significantly in future years include inflation, growth in the economy and changes in income tax laws. In addition, other factors specific to the two operating segments of the Company include: the level of natural gas prices, interest rates, and changes in the ratemaking policies of regulatory commissions for the gas segment; and new banking regulations, interest rate sensitivity, credit risk, and competition for the financial services segment.

     Inflation, as measured by the Consumer Price Index for all urban consumers averaged 2.7 percent in 1994, 2.7 percent in 1993 and 2.9 percent in 1992. See separate discussions of each business segment for impact of inflation on operations.

     In May 1994, the Company's Board of Directors (the Board) declared a quarterly common stock dividend of 20.5 cents per share payable September 1, 1994, a 1 cent, or five percent, increase from the previous level. The increase was established in accordance with the Company's dividend policy which states that the Company will pay common stock dividends at a prudent level that is within the normal dividend payout range for its respective businesses, and that the dividend will be established at a level considered sustainable in order to minimize business risk and maintain a strong capital structure throughout all economic cycles.

     The Board continues to review the Company's investment in the Bank with an emphasis on the Bank's capital position relative to its capital requirements. The Company presently does not anticipate having to contribute additional capital to the Bank.

     The Bank's capital position has continued to improve. Accordingly, it now has the ability to pay cash dividends to the Company, subject to regulatory limitations. During 1994, the Company did not receive any dividends from the Bank. The Bank's Board of Directors (the BOD) will determine the amount of dividends, if any, the Bank will pay to the Company in 1995.

     Consolidated cash and cash equivalents increased $8.7 million during 1994, the result of increased cash flow from the gas segment of $4 million and from the financial services segment of $4.7 million. The increase from the gas segment is mainly attributable to the proceeds from the issuance of notes payable, offset by increased construction expenditures. The increase from the financial services segment is primarily due to deposit inflows.

     In November 1994, Moody's Investors Service, Inc. upgraded the Company's unsecured debt rating from Ba1 to Baa3. In February 1995, Standard and Poor's Ratings Group reaffirmed the unsecured long-term debt rating at BBB- (triple B minus). Duff and Phelps Credit Rating Company's unsecured debt rating remained unchanged at BB+ (double B plus).

     See Capital Resources and Liquidity for separate discussions of each business segment.

RESULTS OF CONSOLIDATED OPERATIONS

                                                                        CONTRIBUTION TO
                                                                    CONSOLIDATED NET INCOME
                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                    (THOUSANDS OF DOLLARS)
                                                                 1994        1993        1992
                                                                -------     -------     -------
Natural gas operations segment................................  $23,524     $13,751     $32,214
Financial services segment....................................    2,777      (1,390)    (14,553)
Financial services segment cumulative effect of accounting
  change......................................................       --       3,045          --
                                                                -------     -------     -------
Consolidated net income.......................................  $26,301     $15,406     $17,661
                                                                =======     =======     =======

  1994 vs. 1993

     Consolidated net income increased $10.9 million compared to consolidated net income from the same period a year ago. The increase resulted from a $9.8 million increase in net income contributed by the gas segment, and a $1.1 million improvement in net income contributed by the financial services segment. See separate discussions of each business segment for an analysis of these changes.

     Earnings per share increased 51 cents to $1.22 per share in 1994. Dividends paid increased 6 cents to 80 cents per share, the result of the Board's two decisions to increase quarterly dividends. Average shares outstanding increased by 349,000 shares.

  1993 vs. 1992

     Consolidated net income decreased $2.3 million compared to consolidated net income from the prior year. The decrease resulted from an $18.5 million decrease in net income contributed by the gas segment, offset by a $16.2 million improvement in net income contributed by the financial services segment ($13.2 million before cumulative effect of accounting change). See separate discussions of each business segment for an analysis of these changes.

     In January 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes," and applied the provisions prospectively. The cumulative effect of this change in method of accounting was an increase in net income of $3 million. See
Note 14 of the Notes to Consolidated Financial Statements for additional discussion.

     Earnings per share decreased 10 cents to 71 cents per share in 1993. Dividends paid increased 4 cents to 74 cents per share, the result of the Board's decision to increase the quarterly dividend in May 1993. Average shares outstanding increased by 131,000 shares.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This statement is applicable to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at lower of cost or fair value, leases, and debt securities as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 114 requires that an impaired loan be measured at the present value of expected future cash flows by discounting those cash flows at the loan's effective interest rate or, in the case of a collateral dependent loan such as a mortgage loan, at the fair value of the collateral. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The statement amends SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," to require a creditor to account for a troubled debt restructuring involving a modification of terms at fair value as of the date of the restructuring. The statement also amends SFAS No. 5, "Accounting for Contingencies," to clarify that a creditor should evaluate the collectibility of both contractual interest and principal of a receivable when assessing the need for a loss accrual. The provisions of the statement apply to financial statements issued for fiscal years beginning after December 15, 1994, with earlier application permitted. Retroactive restatement of previously issued annual financial statements is not permitted. In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." The Statement amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. The statement is effective for financial statements issued for fiscal years beginning after December 15, 1994. The Company will adopt these statements on January 1, 1995 and does not anticipate a material impact on results of operations as a result of implementation.

     In October 1994, the FASB also issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." The statement was adopted by the Company as of December 31, 1994. See Note 17 of the Notes to Consolidated Financial Statements for additional discussion.

                         NATURAL GAS OPERATIONS SEGMENT

     The Company is engaged in the business of purchasing, transporting, and distributing natural gas in portions of Arizona, Nevada and California. Its service areas are geographically as well as economically diverse. The Company is the largest distributor in Arizona, selling and transporting gas in most of southern, central and northwestern Arizona. The Company is also the largest distributor and transporter of natural gas in Nevada. The Company also distributes and transports gas in portions of California, including the Lake Tahoe area and high desert and mountain areas in San Bernardino County.

     As of December 31, 1994, the Company had approximately 980,000 residential, commercial, industrial and other customers, of which 583,000 customers were located in Arizona, 292,000 in Nevada and 105,000 in California. Residential and commercial customers represented over 99 percent of the Company's customer base. During 1994, the Company added 48,000 customers, a five percent increase, of which 20,000 customers were added in Arizona, 26,000 in Nevada, and 2,000 in California. These additions are largely attributable to continued population growth in the Company's service areas. Customer growth over the past three years averaged four percent annually. Based on current commitments from builders, the Company expects to add approximately 60,000 customers by the end of 1995. During 1994, 57 percent of operating margin was earned in Arizona, 32 percent in Nevada, and 11 percent in California. This pattern is consistent with prior years and is expected to continue.

     The Company's total gas plant in service increased from $1.2 billion to $1.4 billion, or at an annual rate of seven percent, during the three-year period ended December 31, 1994, reflecting continued customer growth within the Company's service territories.

CAPITAL RESOURCES AND LIQUIDITY

     The growth of the gas segment during the last several years has required capital resources in excess of the amount of cash flow generated from operating activities (net of dividends paid). During 1994, the gas segment's capital expenditures were $141 million. Cash flow from operating activities (net of dividends) provided $70 million, or approximately 50 percent, of the required capital resources pertaining to these construction expenditures. The remainder was provided from net external financing activities. The Company received no dividends from the Bank during 1994 and is not dependent upon such dividends to meet the gas segment's cash requirements.

     The Company currently estimates that construction expenditures for its gas segment during 1995 through 1997 will be approximately $410 million, and debt maturities and repayments, and other cash requirements are expected to approximate $15 million. In January 1995, term loan facilities totaling $165 million were refinanced with a new $200 million term loan facility which does not mature until 1998. See Note 11 of Notes to Consolidated Financial Statements for further discussion. It is currently estimated that cash flow from operating activities (net of dividends) will generate approximately one-half of the gas segment's total financing requirements during 1995 through 1997. A portion of the remaining financing requirements will be provided by $83 million of funds held in trust from the 1993 Clark County, Nevada, Series A issue and 1993

City of Big Bear Lake, California, Series A issue industrial development revenue bonds (IDRB). The remaining cash requirements are expected to be provided by external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, and growth factors in the Company's service areas. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

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

     The gas segment's costs of natural gas, labor and construction are the categories most significantly impacted by inflation. Changes to the Company's cost of gas are generally recovered through PGA mechanisms and do not significantly impact net earnings. Labor is a component of the cost of service, and construction costs are the primary component of rate base. In order to recover increased costs, and earn a fair return on rate base, general rate cases are filed by the Company, when deemed necessary, for review and approval by its regulatory authorities. Regulatory lag, that is, the time between the date increased costs are incurred and the time such increases are recovered through the ratemaking process, can impact earnings. See Rates and Regulatory Proceedings for discussion of recent rate case proceedings.

RESULTS OF NATURAL GAS OPERATIONS

                                                               1994         1993         1992
                                                             --------     --------     --------
                                                                   (THOUSANDS OF DOLLARS)
Gas operating revenues.....................................  $599,553     $539,105     $534,390
Net cost of gas............................................   249,922      212,290      214,293
                                                             --------     --------     --------
  Operating margin.........................................   349,631      326,815      320,097
Operations and maintenance expense.........................   178,310      169,921      159,954
Depreciation and amortization..............................    57,284       55,088       52,277
Taxes other than income taxes..............................    25,347       24,124       22,291
                                                             --------     --------     --------
  Operating income.........................................    88,690       77,682       85,575
Other income (expense), net................................    (1,396)     (14,252)        (599)
                                                             --------     --------     --------
  Income before interest and income taxes..................    87,294       63,430       84,976
Net interest deductions....................................    57,335       49,706       43,115
Income tax expense.........................................    11,331        4,914       14,382
                                                             --------     --------     --------
  Net income before allocation to the Bank.................    18,628        8,810       27,479
Carrying costs allocated to the Bank, net of tax...........     4,896        4,941        4,735
                                                             --------     --------     --------
  Contribution to consolidated net income..................  $ 23,524     $ 13,751     $ 32,214
                                                             ========     ========     ========

  1994 vs. 1993

     Contribution to consolidated net income was $23.5 million, an increase of $9.8 million from 1993, the result of increased operating margin, partially offset by increased operations and maintenance expenses, depreciation expense and general taxes. The recognition of the Arizona pipe replacement program disallowances during 1993 also contributed to the change.

     Operating margin increased $22.8 million, or seven percent, during 1994 compared to 1993. This increase was primarily due to annualized rate relief totaling $9.5 million in the Arizona, southern California, and federal rate jurisdictions. The balance of the increase in margin is attributed to customer growth and weather. Increased demand for natural gas, through the addition of 48,000 customers, directly benefitted margin. Differences in heating demand between periods also positively impacted the change in margin, since weather more closely approximated normal in 1994 compared to 1993's warmer than normal conditions.

     Operations and maintenance expenses increased $8.4 million, or five percent, reflecting a general increase in labor costs, increased costs of materials and contractor services related to maintenance and other operating expenses. These increases are attributable to the incremental costs of providing service to the Company's steadily growing customer base.

     Depreciation expense and taxes other than income taxes increased $3.4 million, or four percent, primarily due to an increase in average gas plant in service of $80 million, or six percent. This is attributable to capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate customer growth.

     Other expenses for 1993 include the Arizona pipe replacement program disallowances. See Arizona Pipe Replacement Program Disallowances herein for additional information.

     Net interest deductions increased $7.6 million, or 15 percent, in 1994. Average debt outstanding during 1994 increased 13 percent compared to 1993, and consisted of a $38 million increase in average long-term debt, net of funds held in trust, and a $41 million increase in average short-term debt. The increase in debt is attributed primarily to borrowings for construction expenditures and operating activities as well as the drawdown of the IDRB funds previously held in trust. Higher interest rates on the variable-rate term loan facilities and short-term debt accounted for $2.7 million of the increase in net interest deductions.

     Carrying costs allocated to the Bank consist primarily of costs associated with the Company's investment in the Bank (principally interest) net of taxes.

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

     Operating margin during 1993 increased $6.7 million, or two percent, compared to 1992. This increase was primarily due to increased transportation volumes, and continued customer growth in all of the Company's service areas, combined with annualized rate relief of $1.4 million effective January 1993 in its southern California jurisdiction, rate relief in its FERC jurisdiction (subject to refund) effective April 1993, and $6.5 million in its central Arizona jurisdiction effective September 1993. Weather also had a significant impact on margin.

     Operating margin from weather-sensitive customers increased $1.3 million due to the rate relief in Arizona and California, and the addition of 35,000 customers system-wide during the 12-month period. However, differences in heating demand between periods negatively impacted operating margin from these customers largely offsetting the favorable occurrences.

     Operating margin from other customers, primarily transportation, increased $5.4 million. Transportation volumes increased by 11 percent over 1992 as cogeneration and electric generation customers increased throughput.

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

     Net interest deductions increased $6.6 million, or 15 percent, in 1993. Higher average outstanding long-term debt balances with associated higher average interest rates are the primary reasons for the increased interest expense. The increase in the average long-term debt balance is attributable to the net impact of the issuances of $100 million in Series F Debentures and $130 million in tax-exempt IDRB during the second half of 1992. The Company used $80 million from the sale of the fixed-rate Series F Debentures to retire existing variable-rate indebtedness, which included $40 million of short-term borrowings. The remaining $20 million was used for general corporate purposes, including the planned expansion and replacement of utility plant. The Company used $80 million from the sale of the fixed-rate IDRB to retire existing variable-rate IDRB. The remaining $50 million was used to finance qualifying construction expenditures in the Company's Southern Nevada Division. The Company replaced the variable-rate long-term debt instruments with fixed-rate debt instruments in order to take advantage of the low interest rate environment. While interest costs have increased in the short term, the Company believes that it will achieve overall interest costs savings in the long term.

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

     In October 1990, the Company filed a Complaint in the Superior Court of the State of Arizona, against the ACC, to seek a judgement modifying or setting aside this decision. In February 1991, the Company filed a Motion for Summary Judgement in the Superior Court to seek a judgement summarily determining that Decision No. 57075 of the ACC is unreasonable and unlawful and, in accordance with that determination, modifying or setting aside Decision No. 57075 and allowing the Company to establish and collect reasonable, temporary rates under bond, pending the establishment of reasonable and lawful rates by the Commission. In June 1991, the Court affirmed the ACC's rate order without explanation or opinion. In August 1991, the Company appealed to the Arizona Court of Appeals from the Superior Court's judgement. In April 1993, Division Two of the Arizona Court of Appeals issued a Memorandum Decision affirming the ACC's opinion and order. Based on this decision, the Company filed a Motion for Reconsideration in the Court of Appeals in May 1993. The Motion for Reconsideration was denied and the Company, in July 1993, filed a Petition for Review with the Arizona Supreme Court. In February 1994, immediately following the denial of the Petition for Review by the Arizona Supreme Court, the Court of Appeals issued its Mandate ordering the Company to comply with its April 1993 Memorandum Decision.

     As a result of the Arizona Court of Appeals Division Two Mandate, the Company wrote off in December 1993 $15.9 million in gross plant related to the central and southern Arizona pipe replacement program disallowances. The impact of these disallowances, net of accumulated depreciation, tax benefits and other related items, was a noncash reduction to 1993 net income of $9.3 million, or $0.44 per share.

     In addition, as part of the southern Arizona settlement (see Rates and Regulatory Proceedings -- Arizona below for further information), the Company agreed to write off $3.2 million of gross plant in service related to southern Arizona pipe replacement programs in addition to the $1.3 million disallowance previously written off in December 1993. The settlement also established a disallowance formula to be used in future rate cases for expenditures related to defective materials and/or installation. Cumulatively, the Company has written off $19.1 million in gross plant related to both central and southern Arizona pipe replacement programs. The impact of these disallowances, net of accumulated depreciation, tax benefits and other related items, was a noncash reduction to net income of $9.6 million, or $0.45 per share, $9.3 million of which was recognized in December 1993. The Company believes this settlement effectively resolves all financial issues associated with currently challenged Arizona pipe replacement programs, that it has adequately provided for future disallowances and does not anticipate further material effects on results of operations as a result of gross plant disallowances related to these pipe replacement programs.

RATES AND REGULATORY PROCEEDINGS

  California

     Effective January 1994, the Company received approval of an attrition allowance to increase annual margin by $1.5 million for its southern and northern California rate jurisdictions. Pursuant to the CPUC rate case processing plan, the Company filed a general rate application in January 1994 to increase annual margin by $1.1 million for its southern and northern California rate jurisdictions effective January 1995. In December 1994, the CPUC approved a settlement agreement effective January 1995 authorizing a $1.1 million increase in margin. The settlement, which is in effect through 1998, suspends the supply adjustment mechanism (SAM) previously utilized in California. SAM is a mechanism by which actual margin is adjusted to the margin authorized in the Company's current tariff. The Company is now able to retain excess margin generated from additional volumes sold, but is also at risk for reductions in margin resulting from lower than projected sales volumes. In addition, the settlement suspends required annual attrition filings for southern California, but retains attrition adjustments in northern California for certain safety-related improvements.

  Nevada

     In March 1993, the Company filed general rate cases with the PSCN seeking approval to increase revenues by $9.4 million, or eight percent, annually for its southern Nevada rate jurisdiction and $3.3 million, or nine percent, annually for its northern Nevada rate jurisdiction. The Company's last general rate cases were September 1987 for southern Nevada and December 1988 for northern Nevada. Since that time, general rate cases had not been necessary in these jurisdictions primarily because of ongoing customer growth and Company initiated cost containment measures. The Company was seeking recovery of increased operating costs in these ratemaking areas and the restructuring of its tariffs and rates to reflect current changes within the natural gas industry. The PSCN issued its rate order in October 1993 and ordered the Company to reduce general rates by $648,000 in southern Nevada and authorized a $799,000 increase in northern Nevada. The primary reasons for the difference between the Company's requested annual revenue increases and the amounts authorized by the PSCN included lower authorized returns on rate base and lower authorized depreciation expenses. The Company filed a motion for reconsideration and rehearing on several issues following the issuance of the rate order. In January 1994, the PSCN granted the rehearing of certain rate case issues. In December 1994, the PSCN modified its previous decision and authorized the Company to increase rates in Nevada by approximately $250,000.

  Arizona

     In October 1993, the Company filed a rate application with the ACC seeking approval to increase annual revenues by $10 million, or 9.3 percent, for its southern Arizona jurisdiction. The Company sought to recover increased operating costs and obtain a return on construction expenditures, and had proposed tariff restructurings which would be consistent with the tariff modifications authorized by the ACC in its August 1993 central Arizona decision. In July 1994, the ACC approved a settlement agreement of the southern Arizona general rate case. The agreement was reached through negotiations between the Company, the ACC staff, and the Residential Utility Consumer Office. The agreement specifies a $4.3 million, or 3.9 percent, rate increase which became effective July 1994. The Company also agreed not to file another general rate request for its southern Arizona jurisdiction before November 1996.

  FERC

     In October 1992, Paiute filed a general rate case with the FERC requesting approval to increase revenues by $6.8 million annually. Paiute sought recovery of increased costs associated with its capacity expansion project that was placed into service in February 1993. Interim rates reflecting the increased revenues became effective in April 1993, which were subject to refund until a final order was issued. In January 1995, the FERC approved a settlement authorizing a $4.3 million increase in revenue. Refunds of approximately $5 million, including interest, were made to customers in March 1995. These refunds were fully reserved as of December 31, 1994.

                           FINANCIAL SERVICES SEGMENT

     The Bank recorded net income of $7.7 million for the year ended December 31, 1994 compared to net income of $6.6 million and a net loss of $9.8 million for the years ended December 31, 1993 and 1992, respectively. The Bank's 1994 net income is comprised of $11.3 million from core banking operations compared to $7.9 million in 1993. The growth in the 1994 income was attributable to an increased net interest margin along with increased operational efficiency.

FINANCIAL AND REGULATORY CAPITAL

     At December 31, 1994, stockholder's equity totaled $166 million. Stockholder's equity decreased $10.6 million compared to December 31, 1993, as a result of the decline in unrealized gains, after tax, on debt securities available for sale partially offset by net income of $7.7 million. The Bank has not paid any cash dividends to the Company since 1989. The Bank may pay cash dividends to the Company of 50 percent of cumulative net income. Cash dividends in excess of this amount require regulatory approval. In addition, under OTS regulations, the Bank is restricted to paying no more than 75 percent of its net income over the preceding four quarters to the Company.

     During 1994, the Bank's regulatory capital levels and ratios decreased under each of the three fully phased-in FDICIA capital standards. OTS regulations effective in 1993 included unrealized gains, net of tax, on debt securities in regulatory capital for all three capital measures. In 1994, the OTS and other federal banking regulators issued regulations excluding this component from regulatory capital. Other factors contributing to the change in regulatory capital levels include a decrease in the amount of includable goodwill and real estate investments.

     As discussed in Note 2 of the Notes to Consolidated Financial Statements, as of December 31, 1994 and 1993, the Bank exceeded all three fully phased-in minimum capital requirements under the regulatory capital regulations issued under FDICIA.

     During 1993, the Bank achieved "well capitalized" status through a combination of increased capital from net income and unrealized gains from debt securities, and the reduction of assets and goodwill through the Arizona sale. It is management's intent to maintain and improve the level of capital through earnings and the stabilization of the asset base. The Bank maintained its "well capitalized" status throughout 1994.

     The Bank is subject to an OTS regulation requiring institutions with IRR exposure classified as "above normal" to reduce their risk-based capital by 50 percent of the amount by which the IRR exposure exceeds a specified "normal" threshold. Based on the OTS's measurement of the Bank's September 30, 1994 and December 31, 1994 IRR, the Bank may be required to reduce its risk-based capital by approximately $1.5 million on June 30, 1995 and $1.9 million on September 30, 1995, in the absence of corrective action to reduce the Bank's IRR exposure or a significant change in market interest rates in the interim. As of December 31, 1994, the Bank has sufficient risk-based capital to allow it to continue to be classified as "well capitalized" under FDICIA capital requirements after such a reduction for IRR exposure. Management is currently reviewing possible strategies for reducing the Bank's IRR exposure to a "normal" level or below.

     Under SFAS No. 115, unrealized gains and losses, net of tax, on securities available for sale are recorded as an adjustment to stockholder's equity. Under OTS regulations in 1993, this component of equity was included as regulatory capital under all three capital measures. In 1994, OTS and other federal banking regulators issued regulations excluding this component from regulatory capital. Approximately $8.8 million of unrealized gain was includable in capital for 1993, whereas in 1994 no such gain (or loss) was included.

CAPITAL RESOURCES AND LIQUIDITY

     Liquidity is defined as the Bank's ability to have sufficient cash reserves on hand and unencumbered assets, which can be sold or utilized as collateral for borrowings at a reasonable cost, or with minimal losses. The Bank's debt security portfolio provides the Bank with adequate levels of liquidity so that the Bank is able to meet any unforeseeable cash outlays and regulatory liquidity requirements.

     Potential liquidity demands may include funding loan commitments, deposit withdrawals, and other funding needs. In order to achieve sufficient liquidity for the Bank without taking a large liquid or illiquid position and avoiding funding concentrations, the Bank has taken the following actions: 1) maintaining lines of credit with authorized brokers/dealers; 2) managing the debt security portfolio to ensure that maturities meet liquidity needs; 3) limiting investment or lending activities at certain times and 4) establishing maximum borrowing limits for meeting liquidity needs.

     The OTS has issued regulations regarding liquidity requirements which state that the Bank is required to maintain an average daily balance of liquid assets equal to at least five percent of its liquidity base (as defined in the OTS Regulations) during the preceding calendar month. The Bank is also required to maintain an average daily balance of short-term liquid assets equal to at least one percent of its liquidity base as defined in the regulations. Throughout 1994, the Bank exceeded both regulatory liquidity requirements. For the month of December the Bank's liquidity ratios were 13.4 percent and 8.3 percent, respectively. The Bank's liquidity ratio is substantially higher than the regulatory requirement due to the Bank's increasing level of transaction accounts. The regulatory requirement is aimed at a more traditional savings institution which has a higher level of certificate of deposit accounts versus transaction accounts.

     Borrowings, in the form of reverse repurchase agreements, increased from $259 million at December 31, 1993 to $282 million at December 31, 1994. During 1994, the Bank repaid $29.4 million in long-term fixed-rate borrowings while increasing short-term borrowings by $52.3 million.

     The Bank has adequate levels of liquidity and unencumbered assets to meet its day-to-day operational needs and to meet the regulatory requirements for liquidity. The daily operational liquidity needs of the Bank in 1994 were primarily met through $603 million of repayments on loans and debt securities, $28.4 million of borrowings from the FHLB, $46.1 million of loan sales, and $32.1 million in deposit growth.

     The Bank's borrowing capacity is a function of the availability of its readily marketable, unencumbered assets and the Bank's financial condition. Secured borrowings may be obtained from the FHLB in the form of advances and from authorized broker/dealers in the form of reverse repurchase agreements. At December 31, 1994, the Bank maintained in excess of $319 million of unencumbered assets, with a market value of $311 million, which could be borrowed against, or sold, to increase liquidity levels.

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

     As of December 31, 1994, the Bank's debt security portfolio was composed of securities with a fair value of $629 million (amortized cost of $646 million) with a yield of 6.79 percent compared to a debt security portfolio with a fair value of $664 million (amortized cost of $652 million) yielding 6.17 percent at December 31, 1993.

     During 1994, the debt security portfolio balance declined by $34 million. Purchases of debt securities and poolings of loans into debt securities approximated the total of sales, maturities, and prepayments during 1994. The decline in the portfolio is primarily the result of a $28 million decline in the unrealized gain in debt securities available for sale. Debt securities available for sale included a $13.5 million unrealized gain at December 31, 1993, which declined to a $14.5 million unrealized loss at December 31, 1994 as a result of increases in interest rates during the period.

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

RISK MANAGEMENT

     The financial services industry has certain risks. In order to be successful and profitable, in an increasingly volatile and competitive marketplace, the Bank must accept some forms of risk and manage these risks in a safe and sound manner. Generally, transactions that the Bank enters into require the Bank to accept some measure of credit risk and IRR, and utilize equity capital. The Bank has established certain guidelines in order to manage the Bank's assets and liabilities. These guidelines will help ensure that the risks taken and consumption of capital are optimized to achieve maximum profitability, while minimizing risks to equity and the federal deposit insurance fund. See
Note 17 of Notes to Consolidated Financial Statements for further discussion of Interest Rate Risk Management.

  Interest Rate Risk (IRR) Management

     The Bank has established certain guidelines to manage the exposure of the Bank's net interest income, net income, and net portfolio value (NPV) to interest rate fluctuations. NPV represents a theoretical estimate of the market value of the Bank's stockholder's equity, calculated as the net present value of expected cash flows from financial assets and liabilities, plus the book values of all nonfinancial assets and liabilities. The guidelines establish acceptable activities and instruments to manage IRR and include limits on overall IRR exposure, methods of accountability and specific reports to be provided by management for periodic review.

     The Bank maintains an IRR simulation model which enables management to measure the Bank's IRR exposure using various assumptions and interest rate scenarios, and to incorporate alternative strategies for the reduction of IRR exposure. The Bank measures its IRR using several methods to provide a comprehensive view of its IRR from various perspectives. These methods include projection of current NPV and future periods' net interest income after rapid and sustained interest rate movements, static analysis of repricing and maturity mismatches, or gaps, between assets and liabilities, and analysis of the size and sources of basis risk.

     Static gap analysis measures the difference between financial assets and financial liabilities scheduled and expected to mature or reprice within a specified time period. The gap is positive when repricing and maturing assets exceed repricing and maturing liabilities, where as the gap is negative when repricing and maturing liabilities exceed repricing and maturing assets. A positive or negative cumulative gap indicates in a general way how the Bank's net interest income should respond to interest rate fluctuations. A positive cumulative gap for a period generally means that rising interest rates would be reflected sooner in financial assets than in financial liabilities, thereby increasing net interest income over that period. A negative cumulative gap for a period would produce an increase in net interest income over that period if interest rates declined.

     At December 31, 1994, the Bank had financial assets of $1.7 billion with a weighted average yield of 7.26 percent, and financial liabilities of $1.6 billion with a weighted average rate of 4.10 percent. The Bank's cumulative one-year static gap was a negative $145 million, or eight percent of financial assets. The Bank's financial assets and financial liabilities are presented according to their frequency of repricing, and scheduled or expected maturities in the following table (thousands of dollars):

STATIC GAP AS OF DECEMBER 31, 1994

                                                                           REPRICING SENSITIVITY AT
                                                                              DECEMBER 31, 1994
                                                                      ----------------------------------
                                PERCENT OF      TOTAL       YIELD/      WITHIN       1 - 5       OVER 5
                                  TOTAL        BALANCE       RATE       1 YEAR       YEARS       YEARS
                                ----------    ----------    ------    ----------    --------    --------
FINANCIAL ASSETS
Cash and cash equivalents(1)....      7.2%    $  123,922      4.29%   $  123,922    $     --    $     --
Debt securities available for
  sale(2) ......................     30.7        529,400      6.65       405,276     114,108      10,016
Debt securities held to
  maturity(2)...................      5.9        101,880      7.55        69,273      29,722       2,885
Loans receivable:
  Loans receivable held for
     sale.......................      0.1          2,114      8.20         2,114          --          --
  Adjustable-rate real estate(3)
     Construction and land......      2.8         47,971     10.23        46,492       1,045         434
     Other real estate..........     13.9        238,897      6.56       238,131         766          --
  Fixed-rate real estate(4).....     26.9        464,028      8.06        55,497     192,847     215,684
  Consumer, commercial and all
     other(4)...................     11.5        197,351      9.17       103,699      77,496      16,156
FHLB stock(5)...................      1.0         17,277      3.50        17,277          --          --
                                    -----     ----------     -----    ----------    --------    --------
Total financial assets..........    100.0%     1,722,840      7.26%    1,061,681     415,984     245,175
                                    =====                    =====
                                                                      ----------    --------    --------
Nonfinancial assets.............                  93,481
                                              ----------
  Total assets..................              $1,816,321
                                              ==========
FINANCIAL LIABILITIES
Deposits:
  Interest-bearing demand and
     money market deposits(6)...     19.3%    $  313,949      3.11%      313,949          --          --
  Certificates of deposit(1)....     47.7        777,830      4.81       523,438     229,037      25,355
  Savings deposits(6)...........      4.8         78,876      2.56        78,876          --          --
  Noninterest-bearing demand
     deposits(7)................      4.3         69,294        --        26,671       7,687      34,936
Borrowings:
  Advances from FHLB(1).........      6.1         99,400      4.70        50,000      46,000       3,400
  Securities sold under
     agreements to
     repurchase(8)..............     17.3        281,935      4.31       277,996       3,939          --
     Other(10)..................      0.5          8,135      8.91         8,135          --          --
                                    -----     ----------     -----    ----------    --------    --------
Total financial liabilities.....    100.0%     1,629,419      4.10%    1,279,065     286,663      63,691
                                    =====                    =====
                                                                      ----------    --------    --------
Impact of hedging-fixed(9)......                      --                  72,450     (45,400)    (27,050)
                                                                      ----------    --------    --------
Nonfinancial liabilities........                  20,514
  Stockholder's equity..........                 166,388
                                              ----------
     Total liabilities and
       stockholder's equity.....              $1,816,321
                                              ==========
Maturity gap....................                                      $ (144,934)   $ 83,921    $154,434
                                                                      ==========    ========    ========
Cumulative gap..................                                      $ (144,934)   $(61,013)   $ 93,421
                                                                      ==========    ========    ========
Cumulative gap as a percent of
  financial assets..............                                            (8.4)%      (3.5)%       5.4%
                                                                      ==========    ========    ========

- ---------------

Note: Loans receivable exclude allowance for credit losses, discount reserves, deferred loan fees, loans in process, and accrued interest on loans.

STATIC GAP ASSUMPTIONS AS OF DECEMBER 31, 1994

 (1) Based on the contractual maturity or term to next repricing of the instrument(s).

 (2) Maturity sensitivity is based upon characteristics of underlying loans. Portions represented by adjustable-rate certificates are included in the "Within 1 Year" category, as underlying loans are subject to interest rate adjustment at least semiannually or annually. Portions represented by fixed-rate loans are based on contractual maturity, and projected repayments and prepayments of principal.

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

 (9) Hedging consisted of fixed rate interest rate swaps as of December 31, 1994.

(10) Based on expected maturity.

     While the static gap analysis is a useful asset/liability management tool, it does not fully assess IRR. Static gap analysis does not address the effects of customer options (such as early withdrawal of time deposits, withdrawal of deposits with no stated maturity, and mortgagors' options to prepay loans) and Bank strategies (such as delaying increases in interest rates paid on certain interest-bearing demand and money market deposit accounts) on the Bank's net interest income, net income, and NPV. In addition, the static gap analysis assumes no changes in the spread relationships between market rates on interest-sensitive financial instruments (basis risk), or in yield curve relationships. Therefore, a static gap analysis is only one tool with which to analyze IRR, and must be reviewed in conjunction with other asset/liability management reports.

  Credit Risk Management

     Management has also established certain guidelines and criteria in order to manage the credit risk of the Bank's debt security portfolios, including concentration limits, credit rating and geographic distribution requirements. The following table presents the credit quality of the debt security portfolios:

                                                 AT DECEMBER 31, 1994         AT DECEMBER 31, 1993
                       RATING:                 PERCENTAGE OF PORTFOLIO      PERCENTAGE OF PORTFOLIO
        -------------------------------------  ------------------------     ------------------------
        AAA..................................             91.2%                        87.6%
        AA...................................              2.7                          5.9
        A....................................              1.0                          1.8
        BBB..................................              1.3                          0.2
        Other................................              3.8                          4.5
                                                         -----                        -----
        Total................................            100.0%                       100.0%
                                                         =====                        =====

     The other category primarily includes the Bank's investment in the privately issued MBS classified as substandard, as further explained in this section.

     OTS regulations require the Bank to classify certain assets into one of three categories -- "substandard," "doubtful" and "loss." An asset which does not currently warrant classification as substandard but which possesses weaknesses or deficiencies deserving close attention is considered a criticized asset and is designated as "special mention." The Bank designated $32.2 million of its assets as "special mention" at December 31, 1994.

     The following table sets forth the amounts of the Bank's classified assets and ratio of classified assets to total assets, net of specific reserves and charge-offs, as of the dates indicated (thousands of dollars):

                                                                DECEMBER 31,
                                          --------------------------------------------------------
                                           1994        1993        1992         1991        1990
                                          -------     -------     -------     --------     -------
Substandard assets:
  Loans.................................  $29,591     $37,886     $55,727     $ 66,839     $25,965
  Foreclosed real estate (net)..........    7,631       9,707      24,488       14,875      10,363
  Loans to facilitate...................       --          --          80          760         357
  Real estate held for investment.......    1,191       2,166       1,616       24,587       3,111
  Investment............................   21,972      29,509          --           --      17,857
Doubtful assets.........................       --          --          --           --          --
Loss assets.............................       --          --          --           --          --
                                          -------     -------     -------     --------     -------
Total...................................  $60,385     $79,268     $81,911     $107,061     $57,653
                                          =======     =======     =======     ========     =======
Ratio of classified assets to total
  assets................................     3.32%       4.53%       3.66%        4.54%       2.13%
                                          =======     =======     =======     ========     =======

     The Bank's "substandard" assets decreased from $79 million at December 31, 1993 to $60 million at December 31, 1994, primarily as a result of upgrade of loans to special mention, payoffs of real estate loans, repayments on the classified investment security, and disposition of foreclosed real estate. Assets classified as "substandard" are inadequately protected by the current net worth or paying capacity of the obligor or the collateral pledged, if any. Foreclosed real estate decreased $2.1 million during 1994, principally as a result of partial sales on insubstance foreclosures of $1.8 million and other sales and write-downs. It is the Bank's practice to charge off all assets which it considers to be "loss." As a result, none of the Bank's assets, net of charge-offs, were classified as "loss" at December 31, 1994.

     The investment classified as substandard represents a privately issued MBS collateralized by apartments, office buildings, town homes, shopping centers and day care centers located in various states along the southeastern seaboard which is supported by a credit enhancement feature. The single A credit rating of this security was withdrawn by the rating agency in January 1993, due to the delinquency of a large number of the loans underlying the security. Because of the limited number of owners of the security, no quoted market value is available on the MBS. Therefore, the Bank's management performed a credit review of the loans underlying the MBS to determine the appropriate fair value of the security. Based on such reviews, the Bank determined that only a portion of the underlying loans met the criteria for substandard classification. However, the entire investment security is classified as substandard because the OTS does not have a policy for the "split rating" of a security.

     The current level of the Bank's classified assets reflects significant improvement from the prior two years. Aggressive management of the resolution of these assets along with some stabilization within the economy contributed to the success in reducing the classified asset portfolio. Although progress has been positive, the Bank is unable to predict at this time what level, if any, of these assets may subsequently be charged off or may result in actual losses. The rising interest rate environment could have an adverse impact on both the level of classified assets and the level of charge-offs on interest rate sensitive assets.

     As a result of the Bank's internal review process, the general allowance for estimated credit losses increased to $17.7 million at December 31, 1994, from $16.3 million at December 31, 1993. During 1994, the Bank established provisions for estimated credit losses totaling $7.4 million, of which $7.2 million related to the Bank's loan, foreclosed real estate, and debt security portfolio and $200,000 was related to its real estate investment portfolio. In 1993, the Bank established provisions for estimated credit losses totaling $7.2 million, of which $1 million related to the Bank's real estate investment portfolio and $6.2 million related to its loan, foreclosed real estate portfolio, and debt security portfolio.

     The Bank's loan portfolio is concentrated primarily in Nevada, California and Arizona. The following table summarizes the geographic concentrations of the Bank's loan portfolios at December 31, 1994 (thousands of dollars):

                                LOANS BY REGION

                                                COMMERCIAL              CONSTRUCTION
                                  RESIDENTIAL    MORTGAGE    CONSUMER     AND LAND     COMMERCIAL    TOTAL
                                  -----------   ----------   --------   ------------   ----------   --------
Nevada..........................   $384,757      $159,955    $139,370      $45,974       $43,329    $773,385
California......................    105,347         2,107       1,286          172            --     108,912
Arizona.........................     35,281         4,592      15,285           --           110      55,268
Other...........................        349            --         237           --            --         586
                                   --------      --------    --------      -------       -------    --------
Total...........................   $525,734      $166,654    $156,178      $46,146       $43,439    $938,151
                                   ========      ========    ========      =======       =======    ========

     At December 31, 1994, 48 percent or $19.5 million of the Bank's outstanding commercial secured loan portfolio consisted of loans to borrowers in the gaming industry, with additional unfunded commitments of $11.5 million. These loans are generally secured by real estate and equipment. The Bank's portfolio of loans, collateralized by real estate, consists principally of real estate located in Nevada, California and Arizona. Collectibility is, therefore, somewhat dependent on the economies and real estate values of these areas and industries.

     The following table sets forth by geographic location the amount of classified assets at December 31, 1994 (thousands of dollars):

                    CLASSIFIED ASSETS BY GEOGRAPHIC LOCATION

                                               CONSTRUCTION     NON-                    INVESTMENTS
                                    MORTGAGE     AND LAND     MORTGAGE    FORECLOSED         IN
                                     LOANS        LOANS        LOANS     REAL ESTATE    REAL ESTATE     TOTAL
                                    --------   ------------   --------   ------------   ------------   -------
Nevada............................  $22,469        $  8        $1,297       $2,086         $  330      $26,190
California........................    4,330         607            --        5,248             --       10,185
Arizona...........................      880          --            --          297            861        2,038
Other.............................   21,972          --            --           --             --       21,972
                                    -------        ----        ------       ------         ------      -------
Total.............................  $49,651        $615        $1,297       $7,631         $1,191      $60,385
                                    =======        ====        ======       ======         ======      =======

     The mortgage loans of $22 million in other states represents the classified MBS collateralized by loans in states along the southeastern seaboard. Classified construction and land loans include committed but undisbursed loan amounts.

     The following table sets forth by type of collateral, the amount of classified assets at December 31, 1994 (thousands of dollars):

                       CLASSIFIED ASSETS BY TYPE OF LOAN

                                                               FORECLOSED      INVESTMENTS        DEBT
                                                    LOANS     REAL ESTATE     IN REAL ESTATE    SECURITY
                                                   -------    ------------    --------------    --------
Single-family residential........................  $ 6,882       $1,549           $   --         $    --
Commercial and multi-family mortgage.............   20,797        3,257              861          21,972
Construction/land................................      615        2,722              330              --
Consumer.........................................    1,297          103               --              --
Other............................................       --           --               --              --
                                                   -------       ------           ------         -------
Total............................................  $29,591       $7,631           $1,191         $21,972
                                                   =======       ======           ======         =======

     The largest substandard loan at December 31, 1994 was an $8.2 million multi-family real estate loan in Nevada. In addition, the Bank had three other substandard loans at December 31, 1994 in excess of $1 million: two hotel loans and one multi-family loan, all located in Nevada.

     The largest parcel of foreclosed real estate owned by the Bank at December 31, 1994, was a $1.4 million land parcel located in California. The Bank also owns two parcels of foreclosed real estate at December 31, 1994 with book values in excess of $1 million: one apartment complex located in Nevada and a single-family construction property located in California.

     Substandard real estate held for investment includes an $860,000 Arizona branch facility not included as part of the Arizona sale. This branch facility was formerly included in premises and equipment. See Note 2 of the Notes to Consolidated Financial Statements for further discussion.

     The following table presents the Bank's net charge-off experience for loans receivable and real estate acquired through foreclosure by loan type (thousands of dollars):

                                                                     NET CHARGE-OFFS
                                                               ----------------------------
                                                                1994       1993       1992
                                                               ------     ------     ------
    Single-family residential................................  $  827     $  916     $  422
    Commercial and multi-family mortgage.....................     959      2,275         93
    Construction/land........................................   1,297      2,248      3,765
    Nonmortgage..............................................   2,739      1,750      4,682
                                                               ------     ------     ------
              Net charge-offs................................  $5,822     $7,189     $8,962
                                                               ======     ======     ======

     The $959,000 of commercial mortgage charge-offs for the year ended December 31, 1994 were comprised principally of two apartment complex properties totaling $765,000, both located in Nevada. Construction and land losses in 1994 consisted primarily of two California loans totaling $747,000 and one land parcel in Nevada for $145,000. Nonmortgage loan charge-offs were principally comprised of $1.4 million of losses in installment loans, $558,000 of credit card charge-offs, and $432,000 in charge-offs from the merchant services portfolio in 1994. SFR charge-offs for 1994 and 1993 consist primarily of California-based loans and real estate acquired through foreclosure.

RESULTS OF FINANCIAL SERVICES OPERATIONS

     The Bank's net income depends in large part on the difference, or interest rate spread, between the yield it earns from its loan and debt security portfolios and the rates it pays on deposits and borrowings.

     The following table reflects, for the periods indicated, the components of net interest income of the Bank, setting forth average assets, liabilities and equity; interest income on interest-earning assets and interest expense on interest-bearing liabilities; average yields on interest-earning assets and interest-bearing liabilities; and net interest income (thousands of dollars):

                                                                  YEAR ENDED DECEMBER 31,
                            ---------------------------------------------------------------------------------------------------
                                         1994                              1993                              1992
                            -------------------------------   -------------------------------   -------------------------------
                             AVERAGE                AVERAGE    AVERAGE                AVERAGE    AVERAGE                AVERAGE
                             BALANCE     INTEREST    YIELD     BALANCE     INTEREST    YIELD     BALANCE     INTEREST    YIELD
                            ----------   --------   -------   ----------   --------   -------   ----------   --------   -------
Assets
Interest-earning assets
  Cash equivalents........  $   56,380   $  2,432     4.31%   $   42,787   $  1,321     3.09%   $   38,107   $  1,349     3.54%
  Debt securities held to
    maturity..............      73,520      4,919     6.69       425,141     26,909     6.33     1,065,593     75,955     7.13
  Debt securities
    available for sale....     556,781     34,165     6.14       542,264     30,395     5.61        12,029      1,043     8.67
  Loans receivable........     886,702     76,080     8.58       790,082     73,106     9.25       858,360     87,038    10.14
  FHLB stock..............      16,916        838     4.95        16,475        594     3.61        17,392        293     1.68
                            ----------   --------     ----    ----------   --------     ----    ----------   --------    -----
Total interest-earning
  assets..................   1,590,299    118,434     7.45     1,816,749    132,325     7.28     1,991,481    165,678     8.32
                                         --------     ----                 --------     ----                 --------    -----
Noninterest-earning assets
  Real estate held for
    sale or development...      10,785                            26,132                            36,947
  Premises and equipment,
    net...................      22,236                            28,807                            32,846
  Other assets............      39,502                            56,443                            57,107
  Excess of cost over net
    assets acquired.......      67,632                            73,972                            81,620
                            ----------                        ----------                        ----------
Total assets..............  $1,730,454                        $2,002,103                        $2,200,001
                            ==========                        ==========                        ==========
Liabilities and
  Stockholder's Equity
Interest-bearing
  liabilities
  Deposits................  $1,229,515     44,116     3.59    $1,443,628     57,643     3.99    $1,688,884     85,974     5.09
  Securities sold under
    agreements to
    repurchase............     222,620     11,024     4.95       305,123     13,132     4.30       204,222     12,213     5.98
  Advances from FHLB......      73,510      3,543     4.82        38,897      2,147     5.52        40,639      3,389     8.34
  Bonds payable...........          --         --       --            --         --       --        29,102      3,015    10.36
  Notes payable...........       8,203        635     7.74        14,229      1,170     8.22        19,448      1,623     8.35
  Unsecured senior
    notes.................          --         --       --        13,777      1,021     7.41        25,000      1,881     7.52
                            ----------   --------     ----    ----------   --------     ----    ----------   --------    -----
Total interest-bearing
  liabilities.............   1,533,848     59,318     3.87     1,815,654     75,113     4.14     2,007,295    108,095     5.39
Cost of hedging
  activities..............                    485      .03                       24       --                    4,794      .24
                                         --------     ----                 --------     ----                 --------    -----
Cost of funds.............                 59,803     3.90                   75,137     4.14                  112,889     5.63
                                         --------     ----                 --------     ----                 --------    -----
Noninterest-bearing
  liabilities and
  stockholder's equity
  Other liabilities and
    accrued expenses......      21,625                            22,914                            28,558
                            ----------                        ----------                        ----------
Total liabilities.........   1,555,473                         1,838,568                         2,035,853
Total stockholder's
  equity..................     174,981                           163,535                           164,148
                            ----------                        ----------                        ----------
Total liabilities and
  equity..................  $1,730,454                        $2,002,103                        $2,200,001
                            ==========                        ==========                        ==========
Capitalized and
  transferred interest....                     13       --                       61       --                      972      .05
                                         --------     ----                 --------     ----                 --------    -----
Net interest income.......               $ 58,644     3.55%                $ 57,249     3.14%                $ 53,761     2.74%
                                         ========     ====                 ========     ====                 ========    =====
Net yield on
  interest-earning
  assets..................                            3.69%                             3.15%                             2.70%
                                                      ====                              ====                             =====

- ---------------

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

                                                         YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------------
                                          1994 COMPARED TO 1993           1993 COMPARED TO 1992
                                           INCREASE (DECREASE)             INCREASE (DECREASE)
                                            DUE TO CHANGES IN               DUE TO CHANGES IN
                                      -----------------------------   ------------------------------
                                       VOLUME     RATE       NET       VOLUME      RATE       NET
                                      --------   -------   --------   --------   --------   --------
                                                          (THOUSANDS OF DOLLARS)
INTEREST INCOME ON:
Cash equivalents....................  $    496   $   615   $  1,111   $    623   $   (651)  $    (28)
Debt securities held to maturity....   (23,620)    1,630    (21,990)   (41,340)    (7,706)   (49,046)
Debt securities available for
  sale..............................       831     2,939      3,770     29,589       (237)    29,352
Loans receivable....................     7,336    (4,362)     2,974     (6,635)    (7,297)   (13,932)
Dividends on FHLB stock.............        16       228        244        (15)       316        301
                                      --------   -------   --------   --------   --------   --------
     Total interest income..........   (14,941)    1,050    (13,891)   (17,778)   (15,575)   (33,353)
                                      --------   -------   --------   --------   --------   --------
INTEREST EXPENSE ON:
Deposits............................    (8,035)   (5,492)   (13,527)   (11,402)   (16,929)   (28,331)
Securities sold under agreements to
  repurchase........................    (4,755)    2,647     (2,108)     2,124     (1,205)       919
Advances from FHLB..................     1,628      (232)     1,396       (140)    (1,102)    (1,242)
Bonds payable.......................        --        --         --     (1,508)    (1,507)    (3,015)
Notes payable.......................      (470)      (65)      (535)      (430)       (23)      (453)
Unsecured senior notes..............    (1,021)       --     (1,021)      (832)       (28)      (860)
                                      --------   -------   --------   --------   --------   --------
     Total interest expense.........   (12,653)   (3,142)   (15,795)   (12,188)   (20,794)   (32,982)
Cost (benefit) of hedging
  activity..........................       730      (269)       461     (3,364)    (1,406)    (4,770)
                                      --------   -------   --------   --------   --------   --------
Cost of funds.......................   (11,923)   (3,411)   (15,334)   (15,552)   (22,200)   (37,752)
Capitalized and transferred
  interest..........................       (12)      (36)       (48)      (502)      (409)      (911)
                                      --------   -------   --------   --------   --------   --------
     Net interest income............  $ (3,030)  $ 4,425   $  1,395   $ (2,728)  $  6,216   $  3,488
                                      ========   =======   ========   ========   ========   ========

  1994 vs. 1993

     The Bank recorded net income of $7.7 million for the year ended December 31, 1994, compared to net income of $6.6 million for the year ended December 31, 1993. The increase in net income was principally due to an improved net interest margin, along with increased operational efficiency.

     The lower interest-earning asset base is the result of the Bank's strategy of reducing its total asset size. The increase in the average yield on interest-earning assets is the result of the repricing of interest sensitive loans and debt securities, repayment of lower yielding loans and debt securities, and the replacement of such loans and debt securities with higher yielding originations and purchases.

     The following summarizes the significant effects of these factors:

     (i) Interest on cash equivalents increased due to the higher yield which was a result of the higher interest rates, and increased volume during the year.

     (ii) Debt securities, in total, decreased principally as a result of the sale of $334 million to fund the transfer of the Arizona-based deposit liabilities in 1993 (Arizona sale) and paydowns within the portfolio, offset partially by purchases of $296 million. The decrease in average balance of debt securities also resulted in a decrease of the interest on debt securities. As the Arizona sale did not occur until the last half of 1993, the average balance of the debt securities was higher in 1993. The increase in the yield was due to sales of lower coupon securities in 1993 and to the purchase of higher yielding debt securities in 1994.

     (iii) The average loans receivable portfolio increased principally due to a decrease in loan payoffs from 1994 compared to 1993, partially offset by decreased loan originations. Total loan originations for 1994 were $466 million compared to originations of $500 million for 1993. The decline in loan originations for 1994 was due to the rising interest rate environment and the corresponding decline in refinance activity. The rise in interest rates also slowed down the prepayments within the Bank's mortgage loan portfolio. The average yield on loans declined as a result of lower interest rates on newly funded adjustable-rate mortgage loans.

     (iv) Dividends on FHLB stock increased as a result of a higher declared dividend rate in 1994.

     (v) The average balance for deposits decreased as a result of the Arizona sale of $321 million in 1993. The average balance of deposits was higher in 1993 because the sale occurred in the last half of the year. The decrease in the cost of savings was due to the lower interest rate environment.

     (vi) The decrease in interest on securities sold under agreements to repurchase was due to net repayments of borrowings during the year, partially offset by an increase in the cost.

     (vii) The increase in the average balance for FHLB advances was due to the new borrowings during the year, partially offset by repayment of advances. The decrease in the cost of these advances was due to lower interest rates on the new borrowings versus the higher rates on these advances paid off.

     (viii) Interest on notes payable declined primarily as a result of the repayment of $10.4 million in the third quarter of 1993.

     (ix) Interest on unsecured senior notes declined as a result of the pay-off of the $25 million balance in the third quarter of 1993.

     The Bank's cost of hedging activities increased principally as a result of the Bank entering into interest rate swaps of $72.5 million (notional amount) in 1994 compared to $7.5 million (notional amount) of interest rate swaps in 1993. See Note 17 of the Notes to Consolidated Financial Statements for further discussion.

     Provisions for estimated credit losses increased in 1994 versus 1993 as a result of management's evaluation of the adequacy of the allowances for estimated credit losses. See Risk Management -- Credit Risk Management herein and Note 5 of the Notes to Consolidated Financial Statements for further discussion.

     The net gain on sale of loans decreased $1.5 million from $1.7 million in 1993 to $247,000 in 1994, due to a decrease in the amount of loans sold from $78 million in 1993 to $46 million in 1994. Net gains on the sale of debt securities decreased from a net gain of $8 million in 1993 to a net gain of $34,000 in 1994, primarily due to the sale in 1993 of $361 million in debt securities, of which $334 million were sold to fund the sale of the Arizona-based deposit liabilities. In January 1994, the Bank sold its credit card portfolio and recognized a gain of $1.7 million ($1.1 million net of charge-offs). Other income decreased principally due to a legal settlement of $1.2 million received in 1993, while legal fees of $810,000 were incurred in 1994 associated with a Las Vegas apartment complex which the Bank built.

     General and administrative expenses decreased $4.8 million, or 10 percent, in 1994. This decrease was due to the general and administrative expenses associated with the Arizona operations which were incurred in 1993 until the sale in the third quarter of that year, which were not incurred in 1994 along with increases in efficiency and focus on cost reduction.

     The Bank's effective tax rate was 45.4 percent in 1994 primarily as a result of goodwill amortization.

  1993 vs. 1992

     The Bank recorded net income of $6.6 million for the year ended December 31, 1993 compared to a net loss of $9.8 million for the year ended December 31, 1992. The increase in net income was principally due to the decrease in provisions for estimated credit losses, the gain recorded on the sale of debt securities in connection with the Arizona sale, the cumulative effect of change in method for accounting for income taxes and an improved net interest margin, offset partially by the write-off of goodwill as the result of the Arizona sale as described in Note 2 of the Notes to Consolidated Financial Statements.

     The lower interest-earning asset base is the result of the Bank's strategy of reducing its total asset size. The decline in the average yield on interest-earning assets is the result of the repricing of interest sensitive loans and debt securities, repayment of higher yielding loans and debt securities and the replacement of such loans and debt securities with lower yielding originations and purchases.

     The following summarizes the significant effects of these factors:

        (i) Interest on cash equivalents decreased due to the lower yield which was a result of the lower interest rates during the year.

       (ii) Interest on debt securities, in total, decreased principally as a result of $294 million of payoffs and principal amortization in the portfolio and the third quarter effect of the sale of $334 million to fund the transfer of the Arizona-based deposit liabilities, offset partially by $113 million in debt security purchases. The decrease in debt securities held to maturity was the result of the reclassification of the majority of the portfolio to debt securities available for sale category during the second quarter. This resulted in the increase in debt securities available for sale offset partially by the sale of $334 million to fund the sale of the Arizona-based deposit liabilities. The decrease in yield was due to sales of higher coupon securities in 1992 and 1993 and to repricing of adjustable-rate debt securities, repayments, and purchase of lower yielding debt securities.

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

       (v) The average balance for deposits decreased as a result of the Arizona sale of $321 million. The decrease in the cost of savings was due to the Arizona sale, the lower interest rates, and the disintermediation of certificates of deposit accounts to transaction accounts.

      (vi) The increase in interest on securities sold under agreements to repurchase was due to new borrowings during the first part of 1993, partially offset by a decrease in the cost.

      (vii) The decrease in the average balance for FHLB advances was due to the repayment of advances in the early part of 1993 somewhat offset by new borrowings later in the year. The decrease in the cost of these advances was due to lower interest rates on the new borrowings versus the higher rates on these advances which paid off.

      (viii) The decrease in interest on bonds payable was the result of the payoff of mortgage-backed bonds during the second quarter of 1992. The bonds were called on June 30, 1992.

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

     Provisions for estimated credit losses decreased in 1993 versus 1992 as a result of management's evaluation of the adequacy of the allowances for estimated credit losses. See Risk Management -- Credit Risk Management herein and Note 5 of the Notes to Consolidated Financial Statements for further discussion.

     The net gain on sale of loans decreased $2.9 million from $4.6 million in 1992 to $1.7 million in 1993 due to a decrease in the amount of loans sold from $240 million in 1992 to $78 million in 1993. The gain on sale of mortgage loan servicing decreased $1.9 million in 1993, as there were no sales of mortgage loan servicing in 1993. Net gains on the sale of debt securities, including the interest rate swap loss, increased from a net loss of $809,000 in 1992 to a net gain of $8 million in 1993, primarily due to the sale of $361 million in debt securities, of which $334 million were sold to fund the sale of the Arizona-based deposit liabilities. The net loss on the termination of the interest rate swaps in 1992 was $14.1 million. No similar activity occurred in 1993. The net loss on the termination of the interest rate swaps was related to the cancellation of $300 million (notional amount) of interest rate swaps which hedged loans and debt securities sold during 1992 as part of the balance sheet restructuring. Loan related fees decreased $1.3 million due to the decrease in loan servicing volume. Deposit fees increased $984,000 due to an increase in the fee structure. Other income increased principally due to a legal settlement received of $1.2 million.

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

                      (This page intentionally left blank)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                           DECEMBER 31,
                                                                      ------------------------
                                                                         1994          1993
                                                                      ----------    ----------
Cash and cash equivalents (Note 8)..................................  $  129,998    $  121,342
Debt securities available for sale (Notes 3 and 8)..................     529,400       595,726
Debt securities held to maturity (fair value of $99,403 and $68,738)
  (Note 3)..........................................................     101,880        69,660
Loans receivable, net of allowance for estimated credit losses of
  $17,659 and $16,251 (Notes 4 and 5)...............................     936,037       817,279
Loans receivable held for sale (fair value of $2,135 and $22,019)
  (Note 4)..........................................................       2,114        20,051
Receivables, less reserves for uncollectibles of $1,553 and $1,683
  (Note 5)..........................................................     105,438        98,265
Gas utility property, net of accumulated depreciation of $433,429
  and $399,155 (Note 6).............................................   1,035,916       954,488
Other property, net of accumulated depreciation of $28,175 and
  $25,229...........................................................      35,605        36,495
Excess of cost over net assets acquired.............................      65,640        69,501
Other assets........................................................     147,965       161,142
                                                                      ----------    ----------
          Total assets..............................................  $3,089,993    $2,943,949
                                                                      ==========    ==========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (Note 7)...................................................  $1,239,949    $1,207,852
Securities sold under agreements to repurchase (Note 8).............     281,935       259,041
Deferred income taxes and tax credits, net (Note 14)................     133,531       151,558
Accounts payable and other accrued liabilities......................     208,691       194,697
Short-term debt (Note 10)...........................................      92,000        86,000
Long-term debt, including current maturities (Note 11)..............     790,798       692,865
                                                                      ----------    ----------
          Total liabilities.........................................   2,746,904     2,592,013
                                                                      ----------    ----------
Commitments and contingencies (Note 9)
Preferred and preference stocks, including current maturities (Note
  12)...............................................................       4,000         8,058
                                                                      ----------    ----------
Stockholders' equity:
  Common stock --
     Authorized -- 30,000,000 shares
     Issued and outstanding -- 21,281,717 shares and 20,997,319
      shares........................................................      22,912        22,627
  Additional paid-in capital........................................     278,898       274,410
  Capital stock expense.............................................      (5,681)       (5,685)
  Unrealized gain (loss), net of tax, on debt securities available
     for sale (Note 3)..............................................      (9,467)        8,761
  Retained earnings.................................................      52,427        43,765
                                                                      ----------    ----------
          Total stockholders' equity................................     339,089       343,878
                                                                      ----------    ----------
          Total liabilities and stockholders' equity................  $3,089,993    $2,943,949
                                                                      ==========    ==========

        The accompanying notes are an integral part of these statements.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1994         1993         1992
                                                              --------     --------     --------
Operating revenues:
  Gas operating revenues...................................   $599,553     $539,105     $534,390
  Financial services interest income.......................    118,434      132,325      165,678
  Other....................................................     10,182       18,411       18,415
                                                              --------     --------     --------
          Total (Notes 15 and 16)..........................    728,169      689,841      718,483
                                                              --------     --------     --------
Operating expenses:
  Net cost of gas purchased................................    249,922      212,290      214,293
  Financial services interest expense, net.................     59,790       75,076      111,917
  Operating expense (Note 13)..............................    169,893      165,150      155,654
  Maintenance expense......................................     30,198       28,337       26,842
  Provision for estimated credit losses (Note 5)...........      7,393        7,222       32,438
  Depreciation, depletion and amortization (Note 15).......     65,063       63,583       60,668
  Taxes other than income taxes............................     25,751       24,760       22,940
  Other....................................................     17,405       25,845       17,883
                                                              --------     --------     --------
          Total............................................    625,415      602,263      642,635
                                                              --------     --------     --------
Operating income (Notes 15 and 16).........................    102,754       87,578       75,848
                                                              --------     --------     --------
Other income and (expenses):
  Other income.............................................      1,823        1,549        5,336
  Interest and amortization of debt discount and expense...    (57,335)     (49,706)     (43,115)
  Other expenses...........................................     (3,219)     (15,801)      (5,935)
                                                              --------     --------     --------
          Total............................................    (58,731)     (63,958)     (43,714)
                                                              --------     --------     --------
Income before income taxes.................................     44,023       23,620       32,134
Income taxes (Note 14).....................................     17,722       11,259       14,473
                                                              --------     --------     --------
Net income before cumulative effect of accounting change...     26,301       12,361       17,661
Cumulative effect of change in method of accounting (Note
  14)......................................................         --        3,045           --
                                                              --------     --------     --------
Net income (Note 16).......................................     26,301       15,406       17,661
Preferred/preference stock dividend requirements (Note
  12)......................................................        510          741        1,051
                                                              --------     --------     --------
Net income applicable to common stock (Note 16)............   $ 25,791     $ 14,665     $ 16,610
                                                              ========     ========     ========
Earnings per share before cumulative effect of accounting
  change...................................................   $   1.22     $   0.56     $   0.81
Earnings per share from cumulative effect of change in
  method of accounting.....................................         --         0.15           --
                                                              --------     --------     --------
Earnings per share of common stock (Note 16)...............   $   1.22     $   0.71     $   0.81
                                                              ========     ========     ========
Average number of common shares outstanding................     21,078       20,729       20,598
                                                              ========     ========     ========

        The accompanying notes are an integral part of these statements.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                  YEAR ENDED DECEMBER 31,
                                                           -------------------------------------
                                                             1994         1993          1992
                                                           ---------   -----------   -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income.............................................  $  26,301   $    15,406   $    17,661
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation, depletion and amortization..........     65,063        63,583        60,668
       Provision for estimated losses....................      7,393         7,222        32,438
       Deferred income taxes.............................     (8,212)       27,201       (16,256)
       Unrecovered purchased gas costs...................      9,014       (33,571)       24,353
       Net gain on sales of loans........................     (1,936)       (1,751)       (6,563)
       Net gain on sales of debt securities..............        (34)       (7,973)      (13,278)
       Loss on sale of Arizona assets and services.......         --         6,262            --
       Cumulative effect of change in method of
          accounting for income taxes....................         --        (3,045)           --
       Other.............................................     15,344        16,157       (12,582)
                                                           ---------   -----------   -----------
          Net cash provided by operating activities......    112,933        89,491        86,441
                                                           ---------   -----------   -----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Construction expenditures..............................   (144,642)     (115,424)     (105,595)
  Loan originations, net of repayments...................   (155,024)     (186,609)     (190,511)
  Sales of loans and loan servicing rights...............     46,090        78,353       240,605
  Purchases of debt securities...........................   (296,349)     (113,078)     (545,706)
  Proceeds from sales of debt securities.................      5,074       360,853       274,802
  Proceeds from maturities and repayments of debt
     securities..........................................    291,747       293,788       348,603
  Proceeds from sale of real estate held for sale or
     development.........................................      4,294         1,926        11,003
  Proceeds from sale of real estate acquired through
     foreclosure.........................................      4,048        22,916        18,030
  Additions to real estate held for development..........     (1,140)       (3,211)       (4,246)
  Termination of interest rate swaps.....................         --            --       (14,087)
  Proceeds from sale of Arizona assets and services......         --         6,718            --
  Other..................................................        232        (2,409)        3,147
                                                           ---------   -----------   -----------
          Net cash provided by (used in) investing
            activities...................................   (245,670)      343,823        36,045
                                                           ---------   -----------   -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock...............................      4,773         6,790            --
  Reacquisition of preferred stock.......................     (4,058)       (7,258)       (7,258)
  Dividends paid.........................................    (17,411)      (16,139)      (15,497)
  Issuance of long-term debt.............................    104,900        86,909       211,943
  Retirement of long-term debt...........................     (6,967)      (48,567)     (231,750)
  Issuance (repayment) of short-term debt................      6,000        66,000       (60,000)
  Net change in deposit accounts.........................     32,097       (92,815)     (111,446)
  Sale and assumption of Arizona deposit liabilities.....         --      (320,902)           --
  Proceeds from repos/other borrowings...................    281,333     1,499,893     1,448,546
  Repayment of repos/other borrowings....................   (258,439)   (1,617,711)   (1,336,220)
  Other..................................................       (835)         (813)         (878)
                                                           ---------   -----------   -----------
          Net cash provided by (used in) financing
            activities...................................    141,393      (444,613)     (102,560)
                                                           ---------   -----------   -----------
          Net change in cash and cash equivalents........      8,656       (11,299)       19,926
  Cash and cash equivalents at beginning of period.......    121,342       132,641       112,715
                                                           ---------   -----------   -----------
  Cash and cash equivalents at end of period.............  $ 129,998   $   121,342   $   132,641
                                                           =========   ===========   ===========
Supplemental disclosures of cash flow information
  Cash paid during the year for:
     Interest, net of amounts capitalized................  $  69,688   $    66,885   $    73,513
     Income taxes, net of refunds........................      2,132        10,982        13,293

        The accompanying notes are an integral part of these statements.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                COMMON STOCK     ADDITIONAL   CAPITAL
                              ----------------    PAID-IN      STOCK    UNREALIZED    RETAINED
                              SHARES   AMOUNT     CAPITAL     EXPENSE   GAIN (LOSS)   EARNINGS    TOTAL
                              ------   -------   ----------   -------   -----------   --------   --------
DECEMBER 31, 1991...........  20,598   $22,228    $267,917    $(5,685)   $     --     $ 42,689   $327,149
Common stock issuances......                            64                                             64
Net income..................                                                            17,661     17,661
Dividends declared
  Preferred: $9.50 per
     share..................                                                              (589)      (589)
  Second preference: $3.00
     per share..............                                                              (422)      (422)
  Common: $0.70 per share...                                                           (14,419)   (14,419)
                              ------   -------    --------    -------    --------     --------   --------
DECEMBER 31, 1992...........  20,598    22,228     267,981     (5,685)         --       44,920    329,444
Common stock issuances......     399       399       6,429                                          6,828
Net income..................                                                            15,406     15,406
Dividends declared
  Preferred: $9.50 per
     share..................                                                              (513)      (513)
  Second preference: $3.00
     per share..............                                                              (228)      (228)
  Common: $0.76 per share...                                                           (15,820)   (15,820)
Unrealized gain.............                                                8,761                   8,761
                              ------   -------    --------    -------    --------     --------   --------
DECEMBER 31, 1993...........  20,997    22,627     274,410     (5,685)      8,761       43,765    343,878
Common stock issuances......     285       285       4,488                                          4,773
Net income..................                                                            26,301     26,301
Dividends declared
  Preferred: $9.50 per
     share..................                                                              (437)      (437)
  Second preference: $3.00
     per share..............                                                               (73)       (73)
  Common: $0.81 per share...                                                           (17,125)   (17,125)
Unrealized loss.............                                              (18,228)                (18,228)
Redemption of second
  preference stock..........                                        4                       (4)        --
                              ------   -------    --------    -------    --------     --------   --------
DECEMBER 31, 1994...........  21,282   $22,912    $278,898    $(5,681)   $ (9,467)    $ 52,427   $339,089
                              ======   =======    ========    =======    =========    ========   ========

        The accompanying notes are an integral part of these statements.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  General

     Basis of Presentation -- The Company follows generally accepted accounting principles (GAAP) in all of its businesses. Accounting for the Company's gas utility operations conforms with GAAP as applied to regulated companies and as prescribed by federal agencies and the commissions of the various states in which the utility operates.

     Consolidation -- The accompanying financial statements are presented on a consolidated basis and include the accounts of the Company, including the Bank. Intercompany balances and transactions have been eliminated.

     Cash Flows -- For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and other financial instruments with a maturity of three months or less.

     Excess of Cost Over Net Assets Acquired -- The Company amortizes excess of cost over net assets acquired on a straight-line basis over 25 years.

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

     Earnings Per Common Share -- Earnings per common share are calculated based on the weighted average number of shares outstanding during the period.

     Reclassifications -- Certain reclassifications have been made to prior years' amounts to conform to the current year presentation.

  Gas Utility

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

     Depreciation and Amortization -- Depreciation is computed on the straight-line remaining life method at composite rates considered sufficient to amortize costs over estimated service lives. Acquisition adjustments are amortized as ordered by regulatory bodies at the date of acquisition, which periods approximate the

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

remaining estimated life of the acquired properties. Costs related to refunding utility debt and debt issuance expenses are deferred and amortized over the weighted average lives of the new issues.

     Deferred Gas Costs -- The Company is authorized by the various regulatory authorities having jurisdiction to adjust its billing rates for changes in the cost of gas purchased. The difference between the current cost of gas purchased and the cost of gas recovered in billed rates is deferred. Generally, these deferred amounts are recovered or refunded within one year.

     Utility Revenues -- Gas revenues are accrued from the date the customer was last billed to the end of the accounting period. In California, through 1994, the Company was authorized to adjust gas revenues to reflect changes in operating margins from authorized levels related to all customer classes. This mechanism was discontinued effective January 1995.

     Capitalization of Interest -- The Company capitalized $653,000, $381,000 and $934,000 of interest expense and a portion of the cost of equity funds related to natural gas utility operations for each of the years ended December 31, 1994, 1993 and 1992. The cost of equity funds used to finance the construction of utility plant is reported net within the consolidated statements of income as a reduction of interest charges. Utility plant construction costs, including cost of equity funds, are recovered in authorized rates through depreciation when completed projects are placed into operation.

  Financial Services

     Debt Securities -- On December 31, 1993, the Bank adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The statement requires classification of investments in debt and equity securities into one of three categories: held to maturity, available for sale, or trading. At the time of purchase, the Bank designates a security into one of these three categories.

     Debt securities classified as held to maturity are those which the Bank has the positive intent and ability to hold to maturity. These securities are carried at cost adjusted for the amortization of the related premiums or accretion of the related discounts into interest income using methods approximating the level-yield method or a method based on principal repayments over the actual lives of the underlying loans. The Bank has the ability and it is its policy to hold the debt securities so designated until maturity. The Bank's current accounting policy is that no security with a remaining maturity greater than 25 years may be designated as held to maturity.

     Securities classified as available for sale are those which the Bank intends to hold for an indefinite period and which may be sold in response to changes in market interest rates, changes in the security's prepayment risk, the Bank's need for liquidity, changes in the availability and yield of alternative investments, and other asset/liability management needs. Securities classified as available for sale are stated at fair value in the Consolidated Statements of Financial Position. Changes in fair value are reported net of tax as a separate component of stockholders' equity, but are not included in net income. Realized gains or losses are recorded into income when sold.

     Trading securities are those which are bought and held principally for the purpose of selling in the near term. Trading securities include MBS held for sale in conjunction with mortgage banking activities. Trading securities are measured at fair value with changes in fair value included in earnings. At December 31, 1994 and 1993, no securities were designated as "trading securities."

     Loans Receivable -- Real estate loans are recorded at cost, net of the undisbursed loan funds, loan discounts, unearned interest, deferred loan fees and provisions for estimated losses. Interest on loans receivable is credited to income when earned. Generally, if a loan becomes 90 days contractually delinquent, the accrual

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

of interest is ceased and all previously accrued, but uncollected, interest income is reversed. Interest income on loans placed on nonaccrual status is generally recognized on a cash basis.

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

     Mortgage Banking Activities -- The Bank's accounting policy is to designate all fixed-rate interest-sensitive assets with maturities greater than or equal to 25 years (which possess normal qualifying characteristics required for sale) as held for sale or available for sale, along with single-family residential loans originated for specific sales commitments. Fixed-rate interest-sensitive assets with maturities less than 25 years, and all adjustable-rate interest-sensitive assets continue to be held for investment unless designated as held for sale at time of origination.

     Loans held for sale are carried at the lower of amortized cost or fair value as determined by outstanding investor commitments or, in the absence of such commitments, current investor yield requirements calculated on an aggregate basis. Valuation adjustments are charged against gain (loss) on sale of loans. Gains and losses on loan and MBS sales are determined using the specific identification method. Gains and losses are recognized to the extent that sales proceeds exceed or are less than the carrying value of the loans and MBS. Loans sold with servicing retained include a normal servicing fee to be earned by the Bank as income over the life of the loan. Loans held for sale may be securitized into MBS and designated as trading securities and recorded at fair value.

     Real Estate Acquired Through Foreclosure -- Real estate acquired through foreclosure is stated at the lower of cost or fair value less cost to sell. Included in real estate acquired through foreclosure is $2.9 million and $5.5 million of loans foreclosed in-substance at December 31, 1994 and 1993, respectively. Write downs to fair value, disposition gains and losses, and operating income and costs are charged to the allowance for estimated credit losses.

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

     Allowance for Estimated Credit Losses -- On a routine basis, management evaluates the adequacy of the allowances for estimated losses on loans, investments and real estate, and establishes additions to the allowances through provisions to expense. The Bank utilizes a comprehensive internal asset review system and general valuation allowance methodology. General valuation allowances are established for each of the loan, investment and real estate portfolios for unforeseen losses. A number of factors are taken into account in determining the adequacy of the level of allowances including management's review of the extent of existing risks in the portfolios, prevailing and anticipated economic conditions, actual loss experience, delinquencies, regular reviews of the quality of the loan and real estate portfolios and examinations by regulatory authorities.

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

     Interest Rate Exchange Agreements -- The Bank uses interest rate swaps and interest rate collars to hedge its exposure to interest rate risk. These instruments are used only to hedge asset and liability portfolios and are not used for speculative purposes. Premiums, discounts and fees associated with these interest rate exchange agreements are amortized to expense on a straight-line basis over the lives of the agreements. The net interest received or paid is included in interest expense as a cost of hedging. Gains or losses resulting from the cancellation of agreements hedging assets and liabilities which remain outstanding are deferred and amortized over the remaining contract lives. Gains or losses are recognized in the current period if the hedged asset or liability is retired.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 2 -- SUMMARIZED FINANCIAL STATEMENT DATA

     Summarized consolidated financial statement data for the Bank is as follows. Certain reclassifications have been made to conform presentations for prior years with the current year's presentation:

                       CONSOLIDATED STATEMENTS OF INCOME
                             (THOUSANDS OF DOLLARS)

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1994         1993         1992
                                                         --------     --------     --------
    Interest income....................................  $118,434     $132,325     $165,678
    Interest expense...................................    59,790       75,076      111,917
                                                         --------     --------     --------
              Net interest income......................    58,644       57,249       53,761
    Provision for estimated credit losses..............    (7,230)      (6,212)     (14,129)
                                                         --------     --------     --------
              Net interest income after provision for
                credit losses..........................    51,414       51,037       39,632
                                                         --------     --------     --------
    Net loss from real estate operations...............      (612)        (910)     (15,286)
                                                         --------     --------     --------
    Gain on sale of loans..............................       598        1,835        5,676
    Loss on sale of loans..............................      (351)         (84)      (1,043)
    Gain on sale of debt securities....................        56        8,317       13,649
    Loss on sale of debt securities....................       (22)        (344)        (371)
    Gain (loss) on secondary marketing hedging
      activities.......................................       389         (968)          --
    Gain on sale of mortgage loan servicing............        --           --        1,930
    Loss on cancellation of interest rate swaps........        --           --      (14,087)
    Loss on sale -- Arizona branches...................        --       (6,262)          --
    Gain on sale of credit cards.......................     1,689           --           --
    Loan related fees..................................     1,165        1,025        2,280
    Deposit related fees...............................     6,788        6,397        5,413
    Other income.......................................       319        2,133        1,945
                                                         --------     --------     --------
              Total noninterest income.................    10,631       12,049       15,392
                                                         --------     --------     --------
    General and administrative expenses................    43,508       48,296       45,309
    Amortization of cost in excess of net assets
      acquired.........................................     3,861        3,984        4,156
                                                         --------     --------     --------
              Total noninterest expense................    47,369       52,280       49,465
                                                         --------     --------     --------
    Income (loss) before income taxes..................    14,064        9,896       (9,727)
    Income tax expense.................................     6,391        6,345           91
                                                         --------     --------     --------
    Net income (loss) before cumulative effect of
      accounting change................................     7,673        3,551       (9,818)
    Cumulative effect of change in method of
      accounting.......................................        --        3,045           --
                                                         --------     --------     --------
              Net income (loss)........................  $  7,673     $  6,596     $ (9,818)
                                                         ========     ========     ========
              Contribution to consolidated net
                income(1)..............................  $  2,777     $  1,655     $(14,553)
                                                         ========     ========     ========

- ---------------

(1) Includes after-tax allocation of costs from parent.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 2 -- SUMMARIZED FINANCIAL STATEMENT DATA -- (CONTINUED)

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                             (THOUSANDS OF DOLLARS)

                                                                DECEMBER 31,
                                              -------------------------------------------------
                                               CARRYING       FAIR       CARRYING       FAIR
                                                VALUE        VALUE        VALUE        VALUE
                                                 1994         1994         1993         1993
                                              ----------   ----------   ----------   ----------
    ASSETS
    Cash and due from banks.................  $   35,262   $   35,262   $   55,712   $   55,712
    Cash equivalents........................      88,660       88,660       63,503       63,503
    Debt securities available for sale......     529,400      529,400      595,726      595,726
    Debt securities held to maturity........     101,880       99,403       69,660       68,738
    Loans receivable held for sale..........       2,114        2,135       20,051       22,305
    Loans receivable, net of allowance for
      estimated credit losses of $17,659 and
      $16,251...............................     936,037      897,723      817,279      841,127
    Real estate acquired through
      foreclosure...........................       7,631            *        9,707            *
    Real estate held for sale or
      development, net of allowance for
      estimated losses of $476 and $935.....         771            *        4,088            *
    FHLB stock, at cost.....................      17,277       17,277       16,501       16,501
    Other assets............................      31,649            *       29,691            *
    Excess of cost over net assets
      acquired..............................      65,640            *       69,501            *
                                              ----------                ----------
                                              $1,816,321                $1,751,419
                                              ==========                ==========
    LIABILITIES AND STOCKHOLDER'S EQUITY
    Deposits................................  $1,239,949   $1,229,893   $1,207,852   $1,217,225
    Securities sold under agreements to
      repurchase............................     281,935      282,155      259,041      261,625
    Advances from FHLB......................      99,400       97,565       71,000       71,281
    Notes payable...........................       8,135        8,174        8,265        8,647
    Other liabilities.......................      20,514            *       28,318            *
                                              ----------                ----------
                                               1,649,933                 1,574,476
    Stockholder's equity....................     166,388            *      176,943            *
                                              ----------                ----------
                                              $1,816,321                $1,751,419
                                              ==========                ==========

- ---------------

* These items are not comprised of financial instruments subject to fair value disclosure under SFAS No. 107. See SFAS No. 107 discussion herein.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 2 -- SUMMARIZED FINANCIAL STATEMENT DATA -- (CONTINUED)

                                                                  DECEMBER 31,
                                                  --------------------------------------------
                                                          1994                    1993
                                                  --------------------    --------------------
                                                                 FAIR                    FAIR
                                                  COMMITMENT    VALUE     COMMITMENT    VALUE
                                                  ----------    ------    ----------    ------
                                                             (THOUSANDS OF DOLLARS)
    OFF-BALANCE SHEET ITEMS
    Outstanding commitments to originate
      loans.....................................   $ 46,387     $ (420)    $ 47,903     $   53
    Commercial and other letters of credit......        707          6        1,169         12
    Interest rate swaps.........................     72,450      2,986        7,500        169
    Loan servicing rights.......................    415,097      4,958      476,835      4,451
    Outstanding firm commitments to sell loans
      and MBS...................................      2,544         (2)      25,905         21
    Outstanding master commitments to sell
      loans.....................................    116,097        (14)     217,393        (11)
    Outstanding commitments to purchase loans
      and MBS...................................         --         --       51,500          3
    Outstanding commitments to builders.........     10,543        (33)          --         --

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

     Additionally, the Bank intends to hold a significant portion of its assets and liabilities to their stated maturities. Therefore, the Bank does not intend to realize any significant differences between carrying value and fair value through sale or other disposition. No attempt should be made to adjust equity to reflect the fair value disclosures.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 2 -- SUMMARIZED FINANCIAL STATEMENT DATA -- (CONTINUED)

     Methods and assumptions used to determine estimated fair values are set forth below for the Bank's financial instruments as of December 31, 1994 and 1993.

              ASSETS                   METHODS AND ASSUMPTIONS USED TO ESTIMATE FAIR VALUE
- -----------------------------------  --------------------------------------------------------
Cash, due from banks and cash        Carrying value was used as the estimate of fair value
  equivalents                        based upon the short-term nature of the instruments.

Debt securities available for sale,  Fair value was estimated using quoted market prices and
  debt securities held to maturity   dealer quotes, with the exception of privately issued
  and loans receivable held for      debt securities and CMO residuals. Privately issued debt
  sale                               securities were valued based on the estimated fair value
                                     of the underlying loans. CMO residuals were valued using
                                     the discounted estimated future cash flows from these
                                     investments.

Loans receivable, net                Fair values were estimated for portfolios of loans with
                                     similar financial characteristics. Loans were segregated
                                     by type, such as commercial, commercial real estate,
                                     residential mortgage, credit card and other consumer.
                                     Each loan category was further segregated into fixed and
                                     adjustable-rate interest terms. Fair value for
                                     single-family residential loans was estimated by
                                     discounting the estimated future cash flows from these
                                     instruments using quoted market rates and dealer
                                     prepayment assumptions. Fair value for commercial
                                     mortgage, construction, land and other commercial loans
                                     was derived by discounting the estimated future cash
                                     flows from these instruments using the rates at which
                                     loans with similar maturity and underwriting
                                     characteristics would be made on December 31, 1994 or
                                     1993, as applicable. Fair value for consumer loans was
                                     estimated using dealer quotes for securities backed by
                                     similar collateral. The book value for the allowance for
                                     estimated credit losses was used as the fair value
                                     estimate for credit losses within the entire loan
                                     portfolio.

FHLB stock                           Carrying value was used as the estimate for fair value
                                     since it represents the price at which the FHLB will
                                     redeem the stock.

            LIABILITIES
- -----------------------------------
Deposits                             The fair value of demand deposits, savings deposits and
                                     money market deposits was estimated to be the book value
                                     reported in the financial statements since it represents
                                     the amount payable on demand. The fair value of fixed
                                     maturity deposits was estimated using the rates
                                     currently offered by the Bank for deposits with similar
                                     remaining maturities. The fair value of deposits does
                                     not include an estimate of the long-term relationship
                                     value of the Bank's deposit customers or the benefit
                                     that results from the low cost funding provided by
                                     deposit liabilities compared to the cost of borrowing
                                     funds in the market.

Securities sold under agreements to  Fair value was estimated by discounting the future cash
  repurchase and notes payable       flows using market and dealer quoted rates for debt with
                                     the same remaining maturities and characteristics.

Advances from FHLB                   Fair value was estimated using the quoted cost to prepay
                                     the advance.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 2 -- SUMMARIZED FINANCIAL STATEMENT DATA -- (CONTINUED)

      OFF-BALANCE SHEET ITEMS          METHODS AND ASSUMPTIONS USED TO ESTIMATE FAIR VALUE
- -----------------------------------  --------------------------------------------------------
Commitments to originate loans and   The fair value of commitments was estimated by
  builder commitments                calculating a theoretical gain or loss on the sale of a
                                     funded loan considering the difference between current
                                     levels of interest rates and the committed loan rates.

Letters of credit                    The fair value of letters of credit was based on fees
                                     currently charged for similar agreements.

Interest rate swaps                  The fair value of interest rate swaps was determined by
                                     various dealer quotes.

Loan servicing rights                The fair value for loan servicing rights was estimated
                                     based upon market and dealer quotes for the incremental
                                     price paid for a loan sold servicing released, adjusted
                                     for the age of the portfolio.

Outstanding firm and master          The fair value of these commitments are estimated based
  commitments to purchase and sell   on the market and dealer quotes to terminate or fill the
  loans and MBS                      commitments.

REGULATORY CAPITAL

     The Bank is subject to various capital adequacy requirements under a uniform framework by federal banking agencies. Specific capital guidelines require the Bank to maintain minimum amounts and ratios as set forth below.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required the federal banking agencies to adopt regulations implementing a system of progressive constraints as capital levels decline at banks and savings institutions. Federal banking agencies have enacted uniform "prompt corrective action" rules which classify banks and savings institutions into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized." Banks become subject to prompt corrective action when their ratios fall below "adequately capitalized" status. A reconciliation of stockholder's equity, as shown in the accompanying Consolidated Statements of Financial Position, to the FDICIA capital standards and the Bank's resulting ratios are set forth in the table below (thousands of dollars):

                                                      DECEMBER 31, 1994                        DECEMBER 31, 1993
                                             ------------------------------------     ------------------------------------
                                               TOTAL        TIER 1       TIER 1         TOTAL        TIER 1       TIER 1
                                             RISK-BASED   RISK-BASED    LEVERAGE      RISK-BASED   RISK-BASED    LEVERAGE
                                             ----------   ----------   ----------     ----------   ----------   ----------
Stockholder's equity.......................   $166,388     $166,388    $  166,388      $176,943     $176,943    $  176,943
Capital adjustments:
  Nonsupervisory goodwill..................    (40,376)     (40,376)      (40,376)      (42,464)     (42,464)      (42,464)
  Supervisory goodwill.....................    (18,661)     (18,661)      (18,661)      (14,422)     (14,422)      (14,422)
  Real estate investments..................     (1,325)        (194)         (194)         (478)          --            --
  Unrealized loss, net of tax, on debt
    securities available for sale..........      9,467        9,467         9,467            --           --            --
  General loan loss reserves...............     11,512           --            --        11,008           --            --
                                              --------     --------    ----------      --------     --------    ----------
Regulatory capital.........................   $127,005     $116,624    $  116,624      $130,587     $120,057    $  120,057
                                              ========     ========    ==========      ========     ========    ==========
Regulatory capital ratio...................      13.88%       12.75%         6.62%        14.92%       13.71%         7.14%
Adequately capitalized required ratio......       8.00         4.00          4.00          8.00         4.00          4.00
                                              --------     --------    ----------      --------     --------    ----------
Excess.....................................       5.88%        8.75%         2.62%         6.92%        9.71%         3.14%
                                              ========     ========    ==========      ========     ========    ==========
Asset base.................................   $914,812     $914,812    $1,760,801      $875,387     $875,387    $1,681,952
                                              ========     ========    ==========      ========     ========    ==========

     As of December 31, 1994 and 1993, PriMerit Bank exceeded the adequately capitalized ratios and was categorized as "well capitalized."

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 2 -- SUMMARIZED FINANCIAL STATEMENT DATA -- (CONTINUED)

     The regulatory capital standards contain certain phase-in requirements concerning the amount of supervisory goodwill which is includable in tier 1 and risk-based capital as well as the amount of real estate investments which are required to be deducted from capital under all three standards. On January 1, 1995, all supervisory goodwill must be deducted from regulatory capital. Based upon this limitation, the Bank's risk-based and tier 1 capital levels declined by $6.6 million on January 1, 1995.

     The decline in the Bank's capital ratios over prior year-end is principally the result of the change in the allowable supervisory goodwill and the inclusion of $8.8 million of unrealized gain, net of tax, on debt securities available for sale in regulatory capital for 1993; partially offset by year-to-date net income of $7.7 million. At December 31, 1994, under fully phased-in capital rules applicable at July 1, 1996, the Bank would have exceeded the "adequately capitalized" fully phased-in, total risk-based, tier 1 risk-based, and tier 1 leverage ratios by $46.7 million, $72.8 million and $38.7 million, respectively.

     The Bank is subject to an OTS regulation requiring institutions with IRR exposure classified as "above normal" to reduce their risk-based capital by 50 percent of the amount by which the IRR exposure exceeds a specified "normal" threshold. The normal IRR threshold is defined as a two percent decline of an institution's net portfolio value as a percentage of its market value of assets after a hypothetical 200 basis point immediate and sustained increase or decrease in market interest rates. The reduction of an institution's risk-based capital resulting from its exceeding the IRR threshold becomes effective at the end of the third calendar quarter after the measurement date, unless the institution's IRR exposure returns to a "normal" level or below in the interim.

     Based on the OTS's measurement of the Bank's September 30, 1994 and December 31, 1994 IRR, the Bank may be required to reduce its risk-based capital by approximately $1.5 million on June 30, 1995 and $1.9 million on September 30, 1995, in the absence of corrective action to reduce the Bank's IRR exposure or a significant change in market interest rates in the interim. As of December 31, 1994, the Bank has sufficient risk-based capital to allow it to continue to be classified as "well capitalized" under FDICIA capital requirements after such a reduction for IRR exposure. Management is currently reviewing possible strategies for reducing the Bank's IRR exposure to a "normal" level or below.

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

     The Company also stipulated in connection with the acquisition of the Bank that dividends paid by the Bank to the Company would not exceed 50 percent of the Bank's cumulative net income after the date of acquisition without approval of the regulators. Since the acquisition, the Bank's cumulative net income is $37.1 million, resulting in maximum dividends payable of $18.6 million as of December 31, 1994. Since the acquisition, the Bank has paid the Company $1.8 million in capital distributions, net of $20 million in capital contributions received from the Company in 1991 and 1992.

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

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 2 -- SUMMARIZED FINANCIAL STATEMENT DATA -- (CONTINUED)

SALE OF ARIZONA BRANCH OPERATIONS

     In May 1993, the Bank signed a Definitive Agreement with World Savings and Loan Association (World) of Oakland, California, whereby World agreed to acquire the Bank's Arizona branch operations, including all related deposit liabilities of approximately $321 million. The transaction was approved by the appropriate regulatory authorities and closed in August 1993. During 1993, the Bank recorded a $6.3 million loss, which included a write-off of $5.9 million in goodwill (excess of cost over net assets acquired) and $367,000 of other related net costs. The Bank sold $334 million of MBS to effect the sale of the Bank's Arizona-based deposit liabilities to World and to maintain the Bank's interest rate risk position. The sale of the securities resulted in a gain of $7.4 million ($4.9 million after tax) included in gain on sale of debt securities in the Consolidated Statements of Income. The final disposition resulted in an after-tax loss of approximately $1 million.

NOTE 3 -- DEBT SECURITIES

     Debt securities held to maturity are stated at amortized cost. The yields on these securities are computed based upon amortized cost. The amortized cost, estimated fair values and yields of debt securities held to maturity are as follows (thousands of dollars):

                                                             TOTAL        TOTAL      ESTIMATED
                                               AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                DECEMBER 31, 1994                COST        GAINS        LOSSES       VALUE     YIELD
                -----------------              ---------   ----------   ----------   ---------   -----
    Corporate issue MBS......................   $ 60,922      $50         $2,292      $58,680    7.25%
    U.S. Treasury securities and
      obligations of U.S. Government
      corporations and agencies..............     40,958       --            235       40,723    8.01%
                                                --------      ---         ------      -------    ----
              Total..........................   $101,880      $50         $2,527      $99,403    7.55%
                                                ========      ===         ======      =======    ====

                DECEMBER 31, 1993
                -----------------
    Corporate issue MBS......................    $69,660      $403        $1,325      $68,738    6.85%
                                                 =======      ====        ======      =======    ====

     The following schedule of the expected maturity of debt securities held to maturity is based upon dealer prepayment expectations and historical prepayment activity (thousands of dollars):

                                                       EXPECTED/CONTRACTUAL MATURITY
                                      ----------------------------------------------------------------
                                                 AFTER       AFTER        AFTER
                                                ONE YEAR   FIVE YEARS   TEN YEARS
                                                  BUT         BUT          BUT
                                      WITHIN     WITHIN      WITHIN      WITHIN     AFTER      TOTAL
                                        ONE       FIVE        TEN        TWENTY     TWENTY   AMORTIZED
            DECEMBER 31, 1994          YEAR      YEARS       YEARS        YEARS     YEARS      COST
            -----------------        -------   --------   ----------    ---------   ------   ---------
    Corporate issue MBS.............  $15,593   $31,603      $8,883       $4,574     $269     $ 60,922
    U.S. Treasury securities and
      obligations of U.S. Government
      corporations and agencies.....   20,822    20,136          --           --       --       40,958
                                      -------   -------      ------       ------     ----     --------
              Total.................  $36,415   $51,739      $8,883       $4,574     $269     $101,880
                                      =======   =======      ======       ======     ====     ========

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 3 -- DEBT SECURITIES -- (CONTINUED)

     Debt securities available for sale are stated at fair value. The yields on these securities are computed based upon amortized cost. The amortized cost, estimated fair values and yields of debt securities available for sale are as follows (thousands of dollars):

                                                      TOTAL          TOTAL        ESTIMATED
                                      AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                DECEMBER 31, 1994       COST          GAINS          LOSSES         VALUE       YIELD
                -----------------     ---------     ----------     ----------     ---------     -----
    GNMA - MBS......................   $  6,564       $    70        $   237       $  6,397     8.29%
    FHLMC - MBS.....................    307,082           745          6,931        300,896     6.64%
    FNMA - MBS......................    112,892           154          3,938        109,108     7.11%
    CMO.............................     92,097           928          4,645         88,380     5.92%
    Corporate issue MBS.............     20,225            11            719         19,517     7.24%
    U.S. Treasury securities and
      obligations of U.S. Government
      corporations and agencies.....      5,105            --              3          5,102     5.83%
                                       --------       -------        -------       --------     ----
              Total.................   $543,965       $ 1,908        $16,473       $529,400     6.65%
                                       ========       =======        =======       ========     ====

                DECEMBER 31, 1993
                -----------------
    GNMA - MBS......................   $  9,081       $   591         $   --       $  9,672     8.41%
    FHLMC - MBS.....................    368,436        11,518            168        379,786     6.12%
    FNMA - MBS......................    119,208         1,144            695        119,657     6.60%
    CMO.............................     45,733         1,516             --         47,249     4.82%
    Corporate issue MBS.............     24,644           159            697         24,106     5.81%
    Money market instruments........     10,036            --             --         10,036     3.37%
    U.S. Treasury securities and
      obligations of U.S. Government
      corporations and agencies.....      5,110           110             --          5,220     5.93%
                                       --------       --------        ------       --------     ----
              Total.................   $582,248       $15,038         $1,560       $595,726     6.09%
                                       ========       =======         ======       ========     ====

     The following schedule reflects the expected maturity of MBS and CMO and the contractual maturity of all other debt securities available for sale. The expected maturity of MBS and CMO are based upon dealer prepayment expectations and historical prepayment activity (thousands of dollars):

                                                    EXPECTED/CONTRACTUAL MATURITY
                                  ------------------------------------------------------------------
                                              AFTER       AFTER        AFTER
                                             ONE YEAR   FIVE YEARS   TEN YEARS
                                               BUT         BUT          BUT
                                   WITHIN     WITHIN      WITHIN      WITHIN      AFTER      TOTAL
                                    ONE        FIVE        TEN        TWENTY     TWENTY    AMORTIZED
         DECEMBER 31, 1994          YEAR      YEARS       YEARS        YEARS      YEARS      COST
         -----------------        --------   --------   ----------   ---------   -------   ---------
    GNMA - MBS..................  $  1,595   $  4,091     $   711     $    --    $    --    $  6,397
    FHLMC - MBS.................    57,237    167,998      37,894      29,991      7,776     300,896
    FNMA - MBS..................    15,879     49,915      20,241      20,030      3,043     109,108
    CMO.........................    48,692     38,236         819         606         27      88,380
    Corporate issue MBS.........     3,295     11,283       4,056         778        105      19,517
    U.S. Treasury securities and
      obligations of U.S.
      Government corporations
      and agencies..............     5,102         --          --          --         --       5,102
                                  --------   --------     -------     -------    -------    --------
              Total.............  $131,800   $271,523     $63,721     $51,405    $10,951    $529,400
                                  ========   ========     =======     =======    =======    ========

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 4 -- LOANS RECEIVABLE

     Loans receivable held for investment, recorded at amortized cost, are summarized as follows (thousands of dollars):

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1994         1993
                                                                     --------     --------
    Loans collateralized by real estate:
      Conventional single-family residential.......................  $489,649     $431,854
      FHA and VA insured single-family residential.................    33,823       21,491
      Commercial mortgage..........................................   178,076      192,046
      Construction and land........................................    90,992       82,638
                                                                     --------     --------
                                                                      792,540      728,029
    Commercial secured (other than real estate)....................    40,349       25,443
    Commercial unsecured...........................................     2,317          354
    Consumer installment...........................................   119,460       93,431
    Consumer unsecured.............................................     6,570        7,817
    Equity and property improvement loans..........................    26,054       21,061
    Deposit accounts...............................................     2,659        2,944
                                                                     --------     --------
                                                                      989,949      879,079
                                                                     --------     --------
    Undisbursed proceeds...........................................   (41,702)     (48,251)
    Allowance for estimated credit losses..........................   (17,659)     (16,251)
    Premiums.......................................................     5,969        3,270
    Deferred fees..................................................    (4,999)      (4,782)
    Accrued interest...............................................     4,479        4,214
                                                                     --------     --------
                                                                      (53,912)     (61,800)
                                                                     --------     --------
    Loans receivable held for investment...........................  $936,037     $817,279
                                                                     ========     ========

     Loans receivable held for sale, recorded at lower of aggregate cost or market, are summarized as follows (thousands of dollars):

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1994        1993
                                                                       ------      -------
    Loans collateralized by single-family residential real estate:
      Conventional...................................................  $  508      $ 4,999
      FHA and VA insured.............................................   1,606        3,560
                                                                       ------      -------
                                                                        2,114        8,559
    Credit cards.....................................................      --       11,492
                                                                       ------      -------
    Loans receivable held for sale...................................  $2,114      $20,051
                                                                       ======      =======

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 4 -- LOANS RECEIVABLE -- (CONTINUED)

     Additional loan information (thousands of dollars):

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1994         1993
                                                                 --------     --------
        Average portfolio yield at end of year.................      8.11%        8.12%
        Principal balance of loans serviced for others
          (including $67,871 and $92,658 of loans serviced for
          MBS owned by the Bank)...............................  $415,097     $476,835
        Adjustable-rate real estate loans......................   286,868      233,133
        Outstanding commitments to originate loans.............    46,387       47,903
        Unused lines of credit.................................    57,180       79,472
        Standby letters of credit..............................       707        1,004
        Outstanding commitments to builders....................    10,543           --

     Outstanding commitments to originate loans represent agreements to originate real estate secured loans to customers at specified rates of interest. Commitments generally expire in 30 to 60 days and may require payment of a fee. Some of the commitments are expected to expire without being drawn upon, therefore the total commitments do not necessarily represent future cash requirements.

     The Bank has designated portions of its portfolio of residential real estate loans and credit card accounts as held for sale. These loans are carried at the lower of aggregate cost, market or sales commitment price. In January 1994, the Bank sold its credit card portfolio held for sale and recognized a gain of approximately $1.7 million ($1.1 million net of charge-offs).

     At December 31, 1994, 48 percent, or $19.5 million, of the Bank's outstanding commercial secured loan portfolio consisted of loans to borrowers in the gaming industry, with additional unfunded commitments of $11.5 million. These loans are generally secured by real estate, machinery and equipment. The Bank's portfolio of loans, collateralized by real estate, consists principally of real estate located in Nevada, California, and Arizona. Collectibility is, therefore, somewhat dependent on the economies and real estate values of these areas and industries.

     The Bank's loan approval process is intended to assess both: (i) the borrower's ability to repay the loan by determining whether the borrower meets the Bank's established underwriting criteria, and (ii) the adequacy of the proposed security by determining whether the appraised value of the security property is sufficient for the proposed loan.

     It is the general policy of the Bank not to make single-family residential loans when the loan-to-value ratio exceeds 80 percent unless the loans are insured by private mortgage insurance, FHA insurance or VA guarantee. Residential tract construction loans are generally underwritten with the discounted loan-to-value ratio less than 85 percent, while commercial/income property loans are generally underwritten with a ratio of less than 75 percent.

     Management considers the above mentioned factors when evaluating the adequacy of the allowance for estimated credit losses.

     Many of the Bank's adjustable-rate loans contain limitations as to both the amount the interest rate can change at each repricing date (periodic caps) and the maximum rates the loan can be repriced to over the life of the loan (lifetime caps). At December 31, 1994, periodic caps in the adjustable loan portfolio ranged from 25 to 800 basis points. Lifetime caps ranged from 9.75 to 22 percent.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 5 -- ALLOWANCES AND RESERVES

     Activity in the allowances for losses on loans and real estate held for sale or development is summarized as follows (thousands of dollars):

                                                                                              REAL
                                                                                             ESTATE
                                                      CONSTRUCTION     NON-                 HELD FOR
                                           MORTGAGE     AND LAND     MORTGAGE    TOTAL       SALE OR
                                            LOANS        LOANS        LOANS      LOANS     DEVELOPMENT    TOTAL
                                           --------   ------------   --------   --------   -----------   --------
Balance at 12/31/91......................  $ 5,992       $ 2,821     $ 3,248     $12,061     $  3,639     $ 15,700
  Provisions for estimated losses........    1,903         6,460       5,766      14,129       18,309       32,438
  Charge-offs, net of recovery...........     (515)       (3,765)     (4,682)     (8,962)     (20,485)     (29,447)
                                            ------       -------     -------     -------     --------     -------
Balance at 12/31/92......................    7,380         5,516       4,332      17,228        1,463       18,691
  Provisions for estimated losses........    4,634           172       1,406       6,212        1,010        7,222
  Charge-offs, net of recovery...........   (3,191)       (2,248)     (1,750)     (7,189)      (1,538)      (8,727)
                                           -------       -------     -------     -------     --------     --------
Balance at 12/31/93......................    8,823         3,440       3,988      16,251          935       17,186
  Provisions for estimated losses........    2,954            71       4,205       7,230          163        7,393
  Charge-offs, net of recovery...........   (1,786)       (1,297)     (2,739)     (5,822)        (622)      (6,444)
                                           -------       -------     -------     -------     --------     --------
Balance at 12/31/94......................  $ 9,991       $ 2,214     $ 5,454     $17,659     $    476     $ 18,135
                                           =======       =======     =======     =======     ========     ========

     The Bank establishes allowances for estimated credit losses by portfolio through charges to expense. On a regular basis, management reviews the level of loss allowances which have been provided against the portfolios. Adjustments are made thereto in light of the level of problem loans and current economic conditions. Included in net charge-offs are $1.9 million, $2.6 million and $2.6 million of recoveries for 1992, 1993, and 1994, respectively. Write-downs to fair value, disposition gains and losses, and operating income and costs affiliated with real estate acquired through foreclosure are charged to the allowance for estimated credit losses.

     The Company's business activity with respect to gas utility operations is conducted with customers located within the three state region of Arizona, Nevada and California. Any credit risk the Company is exposed to related to utility operations is minimized by the taking of security deposits. Provisions for uncollectible accounts are recorded monthly and are recovered from customers through billed rates. Activity in the reserve for uncollectibles is summarized as follows (thousands of dollars):

                                                                       RESERVE FOR
                                                                      UNCOLLECTIBLES
                                                                      --------------
            Balance, December 31, 1991..............................      $ 1,373
              Additions charged to income...........................        1,667
              Accounts written off, less recoveries.................       (1,533)
                                                                          -------
            Balance, December 31, 1992..............................        1,507
              Additions charged to income...........................        1,460
              Accounts written off, less recoveries.................       (1,284)
                                                                          -------
            Balance, December 31, 1993..............................        1,683
              Additions charged to income...........................        1,445
              Accounts written off, less recoveries.................       (1,575)
                                                                          -------
            Balance, December 31, 1994..............................      $ 1,553
                                                                          =======

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 6 -- PROPERTY, PLANT AND EQUIPMENT

     Gas utility property as of December 31, 1994 and 1993 was as follows (thousands of dollars):

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1994           1993
                                                              ----------     ----------
        Plant in Service:
          Production, gathering and storage.................  $   14,252     $   13,960
          Transmission......................................     140,281        139,262
          Distribution......................................   1,077,425        989,021
          General...........................................     164,018        150,482
          Other.............................................      32,756         33,000
                                                              ----------     ----------
                                                               1,428,732      1,325,725
        Less: accumulated depreciation......................    (433,429)      (399,155)
        Construction work in progress.......................      33,675         20,758
        Acquisition adjustment, net.........................       6,729          7,160
        Gas plant held for future use.......................         209             --
                                                              ----------     ----------
                  Net gas utility property..................  $1,035,916     $  954,488
                                                              ==========     ==========

     Depreciation expense on gas utility property was $56.5 million, $54 million and $51.3 million during the years ended December 31, 1994, 1993 and 1992, respectively.

     Leases and Rentals. The Company leases a portion of its corporate headquarters office complex in Las Vegas and the LNG facilities on its northern Nevada system. The leases provide for initial terms which expire in 1997 and 2003, respectively, with optional renewal terms available at the expiration dates. The rental payments are $3.1 million annually, and $7.7 million in the aggregate over the remaining initial term for the Las Vegas facility, and $6.7 million annually and $56.6 million in the aggregate for the LNG facilities.

     Rentals included in operating expenses with respect to these leases amounted to $9.8 million in each of the three years in the period ended December 31, 1994. Both of these leases are accounted for as operating leases and are treated as such for regulatory purposes. Other operating leases of the Company are immaterial individually and in the aggregate.

     The Bank leases certain of its facilities under noncancelable operating lease agreements. The more significant of these leases expire between 1995 and 2029 and provide for renewals subject to certain escalation clauses. Net rental expense for the Bank was $2.7 million in 1994, $3.1 million in 1993 and $3 million in 1992.

     The following is a schedule of net future minimum rental payments for the Bank under various operating lease agreements that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1994 (thousands of dollars):

                                                           TOTAL        TOTAL         NET
                                                          MINIMUM      MINIMUM      MINIMUM
                                                           LEASE       SUBLEASE      LEASE
                                                          PAYMENTS     RECEIPTS     PAYMENTS
                                                          --------     --------     --------
    Year Ending December 31:
      1995..............................................  $ 5,026      $ 2,664      $ 2,362
      1996..............................................    4,988        2,580        2,408
      1997..............................................    4,950        2,213        2,737
      1998..............................................    4,602        1,926        2,676
      1999..............................................    3,969        1,613        2,356
      Thereafter........................................   46,608        2,275       44,333
                                                          -------      -------      -------
                                                          $70,143      $13,271      $56,872
                                                          =======      =======      =======

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 7 -- DEPOSITS

     Deposits are summarized as follows (thousands of dollars):

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1994           1993
                                                              ----------     ----------
        Interest-bearing demand and money market deposits...  $  313,949     $  324,011
        Noninterest-bearing demand deposits.................      69,294         64,797
        Savings deposits....................................      78,876         86,781
                                                              ----------     ----------
                  Total transaction accounts................     462,119        475,589
                                                              ----------     ----------
        Certificates of deposit:
           <$100,000........................................     608,872        580,018
          >=$100,000........................................     168,958        152,245
                                                              ----------     ----------
                  Total certificates of deposit.............     777,830        732,263
                                                              ----------     ----------
                                                              $1,239,949     $1,207,852
                                                              ==========     ==========
        Average annual interest rate at year-end............        3.97%          3.56%
                                                              ==========     ==========

     The above balance includes $5.8 million deposited by the State of Nevada that is collateralized by real estate loans and debt securities with a fair value of approximately $8.5 million at December 31, 1994. There were no brokered deposits at December 31, 1994 or December 31, 1993.

     Interest expense on deposits for the years ended December 31, is summarized as follows (thousands of dollars):

                                                         1994        1993        1992
                                                        -------     -------     -------
        Interest-bearing demand and money market
          deposits....................................  $ 8,740     $ 8,578     $ 8,915
        Savings deposits..............................    2,135       2,364       1,779
        Certificates of deposit.......................   33,241      46,701      75,280
                                                        -------     -------     -------
                  Total deposit interest expense......  $44,116     $57,643     $85,974
                                                        =======     =======     =======

     Certificates of deposit maturity schedule (thousands of dollars):

                                          CERTIFICATES MATURING ON OR PRIOR TO DECEMBER 31,
                                ----------------------------------------------------------------------
    INTEREST RATE CATEGORY        1995        1996        1997        1998        1999      THEREAFTER
    ----------------------      --------     -------     -------     -------     -------    ----------
2.99% and lower...............  $  3,793     $    88     $    14     $    13     $     8      $     9
3.00% to 3.99%................   298,360       7,253          93          --          --           27
4.00% to 4.99%................   171,177      23,046       9,141       2,140           5           --
5.00% to 5.99%................    14,679      22,828      16,086      19,897      10,182       13,498
6.00% to 6.99%................       909       2,698      39,614         360      19,641       11,484
7.00% to 7.99%................     2,398      34,484       5,756          14      15,163          203
8.00% to 8.99%................    32,069          79          --          --          --          136
9.00% and over................        53          --          33         399          --           --
                                --------     -------     -------     -------     -------      -------
                                $523,438     $90,476     $70,737     $22,823     $44,999      $25,357
                                ========     =======     =======     =======     =======      =======

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 8 -- CASH EQUIVALENTS AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

  Cash Equivalents

     Cash equivalents are stated at cost, which approximates fair value, and include the following (thousands of dollars):

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1994        1993
                                                                   -------     -------
        Securities purchased under resale agreements.............  $77,657     $55,102
        Federal funds sold.......................................   11,003       8,401
                                                                   -------     -------
                                                                   $88,660     $63,503
                                                                   =======     =======

     Securities purchased under resale agreements at December 31, 1994 and at December 31, 1993 matured within 11 days and 24 days, respectively, and called for delivery of the same securities. The collateral for these agreements consisted of debt securities which at December 31, 1994 and 1993 were held on the Bank's behalf by its safekeeping agents and safekeeping agents for various broker/dealers. The securities purchased under resale agreements represented 47 percent of the Bank's stockholder's equity at December 31, 1994 and 31 percent at December 31, 1993.

     The average amount of securities purchased under resale agreements outstanding during the years ended December 31, 1994 and 1993 were $36.2 million and $26.6 million, respectively. The maximum amount of resale agreements outstanding at any month end was $77.7 million during 1994 and $60 million during 1993.

  Securities Sold Under Repurchase Agreements

     The Bank sells securities under agreements to repurchase (reverse repurchase agreements). Reverse repurchase agreements are treated as borrowings and are reflected as liabilities in the accompanying Consolidated Statements of Financial Position. Reverse repurchase agreements are summarized as follows (thousands of dollars):

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1994         1993
                                                                 --------     --------
        Balance at year end....................................  $281,935     $259,041
        Accrued interest payable at year end...................     3,335        3,871
        Daily average amount outstanding during year...........   222,620      305,123
        Maximum amount outstanding at any month end............   281,935      367,859
        Weighted average interest rate during the year.........      4.95%        4.30%
        Weighted average interest rate on year-end balances....      6.37%        4.31%

     All agreements are collateralized by MBS and U.S. Treasury notes and require the Bank to repurchase identical securities as those which were sold. The MBS collateralizing the agreements are reflected as assets with a carrying value of $17 million in excess of borrowing amount and a weighted average maturity of 1.35 years. Agreements were transacted with the following dealers:
Morgan Stanley & Co., Inc.; Lehman Brothers; and Bear Stearns. Reverse repurchase agreements are collateralized as follows (thousands of dollars):

                                                           DECEMBER 31,
                                          -----------------------------------------------
                                                  1994                      1993
                                          ---------------------     ---------------------
                                          CARRYING       FAIR       CARRYING       FAIR
                                           VALUE        VALUE        VALUE        VALUE
                                          --------     --------     --------     --------
        MBS.............................  $258,477     $258,477     $280,928     $280,928
        U.S. Treasury notes.............    40,428       40,191           --           --
                                          --------     --------     --------     --------
                                          $298,905     $298,668     $280,928     $280,928
                                          ========     ========     ========     ========

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 8 -- CASH EQUIVALENTS AND SECURITIES SOLD UNDER REPURCHASE
          AGREEMENTS -- (CONTINUED)

     At December 31, 1994, borrowings of $144 million were in accordance with a long-term agreement executed with Morgan Stanley & Co., Incorporated (primary dealer). The agreement, which allows for a maximum borrowing of $300 million with no minimum, matures in July 1997. The interest rate on the borrowings is adjusted monthly based upon a spread over or under the one month London Interbank Offering Rate (LIBOR), dependent upon the underlying collateral.

     The Bank is also party to two separate flexible reverse repurchase agreements (flex repos) totaling $19.7 million at December 31, 1994. A flex repo represents a long-term fixed-rate contract to borrow funds through the primary dealer, collateralized by MBS with a flexible repayment schedule. The principal balance of the Bank's flex repo agreements will decline over the stated maturity period based upon the counterparty's need for the funds.

     Principal payments on flex repos at December 31, 1994 are projected as follows (thousands of dollars):

                                                                 FLEX          FLEX
        PROJECTED REPAYMENT                                     REPO-1        REPO-2
        -------------------                                    ---------     ---------
        12 months............................................  $     500     $  15,222
        24 months............................................      3,939            --
                                                               ---------     ---------
                                                               $   4,439     $  15,222
                                                                ========     =========

        Maturity date........................................  July 1996     June 1995
        Interest rate........................................      8.86%         8.65%
                                                                ========     =========

     Actual principal payments may differ from those shown above due to the actual timing of the funding being faster or slower than originally projected.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

     Legal Proceedings. The Company has been named as defendant in various legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that no litigation to which the Company is subject will have a material adverse impact on its financial position or results of operations.

NOTE 10 -- SHORT-TERM DEBT

     The Company has an agreement with several banks for committed credit lines which aggregate $150 million at December 31, 1994. The agreement provides for the payment of interest at competitive market rates. The lines of credit also require the payment of a facility fee based on the long-term debt rating of the Company. The committed credit lines have no compensating balance requirements and expire in July 1995. Short-term borrowings at December 31, 1994 and 1993 were $92 million and $86 million, respectively. The weighted average interest rates on these borrowings were 6.36 percent and 3.80 percent.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 11 -- LONG-TERM DEBT

                                                                  DECEMBER 31,
                                                    -----------------------------------------
                                                      1994       1994       1993       1993
                                                    CARRYING    MARKET    CARRYING    MARKET
                                                     AMOUNT     VALUE      AMOUNT     VALUE
                                                    --------   --------   --------   --------
                                                             (THOUSANDS OF DOLLARS)
    Southwest Gas Corporation
      Debentures--
         9% Series A, due 2011....................  $ 27,557   $ 26,386   $ 27,688   $ 28,795
         9% Series B, due 2011....................    31,913     30,557     31,944     33,222
         8 3/4% Series C, due 2011................    19,261     18,587     19,699     20,487
         9 3/8% Series D, due 2017................   120,000    118,650    120,000    126,826
         10% Series E, due 2013...................    23,079     23,541     23,127     24,283
         9 3/4% Series F, due 2002................   100,000    102,897    100,000    116,596
         Unamortized discount.....................    (6,723)        --     (7,220)        --
                                                    --------   --------   --------   --------
                                                     315,087    320,618    315,238    350,209
                                                    --------   --------   --------   --------
      Term loan facilities and other debt.........   200,000               165,000
                                                    --------              --------
      Industrial development revenue bonds--
         Variable rate bonds
           Series due 2028........................    50,000     50,000     50,000     50,000
           Less funds held in trust...............   (38,510)        --    (44,055)        --
                                                    --------              --------
                                                      11,490                 5,945
                                                    --------              --------
         Fixed-rate bonds
           7.30% 1992 Series A, due 2027..........    30,000     30,338     30,000     33,450
           7.50% 1992 Series B, due 2032..........   100,000    102,550    100,000    112,000
           6.50% 1993 Series A, due 2033..........    75,000     71,807     75,000     79,500
           Unamortized discount...................    (3,865)        --     (3,969)        --
           Less funds held in trust...............   (44,449)        --    (73,614)        --
                                                    --------              --------
                                                     156,686               127,417
                                                    --------              --------
                                                     683,263               613,600
                                                    --------              --------
      PriMerit Bank
         Advances from FHLB.......................    99,400     97,565     71,000     71,281
         Notes payable............................     8,135      8,174      8,265      8,647
                                                    --------              --------
                                                     107,535                79,265
                                                    --------              --------
                                                    $790,798              $692,865
                                                    ========              ========

     The Company had two term loan facilities totaling $165 million as of December 31, 1994. The first term loan facility was a Restated and Amended Credit Agreement (Credit Agreement) dated April 1990 in the amount of $125 million. During 1994 and 1993, the average cost of this facility was 4.99 percent and 3.89 percent, respectively. The second term loan was a $40 million Bridge Term Loan Facility (Bridge Loan) which was used to refinance the $40 million Amended and Restated Domestic Credit Agreement in August 1994. During 1994, the average interest rate for the Bridge Loan and the Amended and Restated Domestic Credit Agreement was 5.26 percent.

     In January 1995, the Company closed a new $200 million term-loan facility with a group of banks. This new facility was utilized to refinance the existing $125 million Credit Agreement and the $40 million Bridge Loan which were to mature in April 1995. In addition to refinancing $165 million of term loans, $35 million of

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 11 -- LONG-TERM DEBT -- (CONTINUED)

short-term notes payable were refinanced with the proceeds from this new facility, and are classified as long-term debt at December 31, 1994. The $200 million facility provides for a revolving period through January 1998 at which time any amounts borrowed under the agreement become payable on demand. Direct borrowing options provide for the payment of interest at either the prime rate, LIBOR, or certificate of deposit rate plus a margin based on the Company's credit rating. In addition to direct borrowing options, a letter of credit is available to provide credit support for the issuance of commercial paper.

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

     In December 1993, the City of Big Bear Lake, California sold $50 million of tax-exempt IDRB which are secured as to the payment of principal and interest by the Company. The net proceeds from these sales were placed with a trustee and will be drawn down as required to finance certain additions and improvements to the Company's natural gas distribution and transmission system in San Bernardino County, California. The interest rate on the bonds is established on a weekly basis and averaged 3.85 percent during 1994 and 3.53 percent for December 1993. At the option of the Company, the interest period can be converted from a weekly rate to a daily term or variable term rate.

     The fair value of the term loan facilities approximates carrying value. Market values for debentures and fixed-rate bonds of the Company, excluding the Bank, were determined based on dealer quotes using trading records for December 31, 1994 and 1993, as applicable, and other secondary sources which are customarily consulted for data of this kind. The carrying value of the IDRB Series due 2028 was used as the estimate of fair value based upon the variable interest rate of the bonds.

     Requirements to retire long-term debt, excluding those of the Bank, at December 31, 1994 for the next five years are expected to be $5 million, $5 million, $5 million, $211 million and $11 million, respectively.

     Principal payments on Bank borrowings at December 31, 1994 are due as follows (thousands of dollars):

                                                                     ADVANCES
                                                                       FROM        NOTES
        MATURITY                                   INTEREST RATE       FHLB       PAYABLE
        --------                                   -------------     --------     -------
        12 months................................  4.30% - 8.20%      $50,000     $  140
        24 months................................  4.40% - 8.50%       10,000      7,995
        36 months................................          8.23%        6,000         --
        48 months................................          5.01%        5,000         --
        60 months................................          8.23%       25,000         --
        84 months................................          7.52%        3,400         --
                                                                      -------     ------
                                                                      $99,400     $8,135
                                                                      =======     ======

     Coupon interest rates on Bank borrowings are as follows:

                                                                DECEMBER 31,
                                                       -------------------------------
                                                           1994              1993
                                                       -------------     -------------
        Advances from FHLB...........................  4.30% - 8.23%     4.30% - 8.23%
        Notes payable................................  8.20% - 8.50%     8.00% - 8.50%

     The effective rate of the advances from the FHLB at December 31, 1994 was
5.68 percent.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 11 -- LONG-TERM DEBT -- (CONTINUED)

     In 1994, the FHLB established a Financing Availability for the Bank which is currently 25 percent of the Bank's assets with terms up to 360 months. All borrowings from the FHLB must be collateralized by mortgages or securities. The Bank also has the capability of borrowing up to $5 million in federal funds from Bank of America. At December 31, 1994 and 1993, there were no outstanding draws from this line of credit which expires in August 1995.

     Bank borrowings are collateralized as follows (thousands of dollars):

                                                                DECEMBER 31,
                                               ----------------------------------------------
                                                       1994                      1993
                                               ---------------------     --------------------
                                               CARRYING       FAIR       CARRYING      FAIR
                                                VALUE        VALUE        VALUE        VALUE
                                               --------     --------     --------     -------
    MBS......................................  $ 13,971     $ 13,971     $ 14,797     $14,797
    Real estate loans........................   140,000       99,400       98,860      71,000
                                               --------     --------     --------     -------
                                               $153,971     $113,371     $113,657     $85,797
                                               ========     ========     ========     =======

NOTE 12 -- PREFERRED AND PREFERENCE STOCKS

                                                      CUMULATIVE
                                                      PREFERRED      SECOND PREFERENCE STOCK
                                                        STOCK      ---------------------------
                                                         9.5%       FIRST    SECOND     THIRD
                                                        SERIES     SERIES    SERIES    SERIES
                                                      ----------   -------   -------   -------
    NUMBER OF SHARES (In thousands):
      Balance, December 31, 1991....................        64          20        44        98
      Redemptions...................................        (8)        (10)      (22)      (33)
                                                        ------     -------   -------   -------
      Balance, December 31, 1992....................        56          10        22        65
      Redemptions...................................        (8)        (10)      (22)      (33)
                                                        ------     -------   -------   -------
      Balance, December 31, 1993....................        48          --        --        32
      Redemptions...................................        (8)         --        --       (32)
                                                        ------     -------   -------   -------
      Balance, December 31, 1994....................        40          --        --        --
                                                        ======     =======   =======   =======
    AMOUNT (In thousands):
      Balance, December 31, 1991....................    $6,400     $ 2,000   $ 4,400   $ 9,774
      Redemptions...................................      (800)     (1,000)   (2,200)   (3,258)
                                                        ------     -------   -------   -------
      Balance, December 31, 1992....................     5,600       1,000     2,200     6,516
      Redemptions...................................      (800)     (1,000)   (2,200)   (3,258)
                                                        ------     -------   -------   -------
      Balance, December 31, 1993....................     4,800          --        --     3,258
      Redemptions...................................      (800)         --        --    (3,258)
                                                        ------     -------   -------   -------
      Balance, December 31, 1994....................    $4,000     $    --   $    --   $    --
                                                        ======     =======   =======   =======

     The Company is authorized to issue up to 500,000 shares each of its Cumulative Preferred and Second Preference Stock, respectively. The Company is required to redeem 8,000 shares, or $800,000 annually, through 1999, of the $100 Cumulative Preferred Stock, 9.5 Percent Series. All outstanding Cumulative Preferred shares are redeemable at the option of the Company at any time upon 30 days notice at par plus accrued dividends and a percentage premium equal to the dividend rate in the first year commencing December 1979, and declining ratably each year thereafter to par value in 1999.

     The estimated fair value of the Company's Cumulative Preferred Stock at December 31, 1994 and 1993 was $4 million and $5 million, respectively. These figures were based on a yield-to-maturity of 9.05 percent

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 12 -- PREFERRED AND PREFERENCE STOCKS -- (CONTINUED)

and 8.14 percent, respectively, and a required redemption of 8,000 shares per year. Since this issue is not traded, yield-to-maturity was estimated based on the weighted average yield-to-maturity of the Company's outstanding debentures, adjusted for historical spreads between Moody's Baa rated utility debt and Baa utility preferred stock issues.

     During 1994, the Company redeemed, as required, the remaining shares of its Second Preference Stock, Third Series. The dividend rate on Second Preference Stock was cumulative and varied from 3 to 16 percent, based on a formula tied to operating results with respect to the gas distribution system purchased from Arizona Public Service Company. During each of the last three years, the dividend rate was three percent.

     The Articles of Incorporation provide that in the event of involuntary liquidation, before distributions may be made to holders of any other class of stock, holders of the Cumulative Preferred Stock are entitled to payment at par value, together with any accumulated and unpaid dividends.

NOTE 13 -- EMPLOYEE POSTRETIREMENT BENEFITS

     The Company has a qualified retirement plan covering the employees of its natural gas operations segment. The plan is noncontributory with defined benefits, and covers substantially all employees. It is the Company's policy to fund the plan at not less than the minimum required contribution nor more than the tax deductible limit. Plan assets are held in a master trust whose investments consist of common stock, corporate bonds, government obligations, real estate, an insurance company contract and cash or cash equivalents.

     The plan covering the natural gas operations provides that an employee may earn benefits for a period of up to 30 years and will be vested after 5 years of service. Retirement plan costs were $7.8 million, $6.6 million, and $6.1 million for each of the three years ended December 31, 1994, 1993 and 1992, respectively.

     The following table sets forth, for the gas segment, the plan's funded status and amounts recognized on the Company's consolidated statements of financial position and statements of income. The Bank has a separate retirement plan whose cost and liability are not significant.

                                                                    DECEMBER 31,
                                                               -----------------------
                                                                 1994          1993
                                                               ---------     ---------
                                                               (THOUSANDS OF DOLLARS)
        Actuarial present value of benefit obligations:
        Accumulated benefit obligation, including vested
          benefits of $(86,800) and $(90,267),
          respectively.......................................  $ (93,225)    $ (98,926)
                                                               =========     =========
        Projected benefit obligation for service rendered to
          date...............................................  $(136,157)    $(141,694)
        Market value of plan assets..........................    130,497       126,433
                                                               ---------     ---------
        Projected benefit obligation in excess of assets.....     (5,660)      (15,261)
        Unrecognized net transition obligation being
          amortized through 2004.............................      7,489         8,326
        Unrecognized net loss (gain).........................     (2,010)        6,389
        Unrecognized prior service cost......................        523           903
                                                               ---------     ---------
        Prepaid retirement plan asset included in the
          Consolidated Statements of Financial Position......  $     342     $     357
                                                               =========     =========

        Assumptions used to develop pension obligations were:
          Discount rate......................................       8.25%         7.25%
          Long-term rate of return on assets.................       8.75%         8.75%
          Rate of increase in compensation levels............       5.50%         4.75%

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- EMPLOYEE POSTRETIREMENT BENEFITS -- (CONTINUED)

                                                           YEAR ENDED DECEMBER 31,
                                                       --------------------------------
                                                         1994        1993        1992
                                                       --------     -------     -------
                                                            (THOUSANDS OF DOLLARS)
        Net retirement plan costs include the
          following components:
          Service cost...............................  $  7,805     $ 6,339     $ 5,111
          Interest cost..............................    10,164       9,213       8,585
          Actual return on plan assets...............       254      (8,853)     (6,406)
          Net amortization and deferrals.............   (10,440)        (67)     (1,174)
                                                       --------     -------     -------
        Net periodic retirement plan cost............  $  7,783     $ 6,632     $ 6,116
                                                       ========     =======     =======

     In addition to the basic retirement plans, the Company has separate unfunded supplemental retirement plans for its natural gas operations and financial services segments, which are limited to certain officers. The gas segment's plan is noncontributory with defined benefits. Senior officers who retire with ten years or more of service with the Company are eligible to receive benefits. Other officers who retire with 20 years or more of service with the Company are eligible to receive benefits. Plan costs were $2 million, $1.5 million and $1.5 million for each of the three years ended December 31, 1994, 1993 and 1992, respectively. The accumulated benefit obligation of the plan was $13.3 million, including vested benefits of $12.4 million, at December 31, 1994. The cost and liability of the financial services supplemental retirement plan are not significant. The Company also has an unfunded retirement plan for directors not covered by the employee retirement plan. The cost and liability for this plan are not significant.

     The Company has a deferred compensation plan for all officers and members of the Board. The plan provides the opportunity to defer from a minimum of $2,000 up to 50 percent of annual compensation. The Company matches one-half of amounts deferred up to six percent of an officer's annual salary. Payments of compensation deferred, plus interest, commence upon the participant's retirement in equal monthly installments over 10, 15 or 20 years, as determined by the Company. Deferred compensation earns interest at a rate determined each January. The interest rate represents 150 percent of Moody's Seasoned Corporate Bond Index.

     The Employees' Investment Plan (401k) provides for purchases of the Company's common stock or certain other investments by eligible gas segment employees through deductions of up to 16 percent of base compensation, subject to IRS limitations. The Company matches one-half of amounts deferred up to six percent of an employee's annual compensation. The cost of the plan was $2.6 million, $1.9 million and $1.7 million for each of the three years ended December 31, 1994, 1993 and 1992, respectively. The Bank has a separate 401k plan which provides for purchases of certain securities by eligible employees through deductions of up to 15 percent of base compensation, subject to IRS limitations. The Bank matches 100 percent of amounts deferred up to six percent of employee base compensation. The cost of this plan is not significant.

     At December 31, 1994, 464,050 common shares were reserved for issuance under provisions of the Employee Investment Plan and the Company's Dividend Reinvestment and Stock Purchase Plan.

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

conditions, including funding. The Company did not receive approval to recover PBOP costs on an accrual basis in its Arizona rate jurisdictions, but was authorized to continue to recover the pay-as-you-go costs for ratemaking purposes. The Company began funding the non-Arizona portion of the PBOP liability in 1994. Plan assets are combined with the pension plan assets in the master trust.

     The following table sets forth, for the gas segment, the PBOP funded status and amounts recognized on the Company's consolidated statements of financial position and statements of income.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                         -----------------------------
                                                           1994                 1993
                                                         --------             --------
                                                            (THOUSANDS OF DOLLARS)
        Accumulated postretirement benefit
          obligation (APBO)
          Retirees.............................          $(13,348)            $(14,035)
          Fully eligible actives...............            (1,639)              (1,649)
          Other active participants............            (4,524)              (5,164)
                                                         --------             --------
                  Total........................           (19,511)             (20,848)
        Market value of plan assets............               697                   --
                                                         --------             --------
        APBO in excess of plan assets..........           (18,814)             (20,848)
        Unrecognized transition obligation.....            15,605               16,472
        Unrecognized prior service cost........                --                   --
        Unrecognized loss......................               175                2,659
                                                         --------             --------
        Accrued postretirement benefit
          liability............................          $ (3,034)            $ (1,717)
                                                         ========             ========

        Assumptions used to develop
          postretirement benefit obligations
          were:
          Discount rate........................              8.25%                7.25%
          Medical inflation....................   10% graded to 5%     11% graded to 5%
          Salary increases.....................              5.50%                4.75%

        Net periodic postretirement benefit
          costs include the following
          components:
          Service cost.........................          $    473             $    346
          Interest cost........................             1,472                1,394
          Actual return on plan assets.........                --                   --
          Net amortization and deferrals.......               911                  867
                                                         --------             --------
        Net periodic postretirement benefit
          cost.................................          $  2,856             $  2,607
                                                         ========             ========

     The Company makes fixed contributions, based on age and years of service, to retiree spending accounts for the medical and dental costs of employees who retire after 1988. The Company pays up to 100 percent of the medical coverage costs for employees who retired prior to 1989. The medical inflation assumption in the table above applies to the benefit obligations for pre-1989 retirees only. This inflation assumption was estimated at ten percent in 1995 and decreases one percent per year until 1997 and one-half of one percent per year until 2003, at which time the annual increase is projected to be five percent. A one percent increase in these assumptions would change the accumulated postretirement benefit obligation by approximately $1 million and $1.1 million for the years ended December 31, 1994 and 1993, respectively. The 1995 and 1994 annual benefit cost would increase $90,000 and $160,000, respectively.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 14 -- INCOME TAXES

     The Company adopted SFAS No. 109, "Accounting for Income Taxes," in January 1993. That statement requires the use of the asset and liability approach for financial reporting of income taxes. As permitted under SFAS No. 109, the prior year's (1992) financial statements were not restated. The cumulative effect of this change in accounting method was an increase in net income of $3 million, which was reported in the year of adoption.

     Income tax expense (benefit) consists of the following (thousands of dollars):

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1994        1993        1992
                                                            -------     -------     -------
    Current:
      Federal.............................................  $19,100     $  (402)    $13,879
      State...............................................    2,110         700       1,982
                                                            -------     -------     -------
                                                             21,210         298      15,861
                                                            -------     -------     -------
    Deferred:
      Federal.............................................   (3,444)     10,128      (1,350)
      State...............................................      (44)        833         (38)
                                                            -------     -------     -------
                                                             (3,488)     10,961      (1,388)
                                                            -------     -------     -------
              Total income tax expense....................  $17,722     $11,259     $14,473
                                                            =======     =======     =======

     Deferred income tax expense (benefit) consists of the following significant components (thousands of dollars):

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1994        1993        1992
                                                            -------     -------     -------
    Deferred federal and state:
      Real estate/loan loss provisions....................  $   345     $11,912     $(5,667)
      Property-related items..............................    2,021         552         393
      Energy cost adjustments.............................   (5,531)      3,804        (132)
      Loan fees and discounted interest...................      976         425      (1,030)
      Unearned revenues...................................       --        (865)         --
      Self insurance......................................    1,161        (691)        444
      CMO.................................................      473         827        (544)
      Customer refunds....................................       --          --       5,275
      All other deferred..................................   (2,057)     (4,154)        706
                                                            -------     -------     -------
              Total deferred federal and state............   (2,612)     11,810        (555)
                                                            -------     -------     -------
    Deferred investment tax credit, net...................     (876)       (849)       (833)
                                                            -------     -------     -------
              Total deferred income tax expense
                (benefit).................................  $(3,488)    $10,961     $(1,388)
                                                            =======     =======     =======

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 14 -- INCOME TAXES -- (CONTINUED)

     The consolidated effective income tax rate for the period ended December 31, 1994 and the two prior periods differs from the federal statutory income tax rate. The sources of these differences and the effect of each are summarized as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                                 --------------------------
                                                                 1994       1993       1992
                                                                 ----       ----       ----
    Federal statutory income tax rate..........................  35.0%      35.0%      34.0%
      Net state tax liability..................................   2.7        3.9        5.8
      Property-related items...................................   1.8        4.8        4.0
      Bad debt deduction.......................................    --         --       (7.7)
      Purchase accounting adjustments..........................    --         --       (0.3)
      Goodwill amortization....................................   3.1       14.6        4.4
      Provision for estimated loan loss........................    --         --       14.9
      Tax credits..............................................  (2.0)      (3.6)      (2.7)
      Tax exempt interest......................................    --       (0.7)      (0.3)
      Effect of Internal Revenue Service examination...........    --       (4.8)        --
      All other differences....................................  (0.3)      (1.5)      (7.1)
                                                                 ----       ----       ----
    Consolidated effective income tax rate.....................  40.3%      47.7%      45.0%
                                                                 ====       ====       ====

     Deferred tax assets and liabilities consist of the following (thousands of dollars):

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1994         1993
                                                                 --------     --------
        Deferred tax assets:
          Deferred income taxes for future amortization of
             ITC...............................................  $ 13,784     $ 14,312
          Allowance for estimated loan losses..................     6,198        5,785
          Real estate held for sale............................     5,267        4,865
          Employee benefits....................................     2,813        3,699
          Securities available for sale........................     5,098           --
          Other................................................     8,561        5,974
          Valuation allowance..................................        --           --
                                                                 --------     --------
                                                                   41,721       34,635
                                                                 --------     --------
        Deferred tax liabilities:
          Property-related items, including accelerated
             depreciation......................................    96,089       90,652
          Property-related items previously flowed-through.....    28,775       31,083
          Unamortized ITC......................................    20,741       22,992
          Regulatory balancing accounts........................     9,048       20,218
          Securities available for sale........................        --        4,717
          Loan fees............................................     5,188        2,933
          Debt-related costs...................................     4,941        4,396
          Other................................................    10,470        9,202
                                                                 --------     --------
                                                                  175,252      186,193
                                                                 --------     --------
        Net deferred tax liabilities...........................  $133,531     $151,558
                                                                 ========     ========

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 14 -- INCOME TAXES -- (CONTINUED)

     Prior to 1981, federal income tax expense for the gas segment was reduced to reflect additional depreciation and other deductions claimed for income tax purposes (flow-through method). Subsequently, deferred taxes have been provided for all differences between book and taxable income (normalization method) in all jurisdictions. The various utility regulatory authorities have consistently allowed the recovery of previously flowed-through income tax benefits on property related items by means of increased federal income tax expense in determining cost of service for ratemaking purposes. Pursuant to SFAS No. 109, a deferred tax liability and corresponding regulatory asset of approximately $28.8 million are included in the financial statements at December 31, 1994 to reflect the expected recovery of income tax benefits previously flowed-through.

     For regulatory and financial reporting purposes, the Company has deferred recognition of investment tax credits (ITC) by amortizing the benefit over the depreciable lives of the related properties. Pursuant to SFAS No. 109, a deferred tax asset and corresponding regulatory liability of approximately $13.8 million are included in the financial statements at December 31, 1994 to reflect the Company's expected reduction to future income tax expense that will result from the amortization of ITC through utility rates.

     Under the Internal Revenue Code, the Bank is allowed a special bad debt deduction (unrelated to the amount of losses charged to earnings) based on a percentage of taxable income (currently eight percent). Under SFAS No. 109, no deferred taxes are provided on bad debt reserves arising prior to December 31, 1987, unless it becomes apparent that these differences will reverse in the foreseeable future. At December 31, 1994, the portion of tax bad debt reserves not expected to reverse is $14.3 million, which results in a retained earnings benefit of $5 million, recognized in years prior to 1988.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 15 -- SEGMENT INFORMATION

     The financial information pertaining to the Company's gas and financial services segments for each of the three years in the period ended December 31, 1994, is as follows (thousands of dollars):

                                                                       1994
                                                     ----------------------------------------
                                                        GAS         FINANCIAL
                                                     OPERATIONS      SERVICES        TOTAL
                                                     ----------     ----------     ----------
    Revenues.......................................  $  599,553     $  128,616     $  728,169
    Operating expenses excluding income taxes......     510,863        114,552        625,415
                                                     ----------     ----------     ----------
    Operating income...............................  $   88,690     $   14,064     $  102,754
                                                     ==========     ==========     ==========
    Depreciation, depletion and amortization.......  $   57,284     $    7,779     $   65,063
                                                     ==========     ==========     ==========
    Construction expenditures......................  $  141,390     $    3,252     $  144,642
                                                     ==========     ==========     ==========
    Identifiable assets............................  $1,277,727     $1,816,321     $3,094,048*
                                                     ==========     ==========     ==========

                                                                       1993
                                                     ----------------------------------------
                                                        GAS         FINANCIAL
                                                     OPERATIONS      SERVICES        TOTAL
                                                     ----------     ----------     ----------
    Revenues.......................................  $  539,105     $  150,736     $  689,841
    Operating expenses excluding income taxes......     461,423        140,840        602,263
                                                     ----------     ----------     ----------
    Operating income...............................  $   77,682     $    9,896     $   87,578
                                                     ==========     ==========     ==========
    Depreciation, depletion and amortization.......  $   55,088     $    8,495     $   63,583
                                                     ==========     ==========     ==========
    Construction expenditures......................  $  113,903     $    1,521     $  115,424
                                                     ==========     ==========     ==========
    Identifiable assets............................  $1,194,679     $1,751,419     $2,946,098*
                                                     ==========     ==========     ==========

                                                                       1992
                                                     ----------------------------------------
                                                        GAS         FINANCIAL
                                                     OPERATIONS      SERVICES        TOTAL
                                                     ----------     ----------     ----------
    Revenues.......................................  $  534,390     $  184,093     $  718,483
    Operating expenses excluding income taxes......     448,815        193,820        642,635
                                                     ----------     ----------     ----------
    Operating income (loss)........................  $   85,575     $   (9,727)    $   75,848
                                                     ==========     ==========     ==========
    Depreciation, depletion and amortization.......  $   52,277     $    8,391     $   60,668
                                                     ==========     ==========     ==========
    Construction expenditures......................  $  102,517     $    3,078     $  105,595
                                                     ==========     ==========     ==========
    Identifiable assets............................  $1,103,794     $2,237,734     $3,341,528
                                                     ==========     ==========     ==========

- ---------------

* Combined assets of the business segments do not equal consolidated assets as certain reclassifications were made during consolidation.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 16 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                     CONSOLIDATED QUARTERLY FINANCIAL DATA

                                                                 QUARTER ENDED:
                                                ------------------------------------------------
                                                MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                --------   --------   ------------   -----------
                                                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
    1994
    Operating revenues........................  $239,155   $140,177     $124,295       $224,542
    Operating income (loss)...................    51,454       (327)      (4,699)        56,326
    Net income (loss).........................    22,710     (9,781)     (11,165)        24,537
    Net income (loss) applicable to common
      stock...................................    22,571     (9,919)     (11,303)        24,442
    Earnings (loss) per common share*.........      1.07       (.47)        (.54)          1.15

    1993
    Operating revenues........................  $220,561   $137,971     $126,244       $205,065
    Operating income (loss)...................    35,937     (5,401)        (257)        57,299
    Net income (loss) before cumulative effect
      of accounting change....................    14,081    (13,072)      (7,344)        18,696
    Net income (loss).........................    17,126    (13,072)      (7,344)        18,696
    Net income (loss) applicable to common
      stock...................................    16,920    (13,275)      (7,538)        18,558
    Earnings (loss) per share before
      cumulative effect of accounting
      change..................................       .67       (.64)        (.37)           .90
    Earnings (loss) per common share*.........       .82       (.64)        (.37)           .90

    1992
    Operating revenues........................  $240,646   $144,291     $125,229       $208,317
    Operating income (loss)...................    36,868     (5,107)      (5,628)        49,715
    Net income (loss).........................    14,808    (10,447)     (11,395)        24,695
    Net income (loss) applicable to common
      stock...................................    14,535    (10,718)     (11,656)        24,449
    Earnings (loss) per common share*.........       .71       (.52)        (.57)          1.19

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

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 16 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                         BANK QUARTERLY FINANCIAL DATA

                                                                  QUARTER ENDED:
                                                  -----------------------------------------------
                                                  MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                  --------   -------   ------------   -----------
                                                              (THOUSANDS OF DOLLARS)
    1994
    Interest income.............................  $28,045    $29,124      $29,894       $31,371
    Interest expense............................   14,049     14,200       14,867        16,674
    Provision for estimated losses..............    1,848      1,908        1,498         2,139
    Net income..................................    2,189      2,176        1,977         1,331

    1993
    Interest income.............................  $35,997    $34,976      $31,881       $29,471
    Interest expense............................   22,240     20,906       17,267        14,663
    Provision for estimated losses..............    1,361      1,397        2,782         1,682
    Net income (loss) before cumulative effect
      of accounting change......................      609     (4,717)       5,341         2,318
    Net income (loss)...........................    3,654     (4,717)       5,341         2,318

    1992
    Interest income.............................  $47,552    $44,910      $37,818       $35,398
    Interest expense............................   33,041     30,933       25,315        22,628
    Provision for estimated losses..............   14,277      8,625        5,240         4,296
    Net income (loss)...........................   (4,897)    (3,890)      (1,557)          526

NOTE 17 -- INTEREST RATE RISK MANAGEMENT

     The Bank is exposed to interest rate risk (IRR) resulting from (a) timing differences in the maturity and/or repricing of the Bank's assets, liabilities, and off-balance sheet contracts; (b) the exercise of options embedded in the Bank's financial instruments and accounts, such as prepayments of loans before scheduled maturity, caps on the amounts of interest rate movement permitted for adjustable-rate loans, and withdrawals of funds on deposit with and without stated terms to maturity; and (c) differences in the behavior of lending and funding rates, referred to as basis risk. The role of the Bank's asset/liability management function is to prevent the erosion of the Bank's earnings and equity capital due to interest rate fluctuations. Changes in the Bank's IRR exposure affect the current market values of the Bank's loan, debt securities, deposit and borrowing portfolios, as well as the Bank's future earnings. The level of IRR exposure can also adversely affect the Bank's regulatory capital.

     The Bank's Board of Directors (BOD) has established certain guidelines to manage the exposure of the Bank's net interest income, net income, and net portfolio value (NPV) to interest rate fluctuations. NPV represents a theoretical estimate of the market value of the Bank's stockholder's equity, calculated as the net present value of expected cash flows from financial assets and liabilities, plus the book values of all non-financial assets and liabilities. The guidelines include limits on overall IRR exposure, methods of accountability and specific reports to be provided to the BOD by management for periodic review, and established acceptable activities and instruments to manage IRR.

     The Bank maintains an IRR simulation model which enables the Bank to measure IRR exposure using various assumptions and interest rate scenarios, and to incorporate alternative strategies for the reduction of IRR exposure. The Bank measures its IRR using several methods to provide a comprehensive view of its IRR from various perspectives. These methods include projection of current NPV and future periods' net interest

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 17 -- INTEREST RATE RISK MANAGEMENT -- (CONTINUED) income after rapid and sustained interest rate movements, static analysis of repricing and maturity mismatches, or gaps, between assets and liabilities, and analysis of the size and sources of basis risk.

     Using the Bank's IRR simulation model, the following table presents management's estimate of the Bank's NPV after a hypothetical, instantaneous 200 basis points (bp) change in the market interest rates at December 31, 1994 and 1993 (thousands of dollars):

  CHANGE IN          ESTIMATED NPV         ESTIMATED NPV
INTEREST RATES     DECEMBER 31, 1994     DECEMBER 31, 1993
- --------------     -----------------     -----------------
    +200 bp            $ 102,192             $ 113,128
       0               $ 143,020             $ 132,827
    -200 bp            $ 155,585             $ 123,742

     As shown above, the Bank's estimated NPV increased from December 31, 1993 to December 31, 1994 by $10.2 million and $31.8 million under assumed changes in market interest rates of zero bp and -200 bp, respectively. Over the same period, however, the Bank's estimated NPV declined by $10.9 million under an assumed change in market rates of +200 bp.

     During 1994, market interest rates generally increased. Although the Bank's estimated NPV had been expected to decline in a rising rate environment in IRR simulations run as of December 31, 1993, the opposite actually occurred as a result of actions taken by management. During 1994, the intangible value of the Bank's core deposits increased as the Bank was able to lag increases in the interest rates it pays on such deposits relative to increases in market interest rates. During 1994, management also acted to acquire long-term deposits and borrowings at historically low interest rates, and implemented several off-balance sheet hedges to effectively convert certain fixed-rate loans to adjustable-rate loans. These actions had a net effect of outweighing other declines in the estimated market values of the Bank's assets, resulting in a net increase in the Bank's estimated NPV as of December 31, 1994. These actions also benefited the Bank's net interest margin and resulted in an increase in the net yield of the Bank's interest-earning assets from 3.15 percent in 1993 to 3.69 percent in 1994.

     Management also measures the Bank's IRR using static gap analysis to further identify sources of IRR and its potential impact on net interest income. Static gap analysis measures the difference between financial assets and financial liabilities scheduled and expected to mature or reprice within a specified time period. The gap for that period is positive when repricing and maturing assets exceed repricing and maturing liabilities. The gap for that period is negative when repricing and maturing liabilities exceed repricing and maturing assets. A positive or negative cumulative gap indicates in a general way how the Bank's net interest income should respond to interest rate fluctuations. A positive cumulative gap for a period generally means that rising interest rates would be reflected sooner in financial assets than in financial costing liabilities, thereby increasing net interest income over that period. A negative cumulative gap for a period would produce an increase in net interest income over that period if interest rates declined.

     At December 31, 1994 and 1993, the Bank's cumulative one-year static gap was $(145) million and $(39.4) million, respectively, or negative eight percent and negative two percent of financial assets.

     The financial instruments approved by the BOD to manage the Bank's IRR exposure in its balance sheet include the Bank's debt security portfolio, interest rate swaps, interest rate caps, interest rate collars, interest rate futures, and put and call options. These financial instruments provide effective methods of reducing the impact of changes in interest rates on the market values of and earnings provided by the Bank's assets and liabilities. The Bank also actively manages its retail and wholesale funding sources to minimize its cost of funds and provide stable funding sources for its loan and investment portfolios. Management's use of particular financial instruments is based on a complete analysis of current IRR exposure and the projected effect of any

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 17 -- INTEREST RATE RISK MANAGEMENT -- (CONTINUED)

proposed strategy. In addition, to manage the IRR exposure associated with the Bank's held for sale loan portfolio, the Bank utilizes forward sale commitments.

     At December 31, 1994 and 1993, the Bank utilized interest rate swap agreements as a hedge to convert permanent fixed-rate loans into adjustable-rate loans. The agreements require the Bank to make fixed-rate payments and in turn, the Bank receives floating interest payments based on the six month LIBOR.

     The following table presents the notional amount of interest rate swaps outstanding, unrealized gains and losses of the swaps, the weighted average interest rates payable and receivable, and the remaining term (thousands of dollars).

    DECEMBER 31, 1994

                                 FIXED RATE     VARIABLE RATE      NOTIONAL      UNREALIZED     UNREALIZED
      MATURITY                      PAID          RECEIVED          AMOUNT          GAIN           LOSS
      --------                   ----------     -------------      --------      ----------     ----------
    1 - 3 Years................     6.70%            5.56%          $21,400       $  652          $
    3 - 5 Years................     7.22             5.66            26,150          833            --
    5 - 10 Years...............     6.88             5.76            24,900        1,506            (5)
                                    ----             ----           -------       ------          ----
                                    6.95%            5.66%          $72,450       $2,991          $ (5)
                                    ====             ====           =======       ======          ====

    DECEMBER 31, 1993

                                 FIXED RATE     VARIABLE RATE     NOTIONAL      UNREALIZED     UNREALIZED
      MATURITY                      PAID          RECEIVED         AMOUNT          GAIN           LOSS
      --------                   ----------     -------------     --------      ----------     ----------
    5 - 10 Years...............     5.45%            3.55%          $7,500        $  169          $ --
                                    ====             ====           =======       ======          ====

     The notional amount of interest rate swaps do not represent amounts exchanged by the parties and, thus, are not a measure of the Bank's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the interest rates.

     The Bank is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. The Bank deals only with highly rated broker/dealers. The current credit exposure of derivatives is represented by the fair value of contracts with a positive fair value (unrealized gain) at the reporting date.

     During 1992, in conjunction with the restructuring of the Bank's balance sheet and the sale of long-term fixed-rate assets, $300 million (notional amount) of interest rate swaps hedging such assets were canceled at a cost of $14.1 million, which is included as an expense in the accompanying Consolidated Statements of Income. In addition, $35 million (notional amount) of interest rate swaps matured during 1992. No interest rate swaps matured or were terminated during 1993 and 1994. The interest rate swap agreements at December 31, 1994 are collateralized with MBS with a fair value of $2.7 million. The net expense on interest rate swaps of $485,000, $24,000 and $4.8 million in 1994, 1993 and 1992, respectively, are included in interest expense as a cost of hedging activities in the accompanying Consolidated Statements of Income.

     The Bank is also exposed to IRR through the issuance of fixed-rate loan commitments and builder loan commitments. Fixed-rate loan commitments represent firm commitments to originate loans secured by real estate to specific borrowers at a specified rate of interest. Builder commitments represent agreements to home builders for the Bank to provide loans secured by real estate to unspecified qualified customers of the builder at interest rates not to exceed specified levels. Fixed-rate loan commitments generally expire in 30 to 60 days and builder commitments generally expire within 6 to 12 months. The Bank generally receives a fee for both of these types of commitments. Many of the commitments are expected to expire without fully being drawn upon and therefore, the total commitments do not necessarily represent future cash requirements.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 17 -- INTEREST RATE RISK MANAGEMENT -- (CONTINUED)

     The Bank hedges IRR on fixed-rate loan commitments expected to be sold in the secondary market and the inventory of loans held for sale through a combination of commitments from permanent investors, optional delivery commitments, and mandatory forward contracts. Outstanding firm commitments to sell loans represent agreements to sell loans to a third party at a specified price on a specified date. These commitments are used to hedge loans for sale and to hedge outstanding commitments to originate loans. Outstanding master commitments to sell loans represent agreements to sell a stated volume of loans to a third party within a specified period of time without regard to price. Master commitments are entered in order to ensure availability of a buyer for loans meeting specified underwriting criteria and to maximize the sales price at the time a firm commitment is executed. Related hedging gains and losses are recognized at the time gains and losses are recognized on the related loans. See
Note 2 for commitments outstanding and their estimated fair value.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders,
Southwest Gas Corporation:

     We have audited the accompanying consolidated statements of financial position of Southwest Gas Corporation (a California corporation, hereinafter referred to as the Company) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

     As discussed in notes 1, 13 and 14 of the notes to consolidated financial statements, and as required by generally accepted accounting principles, the Company changed its methods of accounting for investments in certain debt and equity securities, postretirement benefits other than pensions and income taxes in 1993.

                                          ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 8, 1995

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors. Information with respect to Directors is set forth under the heading "Election of Directors" in the Company's definitive Proxy Statement dated March 1995, which by this reference is incorporated herein.

     (b) Identification of Executive Officers. The name, age, position and period position held during the last five years for each of the Executive Officers of the Company are as follows:

                                                                                       PERIOD
                                                                                      POSITION
       NAME         AGE                           POSITION                              HELD
       ----         ---                           --------                            --------
Michael O. Maffie   47      President and Chief Executive Officer                   1993-Present
                            President and Chief Operating Officer                   1990-1993
Dan J. Cheever      39      President and Chief Executive Officer/PriMerit Bank     1992-Present
                            President and Chief Operating Officer/PriMerit Bank     1991-1992
                            Executive Vice President and Chief Financial
                               Officer/PriMerit Bank                                1990-1991
George C. Biehl     47      Senior Vice President and Chief Financial Officer       1990-Present
James F. Lowman     48      Senior Vice President/Central Arizona Division          1990-Present
Dudley J. Sondeno   42      Senior Vice President/Staff Operations                  1993-Present
                            Vice President/Engineering and Operations Support       1990-1993
L. Keith Stewart    54      Senior Vice President/Operations                        1993-Present
                            Senior Vice President/Southern Arizona Division         1992-1993
                            Senior Vice President/Nevada-California Region          1990-1992
Thomas J. Trimble   63      Senior Vice President, General Counsel and
                               Corporate Secretary                                  1990-Present

     (c) Identification of Certain Significant Employees.

         None.

     (d) Family Relationships. None of the Company's Directors or Executive Officers are related to any other either by blood, marriage or adoption.

     (e) Business Experience. Information with respect to Directors is set forth under the heading "Election of Directors" in the Company's definitive Proxy Statement dated March 1995, which by this reference is incorporated herein. All Executive Officers have held responsible positions with the Company for at least five years as described in (b) above.

     (f) Involvement in Certain Legal Proceedings.

         None.

     (g) Item 405 Review. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC) and the New York Stock Exchange. Officers, directors and beneficial owners of more than ten percent of any class of equity securities are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         The Company has adopted procedures to assist its directors and executive officers in complying with Section 16(a) of the Securities and Exchange Act of 1934, which includes assisting in the preparation of forms for filing. For 1994, all the required reports were filed timely. In addition, amended Form 5s for 1992 and 1993 were filed for Lloyd T. Dyer to reflect dividend reinvestment plan holdings that, through an oversight, were omitted from the original Form 5 filings.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation is set forth under the heading "Executive Compensation and Benefits" in the Company's definitive Proxy Statement dated March 1995, which by this reference is incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Not applicable.

     (b) Information with respect to security ownership of management is set forth under the heading "Securities Ownership by Nominees and Executive Officers" in the Company's definitive Proxy Statement dated March 1995, which by this reference is incorporated herein.

     (c) Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is set forth under the heading "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement dated March 1995, which by this reference is incorporated herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report on Form 10-K:

         (1) The following are included in Part II, Item 8 of this form:

                                                                                        PAGES
                                                                                        -----
             Consolidated statements of financial position.............................    50
             Consolidated statements of income.........................................    51
             Consolidated statements of cash flows.....................................    52
             Consolidated statements of stockholders' equity...........................    53
             Notes to consolidated financial statements................................    54
             Report of independent public accountants..................................    88

         (2) None

         (3) See list of exhibits.

     (b) Reports on Form 8-K

         The Company filed a Form 8-K, dated February 9, 1995, reporting summary financial information for the year ended December 31, 1994.

     (c) See Exhibits.

                                LIST OF EXHIBITS

     EXHIBIT
      NUMBER                               DESCRIPTION OF DOCUMENT
     -------                               -----------------------
     2.01        Not applicable.
     3.01(3)     Restated Articles of Incorporation, as amended.
     3.02(12)    Amended Bylaws of Southwest Gas Corporation.
     4.01(1)     Certificate of Determination establishing Cumulative Preferred Stock, 9.5%
                 Dividend Series, effective December 11, 1979.
     4.02(4)     Indenture between the Company and Bank of America National Trust and Savings
                 Association, as successor by merger to Security Pacific National Bank as
                 Trustee, dated August 1, 1986, with respect to the Company's 9% Series A and
                 Series B and 8 3/4% Series C Debentures.
     4.03(5)     First Supplemental Indenture of the Company to Bank of America National
                 Trust and Savings Association, as successor by merger to Security Pacific
                 National Bank as Trustee, dated as of October 1, 1986, supplementing and amending the Indenture dated as of August 1, 1986, with respect to the
                 Company's 9% Debentures, Series A, due 2011.
     4.04(5)     Second Supplemental Indenture of the Company to Bank of America National
                 Trust and Savings Association, as successor by merger to Security Pacific
                 National Bank as Trustee, dated as of November 1, 1986, supplementing and amending the Indenture dated as of August 1, 1986, with respect to the
                 Company's 9% Debentures, Series B, due 2011.
     4.05(6)     Third Supplemental Indenture of the Company to Bank of America National
                 Trust and Savings Association, as successor by merger to Security Pacific
                 National Bank as Trustee, dated as of December 1, 1986, supplementing and amending the Indenture dated as of August 1, 1986, with respect to the
                 Company's 8 3/4% Debentures, Series C, due 2011.
     4.06(6)     Fourth Supplemental Indenture of the Company to Bank of America National
                 Trust and Savings Association, as successor by merger to Security Pacific
                 National Bank as Trustee, dated as of February 1, 1987, supplementing and amending the Indenture dated as of August 1, 1986, with respect to the
                 Company's 10% Debentures, Series D, due 2017.
     4.07(7)     Fifth Supplemental Indenture of the Company to Bank of America National
                 Trust and Savings Association, as successor by merger to Security Pacific
                 National Bank as Trustee, dated as of August 1, 1988, supplementing and amending the Indenture dated as of August 1, 1986, with respect to the
                 Company's 9 3/8% Debentures, Series E, due 2013.
     4.08(8)     Sixth Supplemental Indenture of the Company to Bank of America National
                 Trust and Savings Association, as successor by merger to Security Pacific
                 National Bank as Trustee, dated as of June 16, 1992, supplementing and amending the Indenture dated as of August 1, 1986, with respect to the
                 Company's 9 3/4% Debentures, Series F, due 2002.
     4.09(9)     Indenture between Clark County, Nevada, and Bank of America Nevada as
                 Trustee, dated September 1, 1992, with respect to the issuance of
                 $130,000,000 Industrial Development Revenue Bonds (Southwest Gas
                 Corporation), $30,000,000 1992 Series A and $100,000,000 1992 Series B.
     4.10(11)    Indenture between Clark County, Nevada, and Harris Trust and Savings Bank as
                 Trustee, dated December 1, 1993, with respect to the issuance of $75,000,000
                 Industrial Development Revenue Bonds (Southwest Gas Corporation), 1993
                 Series A, due 2033.
     4.11(11)    Indenture between City of Big Bear Lake, California, and Harris Trust and
                 Savings Bank as Trustee, dated December 1, 1993, with respect to the issuance of $50,000,000 Industrial Development Revenue Bonds (Southwest Gas
                 Corporation Project), 1993 Series A, due 2028.
     4.12(13)    Form of Deposit Agreement.
     4.13(13)    Form of Depositary Receipt (attached as Exhibit A to Deposit Agreement included as Exhibit 4.12 hereto).
     4.14(13)    Form of Indenture relating to the Debt Securities.

     EXHIBIT
      NUMBER                               DESCRIPTION OF DOCUMENT
     -------                               -----------------------
     4.15        The Company hereby agrees to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by
                 Southwest Gas Corporation or its subsidiaries.
     9.01        Not applicable.
    10.01(2)     Participation Agreement among the Company and General Electric Credit
                 Corporation, Prudential Insurance Company of America, Aetna Life Insurance
                 Company, Merrill Lynch Interfunding, Bank of America through purchase of
                 Valley Bank of Nevada, Bankers Trust Company and First Interstate Bank of
                 Nevada, dated as of July 1, 1982.
    10.02(2)     Lease and Agreement between the Company and Spring Mountain Road Associates, dated as of June 15, 1982 and amended as of July 1, 1982.
    10.03(11)    Financing Agreement between the Company and Clark County, Nevada, dated
                 September 1, 1992.
    10.04(11)    Financing Agreement between the Company and Clark County, Nevada, dated as of December 1, 1993.
    10.05(11)    Project Agreement between the Company and City of Big Bear Lake, California, dated as of December 1, 1993.
    10.06(12)    Southwest Gas Corporation Executive Deferral Plan, amended and restated May
                 10, 1994.
    10.07(10)    Southwest Gas Corporation Directors Deferral Plan, as amended October 29,
                 1992.
    10.08(11)    Southwest Gas Corporation Board of Directors Retirement Plan, amended and restated effective October 1, 1993.
    10.09(12)    Southwest Gas Corporation Management Incentive Plan, amended and restated
                 May 10, 1994.
    10.10(12)    Southwest Gas Corporation Supplemental Retirement Plan, amended and restated
                 as of May 10, 1994.
    10.11(11)    Agreements between PriMerit Bank and World Savings and Loan Association regarding sale of Arizona assets and assumption of related liabilities.
    10.12        Management Contract with PriMerit Bank officer.
    10.13        $200 million Credit Agreement between the Company, Union Bank of
                 Switzerland, et al., dated as of January 27, 1995.
    11.01        Not applicable.
    12.01        Not applicable.
    13.01        Not applicable.
    16.01        Not applicable.
    18.01        Not applicable.
    21.01        List of subsidiaries of Southwest Gas Corporation.
    22.01        Not applicable.
    23.01        Consent of Arthur Andersen LLP, Independent Public Accountants.
    24.01        Not applicable.
    27.01        Financial Data Schedule (filed electronically only).
    28.01        Not applicable.
    99.01        PriMerit Bank 1994 Financial Statement Package.

- ---------------

 (1) Incorporated herein by reference to the Company's Registration Statement on Form S-16, No. 2-68833.

 (2) Incorporated herein by reference to the Company's report on Form 10-K for the year ended December 31, 1982.

 (3) Incorporated herein by reference to the Company's Registration Statement on Form S-2, No. 2-92938.

 (4) Incorporated herein by reference to the Company's Registration Statement on Form S-3, No. 33-7931.

 (5) Incorporated herein by reference to the Company's report on Form 10-K for the year ended December 31, 1986.

 (6) Incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended March 31, 1987.

 (7) Incorporated herein by reference to the Company's report on Form 8-K dated August 23, 1988.

 (8) Incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended June 30, 1992.

 (9) Incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended September 30, 1992.

(10) Incorporated herein by reference to the Company's report on Form 10-K for the year ended December 31, 1992.

(11) Incorporated herein by reference to the Company's report on Form 10-K for the year ended December 31, 1993.

(12) Incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended June 30, 1994.

(13) Incorporated herein by reference to the Company's Registration Statement on Form S-3, No. 33-55621.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOUTHWEST GAS CORPORATION

                                          By          MICHAEL O. MAFFIE
                                             ----------------------------------
                                                Michael O. Maffie, President
                                                 (Chief Executive Officer)

Date: March 6, 1995

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                 TITLE                        DATE
              ---------                                 -----                        ----
           GEORGE C. BIEHL                      Senior Vice President           March 6, 1995
   -----------------------------              (Chief Financial Officer)
          (George C. Biehl)

           EDWARD A. JANOV                          Controller                  March 6, 1995
   -----------------------------              (Chief Accounting Officer)
          (Edward A. Janov)

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                 TITLE                        DATE
              ---------                                 -----                        ----

          RALPH C. BATASTINI                           Director                 March 6, 1995
    -------------------------------
         (Ralph C. Batastini)

           MANUEL J. CORTEZ                            Director                 March 6, 1995
    -------------------------------
          (Manuel J. Cortez)

            LLOYD T. DYER                              Director                 March 6, 1995
    -------------------------------
           (Lloyd T. Dyer)

            KENNY C. GUINN                      Chairman of the Board
    -------------------------------                  of Directors               March 6, 1995
           (Kenny C. Guinn)

          THOMAS Y. HARTLEY                            Director                 March 6, 1995
    -------------------------------
         (Thomas Y. Hartley)

           MICHAEL B. JAGER                            Director                 March 6, 1995
    -------------------------------
          (Michael B. Jager)

    -------------------------------                    Director
          (Leonard R. Judd)

          JAMES R. LINCICOME                           Director                 March 6, 1995
    -------------------------------
         (James R. Lincicome)

          MICHAEL O. MAFFIE                     President and Director
    -------------------------------           (Chief Executive Officer)         March 6, 1995
         (Michael O. Maffie)

          CAROLYN M. SPARKS                            Director                 March 6, 1995
    -------------------------------
         (Carolyn M. Sparks)

           ROBERT S. SUNDT                             Director                 March 6, 1995
    -------------------------------
          (Robert S. Sundt)

                               GLOSSARY OF TERMS

401k                -- The Employees' Investment Plan
ACC                 -- Arizona Corporation Commission
AFS                 -- Available-For-Sale
ARM                 -- Adjustable-Rate Mortgages
the Bank            -- PriMerit Bank
the Board           -- Southwest Gas Corporation Board of Directors
BOD                 -- The Bank's Board of Directors
CAMEL               -- Capital, Assets, Management, Earnings and Liquidity
CMO                 -- Collateralized Mortgage Obligations
the Company         -- Southwest Gas Corporation
CPUC                -- California Public Utilities Commission
CRA                 -- Community Reinvestment Act of 1977
Credit Agreement    -- Restated and Amended Credit Agreement
El Paso             -- El Paso Natural Gas Company
FASB                -- Financial Accounting Standards Board
FDIC                -- Federal Deposit Insurance Corporation
FDICIA              -- Federal Deposit Insurance Corporation Improvement Act of 1991
FERC                -- Federal Energy Regulatory Commission
FHA                 -- Federal Housing Authority
FHLB                -- Federal Home Loan Bank
FHLMC               -- Federal Home Loan Mortgage Corporation
FIRREA              -- Financial Institutions Reform, Recovery and Enforcement Act
flex repos          -- Flexible Reverse Repurchase Agreements
FNMA                -- Federal National Mortgage Association
GAAP                -- Generally Accepted Accounting Principles
gas segment         -- Natural Gas Operations Segment
GNMA                -- Government National Mortgage Association
IDRB                -- Industrial Development Revenue Bonds
IRR                 -- Interest Rate Risk
ITC                 -- Investment Tax Credit
Kern River          -- Kern River Gas Transmission Company
LDC                 -- Local Distribution Company
LIBOR               -- London Interbank Offering Rate
LNG                 -- Liquefied Natural Gas
MBS                 -- Mortgage-Backed Securities
MD&A                -- Management's Discussion and Analysis
NOW                 -- Negotiable Order of Withdrawal
NPV                 -- Net Portfolio Value
OTS                 -- Office of Thrift Supervision
Paiute              -- Paiute Pipeline Company
Pataya              -- Pataya Gas Storage Project
PBOP                -- Postretirement Benefits Other Than Pensions
PGA                 -- Purchased Gas Adjustment
PSCN                -- Public Service Commission of Nevada
REMIC               -- Real Estate Mortgage Investment Conduits
SAIF                -- Savings Association Insurance Fund
SAM                 -- Supply Adjustment Mechanism
SEC                 -- Securities and Exchange Commission
SFAS                -- Statement of Financial Accounting Standards
SFR                 -- Single-Family Residential
SoCal               -- Southern California Gas Company
VA                  -- Veterans Administration