Form 10-Q
period 1995-03-31
SOUTHWEST GAS CORP
filed 1995-05-15
CIK 92416

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

                For the quarterly period ended March 31, 1995

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

     Common Stock, $1 Par Value 23,581,568 shares as of May 10, 1995

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Southwest Gas Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring items necessary for a fair presentation of the results for the interim periods, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K.

                                     SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                  (Thousands of dollars)
                                                       (Unaudited)
                                                                              MARCH 31,        DECEMBER 31,
                                                                                1995               1994
                                                                            ------------       ------------

                    ASSETS
Cash and cash equivalents                                                   $    151,378       $    129,998
Debt securities available for sale                                               511,570            529,400
Debt securities held to maturity (fair value of $97,661 and $99,403)              99,772            101,880
Loans receivable, net of allowance for estimated losses of
  $18,105 and $17,659                                                            980,348            936,037
Loans receivable held for sale (fair value of $1,733 and $2,135)                   1,711              2,114
Receivables, less reserves for uncollectibles                                     71,872            105,438
Gas utility property, net of accumulated depreciation                          1,053,556          1,035,916
Other property, net of accumulated depreciation                                   36,670             35,605
Excess of cost over net assets acquired                                           64,675             65,640
Other assets                                                                     123,865            147,965
                                                                            ------------       ------------
                                                                            $  3,095,417       $  3,089,993
                                                                            ============       ============


        LIABILITIES & STOCKHOLDERS' EQUITY

Deposits                                                                    $  1,255,993       $  1,239,949
Securities sold under agreements to repurchase                                   214,674            281,935
Deferred income taxes and tax credits, net                                       128,599            133,531
Accounts payable and other accrued liabilities                                   217,749            208,691
Short-term debt                                                                   70,000             92,000
Long-term debt, including current maturities                                     844,821            790,798
                                                                            ------------       ------------
                                                                               2,731,836          2,746,904
                                                                            ------------       ------------

Preferred stock, including current maturities                                      4,000              4,000
                                                                            ------------       ------------

Common stock
  Authorized - 30,000,000 shares
  Issued and outstanding - 21,527,834 shares and 21,281,717 shares                23,158             22,912
Additional paid-in capital                                                       276,576            273,217
Unrealized loss, net of tax, on debt securities available for sale                (2,703)            (9,467)
Retained earnings                                                                 62,550             52,427
                                                                            ------------       ------------
                                                                                 359,581            339,089
                                                                            ------------       ------------
                                                                            $  3,095,417       $  3,089,993
                                                                            ============       ============

                       The accompanying notes are an integral part of these statements.


                                  SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (In thousands, except per share amounts)
                                                   (Unaudited)
                                                        THREE MONTHS ENDED            TWELVE MONTHS ENDED
                                                            MARCH 31,                      MARCH 31,
                                                    ---------------------------   ---------------------------
                                                        1995           1994           1995           1994
                                                    ------------   ------------   ------------   ------------
Operating revenues:
        Gas operating revenues                      $    203,521   $    207,369   $    595,492   $    564,025
        Financial services interest income                33,211         28,045        123,600        124,373
        Other                                              2,156          3,741          8,597         20,037
                                                    ------------   ------------   ------------   ------------
                                                         238,888        239,155        727,689        708,435
                                                    ------------   ------------   ------------   ------------
Operating expenses:
        Net cost of gas purchased                         98,906         96,996        251,833        222,547
        Financial services interest expense, net          18,429         14,049         64,170         66,885
        Operating expense                                 43,568         41,231        172,118        165,626
        Maintenance expense                                7,892          6,739         31,351         28,448
        Provision for estimated credit losses              1,710          1,848          7,255          7,709
        Depreciation, depletion and amortization          17,064         16,062         66,032         63,895
        Taxes other than income taxes                      6,887          6,495         26,138         24,795
        Other                                              4,491          4,281         17,615         25,435
                                                    ------------   ------------   ------------   ------------
                                                         198,947        187,701        636,512        605,340
                                                    ------------   ------------   ------------   ------------
Operating income                                          39,941         51,454         91,177        103,095
                                                    ------------   ------------   ------------   ------------
Other income and (expenses):
        Net interest deductions                          (15,731)       (13,615)       (59,451)       (51,226)
        Other income (deductions), net                       147           (218)          (966)       (14,569)
                                                    ------------   ------------   ------------   ------------
                                                         (15,584)       (13,833)       (60,417)       (65,795)
                                                    ------------   ------------   ------------   ------------
Income before income taxes                                24,357         37,621         30,760         37,300
Income taxes                                               9,712         14,911         12,523         16,310
                                                    ------------   ------------   ------------   ------------
Net income                                                14,645         22,710         18,237         20,990
Preferred/preference stock
  dividend requirements                                       95            139            467            674
                                                    ------------   ------------   ------------   ------------
Net income applicable to common stock               $     14,550   $     22,571   $     17,770   $     20,316
                                                    ============   ============   ============   ============

Earnings per share of common stock                  $       0.68   $       1.07   $       0.84   $       0.98
                                                    ============   ============   ============   ============
Dividends paid per share of common stock            $      0.205   $      0.195   $       0.81   $       0.76
                                                    ============   ============   ============   ============
Average number of common
        shares outstanding                                21,396         21,023         21,170         20,833
                                                    ============   ============   ============   ============

                       The accompanying notes are an integral part of these statements.


                                       SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Thousands of dollars)
                                                     (Unaudited)
                                                                     THREE MONTHS ENDED            TWELVE MONTHS ENDED
                                                                          MARCH 31,                     MARCH 31,
                                                                 ---------------------------   ---------------------------
                                                                     1995           1994           1995           1994
                                                                 ------------   ------------   ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income                                                      $     14,645   $     22,710   $     18,237   $     20,990
 Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation, depletion and amortization                             17,064         16,062         66,032         63,895
  Provision for estimated losses                                        1,710          1,848          7,255          7,709
  Change in unrecovered purchased gas costs                            21,432         (1,425)        31,871        (26,232)
  Change in deferred income taxes                                      (8,577)           444        (17,233)        11,607
  Change in deferred charges and credits                                3,342         (2,155)         4,525          9,000
  Change in noncash working capital                                    39,660         40,773         12,040          2,465
  Other                                                                  (713)        (1,715)         2,226          9,852
                                                                 ------------   ------------   ------------   ------------
  Net cash provided by operating activities                            88,563         76,542        124,953         99,286
                                                                 ------------   ------------   ------------   ------------
CASH FLOW FROM INVESTING ACTIVITIES:
 Construction expenditures                                            (34,829)       (30,866)      (148,552)      (121,570)
 Loan originations, net of repayments                                 (47,078)       (61,567)      (140,535)      (220,985)
 Sales of loans and loan servicing rights                               3,850         17,921         32,019         78,367
 Purchases of debt securities                                              --        (50,987)      (245,362)       (96,875)
 Proceeds from sales of debt securities                                    --          3,559          1,515        352,347
 Maturities and repayments of debt securities                          29,893         71,905        249,735        298,857
 Proceeds from sales of real estate acquired through foreclosure        2,860             19          6,889         22,460
 Proceeds from sale of Arizona assets and services                         --             --             --          6,718
 Other                                                                 (1,615)        (1,766)         3,484        (10,010)
                                                                 ------------   ------------   ------------   ------------
  Net cash provided by (used in) investing activities                 (46,919)       (51,782)      (240,807)       309,309
                                                                 ------------   ------------   ------------   ------------
CASH FLOW FROM FINANCING ACTIVITIES:
 Issuance of common stock                                               3,605            511          7,867          7,301
 Dividends paid                                                        (4,478)        (4,239)       (17,649)       (16,567)
 Issuance of long-term debt                                            57,000         11,000        150,900         97,909
 Retirement of long-term debt                                          (2,977)        (1,167)        (8,777)       (46,484)
 Issuance (repayment) of short-term debt                              (22,000)       (43,000)        27,000         43,000
 Change in deposit accounts                                            16,044         26,738         21,403        (73,521)
 Sale and assumption of Arizona deposit liabilities                        --             --             --       (320,902)
 Proceeds from repos/other borrowings                                 340,817        259,041        363,109      1,107,108
 Repayment of repos/other borrowings                                 (408,078)      (278,135)      (388,382)    (1,183,279)
 Other                                                                   (197)          (155)        (4,935)        (8,246)
                                                                 ------------   ------------   ------------   ------------
  Net cash provided by (used in) financing activities                 (20,264)       (29,406)       150,536       (393,681)
                                                                 ------------   ------------   ------------   ------------
  Net change in cash and cash equivalents                              21,380         (4,646)        34,682         14,914
 Balance at beginning of period                                       129,998        121,342        116,696        101,782
                                                                 ------------   ------------   ------------   ------------
 Balance at end of period                                        $    151,378   $    116,696   $    151,378   $    116,696
                                                                 ============   ============   ============   ============
Supplemental disclosures of cash flow information
 Cash paid during the year for:
  Interest, net of amounts capitalized                           $     24,545   $     26,441   $     67,792   $     71,768
  Income taxes, net of refunds                                          5,179         (3,650)        10,961         (1,293)

                       The accompanying notes are an integral part of these statements.


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summarized Consolidated Financial Statement Data


Summarized consolidated financial statement data for PriMerit Bank is presented below:

                                 CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                  (Thousands of dollars)
                                                        (Unaudited)

                                                                                                MARCH 31,     DECEMBER 31,
                                                                                                   1995           1994
                                                                                               ------------   ------------

             ASSETS
Cash and due from banks                                                                        $     33,991   $     35,262
Cash equivalents                                                                                     87,289         88,660
Debt securities available for sale                                                                  511,570        529,400
Debt securities held to maturity (fair value of $97,661 and $99,403)                                 99,772        101,880
Loans receivable, net of allowance for estimated credit losses
  of $18,105 and $17,659                                                                            980,348        936,037
Loans receivable held for sale (fair value of $1,733 and $2,135)                                      1,711          2,114
Real estate acquired through foreclosure                                                              3,724          7,631
Real estate held for sale or development, net of allowance for
  estimated losses of $799 and $476                                                                     369            771
FHLB stock, at cost                                                                                  17,525         17,277
Excess of cost over net assets acquired                                                              64,675         65,640
Other assets                                                                                         28,115         31,649
                                                                                               ------------   ------------
                                                                                               $  1,829,089   $  1,816,321
                                                                                               ============   ============

      LIABILITIES AND STOCKHOLDER'S EQUITY

Deposits                                                                                       $  1,255,993   $  1,239,949
Securities sold under agreements to repurchase                                                      214,674        281,935
Advances from FHLB                                                                                  149,400         99,400
Notes payable                                                                                         8,135          8,135
Other liabilities                                                                                    26,058         20,514
                                                                                               ------------   ------------
                                                                                                  1,654,260      1,649,933
                                                                                               ------------   ------------
Stockholder's equity:
 Common stock                                                                                            57             57
 Additional paid-in capital                                                                         160,442        160,442
 Unrealized loss, net of tax, on debt securities available for sale                                  (2,703)        (9,467)
 Retained earnings                                                                                   17,033         15,356
                                                                                               ------------   ------------
                                                                                                    174,829        166,388
                                                                                               ------------   ------------
                                                                                               $  1,829,089   $  1,816,321
                                                                                               ============   ============

                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                           (Thousands of dollars)
                                                (Unaudited)
                                                        THREE MONTHS ENDED            TWELVE MONTHS ENDED
                                                             MARCH 31,                     MARCH 31,
                                                    ---------------------------   ---------------------------
                                                        1995           1994           1995           1994
                                                    ------------   ------------   ------------   ------------
Interest income                                     $     33,211   $     28,045   $    123,600   $    124,373
Interest expense                                          18,429         14,049         64,170         66,885
                                                    ------------   ------------   ------------   ------------
 Net interest income                                      14,782         13,996         59,430         57,488
Provision for estimated credit losses                     (1,364)        (1,434)        (7,160)        (6,523)
                                                    ------------   ------------   ------------   ------------
 Net interest income after provision
   for credit losses                                      13,418         12,562         52,270         50,965
                                                    ------------   ------------   ------------   ------------
Net loss from real estate operations                        (433)          (485)          (560)        (1,232)
                                                    ------------   ------------   ------------   ------------
Gain on sale of loans                                         72            248            422          1,528
Loss on sale of loans                                         --           (156)          (195)          (213)
Net gain on sale of debt securities                           --             33              1          7,830
Gain (loss) on secondary marketing
  hedging activity                                            (4)           131            254           (246)
Loan-related fees                                            317            237          1,245            978
Deposit-related fees                                       1,850          1,495          7,143          6,480
Gain (loss) on sale of credit cards                           --          1,690             (1)         1,690
Loss on sale - Arizona branches                               --             --             --         (6,262)
Other income                                                   8            134            193          2,036
                                                    ------------   ------------   ------------   ------------
 Total noninterest income                                  2,243          3,812          9,062         13,821
                                                    ------------   ------------   ------------   ------------
General and administrative expenses                       11,151         10,988         43,672         47,295
Amortization of cost in excess of net
  assets acquired                                            965            966          3,860          3,911
                                                    ------------   ------------   ------------   ------------
 Total noninterest expense                                12,116         11,954         47,532         51,206
                                                    ------------   ------------   ------------   ------------
Income before income taxes                                 3,112          3,935         13,240         12,348
Income tax expense                                         1,434          1,746          6,079          7,217
                                                    ------------   ------------   ------------   ------------
 Net income                                         $      1,678   $      2,189   $      7,161   $      5,131
                                                    ============   ============   ============   ============
 Contribution to consolidated net
   income (a)                                       $        196   $        976   $      1,997   $        198
                                                    ============   ============   ============   ============

(a) Includes after-tax allocation of costs from parent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is comprised of two business segments; natural gas operations and financial services. The gas segment purchases, transports and distributes natural gas to residential, commercial and industrial customers in geographically diverse portions of Arizona, Nevada and California. The financial services segment consists of PriMerit Bank (the Bank), a wholly owned subsidiary, which is engaged in retail and commercial banking. The Bank's principal business is to attract deposits from the general public and make consumer and commercial loans secured by real estate and other collateral. For the twelve months ended March 31, 1995, the natural gas operations segment contributed $16.2 million and the financial services segment contributed $2 million, resulting in consolidated net income of $18.2 million.

CONSOLIDATED CAPITAL RESOURCES AND LIQUIDITY

The capital requirements and resources of the Company generally are determined independently for the natural gas operations and financial services segments. Each segment is generally responsible for securing its own financing sources.

The Company's unsecured debt is rated Baa3 by Moody's Investors Service, BBB-by Standard and Poor's Ratings Group and BB+ by Duff and Phelps Credit Rating Company.

See separate discussions of the capital resources and liquidity for each segment.

RESULTS OF CONSOLIDATED OPERATIONS

Quarterly Analysis
- ------------------
                                    Contribution to Consolidated Net Income
                                           Three Months Ended March 31,
                                    ---------------------------------------
                                              (Thousands of dollars)
                                       1995                         1994
                                    ----------                   ----------

Natural gas operations segment      $   14,449                   $   21,734
Financial services segment                 196                          976
                                    ----------                   ----------
Consolidated net income             $   14,645                   $   22,710
                                    ==========                   ==========

See separate discussions of each business segment for an analysis of these changes.

Twelve Month Analysis
- ---------------------
                                    Contribution to Consolidated Net Income
                                         Twelve Months Ended March 31,
                                    ---------------------------------------
                                            (Thousands of dollars)
                                       1995                         1994
                                    ----------                   ----------

Natural gas operations segment      $   16,240                   $   20,792
Financial services segment               1,997                          198
                                    ----------                   ----------
Consolidated net income             $   18,237                   $   20,990
                                    ==========                   ==========

See separate discussions of each business segment for an analysis of these changes.

                        NATURAL GAS OPERATIONS SEGMENT

The Company is engaged in the business of purchasing, transporting, and distributing natural gas in portions of Arizona, Nevada and California. Its service areas are geographically as well as economically diverse. The Company is the largest distributor in Arizona, selling and transporting natural gas in most of southern, central, and northwestern Arizona, including the Phoenix and Tucson metropolitan areas. The Company is also the largest distributor and transporter of natural gas in Nevada, and serves the Las Vegas metropolitan area and northern Nevada. In addition, the Company distributes and transports natural gas in portions of California, including the Lake Tahoe area in northern California and high desert and mountain areas in San Bernardino County.

The Company purchases, transports and distributes natural gas to approximately 989,000 residential, commercial and industrial customers within its three-state service territory, of which 59 percent are in Arizona, 30 percent are in Nevada, and 11 percent are in California. During the twelve months ended March 31, 1995, the Company earned 59 percent of operating margin from residential customers, 24 percent from commercial customers, and 17 percent from industrial and other customers. During this same period, the Company earned 58 percent of operating margin in Arizona, 31 percent in Nevada and 11 percent in California. This pattern is consistent with prior years and is expected to continue.

For the twelve months ended March 31, 1995, the Company's natural gas construction expenditures totaled $145 million, a 21 percent increase when compared to $120 million of additions for the same period ended a year ago. The increase is attributed to the investment in new transmission and distribution plant in Arizona, Nevada, and California to meet the demand from the Company's growing customer base.

CAPITAL RESOURCES AND LIQUIDITY

The Company currently estimates that construction expenditures for the three-year period ending December 31, 1997 will be approximately $410 million, and that debt maturities and repayments and other cash requirements are expected to approximate $15 million. It is currently estimated that cash flow from operating activities (net of dividends) will generate approximately one-half of the gas segment's total financing requirements during the three-year period ending December 31, 1997. A portion of the remaining funding requirements will be provided by $83 million of funds held in trust, at December 31, 1994, from the issuance of 1993 Clark County, Nevada, Series A and 1993 City of Big Bear Lake, California, Series A industrial development revenue bonds (IDRB).

In May 1995, the Company completed an offering of 2 million primary shares of common stock. The net proceeds from this offering, before exercise of underwriter options to purchase up to 300,000 additional shares, are estimated at $26.7 million after deducting underwriting discounts, commissions, and expenses. The proceeds will be used to repay a portion of short-term borrowings incurred to finance utility construction, and to finance construction, completion, extension or improvement of the Company's facilities located in and around the communities it serves.

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

RESULTS OF NATURAL GAS OPERATIONS

Quarterly Analysis
- ------------------
                                                        Three Months Ended
                                                            March 31,
                                                     ------------------------
                                                      (Thousands of dollars)

                                                        1995          1994
                                                     ----------    ----------
Gas operating revenues                               $  203,521    $  207,369
Net cost of gas                                          98,906        96,996
                                                     ----------    ----------
  Operating margin                                      104,615       110,373
Operations and maintenance expense                       45,867        42,435
Depreciation and amortization                            15,137        14,048
Taxes other than income taxes                             6,782         6,371
                                                     ----------    ----------
  Operating income                                       36,829        47,519
Other income (expense), net                                 147          (218)
                                                     ----------    ----------
  Income before interest and income taxes                36,976        47,301
Net interest deductions                                  15,731        13,615
Income tax expense                                        8,278        13,165
                                                     ----------    ----------
  Net income before allocation to the Bank               12,967        20,521
Carrying costs allocated to the Bank, net of tax          1,482         1,213
                                                     ----------    ----------
  Contribution to consolidated net income            $   14,449    $   21,734
                                                     ==========    ==========

Contribution to consolidated net income decreased $7.3 million, compared to the first quarter of 1994. The decrease was principally the result of lower operating margin directly attributable to significantly warmer weather throughout the Company's service territories when compared to the same period in 1994. In addition, higher operating expenses and net interest deductions were incurred as a result of the continued expansion and upgrading of the gas system to accommodate the Company's customer growth.

Operating margin declined five percent in the first quarter of 1995 when compared to the first quarter of 1994. Unseasonably warm weather in the Company's three largest operating areas, Phoenix, Las Vegas, and Tucson, resulted in weather-sensitive customers purchasing approximately 14 percent less gas than anticipated. On a weather-normalized basis, first quarter 1995 operating margin would have been approximately $14.6 million, or 14 percent, greater than actually reported, while first quarter 1994 operating margin would have been approximately $3.6 million, or 3 percent greater than actual, resulting in a weather-related decrease between periods of $11 million.

The negative impact of warmer weather on operating margin was mitigated partially by record customer growth. During the first quarter of 1995, the Company billed an average of 48,000 more customers per month than in the first quarter of 1994, resulting in approximately $5.3 million of additional operating margin.

Operations and maintenance expenses increased $3.4 million, or eight percent, reflecting increases in labor and maintenance costs along with incremental operating expenses associated with meeting the needs of the Company's growing customer base.

Depreciation expense increased $1.1 million, or eight percent, as a result of additional plant in service. Average gas plant in service increased
$110 million, or eight percent, as compared to the first quarter of 1994. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Net interest deductions increased $2.1 million, or 15 percent, over the prior period. Average debt outstanding during the current quarter increased
14 percent compared to the first quarter of 1994, and consisted of a $68 million increase in average long-term debt, net of funds held in trust, and a $25 million increase in average short-term debt. The increase in debt is attributed primarily to borrowings for construction expenditures and operating activities as well as the drawdown of IDRB funds previously held in trust. Higher interest rates on variable-rate debt also contributed to the increase in net interest deductions.

Twelve Month Analysis
- ---------------------
                                                       Twelve Months Ended
                                                            March 31,
                                                     ------------------------
                                                      (Thousands of dollars)

                                                        1995          1994
                                                     ----------    ----------
Gas operating revenues                               $  595,492    $  564,025
Net cost of gas                                         251,833       222,547
                                                     ----------    ----------
  Operating margin                                      343,659       341,478
Operations and maintenance expense                      181,631       170,916
Depreciation and amortization                            58,340        55,611
Taxes other than income taxes                            25,751        24,204
                                                     ----------    ----------
  Operating income                                       77,937        90,747
Other income (expense), net                                (966)      (14,570)
                                                     ----------    ----------
  Income before interest and income taxes                76,971        76,177
Net interest deductions                                  59,451        51,226
Income tax expense                                        6,444         9,092
                                                     ----------    ----------
  Net income before allocation to the Bank               11,076        15,859
Carrying costs allocated to the Bank, net of tax          5,164         4,933
                                                     ----------    ----------
  Contribution to consolidated net income            $   16,240    $   20,792
                                                     ==========    ==========

Contribution to consolidated net income decreased $4.6 million, or 22 percent, as compared to the corresponding twelve-month period of the prior year. Increased operating margin was offset by increased operations and maintenance expense, depreciation expense, general taxes, and net interest deductions.
The recognition of the Arizona pipe replacement program disallowances had a significant negative impact on net income for the twelve months ended
March 31, 1994 (see discussion below).

Operating margin increased $2.2 million due to continued customer growth in the Company's service areas, combined with rate relief in the Company's Arizona and California rate jurisdictions, offset by differences in heating demand between periods. The Company added approximately 48,000 customers, an increase of five percent, during the twelve-month period.

Operations and maintenance expenses increased $10.7 million, or six percent, primarily a result of general cost increases in labor and materials over the same period a year ago. These increases reflect the incremental cost of providing service to the Company's steadily growing customer base.

Depreciation expense and general taxes increased $4.3 million, or five percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $87 million, or seven percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate the number of new customers being added to the system.

Other expenses for the twelve months ended March 31, 1994, includes a $15.9 million write-off in gross plant related to the central and southern Arizona pipe replacement programs, the result of a regulatory mandate. The impact of these disallowances, net of accumulated depreciation, tax benefits and other related items, was a noncash reduction to net income of $9.3 million.

Net interest deductions increased $8.2 million, or 16 percent, during the twelve months ended March 1995 over the comparative period of the prior year. Average total debt outstanding during the period increased 12 percent compared to the corresponding period of the prior year, and consisted of a $47 million increase in average long-term debt, net of funds held in trust, and a $31 million increase in average short-term debt. The increase in debt is attributed primarily to borrowings for construction expenditures and operating activities as well as the drawdown of IDRB funds previously held in trust. Higher interest rates on variable-rate debt also contributed to the increase in net interest deductions.


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

CAPITAL RESOURCES AND LIQUIDITY

In accordance with OTS regulations, the Bank is required to maintain an average daily balance of liquid assets equal to at least five percent of its liquidity base (as defined in the OTS regulations) during the preceding calendar month. The liquidity ratio was 14 percent for the month of March 1995. The Bank maintains a ratio substantially higher than the requirement due to its increased level of transaction accounts relative to a traditional thrift. Management considers the Bank's liquidity position to be adequate. At March 31, 1995, the Bank maintained in excess of $324 million of unencumbered assets which could be borrowed against or sold to increase liquidity levels.

The Bank's deposits increased $16 million during the quarter primarily due to an increase in money market transaction accounts. During the first quarter, the Bank borrowed $50 million in the form of FHLB advances. The proceeds were used to pay down long-term reverse repurchase agreements.

FINANCIAL AND REGULATORY CAPITAL

The Bank exceeded all three adequately capitalized FDIC Improvement Act of 1991 (FDICIA) required ratios applicable at March 31, 1995, and all three fully phased-in FDICIA capital requirements which will be applicable at July 1, 1996 under current FDICIA capital standards. As required by the OTS, effective January 1995, all supervisory goodwill was excluded from regulatory capital, resulting in a decline in all three of the Bank's regulatory capital ratios. This decline was offset partially by the Bank's year-to-date net income and goodwill amortization. The Bank continues to be classified as "well capitalized" under FDICIA.

A reconciliation of stockholder's equity to the three FDICIA regulatory capital standards and the Bank's resulting ratios are set forth in the table below (thousands of dollars):

                                                       March 31, 1995                           December 31, 1994
                                           --------------------------------------    --------------------------------------
                                              Total        Tier 1        Tier 1        Total         Tier 1        Tier 1
                                           Risk-Based    Risk-Based     Leverage     Risk-Based    Risk-Based     Leverage
                                           ----------    ----------    ----------    ----------    ----------    ----------
Stockholder's equity                       $  174,829    $  174,829    $  174,829    $  166,388    $  166,388    $  166,388
Capital adjustments:
  Nonsupervisory goodwill                     (39,853)      (39,853)      (39,853)      (40,376)      (40,376)      (40,376)
  Supervisory goodwill                        (24,822)      (24,822)      (24,822)      (18,661)      (18,661)      (18,661)
  Real estate investments                        (724)           --            --        (1,325)         (194)         (194)
  Unrealized loss, net of tax, on
   debt securities available for sale           2,703         2,703         2,703         9,467         9,467         9,467
  General loan loss reserves                   11,872            --            --        11,512            --            --
                                           ----------    ----------    ----------    ----------    ----------    ----------
Regulatory capital                         $  124,005    $  112,857    $  112,857    $  127,005    $  116,624    $  116,624
                                           ==========    ==========    ==========    ==========    ==========    ==========

Regulatory capital ratio                        13.12%        11.94%         6.38%        13.88%        12.75%         6.62%
Adequately capitalized required ratio            8.00          4.00          4.00          8.00          4.00          4.00
                                           ----------    ----------    ----------    ----------    ----------    ----------

Excess                                           5.12%         7.94%         2.38%         5.88%         8.75%         2.62%
                                           ==========    ==========    ==========    ==========    ==========    ==========

Asset base                                 $  945,093    $  945,093    $1,767,912    $  914,812    $  914,812    $1,760,801
                                           ==========    ==========    ==========    ==========    ==========    ==========

At March 31, 1995 under fully phased-in FDICIA capital rules applicable at July 1, 1996, the Bank would have exceeded its fully phased-in adequately capitalized total risk-based, tier 1 risk-based, and tier 1 leverage capital requirements by $47.9 million, $74.7 million and $42 million, respectively.

The OTS has indefinitely delayed the implementation of its regulation regarding the interest rate risk (IRR) component for risk-based capital.
Based on the Bank's internal model of IRR exposure as of March 31, 1995, no capital deduction would be required if the OTS regulation had been implemented.

The Bank enters into various interest rate swaps in managing its IRR. In these swaps, the Bank agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated on an agreed-upon notional principal amount. Because the Bank's interest-earning assets tend to be long-term fixed-rate instruments while the Bank's interest-bearing liabilities tend to be shorter term or floating-rate obligations, interest rate swaps reduce the impact of market fluctuations on the Bank's net interest income.

The Bank only enters into interest rate swaps to hedge specific assets or liabilities, and not for speculative or trading purposes. Therefore, the Bank accounts for the swaps by accruing for the cash flows which are contractually receivable and payable under the agreements. These net costs are included as cost of hedging activities in the consolidated statements of income.

The Bank mitigates the credit risk associated with interest rate swaps by limiting itself to transactions with counterparties who are U.S. Government Securities dealers registered with the Securities and Exchange Commission (SEC) and are in full compliance with the SEC's Net Capital Rule for Brokers and Dealers. Additionally, the Bank's policy limits the maximum notional amount outstanding per dealer and in total.

The following table summarizes the terms of the Bank's outstanding interest rate swaps as of the dates indicated (thousands of dollars):

                                                    March 31,     December 31,
                                                      1995            1994
                                                    ---------      ---------

Notional principal                                  $  72,450      $  72,450
Weighted average remaining term (months)                   56             59
Weighted average fixed-rate payable                      6.95%          6.95%
Weighted average variable-rate receivable                6.45%          5.66%
Unrealized gains                                    $     955      $   2,991
Unrealized losses                                   $    (140)     $      (5)


RESULTS OF FINANCIAL SERVICES OPERATIONS

Quarterly Analysis
- ------------------

The Bank recorded net income of $1.7 million for the three months ended
March 31, 1995 compared to net income of $2.2 million for the same period in 1994. After-tax components of the Bank's 1995 first quarter net income were comprised of $3 million from core banking operations offset partially by $281,000 in real estate losses and $965,000 in goodwill amortization expense. After-tax components of the Bank's 1994 first quarter net income were comprised of income of $2.4 million from core banking operations, a $1.1 million gain on the sale of the Bank's credit card receivables, partially offset by a $319,000 loss from real estate, and $966,000 in goodwill amortization expense.

The following table sets forth information with respect to interest rate spread for the periods shown (thousands of dollars):

                                                                    Three Months Ended March 31,
                                           --------------------------------------------------------------------------------
                                                             1995                                     1994
                                           --------------------------------------    --------------------------------------
                                            Average                      Average      Average                      Average
                                            Balance       Interest        Yield       Balance       Interest        Yield
                                           ----------    ----------    ----------    ----------    ----------    ----------
Interest-earning assets:
  Cash equivalents                         $   83,144    $    1,258          6.05%   $   69,656    $      553          3.18%
  Debt securities held to maturity            100,619         1,823          7.25        67,776         1,101          6.50
  Debt securities available for sale          516,000         8,658          6.71       587,984         8,424          5.73
  Loans receivable                            956,954        21,247          8.88       855,184        17,815          8.33
  FHLB stock                                   17,458           225          5.16        16,621           152          3.66
                                           ----------    ----------    ----------    ----------    ----------    ----------
Total interest-earning assets              $1,674,175        33,211          7.93    $1,597,221        28,045          7.02
                                           ==========    ----------    ----------    ==========    ----------    ----------

Interest-bearing liabilities:
  Deposits                                 $1,239,028        12,404          4.06    $1,207,023        10,333          3.47
  Securities sold under
    agreements to repurchase                  261,243         4,033          6.26       256,547         2,710          4.28
  Advances from FHLB                          112,332         1,623          5.86        71,000           822          4.70
  Notes payable                                 8,135           171          8.52         8,265           154          7.56
                                           ----------    ----------    ----------    ----------    ----------    ----------
Total interest-bearing liabilities         $1,620,738        18,231          4.56    $1,542,835        14,019          3.69
                                           ==========                                ==========
Cost of hedging activities                                      198          0.05                          37          0.01
                                                         ----------    ----------                  ----------    ----------
Cost of funds                                                18,429          4.61                      14,056          3.70
                                                         ----------    ----------                  ----------    ----------
Capitalized and
  transferred interest                                           --            --                          (7)           --
                                                         ----------    ----------                  ----------    ----------
Net interest income                                      $   14,782          3.32%                 $   13,996          3.32%
                                                         ==========    ==========                  ==========    ==========
Net yield on interest-
  earning assets                                                             3.53%                                     3.51%
                                                                       ==========                                ==========

Despite an increasing interest rate environment between periods, the Bank's net interest margin remained strong due to the repricing of the Bank's adjustable-rate assets and the Bank's ability to lag increasing rates paid on deposits relative to the increasing general interest rate environment. The increase in the average loan yield is due to originations between the periods at higher rates and adjustable-rate loans repricing at higher rates. The increased yield on interest-earning assets was partially offset by a 198 basis point increase in the average wholesale borrowing rate on securities sold under agreements to repurchase, along with an increased level of long-term FHLB advances which carried a higher rate of interest than the short-term borrowings paid down.

Noninterest income declined $1.6 million in the first quarter of 1995 compared to 1994, principally due to the one time $1.7 million gain on the sale of credit card receivables recorded in 1994. The $355,000 increase in deposit-related fees during 1995 was due primarily to increases in the fees charged on these accounts. The $188,000 decrease in net gains on sale of loans and securities from secondary marketing activities resulted from lower levels of 30-year fixed-rate loan originations in the first quarter of 1995 compared to the same period in 1994.

General and administrative expenses increased slightly in the first quarter of 1995 compared to the same period in 1994, due primarily to increased marketing expenditures.

Twelve Month Analysis
- ---------------------

The Bank recorded net income of $7.2 million for the twelve months ended
March 31, 1995 compared to net income of $5.1 million for the twelve months ended March 31, 1994. After-tax components of the Bank's net income for the twelve months ended March 31, 1995 were comprised of $11.9 million from core banking operations, a gain of $166,000 from real estate operations, offset partially by $498,000 from adjustments and charge-offs related to the January 1994 sale of the Bank's credit card receivables, $527,000 of real estate litigation costs, and $3.9 million of goodwill amortization expense. After-tax components of the Bank's net income for the twelve months ended March 31, 1994 were comprised of $8.6 million from core banking operations, a $400,000 benefit recorded as a result of the 1993 change in federal income tax rates, a gain of $1.1 million on the sale of the Bank's credit card receivables, and a $780,000 gain from a legal settlement, offset by a $789,000 loss from real estate operations, a net $1.1 million loss resulting from the May 1993 sale of the Bank's Arizona branch operations and related transactions, and $3.9 million of goodwill amortization expense.

The following table sets forth information with respect to interest rate spread for the periods shown (thousands of dollars):

                                                                    Twelve Months Ended March 31,
                                           --------------------------------------------------------------------------------
                                                             1995                                     1994
                                           --------------------------------------    --------------------------------------
                                            Average                      Average      Average                      Average
                                            Balance       Interest        Yield       Balance       Interest        Yield
                                           ----------    ----------    ----------    ----------    ----------    ----------
Interest-earning assets:
  Cash equivalents                         $   59,752    $    3,137          5.25%   $   48,504    $    1,481          3.05%
  Debt securities held to maturity             81,731         5,641          6.90       148,358        10,841          7.31
  Debt securities available for sale          538,784        34,399          6.38       689,260        38,819          5.63
  Loans receivable                            912,144        79,512          8.72       815,546        72,570          8.90
  FHLB stock                                   17,126           911          5.32        16,452           662          4.02
                                           ----------    ----------    ----------    ----------    ----------    ----------
Total interest-earning assets              $1,609,537       123,600          7.68    $1,718,120       124,373          7.24
                                           ==========    ----------    ----------    ==========    ----------    ----------

Interest-bearing liabilities:
  Deposits                                 $1,237,516        46,187          3.73    $1,344,872        50,701          3.77
  Securities sold under
    agreements to repurchase                  223,794        12,347          5.52       279,953        12,062          4.31
  Advances from FHLB                           83,843         4,344          5.18        52,647         2,620          4.98
  Notes payable                                 8,171           652          7.98        11,635           931          8.00
  Unsecured senior notes                           --            --            --         7,527           551          7.32
                                           ----------    ----------    ----------    ----------    ----------    ----------
Total interest-bearing liabilities         $1,553,324        63,530          4.09    $1,696,634        66,865          3.94
                                           ==========                                ==========
Cost of hedging activities                                      646          0.04                          61            --
                                                         ----------    ----------                  ----------    ----------
Cost of funds                                                64,176          4.13                      66,926          3.94
                                                         ----------    ----------                  ----------    ----------
Capitalized and
  transferred interest                                           (6)           --                         (41)           --
                                                         ----------    ----------                  ----------    ----------
Net interest income                                      $   59,430          3.55%                 $   57,488          3.30%
                                                         ==========    ==========                  ==========    ==========
Net yield on interest-
  earning assets                                                             3.69%                                     3.35%
                                                                       ==========                                ==========

The net decrease in total debt securities was due primarily to the sale of $334 million of MBS during August 1993 to fund the sale of the Arizona-based deposit liabilities. Average deposits also declined as a result of the sale of the Arizona-based deposit liabilities.

The net loss from real estate operations of $560,000 for the twelve months ended March 31, 1995 was primarily due to litigation costs on a real estate apartment complex which the Bank built and sold in 1989. The net loss from real estate operations for the comparable period ended March 31, 1994 included $1.2 million in provisions for estimated losses on the Bank's real estate investments.

The decrease in net gains on sale of loans resulted from lower levels of 30-year fixed-rate loan originations during the twelve-month period ended March 31, 1995 compared to the same period a year ago.

Deposit-related fees increased by $663,000 due to a higher deposit fee structure and an increased level of transaction accounts subject to fee assessment. Other income for the twelve months ended March 31, 1994 included the receipt of a legal settlement.

General and administrative expenses declined $3.6 million, or eight percent, for the twelve months ended March 31, 1995 compared to the same period in 1994 due principally to the Arizona sale.

ASSET QUALITY

Loan Impairment. On January 1, 1995, the Bank adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 requires the measurement of loan impairment to be based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral on collateral-dependent loans. SFAS No. 118 allows a creditor to use existing methods for recognizing interest income on impaired loans.

Upon adoption of SFAS No. 114, $2.9 million of in-substance foreclosed assets were reclassified on the Bank's consolidated balance sheet from real estate acquired through foreclosure to loans receivable as SFAS No. 114 eliminated the in-substance designation. No other financial statement impact resulted from the Bank's adoption of SFAS No. 114.

In general, under SFAS No. 114, interest income on impaired loans will continue to be recognized by the Bank on the accrual basis of accounting unless the loan is greater than 90 days delinquent with respect to principal or interest, or the loan has been partially or fully charged-off. Interest on loans greater than 90 days delinquent is generally recognized on a cash basis. Interest income on loans which have been fully or partially charged off is generally recognized on a cost-recovery basis; that is, all proceeds from the loan payments are first applied as a reduction to principal before any income is recorded.

Interest income recognized on impaired loans during the quarter ended
March 31, 1995, consisted of $625,000 using an accrual basis of accounting and $1,000 using a cash basis of accounting. The average balance outstanding of impaired loans for the quarter was $23.8 million, while at March 31, 1995, the outstanding impaired loan balance was $23.2 million.

Nonperforming Assets. Nonperforming assets are comprised of nonaccrual assets, restructured loans and real estate acquired through foreclosure. Nonaccrual assets are those on which management believes the timely collection of interest or principal is doubtful. Assets are transferred to nonaccrual status when payments of interest or principal are 90 days past due or if, in management's opinion, the accrual of interest should be ceased sooner. There were no assets on accrual status which were over 90 days delinquent or past maturity as of March 31, 1995.

The following table summarizes nonperforming assets as of the dates indicated (thousands of dollars):

                                                   March 31,      December 31,
                                                     1995             1994
                                                  ----------       -----------
Nonaccrual loans past due 90 days or more:
  Mortgage loans:
    Construction and land                         $    1,586       $      576
    Permanent single-family residences                 4,984            5,517
    Other mortgage loans                               5,538            5,696
                                                  ----------       ----------
                                                      12,108           11,789
  Nonmortgage loans                                    1,280              904
Restructured loans                                    17,292           16,768
                                                  ----------       ----------
  Total nonperforming loans                           30,680           29,461
Real estate acquired through foreclosure               3,724            7,631
                                                  ----------       ----------
  Total nonperforming assets                      $   34,404       $   37,092
                                                  ==========       ==========
Allowance for estimated credit losses             $   18,105       $   17,659
                                                  ==========       ==========
Allowance for estimated credit losses as a
  percentage of nonperforming loans                    59.01%           59.94%
                                                  ==========       ==========
Allowance for estimated credit losses as a
  percentage of nonperforming assets                   52.62%           47.61%
                                                  ==========       ==========

Restructured loans include $13.5 million of single-family residential loan modifications made to borrowers with earthquake-related damage in California. Federal agencies encouraged financial institutions to modify loan terms for certain borrowers who were affected by the earthquake which occurred in January 1994. The terms of these modifications were generally three- to six-month payment extensions with no negative credit reporting regarding the borrower. All loans classified as restructured are performing in accordance with the terms of the restructuring.

Classified Assets. OTS regulations require the Bank to classify certain assets and establish prudent valuation allowances. Classified assets are categorized as "substandard," "doubtful" and "loss." In addition, the Bank can designate an asset as "special mention." The Bank designated $31.9 million and $32.2 million of its assets as "special mention" at March 31, 1995 and December 31, 1994, respectively. Impaired loans, as defined by SFAS No. 114, are included in substandard assets.

The following table sets forth the amounts of the Bank's classified assets and ratio of classified assets to total assets, net of allowances and charge-offs, as of the dates indicated (thousands of dollars):

                                                     March 31, 1995                December 31, 1994
                                               --------------------------      --------------------------
                                                               % of Total                      % of Total
                                                 Balance         Assets         Balance          Assets
                                               ----------      ----------      ----------      ----------
Substandard assets:
  Loans:
    Single-family residential                  $    6,006            0.33%     $    6,882            0.38%
    Consumer                                        1,591            0.09           1,297            0.07
    Commercial and multi-family mortgage           20,602            1.13          20,797            1.14
    Construction and land                           1,561            0.09             615            0.03
  Foreclosed real estate (net)                      3,724            0.20           7,631            0.42
  Real estate held for investment                   1,168            0.06           1,191            0.07
  Investment                                       20,534            1.12          21,972            1.21
Doubtful assets                                        --              --              --              --
Loss assets                                            --              --              --              --
                                               ----------      ----------      ----------      ----------
   Total                                       $   55,186            3.02%     $   60,385            3.32%
                                               ==========      ==========      ==========      ==========

Classified assets decreased $5.2 million from December 31, 1994 to March 31, 1995, primarily as a result of repayments of $1.4 million in the investment security, paydowns of $1.3 million in construction and land loans, sales of $1.1 million in foreclosed commercial real estate and $500,000 of commercial loan paydowns. Foreclosed real estate also decreased and substandard loans increased as a result of the January 1995 implementation of SFAS No. 114, whereby $2.9 million of in-substance foreclosures were reclassified from foreclosed real estate to substandard loans.

The investment classified as substandard represents a privately issued MBS collateralized by apartments, office buildings, town homes, shopping centers and day care centers located in various states along the southeastern seaboard which is supported by a credit enhancement feature. The single A credit rating of this security was withdrawn in January 1993 due to the delinquency of a large number of loans underlying the security. Based on extensive credit reviews, the Bank determined that only a portion of the underlying loans met the criteria for substandard classification. However, the entire investment is classified as substandard because the OTS does not have a policy allowing the "split rating" of a security. The Bank receives monthly payments of principal and interest on this security.

The largest substandard loan at March 31, 1995 was an $8.2 million multi-family real estate loan in Nevada. The Bank had three additional substandard loans in excess of $1 million at March 31, 1995: two hotel loans and one multi-family loan, all located in Nevada. The largest foreclosed real estate asset held by the Bank at March 31, 1995 was a $1.4 million parcel of partially developed land in California. The Bank's largest investment in real estate classified as substandard was a former Bank branch in Arizona with a current book value of $838,000.

The geographic concentration of the Bank's classified assets at March 31, 1995 was 46 percent in Nevada, 37 percent in the southeastern seaboard states, 13 percent in California and 4 percent in Arizona.

It is the Bank's practice to charge off all assets or portions thereof which it considers to be "loss." As a result, none of the Bank's assets, net of charge-offs, were classified as "loss" at March 31, 1995.

The following tables set forth the Bank's charge-off experience for loans receivable and real estate acquired through foreclosure by loan type (thousands of dollars):

                                                                                   Net
                                         Charge-Offs         Recoveries        Charge-Offs
                                         ------------       ------------       ------------
Three Months Ended March 31, 1995:
- ----------------------------------

Single-family residential                $        329       $       (173)      $        156
Commercial and multi-family mortgage               86                 --                 86
Construction/land                                 102                (35)                67
Nonmortgage                                       849               (240)               609
                                         ------------       ------------       ------------

       Total net charge-offs             $      1,366       $       (448)      $        918
                                         ============       ============       ============

Three Months Ended March 31, 1994:
- ----------------------------------

Single-family residential                $        404       $        (68)      $        336
Commercial and multi-family mortgage              539                 (3)               536
Construction/land                                 665                 (6)               659
Nonmortgage                                       753               (162)               591
                                         ------------       ------------       ------------

       Total net charge-offs             $      2,361       $       (239)      $      2,122
                                         ============       ============       ============

Provisions and Allowances for Loan and Real Estate Losses. On a regular basis, management evaluates the adequacy of the allowances for estimated losses on loans, investments, and real estate and establishes additions to the allowances through provisions to expense. The Bank utilizes a comprehensive internal asset review system and general valuation allowance methodology. General valuation allowances are established for each of the loan, investment, and real estate portfolios for unforeseen losses. Factors taken into account in determining the adequacy of allowances include review of existing risks in the portfolios, prevailing and anticipated economic conditions, actual loss experience and delinquencies. Regular reviews of the quality of the Bank's loan, investment, and real estate portfolios by the Risk Management Committee, and examinations by regulatory authorities, are performed periodically.

Charge-offs are recorded on particular assets when it is determined that the present value of expected cash flows or fair value of the underlying collateral of an asset is below its carrying value. When a loan is foreclosed, the asset is written down to fair value based on a current appraisal of the subject property.

Activity in the allowances for losses on loans and investments in real estate is summarized as follows (thousands of dollars):

                                                              Foreclosed
                                                           Real Estate and     Investments
                                            Impaired         Nonimpaired           in
                                              Loans             Loans          Real Estate          Total
                                           -----------       -----------       -----------       -----------

Balance at December 31, 1994*              $     3,038       $    14,621       $       476       $    18,135
  Provisions (reductions in allowance)
  for estimated losses                            (239)            1,603               346             1,710
  Charge-offs, net of recoveries                   (45)             (873)              (23)             (941)
                                           -----------       -----------       -----------       -----------
Balance at March 31, 1995                  $     2,754       $    15,351       $       799       $    18,904
                                           ===========       ===========       ===========       ===========


                                                           Total Loans and     Investments
                                            Impaired         Foreclosed            in
                                              Loans          Real Estate       Real Estate          Total
                                           -----------       -----------       -----------       -----------

Balance at December 31, 1993               $       N/A       $    16,251       $       935       $    17,186
  Provisions for estimated losses                  N/A             1,434               414             1,848
  Charge-offs, net of recoveries                   N/A            (2,122)             (808)           (2,930)
                                           -----------       -----------       -----------       -----------
Balance at March 31, 1994                  $       N/A       $    15,563       $       541       $    16,104
                                           ===========       ===========       ===========       ===========

* Balances for impaired loans and foreclosed real estate and nonimpaired loans at December 31, 1994, have been reclassified to reflect adoption of SFAS No. 114.

The loan and foreclosed real estate charge-offs for the quarter were primarily attributable to various consumer loan and single-family residential loan charge-offs. The Bank's quarterly analysis of the adequacy in the allowance for estimated credit losses at March 31, 1995 reflected no significant total change from the December 31, 1994 level.


                         PART II - OTHER INFORMATION

Items 1-5   None

Item 6      Exhibits and Reports on Form 8-K

            (a) The following document is filed as part of this report on Form 10-Q:

                 Exhibit 27--Financial Data Schedule (filed electronically only)

            (b)  Reports on Form 8-K

                 The Company filed a Form 8-K, dated April 17, 1995, reporting summary financial information for the quarter ended
                 March 31, 1995.

                 The Company filed a Form 8-K, dated May 3, 1995, containing exhibits relating to its 2 million share common stock offering.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                Southwest Gas Corporation
                                           -----------------------------------
                                                       (Registrant)





Date:  May 15, 1995









                                                  /s/   Edward A. Janov
                                           -----------------------------------
                                           Controller/Chief Accounting Officer