Form 10-Q
period 1995-06-30
SOUTHWEST GAS CORP
filed 1995-08-11
CIK 92416

===============================================================================


		UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON, D.C. 20549


				   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

		  For the quarterly period ended June 30, 1995

				      OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	 EXCHANGE ACT OF 1934

	      For the transition period from ___________ to __________

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

     Common Stock, $1 Par Value 24,011,892 shares as of August 4, 1995

===============================================================================

			PART I - FINANCIAL INFORMATION
			------------------------------


ITEM 1.  FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Southwest Gas Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring items necessary for a fair presentation of the results for the interim periods, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K, and 1995 first quarter report on Form 10-Q.

			SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
		  CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
				  (Thousands of dollars)
					(Unaudited)

										   JUNE 30,    DECEMBER 31,
										     1995          1994
										  ----------    ----------
	     ASSETS

Cash and cash equivalents                                                         $  130,125    $  129,998
Debt securities available for sale                                                   496,134       529,400
Debt securities held to maturity (fair value of $89,082 and $99,403)                  89,823       101,880
Loans receivable, net of allowance for estimated losses of
 $15,474 and $17,659                                                               1,017,523       936,037
Loans receivable held for sale (fair value of $5,576 and $2,135)                       5,483         2,114
Receivables, less reserves for uncollectibles                                         45,184       105,438
Gas utility property, net of accumulated depreciation                              1,077,495     1,035,916
Other property, net of accumulated depreciation                                       36,671        35,605
Excess of cost over net assets acquired                                               63,709        65,640
Other assets                                                                         115,792       147,965
										  ----------    ----------
										  $3,077,939    $3,089,993
										  ==========    ==========


 LIABILITIES & STOCKHOLDERS' EQUITY

Deposits                                                                          $1,253,276    $1,239,949
Securities sold under agreements to repurchase                                       182,184       281,935
Deferred income taxes and tax credits, net                                           119,330       133,531
Accounts payable and other accrued liabilities                                       221,037       208,691
Short-term debt                                                                       16,000        92,000
Long-term debt, including current maturities                                         901,688       790,798
										  ----------    ----------
										   2,693,515     2,746,904
										  ----------    ----------

Preferred stock, including current maturities                                          4,000         4,000
										  ----------    ----------

Common stock
 Authorized--30,000,000 shares
 Issued and outstanding--23,898,709 shares and 21,281,717 shares                      25,529        22,912
Additional paid-in capital                                                           306,280       273,217
Unrealized gain (loss), net of tax, on debt securities available for sale                858        (9,467)
Retained earnings                                                                     47,757        52,427
										  ----------    ----------
										     380,424       339,089
										  ----------    ----------
										  $3,077,939    $3,089,993
										  ==========    ==========

		     The accompanying notes are an integral part of these statements.

					   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
					   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
					     (In thousands, except per share amounts)
							   (Unaudited)

							   THREE MONTHS ENDED      SIX MONTHS ENDED       TWELVE MONTHS ENDED
								JUNE 30,                JUNE 30,                JUNE 30,
							 ---------------------   ---------------------   ---------------------
							    1995        1994        1995        1994        1995        1994
							 ---------   ---------   ---------   ---------   ---------   ---------
Operating revenues:
  Gas operating revenues                                 $ 122,189   $ 108,407   $ 325,710   $ 315,776   $ 609,345   $ 572,126
  Financial services interest income                        32,801      29,124      66,012      57,169     127,277     118,521
  Other                                                      3,513       2,646       5,669       6,387       9,464      19,994
							 ---------   ---------   ---------   ---------   ---------   ---------
							   158,503     140,177     397,391     379,332     746,086     710,641
							 ---------   ---------   ---------   ---------   ---------   ---------
Operating expenses:
  Net cost of gas purchased                                 54,760      48,439     153,666     145,435     258,154     231,288
  Financial services interest expense, net                  18,347      14,200      36,776      28,249      68,317      60,179
  Operating expense                                         45,333      41,751      88,901      82,982     175,727     166,274
  Maintenance expense                                        8,269       7,324      16,161      14,063      32,295      28,393
  Provision for estimated credit losses                      2,057       1,908       3,767       3,756       7,404       8,220
  Depreciation, depletion and amortization                  17,674      16,340      34,738      32,402      67,377      64,241
  Taxes other than income taxes                              6,800       6,246      13,687      12,741      26,686      25,078
  Other                                                      4,367       4,296       8,858       8,577      17,687      18,799
							 ---------   ---------   ---------   ---------   ---------   ---------
							   157,607     140,504     356,554     328,205     653,647     602,472
							 ---------   ---------   ---------   ---------   ---------   ---------
Operating income (loss)                                        896        (327)     40,837      51,127      92,439     108,169
							 ---------   ---------   ---------   ---------   ---------   ---------
Other income and (expenses):
  Net interest deductions                                  (15,447)    (13,795)    (31,178)    (27,410)    (61,103)    (52,897)
  Other income (deductions), net                              (278)     (1,162)       (131)     (1,380)       (121)    (15,735)
							 ---------   ---------   ---------   ---------   ---------   ---------
							   (15,725)    (14,957)    (31,309)    (28,790)    (61,224)    (68,632)
							 ---------   ---------   ---------   ---------   ---------   ---------
Income (loss) before income taxes                          (14,829)    (15,284)      9,528      22,337      31,215      39,537
Income tax expense (benefit)                                (5,488)     (5,503)      4,224       9,408      12,538      15,257
							 ---------   ---------   ---------   ---------   ---------   ---------
Net income (loss)                                           (9,341)     (9,781)      5,304      12,929      18,677      24,280
Preferred/preference stock dividend requirements                95         138         190         277         423         608
							 ---------   ---------   ---------   ---------   ---------   ---------
Net income (loss) applicable to common stock             $  (9,436)  $  (9,919)  $   5,114   $  12,652   $  18,254   $  23,672
							 =========   =========   =========   =========   =========   =========
Earnings (loss) per share of common stock                $   (0.41)  $   (0.47)  $    0.23   $    0.60   $    0.84   $    1.13
							 =========   =========   =========   =========   =========   =========
Dividends paid per share of common stock                 $   0.205   $   0.195   $    0.41   $    0.39   $    0.82   $    0.78
							 =========   =========   =========   =========   =========   =========
Average number of common shares outstanding                 22,816      21,028      22,110      21,026      21,615      20,933
							 =========   =========   =========   =========   =========   =========

			       The accompanying notes are an integral part of these statements.

				       SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
				     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
						 (Thousands of dollars)
						      (Unaudited)
									 SIX MONTHS ENDED          TWELVE MONTHS ENDED
									     JUNE 30,                    JUNE 30,
								     ------------------------    ------------------------
									1995          1994          1995          1994
								     ----------    ----------    ----------    ----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                         $    5,304    $   12,929    $   18,677    $   24,280
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion and amortization                           34,738        32,402        67,377        64,241
      Provision for estimated losses                                      3,767         3,756         7,404         8,220
      Change in unrecovered purchased gas costs                          45,363         8,085        46,292       (20,523)
      Change in deferred income taxes                                   (20,226)       (9,547)      (18,891)       (1,101)
      Change in deferred charges and credits                              3,672        (5,408)        8,108        (3,226)
      Change in noncash working capital                                  47,888        45,022        16,018        14,338
      Other                                                              (2,107)        2,611        (3,504)        8,471
								     ----------    ----------    ----------    ----------
      Net cash provided by operating activities                         118,399        89,850       141,481        94,700
								     ----------    ----------    ----------    ----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Construction expenditures                                             (75,921)      (63,780)     (156,692)     (128,448)
  Loan originations, net of repayments                                  (92,681)      (87,274)     (160,431)     (183,345)
  Sales of loans and loan servicing rights                               10,042        31,308        24,824        72,290
  Purchases of debt securities                                               --       (75,929)     (220,420)     (121,817)
  Proceeds from sale of debt securities                                   7,538         3,559         9,053       344,575
  Maturities and repayment of debt securities                            50,711       120,512       221,946       286,437
  Proceeds from sales of real estate acquired through foreclosure         3,585         2,048         5,585        19,718
  Proceeds from sale of Arizona assets and services                          --            --            --         6,718
  Other                                                                   4,589          (540)        8,425        (6,861)
								     ----------    ----------    ----------    ----------
      Net cash provided by (used in) investing activities               (92,137)      (70,096)     (267,710)      289,267
								     ----------    ----------    ----------    ----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                               35,680           511        39,941         5,451
  Dividends paid                                                         (9,436)       (8,444)      (18,403)      (16,960)
  Issuance of long-term debt                                            114,800        17,000       202,700        98,909
  Retirement of long-term debt                                           (3,910)       (1,666)       (9,211)      (31,765)
  Issuance (repayment) of short-term debt                               (76,000)      (30,000)      (40,000)       41,000
  Change in deposit accounts                                             13,327        19,382        26,042       (42,842)
  Sale and assumption of Arizona deposit liabilities                         --            --            --      (320,902)
  Proceeds from repos/other borrowings                                  477,555       309,041       449,847       911,979
  Repayment of repos/other borrowings                                  (577,306)     (334,131)     (501,614)     (977,661)
  Other                                                                    (845)         (548)       (5,189)       (7,503)
								     ----------    ----------    ----------    ----------
      Net cash provided by (used in) financing activities               (26,135)      (28,855)      144,113      (340,294)
								     ----------    ----------    ----------    ----------
      Net change in cash and cash equivalents                               127        (9,101)       17,884        43,673
  Balance at beginning of period                                        129,998       121,342       112,241        68,568
								     ----------    ----------    ----------    ----------
  Balance at end of period                                           $  130,125    $  112,241    $  130,125    $  112,241
								     ==========    ==========    ==========    ==========
Supplemental disclosures of cash flow information
  Cash paid during the year for:
    Interest, net of amounts capitalized                             $   44,364    $   34,672    $   79,380    $   67,270
    Income taxes, net of refunds                                         17,419         2,425        17,126        (2,713)

			     The accompanying notes are an integral part of these statements.

	      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	      ----------------------------------------------------


Note 1 - Summarized Consolidated Financial Statement Data


Summarized consolidated financial statement data for PriMerit Bank is presented below:

			  CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
					  (Thousands of dollars)
					       (Unaudited)

										  JUNE 30,      DECEMBER 31,
										    1995            1994
										------------    ------------
	     ASSETS

Cash and due from banks                                                         $     35,478    $     35,262
Cash equivalents                                                                      86,653          88,660
Debt securities available for sale                                                   496,134         529,400
Debt securities held to maturity, net of allowance for estimated losses
   of $1,000 at June 30, 1995 (fair value of $89,082 and $99,403)                     89,823         101,880
Loans receivable, net of allowance for estimated credit losses
   of $15,474 and $17,659                                                          1,017,523         936,037
Loans receivable held for sale (fair value of $5,576 and $2,135)                       5,483           2,114
Real estate acquired through foreclosure, net of allowance for
   estimated losses of $473 at June 30, 1995                                           3,557           7,631
Real estate held for sale or development, net of allowance for
   estimated losses of $736 and $476                                                     409             771
FHLB stock, at cost                                                                   10,764          17,277
Excess of cost over net assets acquired                                               63,709          65,640
Other assets                                                                          27,785          31,649
										------------    ------------
										$  1,837,318    $  1,816,321
										============    ============

      LIABILITIES AND STOCKHOLDER'S EQUITY

Deposits                                                                        $  1,253,276    $  1,239,949
Securities sold under agreements to repurchase                                       182,184         281,935
Advances from FHLB                                                                   189,400          99,400
Notes payable                                                                          8,065           8,135
Other liabilities                                                                     24,150          20,514
										------------    ------------
										   1,657,075       1,649,933
										------------    ------------

Stockholder's equity
   Common stock                                                                           57              57
   Additional paid-in capital                                                        160,442         160,442
   Unrealized gain (loss), net of tax, on debt securities available
     for sale                                                                            858          (9,467)
   Retained earnings                                                                  18,886          15,356
										------------    ------------
										     180,243         166,388
										------------    ------------
										$  1,837,318    $  1,816,321
										============    ============


				   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
					     (Thousands of dollars)
						   (Unaudited)

							     THREE MONTHS ENDED       SIX MONTHS ENDED      TWELVE MONTHS ENDED
								  JUNE 30,                JUNE 30,                JUNE 30,
							   ---------------------   ---------------------   ---------------------
							      1995        1994        1995        1994        1995        1994
							   ---------   ---------   ---------   ---------   ---------   ---------
Interest income                                            $  32,801   $  29,124   $  66,012   $  57,169   $ 127,277   $ 118,521
Interest expense                                              18,347      14,200      36,776      28,249      68,317      60,179
							   ---------   ---------   ---------   ---------   ---------   ---------
  Net interest income                                         14,454      14,924      29,236      28,920      58,960      58,342
Provision for estimated credit losses                         (2,035)     (2,275)     (3,399)     (3,709)     (6,920)     (7,618)
							   ---------   ---------   ---------   ---------   ---------   ---------
  Net interest income after provision for credit losses       12,419      12,649      25,837      25,211      52,040      50,724
							   ---------   ---------   ---------   ---------   ---------   ---------

Net income (loss) from real estate operations                    116         595        (317)        110      (1,039)       (431)
							   ---------   ---------   ---------   ---------   ---------   ---------
Gain on sale of loans                                            231         116         303         364         537       1,216
Loss on sale of loans                                             (1)       (113)         (1)       (269)        (83)       (308)
Net gain on sale of debt securities                              970          --         970          33         971       7,634
Gain (loss) on secondary marketing hedging activity              (26)        191         (30)        322          37         108
Loan-related fees                                                234         429         551         666       1,050       1,056
Deposit-related fees                                           1,880       1,736       3,730       3,231       7,287       6,614
Gain (loss) on sale of credit cards                               --          --          --       1,690          (1)      1,690
Loss on sale - Arizona branches                                   --          --          --          --          --        (102)
Other income                                                      87          59          95         193         221       1,813
							   ---------   ---------   ---------   ---------   ---------   ---------
    Total noninterest income                                   3,375       2,418       5,618       6,230      10,019      19,721
							   ---------   ---------   ---------   ---------   ---------   ---------
General and administrative expenses                           11,175      10,773      22,326      21,761      44,073      45,882
Amortization of cost in excess of net assets acquired            966         965       1,931       1,931       3,861       3,862
							   ---------   ---------   ---------   ---------   ---------   ---------
    Total noninterest expense                                 12,141      11,738      24,257      23,692      47,934      49,744
							   ---------   ---------   ---------   ---------   ---------   ---------
Income before income taxes                                     3,769       3,924       6,881       7,859      13,086      20,270
Income tax expense                                             1,667       1,748       3,101       3,494       5,998       8,246
							   ---------   ---------   ---------   ---------   ---------   ---------
  Net income                                               $   2,102   $   2,176   $   3,780   $   4,365   $   7,088   $  12,024
							   =========   =========   =========   =========   =========   =========
  Contribution to consolidated net income (loss) (a)       $     610   $     954   $     806   $   1,930   $   1,653   $   7,117
							   =========   =========   =========   =========   =========   =========

(a) Includes after-tax allocation of costs from parent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is comprised of two business segments: natural gas operations and financial services. The gas segment purchases, transports and distributes natural gas to residential, commercial and industrial customers in geographically diverse portions of Arizona, Nevada and California. The financial services segment consists of PriMerit Bank (the Bank), a wholly owned subsidiary, which is engaged in retail and commercial banking. The Bank's principal business is to attract deposits from the general public and make consumer and commercial loans secured by real estate and other collateral. For the twelve months ended June 30, 1995, the natural gas operations segment contributed $17 million and the financial services segment contributed $1.7 million, resulting in consolidated net income of $18.7 million.

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

RESULTS OF CONSOLIDATED OPERATIONS

Quarterly Analysis
- ------------------
					Contribution to Consolidated Net Income
					      Three Months Ended June 30,
					---------------------------------------
						(Thousands of dollars)
					  1995                           1994
					--------                       --------

Natural gas operations segment          $ (9,951)                      $(10,735)
Financial services segment                   610                            954
					--------                       --------
Consolidated net loss                   $ (9,341)                      $ (9,781)
					========                       ========

See separate discussions of each business segment for an analysis of these changes.

Six-Month Analysis
- ------------------
					Contribution to Consolidated Net Income
					       Six Months Ended June 30,
					---------------------------------------
						(Thousands of dollars)
					  1995                           1994
					--------                       --------

Natural gas operations segment          $  4,498                       $ 10,999
Financial services segment                   806                          1,930
					--------                       --------
Consolidated net income                 $  5,304                       $ 12,929
					========                       ========

See separate discussions of each business segment for an analysis of these changes.

Twelve-Month Analysis
- ---------------------
					Contribution to Consolidated Net Income
					      Twelve Months Ended June 30,
					---------------------------------------
						(Thousands of dollars)
					  1995                           1994
					--------                       --------

Natural gas operations segment          $ 17,024                       $ 17,163
Financial services segment                 1,653                          7,117
					--------                       --------
Consolidated net income                 $ 18,677                       $ 24,280
					========                       ========

See separate discussions of each business segment for an analysis of these changes.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain intangible assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company does not anticipate any material effect on its financial position or results of operations upon implementation of this statement.


			NATURAL GAS OPERATIONS SEGMENT

The Company is engaged in the business of purchasing, transporting, and distributing natural gas in portions of Arizona, Nevada and California. Its service areas are geographically as well as economically diverse. The Company is the largest distributor in Arizona, selling and transporting natural gas in most of southern, central, and northwestern Arizona, including the Phoenix and Tucson metropolitan areas. The Company is also the largest distributor and transporter of natural gas in Nevada, and serves the Las Vegas metropolitan area and northern Nevada. In addition, the Company distributes and transports gas in portions of California, including the Lake Tahoe area in northern California and high desert and mountain areas in San Bernardino County.

The Company purchases, transports and distributes natural gas to approximately 993,000 residential, commercial and industrial customers within its three-state service territory, of which 59 percent are in Arizona, 30 percent are in Nevada, and 11 percent are in California. During the twelve months ended June 30, 1995, the Company earned 60 percent of its operating margin from residential customers, 24 percent from commercial customers, and 16 percent from industrial and other customers. During this same period, 58 percent of operating margin was earned in Arizona, 31 percent in Nevada and 11 percent in California. This pattern is consistent with prior years and is expected to continue.

For the twelve months ended June 30, 1995, the Company's natural gas construction expenditures totaled $153 million, a 21 percent increase when compared to $126 million of construction expenditures for the same period ended a year ago. The increase is attributed to the investment in new transmission and distribution plant in Arizona, Nevada, and California to meet the demand from the Company's growing customer base.

CAPITAL RESOURCES AND LIQUIDITY

The Company currently estimates that the total financing requirements for the gas segment for the three-year period ending December 31, 1997 will be approximately $425 million. Of this amount, construction expenditures will approximate $410 million and debt maturities and repayments and other cash requirements will approximate $15 million. It is currently estimated that cash flow from operating activities (net of dividends) will generate approximately one-half of the gas segment's total financing requirements during the three-year period ending December 31, 1997. A portion of the remaining financing requirements will be provided by $83 million of funds held in trust at December 31, 1994, from the issuance of 1993 Clark County, Nevada, Series A and 1993 City of Big Bear Lake, California, Series A industrial development revenue bonds (IDRB).

In May 1995, the Company completed an offering of 2.1 million primary shares of common stock. The net proceeds from this offering were $28.5 million after deducting underwriting discounts, commissions, and expenses. The proceeds were used to repay a portion of short-term borrowings incurred to finance utility construction, and to finance construction, completion, extension or improvement of the Company's facilities located in and around the communities it serves.

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

RESULTS OF NATURAL GAS OPERATIONS

Quarterly Analysis
- ------------------
							Three Months Ended
							     June 30,
						    --------------------------
						      (Thousands of dollars)

						       1995            1994
						    ----------      ----------
Gas operating revenues                              $  122,189      $  108,407
Net cost of gas                                         54,760          48,439
						    ----------      ----------
  Operating margin                                      67,429          59,968
Operations and maintenance expense                      47,855          43,673
Depreciation and amortization                           15,741          14,381
Taxes other than income taxes                            6,706           6,165
						    ----------      ----------
  Operating loss                                        (2,873)         (4,251)
Other income (expense), net                               (278)         (1,162)
						    ----------      ----------
  Loss before interest and income taxes                 (3,151)         (5,413)
Net interest deductions                                 15,447          13,795
Income tax expense (benefit)                            (7,155)         (7,251)
						    ----------      ----------
  Net loss before allocation to the Bank               (11,443)        (11,957)
Carrying costs allocated to the Bank, net of tax         1,492           1,222
						    ----------      ----------
  Contribution to consolidated net loss             $   (9,951)     $  (10,735)
						    ==========      ==========

Contribution to consolidated net loss improved $784,000 compared to the second quarter of 1994. The improvement was principally the result of higher operating margin attributed to cooler weather throughout the Company's service territories when compared to the same period in 1994. The increase in margin was partially offset by higher operating costs and net interest deductions resulting from the continued expansion and upgrading of the gas system to accommodate customer growth.

Operating margin increased 12 percent when compared to the same period ended a year ago. Cooler weather during the current quarter resulted in a $4.9 million increase in margin from weather-sensitive customers. Also contributing to the higher margin was customer growth in all of the Company's service territories and authorized rate relief in the Company's California and southern Arizona rate jurisdictions.

Operations and maintenance expenses increased $4.2 million, or ten percent, reflecting increases in labor and maintenance costs, including the incremental operating expenses associated with meeting the needs of the Company's growing customer base.

Depreciation expense and general taxes increased $1.9 million, or nine percent, as a result of additional plant in service. Average gas plant in service increased $124 million, or nine percent, as compared to the second quarter of 1994. This increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Net interest deductions increased $1.7 million, or 12 percent, over the second quarter of 1994. Average debt outstanding during the current quarter increased nine percent, and consisted of an $81 million increase in average long-term debt, partially offset by a $20 million decrease in average short-term debt, outstanding during the period. The increase in debt is attributed primarily to borrowings for construction expenditures, including the drawdown of a portion of IDRB funds previously held in trust. Higher interest rates on variable-rate debt also contributed to the increase in net interest deductions.

Six-Month Analysis
- ------------------
							 Six Months Ended
							     June 30,
						    --------------------------
						      (Thousands of dollars)

						       1995            1994
						    ----------      ----------
Gas operating revenues                              $  325,710      $  315,776
Net cost of gas                                        153,666         145,435
						    ----------      ----------
  Operating margin                                     172,044         170,341
Operations and maintenance expense                      93,722          86,108
Depreciation and amortization                           30,878          28,429
Taxes other than income taxes                           13,488          12,536
						    ----------      ----------
  Operating income                                      33,956          43,268
Other income (expense), net                               (131)         (1,380)
						    ----------      ----------
  Income before interest and income taxes               33,825          41,888
Net interest deductions                                 31,178          27,410
Income tax expense                                       1,123           5,914
						    ----------      ----------
  Net income before allocation to the Bank               1,524           8,564
Carrying costs allocated to the Bank, net of tax         2,974           2,435
						    ----------      ----------
  Contribution to consolidated net income           $    4,498      $   10,999
						    ==========      ==========

Contribution to consolidated net income decreased $6.5 million as compared to the six months ended June 1994. This was the result of increased operating costs and net interest deductions incurred as a result of the continued expansion and upgrading of the gas system to accommodate the Company's growth.

Operating margin increased only one percent during the six months ended June 1995 compared to the same period in 1994. Margin increases from continued customer growth and authorized rate relief in California and southern Arizona were virtually offset by the effects of unseasonably warm weather during the first quarter of 1995 in the Company's three largest operating areas:
Phoenix, Las Vegas, and Tucson.

Operations and maintenance expenses increased $7.6 million, or nine percent, reflecting increases in labor and maintenance costs along with incremental operating expenses associated with meeting the needs of the Company's growing customer base.

Depreciation expense and general taxes increased $3.4 million, or eight percent, resulting from an increase in average gas plant in service of $117 million, or nine percent. This increase reflects capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth within the Company's service area.

Net interest deductions increased $3.8 million, or 14 percent, over the prior period. Average debt outstanding during the period increased 12 percent compared to the same period in 1994, and consisted of a $75 million increase in average long-term debt, net of funds held in trust, and a $2 million increase in average short-term debt. The increase in debt is attributed primarily to borrowings for construction expenditures and operating activities as well as the drawdown of IDRB funds previously held in trust. Higher interest rates on variable-rate debt also contributed to the increase in net interest deductions.

Twelve-Month Analysis
- ---------------------
						       Twelve Months Ended
							     June 30,
						    --------------------------
						      (Thousands of dollars)

						       1995            1994
						    ----------      ----------
Gas operating revenues                              $  609,345      $  572,126
Net cost of gas                                        258,154         231,288
						    ----------      ----------
  Operating margin                                     351,191         340,838
Operations and maintenance expense                     185,839         172,174
Depreciation and amortization                           59,711          56,203
Taxes other than income taxes                           26,288          24,562
						    ----------      ----------
  Operating income                                      79,353          87,899
Other income (expense), net                               (121)        (15,735)
						    ----------      ----------
  Income before interest and income taxes               79,232          72,164
Net interest deductions                                 61,103          52,897
Income tax expense                                       6,540           7,011
						    ----------      ----------
  Net income before allocation to the Bank              11,589          12,256
Carrying costs allocated to the Bank, net of tax         5,435           4,907
						    ----------      ----------
  Contribution to consolidated net income           $   17,024      $   17,163
						    ==========      ==========

Contribution to consolidated net income decreased $139,000 as compared to the twelve months ended June 1994. Increases in operating expenses and net interest deductions offset an increase in operating margin during the current twelve-month period. However, the recognition of the Arizona pipe replacement program disallowances had a significant negative impact on net income for the twelve months ended June 1994 (see discussion below).

Operating margin increased $10.4 million, or three percent, during the twelve months ended June 1995. This increase was due to continued customer growth in the Company's service areas, combined with rate relief in the Company's Arizona and California rate jurisdictions.

Operations and maintenance expenses increased $13.7 million, or eight percent, resulting primarily from increases in labor and materials over the same period ended a year ago. These increases reflect the incremental cost of providing service to the Company's growing customer base.

Depreciation expense and general taxes increased $5.2 million, or six percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $98 million, or seven percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate the number of new customers being added to the system.

Other expenses for the twelve months ended June 1994 include a cumulative $19.1 million write-off in gross plant related to the central and southern Arizona pipe replacement programs, the result of a regulatory mandate. The impact of these disallowances, net of accumulated depreciation, tax benefits and other related items, was a noncash reduction to net income of $9.6 million.

Net interest deductions increased $8.2 million, or 16 percent during the twelve months ended June 1995 over the comparative period of the prior year. Average total debt outstanding during the period increased 12 percent compared to the corresponding period of the prior year, and consisted of a $58 million increase in average long-term debt and an $18 million increase in average short-term debt outstanding during the period. This increase is primarily attributed to borrowings for construction expenditures and operating activities as well as the drawdown of IDRB funds previously held in trust. Higher interest rates on variable-rate debt also contributed to the increase in net interest deductions.


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

The Bank's principal business is to attract deposits from the general public and make loans secured by real estate and other collateral to enable borrowers to purchase, refinance, construct or improve such property. Revenues are derived from interest on real estate loans and debt securities and, to a lesser extent, from interest on nonmortgage loans, gains on sales of loans and debt securities, and fees received in connection with loans and deposits. The Bank's major expense is the interest paid on deposits and borrowings.

CAPITAL RESOURCES AND LIQUIDITY

In accordance with OTS regulations, the Bank is required to maintain an average daily balance of liquid assets equal to at least five percent of its liquidity base (as defined in the OTS regulations) during the preceding calendar month. The liquidity ratio was 13 percent for the month of June 1995. The Bank maintains a ratio substantially higher than the requirement due to its increased level of transaction accounts relative to a traditional thrift. Management considers the Bank's liquidity position to be adequate. At June 30, 1995, the Bank maintained in excess of $348 million of unencumbered assets which could be borrowed against or sold to increase liquidity levels.

The Bank's deposits decreased $2.7 million during the quarter while increasing $13.3 million year to date. The decrease in the second quarter of 1995 is principally due to a $5.8 million decrease in longer term certificate of deposit accounts, partially offset by a $3.1 million increase in transaction and other accounts. The Bank offered a new money market product at the beginning of the year which was the primary cause of the increase in transaction accounts. The net increase for the first half of 1995 is due primarily to an $18.4 million increase in transaction and other retail accounts partially offset by a $5.1 million decrease in certificates of deposit.

FINANCIAL AND REGULATORY CAPITAL

At June 30, 1995, the Bank exceeded all three capital ratios for a "well capitalized" institution as defined by the FDIC Improvement Act of 1991 (FDICIA), and all three fully phased-in FDICIA capital requirements which will be applicable at July 1, 1996 under current FDICIA capital standards. As required by the OTS, effective January 1995, all supervisory goodwill was excluded from regulatory capital, resulting in a decline in all three of the Bank's regulatory capital ratios. Growth in the asset base used in the capital computations also caused a reduction in the three regulatory capital ratios from year end. This reduction was offset partially by the Bank's year-to-date net income and goodwill amortization. The Bank continues to be classified as "well capitalized" under FDICIA.

A reconciliation of stockholder's equity to the three FDICIA regulatory capital standards and the Bank's resulting ratios are set forth in the table below (thousands of dollars):

						 June 30, 1995                             December 31, 1994
				     --------------------------------------      --------------------------------------
					Total        Tier 1        Tier 1           Total        Tier 1        Tier 1
				     Risk-Based    Risk-Based     Leverage       Risk-Based    Risk-Based     Leverage
				     ----------    ----------    ----------      ----------    ----------    ----------
Stockholder's equity                 $  180,243    $  180,243    $  180,243      $  166,388    $  166,388    $  166,388
  Nonsupervisory goodwill               (39,331)      (39,331)      (39,331)        (40,376)      (40,376)      (40,376)
  Supervisory goodwill                  (24,378)      (24,378)      (24,378)        (18,661)      (18,661)      (18,661)
  Real estate investments                  (581)           --            --          (1,325)         (194)         (194)
  Unrealized loss (gain), net of
    tax, on debt securities
    available for sale                     (858)         (858)         (858)          9,467         9,467         9,467
  Mortgage servicing rights
    adjustment                              (12)          (12)          (12)             --            --            --
  General loan loss reserves             12,201            --            --          11,512            --            --
				     ----------    ----------    ----------      ----------    ----------    ----------
Regulatory capital                   $  127,284    $  115,664    $  115,664      $  127,005    $  116,624    $  116,624
				     ==========    ==========    ==========      ==========    ==========    ==========
Regulatory capital ratio                  13.08%        11.89%         6.52%          13.88%        12.75%         6.62%
Adequately capitalized ratio               8.00          4.00          4.00            8.00          4.00          4.00
				     ----------    ----------    ----------      ----------    ----------    ----------

Excess                                     5.08%         7.89%         2.52%           5.88%         8.75%         2.62%
				     ==========    ==========    ==========      ==========    ==========    ==========

Asset base                           $  972,825    $  972,825    $1,773,152      $  914,812    $  914,812    $1,760,801
				     ==========    ==========    ==========      ==========    ==========    ==========

At June 30, 1995, under fully phased-in FDICIA capital rules applicable at July 1, 1996, the Bank would have exceeded its fully phased-in adequately capitalized total risk-based, tier 1 risk-based, and tier 1 leverage capital requirements by $49.1 million, $76.8 million and $44.7 million, respectively.

The Company, at the time that it acquired the Bank, stipulated in an agreement with the Federal Home Loan Bank Board (predecessor to the OTS) that it would assist the Bank in maintaining levels of regulatory capital required by the regulations in effect at the time or as they were amended thereafter, so long as it controlled the Bank. The Company also stipulated in connection with the acquisition, that dividends paid by the Bank to the Company would not exceed 50 percent of the Bank's cumulative net income after the date of acquisition, without prior approval by the regulators. In addition, the Company agreed that the Bank would not at any time declare a dividend that would reduce the Bank's regulatory capital below minimum regulatory requirements in effect at the time of the acquisition or thereafter. In June 1995, the Company and the Bank requested that the OTS lift these stipulations since laws and regulations have been enacted since the Company's acquisition of the Bank in conjunction with FIRREA and FDICIA, which govern capital distributions and prompt corrective action measures when the capitalization of a thrift is deficient. In July 1995, the OTS terminated these stipulations, such that capital distributions by the Bank and capitalization of the Bank are now governed by the laws and regulations governing all other thrifts.

In June 1995, the Bank declared a $250,000 cash dividend payable to the Company during the third quarter of 1995, subject to notification of the OTS. The Bank has notified the OTS of its proposed dividend.

The Bank enters into various interest rate swaps in managing its interest rate risk (IRR). In these swaps, the Bank agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated on an agreed-upon notional principal amount. Because the Bank's interest-earning assets tend to be long-term fixed-rate instruments while the Bank's interest-bearing liabilities tend to be shorter term or floating-rate obligations, interest rate swaps reduce the impact of market fluctuations on the Bank's net interest income.

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

The following table summarizes the terms of the Bank's outstanding interest rate swaps as of the dates indicated (thousands of dollars):

						   June 30,        December 31,
						     1995              1994
						 ------------      ------------

Notional principal                               $     82,650      $     72,450
Weighted average remaining term (months)                   60                59
Weighted average fixed-rate payable                      6.98%             6.95%
Weighted average variable-rate receivable                6.45%             5.66%
Unrealized gains                                 $        328      $      2,991
Unrealized losses                                $     (2,474)     $         (5)

The increase in unrealized losses affiliated with the interest rate swaps is due entirely to the general decline in interest rates since year end. The assets hedged by these interest rate swaps have experienced corresponding increases in their fair values during the same time period.

RESULTS OF FINANCIAL SERVICES OPERATIONS

Adoption of SFAS No. 122
- ------------------------

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." The statement eliminates the previous distinction between purchased and originated mortgage servicing rights. The statement requires an allocation of the cost basis of a mortgage loan between the mortgage servicing rights and the loan when mortgage loans are sold or securitized and the servicing is retained. The Bank adopted SFAS No. 122 effective April 1, 1995. As a result of the implementation, earnings before taxes and net income for the second quarter increased $114,000 and $74,000, respectively.

Quarterly Analysis
- ------------------

The Bank recorded net income of $2.1 million for the three months ended June
30, 1995, compared to net income of $2.2 million for the same period in 1994. After-tax components of the Bank's 1995 second quarter net income were comprised of $3 million from core banking operations and $76,000 of real estate income, offset partially by $966,000 in goodwill amortization. After-tax components of the Bank's 1994 second quarter net income were comprised of $3 million from core banking operations and $391,000 of real estate income, offset partially by $965,000 in goodwill amortization expense and $187,000 from credit card charge-offs.

The following table sets forth information with respect to interest rate spread for the periods shown (thousands of dollars):

									     Three Months Ended June 30,
						      ---------------------------------------------------------------------------
								      1995                                  1994
						      ------------------------------------   ------------------------------------
						       Average                   Average      Average                   Average
						       Balance      Interest      Yield       Balance      Interest      Yield
						      ----------   ----------   ----------   ----------   ----------   ----------
 Interest-earning assets:
  Cash equivalents                                    $   27,659   $      426         6.16%  $   50,587   $      512         4.05%
  Debt securities held to maturity                        97,016        1,847         7.62       66,553        1,061         6.38
  Debt securities available for sale                     501,623        8,450         6.74      560,282        8,380         5.98
  Loans receivable                                     1,000,469       21,945         8.77      883,494       18,982         8.59
  FHLB stock                                              12,487          133         4.26       16,795          189         4.50
						      ----------   ----------   ----------   ----------   ----------   ----------
Total interest-earning assets                         $1,639,254       32,801         8.00   $1,577,711       29,124         7.38
						      ==========   ----------   ----------   ==========   ----------   ----------
Interest-bearing liabilities:
  Deposits                                            $1,249,142       13,183         4.22   $1,227,626       10,690         3.49
  Securities sold under agreements to repurchase         149,946        2,411         6.43      213,925        2,466         4.62
  Advances from FHLB                                     160,511        2,491         6.21       71,000          832         4.70
  Notes payable                                            8,067          162         8.03        8,200          160         7.83
						      ----------   ----------   ----------   ----------   ----------   ----------
Total interest-bearing liabilities                    $1,567,666       18,247         4.66   $1,520,751       14,148         3.73
						      ==========                             ==========
Cost of hedging activities                                                100         0.02                        56         0.01
								   ----------   ----------                ----------   ----------
Cost of funds                                                          18,347         4.68                    14,204         3.74
								   ----------   ----------                ----------   ----------
Capitalized and transferred interest                                       --           --                        (4)          --
								   ----------   ----------                ----------   ----------
Net interest income                                                $   14,454         3.32%               $   14,924         3.64%
								   ==========   ==========                ==========   ==========
Net yield on interest-earning assets                                                  3.53%                                  3.78%
										==========                             ==========

Despite a flattening of the yield curve between periods, with increased short-term rates and decreased long-term rates, the Bank's net interest margin remained strong. Increases in the costs of interest-bearing liabilities have largely been offset by increases in loan and security yields as a result of the adjustable-rate features of a large portion of the asset portfolios and by new originations.

The Bank redeemed $6.9 million of FHLB stock during the quarter in order to reinvest the proceeds at higher yields. The yield on interest-earning assets was also maintained by an increase in construction and consumer loans which have shorter terms and higher rates. In order to take advantage of the relatively attractive long-term rates and to improve the Bank's IRR posture, the Bank paid off $32 million of borrowings on securities under agreements to repurchase and increased the amount of its advances from the FHLB by $40 million.

Noninterest income increased $957,000 in the second quarter of 1995 compared to 1994, principally due to a one-time $970,000 pretax gain on the sale of CMO residuals from its available for sale portfolio. The sale was executed in order to take advantage of favorable market conditions, eliminate an area of possible regulatory concern due to the volatile aspects of the securities, and enhance the credit quality of the investment portfolio.

The $144,000 increase in deposit-related fees during 1995 was due primarily to increases in the fees charged on these accounts. The $227,000 increase in net gains on sale of loans from secondary marketing activities resulted from declining interest rates as the value of such loans increased during the period between origination and sale.

General and administrative expenses were higher during the second quarter of 1995 compared to the same period in 1994, due primarily to increased expenses associated with the opening of a new branch and normal incremental increases in salaries.

Six-Month Analysis
- ------------------

Net income of $3.8 million was recorded for the first half of 1995 compared to net income of $4.4 million for the six months ended June 30, 1994. After-tax components of net income for the first half of 1995 were comprised of

$6 million from core banking operations, partially offset by $64,000 of credit card charge-offs, a $205,000 loss from real estate operations, and $1.9 million of goodwill amortization. After-tax components of the Bank's 1994 first half net income were comprised of $5.3 million from core banking operations, a gain of $912,000 from the Bank's credit card portfolio sale, net of charge-offs, and a $72,000 gain from real estate operations. Income was partially offset by $1.9 million of goodwill amortization.

The following table sets forth information with respect to interest rate spread for the periods shown (thousands of dollars):

									     Six Months Ended June 30,
						      ---------------------------------------------------------------------------
								      1995                                  1994
						      ------------------------------------   ------------------------------------
						       Average                   Average      Average                   Average
						       Balance      Interest      Yield       Balance      Interest      Yield
						      ----------   ----------   ----------   ----------   ----------   ----------
Interest-earning assets:
  Cash equivalents                                    $   55,401   $    1,684         6.08%  $   60,122   $    1,065         3.54%
  Debt securities held to maturity                        98,818        3,670         7.43       67,165        2,162         6.44
  Debt securities available for sale                     508,812       17,108         6.72      574,133       16,804         5.85
  Loans receivable                                       978,711       43,192         8.83      869,339       36,797         8.47
  FHLB stock                                              14,973          358         4.78       16,708          341         4.08
						      ----------   ----------   ----------   ----------   ----------   ----------
Total interest-earning assets                         $1,656,715       66,012         7.97   $1,587,467       57,169         7.20
						      ==========   ----------   ----------   ==========   ----------   ----------
Interest-bearing liabilities:
  Deposits                                            $1,244,085       25,587         4.15   $1,217,325       21,023         3.48
  Securities sold under agreements to repurchase         205,594        6,444         6.32      235,236        5,176         4.44
  Advances from FHLB                                     136,422        4,115         6.08       71,000        1,654         4.70
  Notes payable                                            8,101          332         8.26        8,233          314         7.69
						      ----------   ----------   ----------   ----------   ----------   ----------
Total interest-bearing liabilities                    $1,594,202       36,478         4.62   $1,531,794       28,167         3.71
						      ==========                             ==========
Cost of hedging activities                                                298         0.04                        93         0.01
								   ----------   ----------                ----------   ----------
Cost of funds                                                          36,776         4.66                    28,260         3.72
								   ----------   ----------                ----------   ----------
Capitalized and transferred interest                                       --           --                       (11)          --
								   ----------   ----------                ----------   ----------
Net interest income                                                $   29,236         3.31%               $   28,920         3.48%
								   ==========   ==========                ==========   ==========
Net yield on interest-earning assets                                                  3.53%                                  3.64%
										==========                             ==========

During the first half of 1995, average interest-earning assets increased by $69 million compared to the first half of 1994. The increase was primarily due to increased loan originations and a decrease in payoffs. The loan originations were funded by paydowns on and sales of investment securities and borrowings from the FHLB. The borrowings caused average interest-bearing liabilities to increase by $62 million. The Bank's net interest margin remained strong despite the increased interest rate environment, as the Bank was able to lag somewhat the increased rates paid on deposits.

General and administrative expenses were $565,000 higher during the first six months of 1995 than for the same period in 1994 primarily due to normal incremental salary increases, increased marketing expenses, and the opening of a new branch.

Twelve-Month Analysis
- ---------------------

The Bank recorded net income of $7.1 million for the twelve months ended June 30, 1995, compared to net income of $12 million for the twelve months ended June 30, 1994. After-tax components of the Bank's net income for the twelve months ended June 30, 1995 were comprised of $12 million from core banking operations, offset partially by a loss of $149,000 from real estate operations, $347,000 from adjustments and charge-offs related to the sale of the credit card portfolio, $527,000 of real estate litigation costs, and $3.9 million of goodwill amortization. After-tax components of the Bank's net income for the twelve months ended June 30, 1994 were comprised of $9.3 million from core banking operations, a $400,000 benefit from a 1993 change in federal income tax rates, a gain of $912,000 on the sale of the Bank's credit card portfolio, a $780,000 gain from a legal settlement, and a gain of $4.8 million from the sale of debt securities used to fund the sale of Arizona-based deposit liabilities. Income for this period was partially offset by a $281,000 loss from real estate operations and $3.9 million of goodwill amortization.

The following table sets forth information with respect to interest rate spread for the periods shown (thousands of dollars):

									    Twelve Months Ended June 30,
						      ---------------------------------------------------------------------------
								      1995                                  1994
						      ------------------------------------   ------------------------------------
						       Average                   Average      Average                   Average
						       Balance      Interest      Yield       Balance      Interest      Yield
						      ----------   ----------   ----------   ----------   ----------   ----------
Interest-earning assets:
  Cash equivalents                                    $   54,019   $    3,051         5.65%  $   57,376   $    1,859         3.24%
  Debt securities held to maturity                        89,347        6,427         7.19       74,457        5,012         6.73
  Debt securities available for sale                     524,120       34,469         6.58      633,680       37,404         5.90
  Loans receivable                                       941,388       82,475         8.76      843,449       73,565         8.72
  FHLB stock                                              16,049          855         5.33       16,564          681         4.11
						      ----------   ----------   ----------   ----------   ----------   ----------
Total interest-earning assets                         $1,624,923      127,277         7.83   $1,625,526      118,521         7.29
						      ==========   ----------   ----------   ==========   ----------   ----------
Interest-bearing liabilities:
  Deposits                                            $1,242,895       48,680         3.92   $1,250,614       44,900         3.59
  Securities sold under agreements to repurchase         207,799       12,292         5.92      259,713       11,272         4.34
  Advances from FHLB                                     106,221        6,003         5.65       66,842        3,137         4.69
  Notes payable                                            8,137          654         8.04        9,058          707         7.81
  Unsecured senior notes                                      --           --           --        1,277           81         6.34
						      ----------   ----------   ----------   ----------   ----------   ----------
Total interest-bearing liabilities                    $1,565,052       67,629         4.31   $1,587,504       60,097         3.78
						      ==========                             ==========
Cost of hedging activities                                                690         0.04                       117         0.01
								   ----------   ----------                ----------   ----------
Cost of funds                                                          68,319         4.35                    60,214         3.79
								   ----------   ----------                ----------   ----------
Capitalized and transferred interest                                       (2)          --                       (35)          --
								   ----------   ----------                ----------   ----------
Net interest income                                                $   58,960         3.48%               $   58,342         3.50%
								   ==========   ==========                ==========   ==========
Net yield on interest-earning assets                                                  3.63%                                  3.59%
										==========                             ==========

The net decrease in total debt securities was due primarily to $334 million of MBS sold during August of 1993 to fund the sale of the Arizona-based deposit liabilities. Average deposits also declined as a result of the sale.

Net loss from real estate operations of $1 million for the twelve months ended June 30, 1995 was primarily due to legal expenses related to an apartment complex which the Bank built and sold in 1989. The net loss from real estate operations of $431,000 for the comparable period ended June 30, 1994 included $602,000 in provisions for estimated losses on the Bank's real estate investments, partially offset by gains on the sale of a real estate development project in Nevada and a former branch facility in Arizona.
The decrease in net gains on sale of loans resulted from lower levels of 30-year fixed-rate loan originations due to a higher interest rate environment during the twelve-month period ended June 30, 1995, compared to the prior twelve-month period.

Deposit-related fees increased by $673,000 due to a higher deposit fee structure and an increased level of transaction accounts subject to fee assessment. Other income for the twelve months ended June 30, 1994 included the receipt of a legal settlement of $1.2 million ($780,000 net of tax).

General and administrative expenses declined $1.8 million for the twelve months ended June 30, 1995 compared to the same period in 1994 due principally to the Arizona sale.

ASSET QUALITY

LOAN IMPAIRMENT. On January 1, 1995, the Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." SFAS No. 114 requires the measurement of loan impairment to be based on the present value of expected future cash flows discounted at the loan's original effective interest rate or the fair value of the underlying collateral on collateral-dependent loans. SFAS No. 118 allows a creditor to use existing methods for recognizing interest income on nonimpaired loans.

Upon adoption of SFAS No. 114 in the first quarter of 1995, $2.9 million of in-substance foreclosed assets were reclassified on the Bank's consolidated statement of financial condition from real estate acquired through foreclosure (REO-F) to loans receivable as SFAS No. 114 eliminated the in-substance designation. No other financial statement impact resulted from the Bank's adoption of SFAS No. 114.

In general, under SFAS No. 114, interest income on impaired loans will continue to be recognized by the Bank on the accrual basis of accounting unless the loan is greater than 90 days delinquent with respect to principal or interest, or the loan has been partially or fully charged-off. Interest on loans greater than 90 days delinquent is generally recognized on a cash basis. Interest income on loans which have been fully or partially charged-off is generally recognized on a cost-recovery basis; that is, all proceeds from the loan payments are first applied as a reduction to principal before any income is recorded.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal. Interest income recognized and balances of impaired loans are as follows (thousands of dollars):


						Three Months       Six Months
						    Ended             Ended
						June 30, 1995     June 30, 1995
						-------------     -------------
Interest income recognized:
  Accrual basis                                   $     477         $   1,075
  Cash basis                                      $       6         $       8
Average balance outstanding on impaired loans*    $  21,200         $  22,500

*The outstanding balance of impaired loans at June 30, 1995 was $20,900.

NONPERFORMING ASSETS. Nonperforming assets are comprised of nonaccrual assets, restructured loans and REO-F. Nonaccrual assets are those on which management believes the timely collection of interest or principal is doubtful. Assets are transferred to nonaccrual status when payments of interest or principal are 90 days past due, or if, in management's opinion, the accrual of interest should be ceased sooner. There were no loans on accrual status which were over 90 days delinquent or past maturity as of June 30, 1995.

The following table summarizes nonperforming assets as of the dates indicated (thousands of dollars):

						   June 30,      December 31,
						     1995            1994
						 ------------    ------------
Nonaccrual loans past due 90 days or more:
  Mortgage loans:
    Construction and land                        $        471    $        576
    Permanent single-family residences                  4,267           5,517
    Other mortgage loans                                5,053           5,696
						 ------------    ------------
							9,791          11,789
  Nonmortgage loans                                       850             904
Restructured loans                                     10,297          16,768
						 ------------    ------------
      Total nonperforming loans                        20,938          29,461
Real estate acquired through foreclosure                4,030           7,631
						 ------------    ------------
      Total nonperforming assets                 $     24,968    $     37,092
						 ============    ============
Allowance for estimated credit losses            $     15,947    $     17,659
						 ============    ============
Allowance for estimated credit losses as a
  percentage of nonperforming loans                     76.16%          59.94%
						 ============    ============
Allowance for estimated credit losses as a
  percentage of nonperforming assets                    63.87%          47.61%
						 ============    ============

Restructured loans include $5.7 million of single-family residential loan modifications made to borrowers with earthquake-related damage in California. Federal agencies encouraged financial institutions to modify loan terms for certain borrowers who were affected by the earthquake which occurred in January 1994. The terms of these modifications were generally three- to six-month payment extensions with no negative credit reporting regarding the borrower. The reduction of $6.5 million in restructured loans was primarily due to a recent change in OTS regulations allowing for the removal of loans that have been performing for the prior twelve months and were not modified below a normal market rate.

CLASSIFIED ASSETS. OTS regulations require the Bank to classify certain assets and establish prudent valuation allowances. Classified assets are categorized as "substandard," "doubtful" and "loss." In addition, the Bank can designate an asset as "special mention." Impaired loans, as defined by SFAS No. 114, are included in substandard assets.

The following table sets forth the amounts of the Bank's classified assets and ratio of classified assets to total assets, net of allowances and charge-offs, as of the dates indicated (thousands of dollars):

					  June 30, 1995     December 31, 1994
				       ------------------   ------------------
						% of Total           % of Total
				       Balance    Assets    Balance    Assets
				       --------  --------   --------  --------
Substandard assets:
Loans:
  Single family residential            $  5,722      0.31%  $  6,882      0.38%
  Consumer                                1,103      0.06      1,297      0.07
  Commercial and multi-family mortgage   19,194      1.04     20,797      1.14
  Construction and land                     315      0.02        615      0.03
REO-F (net)                               4,030      0.22      7,631      0.42
Real estate held for investment           1,146      0.06      1,191      0.07
Investment                                   --        --     21,972      1.21
				       --------  --------   --------  --------
 Total                                 $ 31,510      1.71%  $ 60,385      3.32%
				       ========  ========   ========  ========

Classified assets decreased $28.9 million from December 31, 1994 to June 30, 1995 primarily as a result of $1.8 million of repayments in the investment security, an upgrade of the remaining $20.2 million investment security, $3.4 million in payoffs and paydowns of commercial real estate, a $1.9 million decrease in foreclosed real estate due to sales, and $818,000 of paydowns on residential loans.

The upgrade of the privately issued $20.2 million investment security from "substandard" to "special mention" is the result of the stabilization of delinquencies of the underlying loans and the market values of collateral supporting such loans, and management's analysis of the credit enhancement of the security versus loss estimates on the underlying loans. The Bank continues to receive scheduled monthly payments of principal and interest on this security.

Special mention assets increased from $32.2 million at December 31, 1994 to $47 million at June 30, 1995, primarily due to the upgrade of the investment security from substandard and the addition of a $1.5 million secured corporate loan, partially offset by paydowns of California residential loans, commercial real estate loans and commercial loans.

The largest substandard loan at June 30, 1995 was an $8.2 million apartment complex loan in Nevada. The Bank had three additional substandard loans at June 30, 1995 in excess of $1 million: two hotel loans and an apartment complex loan all located in Nevada. The largest foreclosed real estate asset held by the Bank at June 30, 1995 was a $1.4 million residential construction loan in California.

The Bank's largest investment in real estate classified as substandard at June 30, 1995, was a former bank branch in Arizona with a current book value of $816,000. The Bank's remaining real estate development projects classified as substandard have current book values of $195,000 and $135,000.

The geographic concentration of the Bank's classified assets at June 30, 1995 was 73 percent in Nevada, 21 percent in California, and 6 percent in Arizona.

It is the Bank's practice to charge-off all assets or portions the REO-F which it considers to be "loss." As a result, none of the Bank's assets, net of charge-offs, were classified as "loss" at June 30, 1995 and December 31, 1994. Also, none were classified as "doubtful" at either date.

The following tables set forth the Bank's charge-off experience for loans receivable and REO-F as well as real estate held for investment and debt securities by loan type (thousands of dollars):

									Net
					  Charge-Offs  Recoveries   Charge-Offs
					  -----------  -----------  -----------
Six Months Ended June 30, 1995:
- -------------------------------
Loans and REO-F:
  Single-family residential               $       501  $      (235) $       266
  Commercial and multi-family mortgage            126           --          126
  Construction/land                               252          (35)         217
  Nonmortgage                                   1,863         (438)       1,425
Real estate held for investment                   108           --          108
Debt securities                                 2,077           --        2,077
					  -----------  -----------  -----------
    Total net charge-offs                 $     4,927  $      (708) $     4,219
					  ===========  ===========  ===========

Six Months Ended June 30, 1994:
- -------------------------------
Loans and REO-F:
  Single-family residential               $       913  $      (368) $       545
  Commercial and multi-family mortgage            602          (99)         503
  Construction/land                               903          (11)         892
  Nonmortgage                                   1,934         (357)       1,577
Real estate held for investment                   811         (314)         497
					  -----------  -----------  -----------
    Total net charge-offs                 $     5,163  $    (1,149) $     4,014
					  ===========  ===========  ===========

PROVISIONS AND ALLOWANCES FOR LOAN AND REAL ESTATE LOSSES. On a regular basis, management evaluates the adequacy of the allowances for estimated losses on loans, debt securities, and real estate and establishes additions to the allowances through provisions to expense. The Bank utilizes a comprehensive internal asset review system and general valuation allowance methodology. General valuation allowances are established for unforeseen losses for each of the loan, debt securities, and real estate portfolios. Factors taken into account in determining the adequacy of allowances include review of existing risks in the portfolios, prevailing and anticipated economic conditions, actual loss experience and delinquencies. Reviews of the quality of the Bank's loan, debt securities, and real estate portfolios by the Risk Management Committee, and examinations by regulatory authorities, are performed periodically.

Charge-offs are recorded on particular assets when it is determined that the present value of expected cash flows or fair value of the underlying collateral of an asset is below its carrying value. When a loan is foreclosed, the asset is written down to fair value based on a current appraisal of the subject property.

Activity in the allowances for losses on loans, debt securities, investments in real estate, and foreclosed real estate is summarized as follows (thousands of dollars):

								       Foreclosed
								     Real Estate and  Investments
					    Debt         Impaired      Nonimpaired        In
					 Securities        Loans          Loans       Real Estate       Total
					 -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1994*            $        --    $     3,038    $    14,621    $       476    $    18,135
  Transfer                                     3,077             --         (3,077)            --             --
  Provisions for estimated losses                 --           (691)         4,090            368          3,767
  Charge-offs, net of recoveries              (2,077)           (80)        (1,954)          (108)        (4,219)
					 -----------    -----------    -----------    -----------    -----------
Balance at June 30, 1995                 $     1,000    $     2,267    $    13,680    $       736    $    17,683
					 ===========    ===========    ===========    ===========    ===========

Balance at March 31, 1995                $        --    $     2,754    $    15,351    $       799    $    18,904
  Transfer                                     3,077             --         (3,077)            --             --
  Provisions for estimated losses                 --           (452)         2,487             22          2,057
  Charge-offs, net of recoveries              (2,077)           (35)        (1,081)           (85)        (3,278)
					 -----------    -----------    -----------    -----------    -----------
Balance at June 30, 1995                 $     1,000    $     2,267    $    13,680    $       736    $    17,683
					 ===========    ===========    ===========    ===========    ===========

								     Total Loans and  Investments
					    Debt         Impaired      Foreclosed         In
					 Securities        Loans       Real Estate    Real Estate       Total
					 -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1993             $        --    $       n/a    $    16,251    $       935    $    17,186
  Provisions for estimated losses                 --            n/a          3,709             47          3,756
  Charge-offs, net of recoveries                  --            n/a         (3,517)          (497)        (4,014)
					 -----------    -----------    -----------    -----------    -----------
Balance at June 30, 1994                 $        --    $       n/a    $    16,443    $       485    $    16,928
					 ===========    ===========    ===========    ===========    ===========

Balance at March 31, 1994                $        --    $       n/a    $    15,563    $       541    $    16,104
  Provisions for estimated losses                 --            n/a          2,275           (367)         1,908
  Charge-offs, net of recoveries                  --            n/a         (1,395)           311         (1,084)
					 -----------    -----------    -----------    -----------    -----------
Balance at June 30, 1994                 $        --    $       n/a    $    16,443    $       485    $    16,928
					 ===========    ===========    ===========    ===========    ===========

*   Balances for impaired loans and foreclosed real estate and nonimpaired loans at December 31, 1994, have been reclassified to reflect adoption of SFAS No. 114.

During the second quarter of 1995, the Bank transferred $4.4 million of its allowance for estimated credit losses affiliated with loans to separate allowances for credit losses affiliated with REO-F and debt securities. Of this amount, $1.3 million was transferred to the REO-F allowance for losses and $3.1 million was transferred to the allowance for losses on debt securities. Prior to the second quarter, the evaluation of the adequacy of the Bank's allowance for estimated credit losses affiliated with loans receivable incorporated estimates for losses in the foreclosed real estate and debt security portfolios, but were not deemed material enough to be segregated as separate allowances. Additionally, prior to the second quarter, no credit losses had been experienced in the debt security portfolio. Losses in the foreclosed real estate portfolio subsequent to foreclosure had been accounted for as loan losses.

In 1991, the Bank purchased $10 million of adjustable-rate mortgage-backed securities (MBS) issued by the Resolution Trust Corporation (RTC). The securities were rated AA by Standard & Poor's (S&P) and Aa2 by Moody's on the date of issuance and purchase. When the Bank implemented SFAS No. 115 on December 31, 1993, these securities were designated as held to maturity. The securities still were rated AA and Aa2 at that time. At December 31, 1994 and March 31, 1995, the securities were performing according to their contractual terms, and all realized losses from the disposition of REO-F were being absorbed by a credit enhancement feature. In April 1995, Moody's and S&P lowered their ratings on the securities to below investment grade ratings of Ba3 and BB, respectively. As a result of this deterioration, the Bank determined that the securities should be considered "other than temporarily" impaired under the provisions of SFAS No. 115. A pretax loss of $1.9 million was recorded as a credit-related charge-off through the general valuation allowance for debt securities. In June 1995, the Bank sold these securities. No additional loss was recorded at the time of the sale.

Also during the quarter, the Bank sold a $1.5 million security from its available for sale portfolio at a loss of $181,000. The security was a privately issued mortgage-backed security whose credit rating was downgraded to Baa3 during April 1995. As a result of the downgrade, the Bank sold the security and recorded the loss as a credit related charge-off to the general valuation allowance for debt securities.

The loan and foreclosed real estate charge-offs were primarily attributable to consumer loan charge-offs of $1.4 million and $267,000 in single family residential loan charge-offs. The Bank's quarterly analysis required no significant change in the allowance for estimated credit losses at June 30, 1995 from December 31, 1994.

Regulatory Matters
- ------------------

The deposit accounts of savings associations, including those of PriMerit, are insured to the maximum extent permitted by law by the FDIC through the SAIF. The deposit accounts of commercial banks are separately insured by the FDIC through the bank insurance fund (BIF). Commercial banks and savings associations are separately assessed annual deposit insurance premiums ranging from 23 to 31 cents per $100 of deposits until each separate fund is capitalized at 1.25 percent of insured deposits. The BIF has reached this required level of capitalization, while the SAIF is not expected to reach this level of capitalization for several years.

In August 1995, the FDIC reduced the deposit insurance premiums paid by most commercial banks insured by BIF to four cents per $100 of deposits. This regulatory change will give commercial banks a competitive advantage over savings associations and place additional pressure on the SAIF.

A number of plans have been proposed in Congress to deal with the undercapitalization of the SAIF. Several proposals provide for a one-time special assessment on SAIF-insured deposits to fully capitalize the SAIF to
1.25 percent of insured deposits. These proposals would subsequently reduce annual premiums to levels similar to those of BIF-insured commercial banks and eventually merge the BIF and SAIF insurance funds. The Bank is unable to predict if these proposals, or other proposals, will ultimately be approved by Congress.

Assuming a one-time special assessment was approved by Congress and became law in 1995 and was immediately charged against results of operations, the one-time assessment would, most likely, have a material impact on the Bank's 1995 results of operations. However, management believes the Bank would continue to be classified as "well-capitalized" under fully phased-in FDICIA capital rules.
In addition, the Bank would not face any liquidity issues as a result of a one-time assessment.

			 PART II - OTHER INFORMATION
			 ---------------------------

ITEMS 1-3   None

ITEM 4      Submission of Matters to a Vote of Security Holders

	    The Company's Annual Meeting of Shareholders was held on May 11, 1995. Matters voted upon and the results of the voting were as follows:

	      (1) The eleven directors nominated were reelected by shareholders.

	      (2) The selection of Arthur Andersen LLP to audit the financial statements of the Company and its subsidiaries for 1995 was approved. Shareholders voted 18,134,696 shares in favor, 224,765 opposed, and 272,510 abstentions.

ITEM 5      None

ITEM 6      Exhibits and Reports on Form 8-K

	    (a) The following document is filed as part of this report on Form 10-Q:

		 Exhibit 27 - Financial Data Schedule (filed electronically only)

		 Exhibit 99 - Financial Analyst Report - Second Quarter 1995

	    (b)  Reports on Form 8-K - None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






						Southwest Gas Corporation
					   -----------------------------------
						       (Registrant)






Date:  August 11, 1995







						 /s/ Edward A. Janov
					---------------------------------------
						    Edward A. Janov
					Controller and Chief Accounting Officer