Form 10-Q
period 1995-09-30
SOUTHWEST GAS CORP
filed 1995-11-09
CIK 92416

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  Form 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995

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

     Common Stock, $1 Par Value, 24,320,288 shares as of November 1, 1995


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                  PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


The condensed consolidated financial statements included herein have been prepared by Southwest Gas Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring items necessary for a fair presentation of the results for the interim periods, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K, and 1995 quarterly reports on Form 10-Q.

                                SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                         (Thousands of dollars)
                                              (Unaudited)
                                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                                1995             1994
                                                                            -------------    ------------
             ASSETS
Cash and cash equivalents                                                    $    126,949    $    129,998
Debt securities available for sale                                                462,669         529,400
Debt securities held to maturity (fair value of $87,491 and $99,403)               88,325         101,880
Loans receivable, net of allowance for estimated losses of
 $16,035 and $17,659                                                            1,044,479         936,037
Loans receivable held for sale (fair value of $4,262 and $2,135)                    4,193           2,114
Receivables, less reserves for uncollectibles                                      38,860         105,438
Gas utility property, net of accumulated depreciation                           1,103,282       1,035,916
Other property, net of accumulated depreciation                                    36,386          35,605
Excess of cost over net assets acquired                                            62,744          65,640
Other assets                                                                      117,076         147,965
                                                                             ------------    ------------
                                                                             $  3,084,963    $  3,089,993
                                                                             ============    ============

 LIABILITIES & STOCKHOLDERS' EQUITY

Deposits                                                                     $  1,246,856    $  1,239,949
Securities sold under agreements to repurchase                                    221,683         281,935
Deferred income taxes and tax credits, net                                        122,606         133,531
Accounts payable and other accrued liabilities                                    208,108         208,691
Short-term debt                                                                    56,000          92,000
Long-term debt, including current maturities                                      858,475         790,798
                                                                             ------------    ------------
                                                                                2,713,728       2,746,904
                                                                             ------------    ------------

Preferred stock, including current maturities                                       4,000           4,000
                                                                             ------------    ------------

Common stock
 Authorized - 30,000,000 shares;
 Issued and outstanding - 24,229,734 shares and 21,281,717 shares                  25,860          22,912
Additional paid-in capital                                                        310,853         273,217
Unrealized gain (loss), net of tax, on debt securities available for sale             694          (9,467)
Retained earnings                                                                  29,828          52,427
                                                                             ------------    ------------
                                                                                  367,235         339,089
                                                                             ------------    ------------
                                                                             $  3,084,963    $  3,089,993
                                                                             ============    ============

             The accompanying notes are an integral part of these statements.

                                          SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                           (In thousands, except per share amounts)
                                                          (Unaudited)
                                                     THREE MONTHS ENDED         NINE MONTHS ENDED        TWELVE MONTHS ENDED
                                                        SEPTEMBER 30,             SEPTEMBER 30,             SEPTEMBER 30,
                                                   -----------------------   -----------------------   -----------------------
                                                      1995         1994         1995         1994         1995         1994
                                                   ----------   ----------   ----------   ----------   ----------   ----------
Operating revenues:
 Gas operating revenues                            $   91,433   $   92,245   $  417,143   $  408,021   $  608,604   $  580,080
 Financial services interest income                    33,394       29,894       99,406       87,063      130,777      116,534
 Other                                                  2,608        2,156        8,277        8,543        9,916       12,078
                                                   ----------   ----------   ----------   ----------   ----------   ----------
                                                      127,435      124,295      524,826      503,627      749,297      708,692
                                                   ----------   ----------   ----------   ----------   ----------   ----------
Operating expenses:
 Net cost of gas purchased                             30,973       34,411      184,639      179,846      254,716      235,934
 Financial services interest expense, net              18,503       14,867       55,279       43,116       71,953       57,779
 Operating expense                                     43,962       43,006      132,863      125,988      176,712      167,268
 Maintenance expense                                    8,272        8,125       24,433       22,188       32,443       29,588
 Provision for estimated credit losses                  1,588        1,498        5,355        5,254        7,494        6,936
 Depreciation, depletion and amortization              18,244       16,191       52,982       48,593       69,441       64,330
 Taxes other than income taxes                          6,889        6,314       20,576       19,055       27,270       25,324
 Other                                                  4,579        4,582       13,437       13,159       17,682       17,806
                                                   ----------   ----------   ----------   ----------   ----------   ----------
                                                      133,010      128,994      489,564      457,199      657,711      604,965
                                                   ----------   ----------   ----------   ----------   ----------   ----------
Operating income (loss)                                (5,575)      (4,699)      35,262       46,428       91,586      103,727
                                                   ----------   ----------   ----------   ----------   ----------   ----------
Other income and (expenses):
 Net interest deductions                              (15,705)     (14,677)     (46,883)     (42,087)     (62,131)     (55,238)
 Other income (deductions), net                          (272)         386         (403)        (994)        (803)     (15,105)
                                                   ----------   ----------   ----------   ----------   ----------   ----------
                                                      (15,977)     (14,291)     (47,286)     (43,081)     (62,934)     (70,343)
                                                   ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes                     (21,552)     (18,990)     (12,024)       3,347       28,652       33,384
Income tax expense (benefit)                           (8,721)      (7,825)      (4,497)       1,583       11,642       12,923
                                                   ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss)                                     (12,831)     (11,165)      (7,527)       1,764       17,010       20,461
Preferred/preference stock dividend requirements           95          138          285          415          380          554
                                                   ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss) applicable to common stock       $  (12,926)  $  (11,303)  $   (7,812)  $    1,349   $   16,630   $   19,907
                                                   ==========   ==========   ==========   ==========   ==========   ==========
Earnings (loss) per share of common stock          $    (0.54)  $    (0.54)  $    (0.34)  $     0.06   $     0.74   $     0.95
                                                   ==========   ==========   ==========   ==========   ==========   ==========
Dividends paid per share of common stock           $    0.205   $    0.205   $    0.615   $    0.595   $     0.82   $     0.79
                                                   ==========   ==========   ==========   ==========   ==========   ==========
Average number of common shares outstanding            24,062       21,067       22,768       21,040       22,370       21,008
                                                   ==========   ==========   ==========   ==========   ==========   ==========

           The accompanying notes are an integral part of these statements.

                                     SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Thousands of dollars)
                                                    (Unaudited)
                                                                       NINE MONTHS ENDED        TWELVE MONTHS ENDED
                                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                                    -----------------------   -----------------------
                                                                       1995         1994         1995         1994
                                                                    ----------   ----------   ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income (loss)                                                  $   (7,527)  $    1,764   $   17,010   $   20,461
 Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
  Depreciation, depletion and amortization                              52,982       48,593       69,441       64,330
  Provision for estimated losses                                         5,355        5,254        7,494        6,936
  Change in unrecovered purchased gas costs                             50,971       11,000       48,985      (13,250)
  Change in deferred income taxes                                      (15,296)     (14,568)      (8,940)     (10,868)
  Change in deferred charges and credits                                 5,710        7,929       (3,190)      12,013
  Change in noncash working capital                                     30,462       42,794          820       28,502
  Other                                                                 (1,159)       1,112       (1,068)      13,953
                                                                    ----------   ----------   ----------   ----------
  Net cash provided by operating activities                            121,498      103,878      130,552      122,077
                                                                    ----------   ----------   ----------   ----------

CASH FLOW FROM INVESTING ACTIVITIES:
 Construction expenditures                                            (119,193)     (99,873)    (163,946)    (136,645)
 Loan originations, net of repayments                                 (136,824)    (113,370)    (178,478)    (160,879)
 Sales of loans and loan servicing rights                               25,427       40,786       30,731       63,105
 Purchases of debt securities                                               --     (205,351)     (90,998)    (251,239)
 Proceeds from sale of debt securities                                   7,538        5,074        7,538       10,172
 Maturities and repayment of debt securities                            84,938      226,961      149,724      311,268
 Proceeds from sales of real estate acquired through foreclosure         5,424        3,713        5,759       16,066
 Other                                                                   4,766         (915)       9,051       (1,935)
                                                                    ----------   ----------   ----------   ----------
  Net cash used in investing activities                               (127,924)    (142,975)    (230,619)    (150,087)
                                                                    ----------   ----------   ----------   ----------

CASH FLOW FROM FINANCING ACTIVITIES:
 Issuance of common stock                                               40,584        2,299       43,058        4,734
 Dividends paid                                                        (14,468)     (12,932)     (18,946)     (17,204)
 Issuance of long-term debt                                            122,107       36,400      190,607       53,309
 Retirement of long-term debt                                          (54,430)      (3,255)     (58,142)      (3,178)
 Issuance (repayment) of short-term debt                               (36,000)       1,000      (31,000)      26,000
 Change in deposit accounts                                              6,907       43,698       (4,694)      53,539
 Proceeds from repurchase agreements/other borrowings                  600,055      354,860      526,528      564,860
 Repayment of repurchase agreements/other borrowings                  (660,307)    (388,421)    (530,325)    (644,821)
 Other                                                                  (1,071)        (686)      (5,278)      (7,050)
                                                                    ----------   ----------   ----------   ----------
  Net cash provided by financing activities                              3,377       32,963      111,808       30,189
                                                                    ----------   ----------   ----------   ----------
  Net change in cash and cash equivalents                               (3,049)      (6,134)      11,741        2,179
 Balance at beginning of period                                        129,998      121,342      115,208      113,029
                                                                    ----------   ----------   ----------   ----------
 Balance at end of period                                           $  126,949   $  115,208   $  126,949   $  115,208
                                                                    ==========   ==========   ==========   ==========

Supplemental disclosures of cash flow information
 Cash paid during the period for:
  Interest, net of amounts capitalized                              $   66,705   $   54,071   $   82,322   $   66,377
  Income taxes, net of refunds                                          26,143        2,425       25,850       (2,713)

             The accompanying notes are an integral part of these statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summarized Consolidated Financial Statement Data

Summarized consolidated financial statement data for PriMerit Bank is presented below:

                        CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                         (Thousands of dollars)
                                              (Unaudited)
                                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                                1995             1994
                                                                            -------------    -------------

                      ASSETS
Cash and due from banks                                                     $      34,096    $      35,262
Cash equivalents                                                                   85,634           88,660
Debt securities available for sale                                                462,669          529,400
Debt securities held to maturity, net of allowance for
  estimated losses of $1,000 at September 30, 1995
   (fair value of $87,491 and $99,403)                                             88,325          101,880
Loans receivable, net of allowance for estimated credit
  losses of $16,035 and $17,659                                                 1,044,479          936,037
Loans receivable held for sale (fair value of $4,262
  and $2,135)                                                                       4,193            2,114
Real estate acquired through foreclosure, net of allowance for
  estimated losses of $208 at September 30, 1995                                    2,745            7,631
Real estate held for sale or development, net of allowance for
  estimated losses of $719 and $476                                                   409              771
FHLB stock, at cost                                                                10,912           17,277
Excess of cost over net assets acquired                                            62,744           65,640
Other assets                                                                       28,326           31,649
                                                                            -------------    -------------
                                                                            $   1,824,532    $   1,816,321
                                                                            =============    =============

       LIABILITIES AND STOCKHOLDER'S EQUITY

Deposits                                                                    $   1,246,856    $   1,239,949
Securities sold under agreements to repurchase                                    221,683          281,935
Advances from FHLB                                                                139,400           99,400
Notes payable                                                                       8,065            8,135
Other liabilities                                                                  26,684           20,514
                                                                            -------------    -------------
                                                                                1,642,688        1,649,933
                                                                            -------------    -------------
Stockholder's equity
   Common stock                                                                        57               57
   Additional paid-in capital                                                     160,442          160,442
   Unrealized gain (loss), net of tax, on debt
     securities available for sale                                                    694           (9,467)
   Retained earnings                                                               20,651           15,356
                                                                            -------------    -------------
                                                                                  181,844          166,388
                                                                            -------------    -------------
                                                                            $   1,824,532    $   1,816,321
                                                                            =============    =============

                                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                    (Thousands of dollars)
                                                          (Unaudited)
                                                          THREE MONTHS ENDED         NINE MONTHS ENDED        TWELVE MONTHS ENDED
                                                             SEPTEMBER 30,             SEPTEMBER 30,             SEPTEMBER 30,
                                                        -----------------------   -----------------------   -----------------------
                                                           1995         1994         1995         1994         1995         1994
                                                        ----------   ----------   ----------   ----------   ----------   ----------
Interest income                                         $   33,394   $   29,894   $   99,406   $   87,063   $  130,777   $  116,534
Interest expense                                            18,503       14,867       55,279       43,116       71,953       57,779
                                                        ----------   ----------   ----------   ----------   ----------   ----------
  Net interest income                                       14,891       15,027       44,127       43,947       58,824       58,755
Provision for estimated credit losses                       (1,604)      (1,493)      (5,003)      (5,202)      (7,031)      (6,369)
                                                        ----------   ----------   ----------   ----------   ----------   ----------
  Net interest income after provision for credit losses     13,287       13,534       39,124       38,745       51,793       52,386
                                                        ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss) from real estate operations                    1         (108)        (316)           2         (930)        (596)
                                                        ----------   ----------   ----------   ----------   ----------   ----------
Gain on sale of loans                                          433          179          736          543          791          857
Loss on sale of loans                                          (62)         (20)         (63)        (289)        (125)        (324)
Net gain on sale of debt securities                             --            1          970           34          970          134
Gain (loss) on secondary marketing hedging activities          (18)          (6)         (48)         316           25          328
Loan-related fees                                              356          133          907          799        1,273          932
Deposit-related fees                                         1,886        1,923        5,616        5,154        7,250        6,855
Gain on sale of credit cards                                    --           --           --        1,690           (1)       1,690
Gain on sale - Arizona branches                                 --           --           --           --           --          538
Other income                                                    28           49          123          242          200        1,635
                                                        ----------   ----------   ----------   ----------   ----------   ----------
  Total noninterest income                                   2,623        2,259        8,241        8,489       10,383       12,645
                                                        ----------   ----------   ----------   ----------   ----------   ----------
General and administrative expenses                         11,306       11,116       33,632       32,877       44,263       44,978
Amortization of cost in excess of net assets acquired          965          965        2,896        2,896        3,861        3,861
                                                        ----------   ----------   ----------   ----------   ----------   ----------
    Total noninterest expense                               12,271       12,081       36,528       35,773       48,124       48,839
                                                        ----------   ----------   ----------   ----------   ----------   ----------
Income before income taxes                                   3,640        3,604       10,521       11,463       13,122       15,596
Income tax expense                                           1,625        1,627        4,726        5,121        5,996        6,936
                                                        ----------   ----------   ----------   ----------   ----------   ----------
  Net income                                            $    2,015   $    1,977   $    5,795   $    6,342   $    7,126   $    8,660
                                                        ==========   ==========   ==========   ==========   ==========   ==========
  Contribution to consolidated net income (loss) (a)    $      522   $      746   $    1,328   $    2,676   $    1,429   $    3,763
                                                        ==========   ==========   ==========   ==========   ==========   ==========

(a) Includes after-tax allocation of costs from parent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is comprised of two business segments: natural gas operations and financial services. The gas segment purchases, transports and distributes natural gas to residential, commercial and industrial customers in geographically diverse portions of Arizona, Nevada and California. The financial services segment consists of PriMerit Bank (the Bank), a wholly owned subsidiary, which is engaged in retail and commercial banking. The Bank's principal business is to attract deposits from the general public and make consumer and commercial loans secured by real estate and other collateral. For the twelve months ended September 30, 1995, the natural gas operations segment contributed $15.6 million and the financial services segment contributed $1.4 million, resulting in consolidated net income of $17 million.

CONSOLIDATED CAPITAL RESOURCES AND LIQUIDITY

The capital requirements and resources of the Company generally are determined independently for the natural gas operations and financial services segments. Each segment is generally responsible for securing its own financing sources.

In February 1995, Standard and Poor's (S&P) reaffirmed the Company's unsecured long-term debt rating at BBB-. S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default). According to S&P, the BBB-rating indicates the debt is regarded as having an adequate capacity to pay interest and repay principal.

In November 1994, Moody's upgraded the Company's unsecured long-term debt rating from Ba1 to Baa3. Moody's debt ratings range from Aaa (best quality) to C (lowest quality). Moody's applies a Baa3 rating to obligations which are considered medium grade obligations, i.e., they are neither highly protected nor poorly secured.

In September 1995, Duff & Phelps upgraded the Company's long-term unsecured debt from BB+ to BBB-. Duff & Phelps debt ratings range from AAA (highest credit quality) to DD (defaulted debt obligation). The Duff & Phelps rating of BBB- indicates that the Company's credit quality is considered sufficient for prudent investment.

A security rating is not a recommendation to buy, sell or hold a security, and it is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

See separate discussions of the capital resources and liquidity for each segment.

RESULTS OF CONSOLIDATED OPERATIONS

Quarterly Analysis
------------------
                                       Contribution to Consolidated Net Loss
                                          Three Months Ended September 30,
                                       -------------------------------------
                                               (Thousands of dollars)
                                          1995                        1994
                                       ---------                   ---------
Natural gas operations segment         $ (13,353)                  $ (11,911)
Financial services segment                   522                         746
                                       ---------                   ---------
Consolidated net loss                  $ (12,831)                  $ (11,165)
                                       =========                   =========

Loss per share during the quarter ended September 30, 1995 was $0.54, compared to a net loss of $0.54 per share recorded for the quarter ended September 30, 1994. Average common shares outstanding increased by approximately three million shares from the prior period, primarily as a result of a common stock offering completed in May 1995. See separate discussions of each business segment for an analysis of these changes.

Nine-Month Analysis
-------------------
                                 Contribution to Consolidated Net Income (Loss)
                                         Nine Months Ended September 30,
                                 ---------------------------------------------
                                             (Thousands of dollars)
                                    1995                                1994
                                 ---------                            --------
Natural gas operations segment   $  (8,855)                           $   (912)
Financial services segment           1,328                               2,676
                                 ---------                            --------
Consolidated net income (loss)   $  (7,527)                           $  1,764
                                 =========                            ========

Loss per share during the nine months ended September 30, 1995, was $0.34, a $0.40 decrease from the earnings per share of $0.06 recorded for the nine months ended September 30, 1994. Average shares outstanding increased 1.7 million shares between periods. See separate discussions of each business segment for an analysis of these changes.

Twelve-Month Analysis
---------------------
                                   Contribution to Consolidated Net Income
                                      Twelve Months Ended September 30,
                                   ---------------------------------------
                                            (Thousands of dollars)
                                     1995                            1994
                                   ---------                       ---------
Natural gas operations segment     $  15,581                       $  16,698
Financial services segment             1,429                           3,763
                                   ---------                       ---------
Consolidated net income            $  17,010                       $  20,461
                                   =========                       =========

Earnings per share for the twelve months ended September 30, 1995 were $0.74, a $0.21 decrease from earnings per share of $0.95 recorded for the twelve months ended September 30, 1994. Average shares outstanding increased
1.4 million shares between periods. See separate discussions of each business segment for an analysis of these changes.

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

The Company purchases, transports and distributes natural gas to approximately 998,000 residential, commercial and industrial customers within its three-state service territory, of which 59 percent are in Arizona, 30 percent are in Nevada, and 11 percent are in California. During the twelve months ended September 30, 1995, the Company earned 60 percent of its operating margin from residential customers, 24 percent from commercial customers, and 16 percent from industrial and other customers. During this same period, 58 percent of operating margin was earned in Arizona, 31 percent in Nevada and 11 percent in California. These patterns are consistent with prior years and are expected to continue.

For the twelve months ended September 30, 1995, the Company's natural gas construction expenditures totaled $160 million, a 19 percent increase when compared to $134 million of construction expenditures for the same period ended a year ago. The increase is attributed to the investment in new transmission and distribution plant in Arizona, Nevada, and California to meet the demand from the Company's growing customer base.

CAPITAL RESOURCES AND LIQUIDITY

The Company currently estimates that the total financing requirements for the gas segment for the three-year period ending December 31, 1997, will be approximately $425 million. Of this amount, construction expenditures will approximate $410 million, and debt maturities and repayments and other cash requirements will approximate $15 million. It is currently estimated that cash flows from operating activities (net of dividends) will generate approximately one-half of the gas segment's total financing requirements during the three-year period ending December 31, 1997. A portion of the remaining financing requirements will be provided by $83 million of funds held in trust at December 31, 1994, from the issuance of 1993 Clark County, Nevada, Series A and 1993 City of Big Bear Lake, California, Series A industrial development revenue bonds (IDRB). At September 30, 1995, $53 million of IDRB funds remain in trust.

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

In May 1995, the Company completed an offering of 2.1 million primary shares of common stock. The net proceeds from this offering were $28.5 million after deducting underwriting discounts, commissions, and expenses. The proceeds were used to repay a portion of short-term borrowings incurred to finance utility construction, and to finance construction, completion, extension or improvement of the Company's facilities.

In October 1995, the Securities and Exchange Commission declared effective a $270 million shelf registration statement filed by the Company. This registration statement replaced a $300 million shelf registration statement which became effective in October 1994. Under the new registration statement, the Company may offer, up to the registered amount, any combination of debt securities, preferred stock, depositary shares, common stock, and preferred securities. Subsequently, Southwest Gas Capital I (the Trust), a subsidiary of the Company, completed an offering of 2.4 million 9.125% preferred securities. The Trust was formed for the sole purpose of issuing preferred securities and investing the proceeds thereof in an equivalent amount of subordinated debt of the Company. The net proceeds from the offering were $57.8 million after deducting underwriting discounts, commissions, and expenses. The proceeds were used to repay short-term borrowings incurred to finance utility construction.

RESULTS OF NATURAL GAS OPERATIONS

Quarterly Analysis
------------------
                                                        Three Months Ended
                                                           September 30,
                                                     ------------------------
                                                      (Thousands of dollars)
                                                        1995          1994
                                                     ----------    ----------
Gas operating revenues                               $   91,433    $   92,245
Net cost of gas                                          30,973        34,411
                                                     ----------    ----------
  Operating margin                                       60,460        57,834
Operations and maintenance expense                       46,565        45,624
Depreciation and amortization                            16,326        14,293
Taxes other than income taxes                             6,784         6,220
                                                     ----------    ----------
  Operating loss                                         (9,215)       (8,303)
Other income (expense), net                                (272)          386
                                                     ----------    ----------
  Loss before interest and income taxes                  (9,487)       (7,917)
Net interest deductions                                  15,705        14,677
Income tax expense (benefit)                            (10,346)       (9,452)
                                                     ----------    ----------
  Net loss before allocation to the Bank                (14,846)      (13,142)
Carrying costs allocated to the Bank, net of tax          1,493         1,231
                                                     ----------    ----------
Contribution to consolidated net loss                $  (13,353)   $  (11,911)
                                                     ==========    ==========

Contribution to consolidated net loss increased $1.4 million compared to the third quarter of 1994. Costs incurred as a result of customer growth continue to outpace the growth in margin. These costs include higher operating expenses and net interest deductions. Operating margin increased
$2.6 million, or five percent, when compared to the same period ended a year ago. The increase is attributed to customer growth in all service areas and rate relief in the California rate jurisdictions.

Operations and maintenance expenses increased $941,000, or two percent, reflecting increases in labor and maintenance costs, including the incremental expenses associated with meeting the needs of the Company's growing customer base.

Depreciation expense and general taxes increased $2.6 million, or 13 percent, primarily due to an increase in average gas plant in service of $137 million, or ten percent, compared to the third quarter of 1994. This increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Net interest deductions increased $1 million, or seven percent, over the third quarter of 1994. Average debt outstanding during the current quarter increased five percent, and consisted of a $77 million increase in average long-term debt, net of funds held in trust, partially offset by a $40 million decrease in average short-term debt. The increase in debt is attributed primarily to borrowings for construction expenditures, including the drawdown of a portion of IDRB funds previously held in trust. Higher interest rates on variable-rate debt also contributed to the increase in net interest deductions.

Nine-Month Analysis
-------------------
                                                        Nine Months Ended
                                                          September 30,
                                                     -----------------------
                                                     (Thousands of dollars)
                                                        1995         1994
                                                     ----------   ----------
Gas operating revenues                               $  417,143   $  408,021
Net cost of gas                                         184,639      179,846
                                                     ----------   ----------
  Operating margin                                      232,504      228,175
Operations and maintenance expense                      140,287      131,732
Depreciation and amortization                            47,204       42,722
Taxes other than income taxes                            20,272       18,756
                                                     ----------   ----------
  Operating income                                       24,741       34,965
Other income (expense), net                                (403)        (994)
                                                     ----------   ----------
  Income before interest and income taxes                24,338       33,971
Net interest deductions                                  46,883       42,087
Income tax expense (benefit)                             (9,223)      (3,538)
                                                     ----------   ----------
  Net income before allocation to the Bank              (13,322)      (4,578)
Carrying costs allocated to the Bank, net of tax          4,467        3,666
                                                     ----------   ----------
Contribution to consolidated net income (loss)       $   (8,855)  $     (912)
                                                     ==========   ==========

Contribution to consolidated net loss increased $7.9 million, compared to the nine months ended September 1994. This was the result of unseasonably warm weather during the first quarter and increased operating costs and net interest deductions incurred due to the continued expansion and upgrading of the gas system to accommodate the Company's growth.

Operating margin increased two percent during the nine months ended September 1995, compared to the same period in 1994. Margin increases from continued customer growth and authorized rate relief in California and southern Arizona were offset by the effects of unseasonably warm weather during the first quarter of 1995 in the Company's three largest operating areas: Phoenix, Las Vegas and Tucson.

Operations and maintenance expenses increased $8.6 million, or six percent, reflecting increases in labor and maintenance costs along with incremental operating expenses associated with meeting the needs of the Company's growing customer base.

Depreciation expense and general taxes increased $6 million, or ten percent, primarily due to an increase in average gas plant in service of $124 million, or nine percent. This increase reflects capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth within the Company's service area.

Net interest deductions increased $4.8 million, or 11 percent, over the prior period. Average debt outstanding during the period increased ten percent compared to the corresponding period in 1994, and consisted of a $76 million increase in average long-term debt, net of funds held in trust, partially offset by a $12 million decrease in average short-term debt. The increase in debt is attributed primarily to borrowings for construction expenditures, including the drawdown of IDRB funds previously held in trust. Higher interest rates on variable-rate debt also contributed to the increase in net interest deductions.

Twelve-Month Analysis
---------------------
                                                       Twelve Months Ended
                                                          September 30,
                                                     -----------------------
                                                      (Thousands of dollars)
                                                        1995         1994
                                                     ----------   ----------
Gas operating revenues                               $  608,604   $  580,080
Net cost of gas                                         254,716      235,934
                                                     ----------   ----------
  Operating margin                                      353,888      344,146
Operations and maintenance expense                      186,808      174,715
Depreciation and amortization                            61,755       56,439
Taxes other than income taxes                            26,861       24,862
                                                     ----------   ----------
  Operating income                                       78,464       88,130
Other income (expense), net                                (803)     (15,105)
                                                     ----------   ----------
  Income before interest and income taxes                77,661       73,025
Net interest deductions                                  62,131       55,238
Income tax expense                                        5,646        5,986
                                                     ----------   ----------
  Net income before allocation to the Bank                9,884       11,801
Carrying costs allocated to the Bank, net of tax          5,697        4,897
                                                     ----------   ----------
Contribution to consolidated net income              $   15,581   $   16,698
                                                     ==========   ==========

Contribution to consolidated net income decreased $1.1 million, or seven percent, compared to the twelve months ended September 1994. Increases in operating expenses and net interest deductions offset an increase in operating margin during the current twelve-month period. However, the recognition of the Arizona pipe replacement program disallowances had a significant negative impact on net income for the twelve months ended September 1994 (see discussion below).

Operating margin increased $9.7 million, or three percent, during the twelve months ended September 1995. This increase was due to continued customer growth in the Company's service areas combined with rate relief in the Company's southern Arizona and California rate jurisdictions.

Operations and maintenance expenses increased $12.1 million, or seven percent, reflecting increases in labor and maintenance costs along with incremental operating expenses associated with meeting the needs of the Company's growing customer base.

Depreciation expense and general taxes increased $7.3 million, or nine percent, primarily due to an increase in average gas plant in service of $113 million, or eight percent. This increase reflects the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Other expenses for the twelve months ended September 1994 include a cumulative $19.1 million write-off in gross plant related to the central and southern Arizona pipe replacement programs, the result of a regulatory mandate. The impact of these disallowances, net of accumulated depreciation, tax benefits and other related items, was a noncash reduction to net income of $9.6 million.

Net interest deductions increased $6.9 million, or 12 percent, over the prior period. Average total debt outstanding during the period increased 10 percent compared to the corresponding period in 1994, and consisted of a $67 million increase in average long-term debt, net of funds held in trust, partially offset by a $2 million decrease in average short-term debt. The increase in debt is attributed primarily to borrowings for construction expenditures and operating activities as well as the drawdown of IDRB funds previously held in trust. Higher interest rates on variable-rate debt also contributed to the increase in net interest deductions.

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

CAPITAL RESOURCES AND LIQUIDITY

In accordance with OTS regulations, the Bank is required to maintain an average daily balance of liquid assets equal to at least five percent of its liquidity base (as defined in the OTS regulations) during the preceding calendar month. The liquidity ratio was 14 percent for the month of September 1995. The Bank maintains a ratio substantially higher than the requirement due to its higher level of transaction accounts relative to a traditional thrift. Management considers the Bank's liquidity position to be adequate.
At September 30, 1995, the Bank maintained in excess of $430 million of unencumbered assets which could be borrowed against or sold to increase liquidity levels.

The Bank's deposits decreased $6.4 million during the quarter while increasing $6.9 million year to date. The decrease in the third quarter of 1995 is principally due to a $4.8 million decrease in longer term certificate of deposit accounts, and a $1.6 million decrease in transaction and other accounts. The net increase for the first nine months of 1995 is due primarily to a $16.7 million increase in transaction and other retail accounts partially offset by a $9.8 million decrease in certificates of deposit. The Bank began offering a new money market product at the beginning of the year which was the primary product accounting for the increase in transaction accounts.

FINANCIAL AND REGULATORY CAPITAL

At September 30, 1995, the Bank exceeded all three capital ratios for a "well-capitalized" institution as defined by the FDIC Improvement Act of 1991 (FDICIA), and all three fully phased-in FDICIA capital requirements which will be applicable at July 1, 1996 under current FDICIA capital standards. As required by the OTS, effective January 1995, all supervisory goodwill was excluded from regulatory capital, contributing to a decline in two of the Bank's regulatory risk-based capital ratios. The higher risk weighting of loans versus investments, as the loan portfolio has increased, also caused a reduction in these two regulatory capital ratios from year end. This reduction was offset partially by the Bank's year-to-date net income and goodwill amortization. The Bank continues to be classified as "well-capitalized" under FDICIA.

A reconciliation of stockholder's equity to the three FDICIA regulatory capital standards and the Bank's resulting ratios are set forth in the table below (thousands of dollars):

                                                   September 30, 1995                                 December 31, 1994
                                        ----------------------------------------        -----------------------------------------
                                          Total          Tier 1         Tier 1             Total          Tier 1         Tier 1
                                        Risk-Based     Risk-Based      Leverage          Risk-Based     Risk-Based      Leverage
                                        ----------     ----------     ----------        -----------     ----------     ----------
Stockholder's equity                    $  181,844     $  181,844     $  181,844        $   166,388     $  166,388     $  166,388
  Nonsupervisory goodwill                  (38,810)       (38,810)       (38,810)           (40,376)       (40,376)       (40,376)
  Supervisory goodwill                     (23,934)       (23,934)       (23,934)           (18,661)       (18,661)       (18,661)
  Real estate investments                     (609)            --             --             (1,325)          (194)          (194)
  Unrealized loss (gain), net of
    tax, on debt securities
    available for sale                        (694)          (694)          (694)             9,467          9,467          9,467
  Mortgage servicing rights
    adjustment                                 (23)           (23)           (23)                --             --             --
  General loan loss reserves                12,466             --             --             11,512             --             --
                                        ----------     ----------     ----------        -----------     ----------      ---------
Regulatory capital                      $  130,240     $  118,383     $  118,383        $   127,005     $  116,624     $  116,624
                                        ==========     ==========     ==========        ===========     ==========     ==========

Regulatory capital ratio                     13.11%         11.91%          6.72%             13.88%         12.75%          6.62%
Adequately capitalized ratio                  8.00           4.00           4.00               8.00           4.00           4.00
                                        ----------     ----------     ----------        -----------     ----------     ----------
Excess                                        5.11%          7.91%          2.72%              5.88%          8.75%          2.62%
                                        ==========     ==========     ==========        ===========     ==========     ==========

Asset base                              $  993,681     $  993,681     $1,761,673        $   914,812     $  914,812     $1,760,801
                                        ==========     ==========     ==========        ===========     ==========     ==========

At September 30, 1995, under fully phased-in FDICIA capital rules applicable at July 1, 1996, the Bank would have exceeded its fully phased-in, adequately capitalized, total risk-based, tier 1 risk-based, and tier 1 leverage capital requirements by $50.5 million, $78.6 million and $47.9 million, respectively.

The Company, at the time that it acquired the Bank, stipulated in an agreement with the Federal Home Loan Bank Board (predecessor to the OTS) that it would assist the Bank in maintaining levels of regulatory capital required by the regulations in effect at the time or as they were amended thereafter, so long as it controlled the Bank. The Company also stipulated in connection with the acquisition, that dividends paid by the Bank to the Company would not exceed 50 percent of the Bank's cumulative net income after the date of acquisition, without prior approval by the regulators. In addition, the Company agreed that the Bank would not at any time declare a dividend that would reduce the Bank's regulatory capital below minimum regulatory requirements in effect at the time of the acquisition or thereafter. In June 1995, the Company and the Bank requested that the OTS lift these stipulations since laws and regulations have been enacted since the Company's acquisition of the Bank, in conjunction with FIRREA and FDICIA, which govern capital distributions and prompt corrective action measures when the capitalization of a thrift is deficient. In July 1995, the OTS terminated these stipulations, such that capital distributions by the Bank and capitalization of the Bank are now governed by the laws and regulations governing all other thrifts.

In June 1995, the Bank declared a $250,000 cash dividend paid to the Company in September 1995. In August 1995, the Bank declared a $250,000 cash dividend payable to the Company in December 1995.

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

The following table summarizes the terms of the Bank's outstanding interest rate swaps as of the dates indicated (thousands of dollars):

                                                 September 30,     December 31,
                                                     1995              1994
                                                 -------------     ------------

Notional principal                               $   85,500         $   72,450
Weighted average remaining term (months)                 58                 59
Weighted average fixed-rate payable                    6.97%              6.95%
Weighted average variable-rate receivable              6.11%              5.66%
Unrealized gains                                 $      306         $    2,991
Unrealized losses                                $   (2,696)        $       (5)

The increase in unrealized losses affiliated with the interest rate swaps is due entirely to the general decline in interest rates since year end. The assets hedged by these interest rate swaps have experienced corresponding increases in their fair values during this same time period.

RESULTS OF FINANCIAL SERVICES OPERATIONS

Adoption of SFAS No. 122
------------------------

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." The statement eliminates the previous distinction between purchased and originated mortgage servicing rights. The statement requires an allocation of the cost basis of a mortgage loan between the mortgage servicing rights and the loan when mortgage loans are sold or securitized and the servicing is retained. The Bank adopted SFAS No. 122 effective April 1, 1995. As a result of the implementation, year-to-date earnings before taxes and net income increased $214,000 and $139,000, respectively.

Quarterly Analysis
------------------

The Bank recorded net income of $2 million for the three months ended September 30, 1995, compared to net income of $2 million for the same period in 1994. After-tax components of the Bank's 1995 third quarter net income were comprised of $3 million from core banking operations, offset by $965,000 in goodwill amortization. After-tax components of the Bank's 1994 third quarter net income were comprised of $3.2 million from core banking operations, offset partially by $965,000 in goodwill amortization expense, $71,000 in real estate losses, and $170,000 from credit card charge-offs.

The following table sets forth information with respect to interest rate spread for the periods shown (thousands of dollars):

                                                                       Three Months Ended September 30,
                                               ------------------------------------------------------------------------------------
                                                                 1995                                         1994
                                               ---------------------------------------      ---------------------------------------
                                                 Average                     Average          Average                     Average
                                                 Balance       Interest       Yield           Balance       Interest       Yield
                                               -----------   -----------   -----------      -----------   -----------   -----------
Interest-earning assets:
  Cash equivalents                             $    32,103   $       479          5.97%     $    44,297   $       514          4.64%
  Debt securities held to maturity                  89,154         1,725          7.74           74,775         1,286          6.88
  Debt securities available for sale               480,334         8,048          6.70          533,065         8,547          6.41
  Loans receivable                               1,031,755        22,988          8.91          892,465        19,275          8.64
  FHLB stock                                        10,872           154          5.67           17,020           272          6.39
                                               -----------   -----------   -----------      -----------   -----------   -----------
Total interest-earning assets                  $ 1,644,218        33,394          8.12      $ 1,561,622        29,894          7.66
                                               -----------   -----------   -----------      -----------   -----------   -----------

Interest-bearing liabilities:
  Deposits                                     $ 1,246,344        13,217          4.21      $ 1,240,284        11,252          3.60
  Securities sold under
    agreements to repurchase                       165,055         2,517          6.05          185,897         2,406          5.13
  Advances from FHLB                               144,239         2,476          6.81           74,144           899          4.81
  Notes payable                                      8,065           166          8.17            8,200           165          7.98
                                               -----------   -----------   -----------      -----------   -----------   -----------
Total interest-bearing liabilities             $ 1,563,703        18,376          4.66      $ 1,508,525        14,722          3.87
                                               ===========                                  ===========
Cost of hedging activities                                           127          0.03                            147          0.04
                                                             -----------   -----------                    -----------   -----------
Cost of funds                                                     18,503          4.69                         14,869          3.91
                                                             -----------   -----------                    -----------   -----------
Capitalized and transferred interest                                  --            --                             (2)           --
                                                             -----------   -----------                    -----------   -----------
Net interest income                                          $    14,891          3.43%                   $    15,027          3.75%
                                                             ===========   ===========                    ===========   ===========
Net yield on interest-earning assets                                              3.62%                                        3.85%
                                                                           ===========                                  ===========

Despite a flattening of the yield curve between periods, caused by increased short-term rates and decreased long-term rates, the Bank's net interest margin has remained strong. Increases in the costs of interest-bearing liabilities have largely been offset by increases in loan and security yields as a result of the adjustable-rate features of a large portion of the asset portfolios and by new originations at higher rates.

The yield on interest-earning assets has also been maintained by an increase in construction and consumer loans which have shorter terms and higher rates.
The increase in yield on loans receivable is partially attributable to a $333,000 receipt of delinquent interest on a Nevada construction loan which was paid off during the third quarter. In order to take advantage of the relatively attractive long-term rates and to improve the Bank's interest rate risk posture, the Bank paid off $39.5 million of borrowings on securities under agreements to repurchase and increased the amount of its advances from the FHLB by $50 million.

Noninterest income increased $364,000 in the third quarter of 1995 compared to 1994, principally due to an increase of $223,000 in loan fee income.
Additionally, a $212,000 increase in net gains on sale of loans from secondary marketing activities resulted from declining interest rates, as the value of such loans increased during the period between origination and sale.

General and administrative expenses were higher during the third quarter of 1995 compared to the same period in 1994, due primarily to increased expenses associated with the opening of a new branch and normal incremental salary increases.

Nine-Month Analysis
-------------------

Net income of $5.8 million was recorded for the first nine months of 1995 compared to net income of $6.3 million for the nine months ended September 30, 1994. After-tax components of net income for the first nine months of 1995 were comprised of $9 million from core banking operations, partially offset by $80,000 of credit card charge-offs, a $205,000 loss from real estate operations, and $2.9 million of goodwill amortization. After-tax components of the Bank's 1994 year-to-date net income were $8.5 million from core banking operations, and a gain of $742,000 from the sale of the Bank's credit card portfolio sale, net of charge-offs. These were partially offset by $2.9 million in goodwill amortization expense.

The following table sets forth information with respect to interest rate spread for the periods shown (thousands of dollars):


                                                                         Nine Months Ended September 30,
                                               ------------------------------------------------------------------------------------
                                                                 1995                                         1994
                                               ---------------------------------------      ---------------------------------------
                                                 Average                     Average          Average                     Average
                                                 Balance       Interest       Yield           Balance       Interest       Yield
                                               -----------   -----------   -----------      -----------   -----------   -----------
Interest-earning assets:
  Cash equivalents                             $    47,635   $     2,163          6.05%     $    54,847   $     1,579          3.84%
  Debt securities held to maturity                  95,597         5,395          7.52           69,701         3,448          6.60
  Debt securities available for sale               499,319        25,156          6.72          560,444        25,351          6.03
  Loans receivable                                 996,393        66,180          8.86          877,048        56,072          8.52
  FHLB stock                                        13,606           512          5.02           16,812           613          4.86
                                               -----------   -----------   -----------      -----------   -----------   -----------
Total interest-earning assets                  $ 1,652,550        99,406          8.02      $ 1,578,852        87,063          7.35
                                               ===========   -----------   -----------      ===========   -----------   -----------

Interest-bearing liabilities:
  Deposits                                     $ 1,244,838        38,804          4.17      $ 1,224,978        32,275          3.52
  Securities sold under
    agreements to repurchase                       192,081         8,961          6.24          218,790         7,582          4.63
  Advances from FHLB                               139,027         6,590          6.34           72,048         2,553          4.74
  Notes payable                                      8,089           499          8.25            8,222           479          7.79
                                               -----------   -----------   -----------      -----------   -----------   -----------
Total interest-bearing liabilities             $ 1,584,035        54,854          4.63      $ 1,524,038        42,889          3.76
                                               ===========                                  ===========
Cost of hedging activities                                           425          0.04                            240          0.02
                                                             -----------   -----------                    -----------   -----------
Cost of funds                                                     55,279          4.67                         43,129          3.78
                                                             -----------   -----------                    -----------   -----------
Capitalized and transferred interest                                  --            --                            (13)           --
                                                             -----------   -----------                    -----------   -----------
Net interest income                                          $    44,127          3.35%                   $    43,947          3.57%
                                                             ===========   ===========                    ===========   ===========
Net yield on interest-earning assets                                              3.56%                                        3.71%
                                                                           ===========                                  ===========

During the first nine months of 1995, average interest-earning assets increased by $73.7 million compared to the first nine months of 1994. The increase was primarily due to increased loan originations and a decrease in prepayments. The loan originations were funded by paydowns on and sales of investment securities, increased deposits, and borrowings from the FHLB. The Bank's net interest margin remained relatively strong despite the increased interest rate environment. Increased costs in interest-bearing liabilities have been partially offset by increased loan and security yields as a result of a large portion of the asset portfolio's adjustable-rate attributes as well as by new originations at higher rates.

Noninterest income decreased $248,000 for year-to-date 1995 as compared to year-to-date 1994 primarily due to the gain of $1.7 million on the sale of the Bank's credit card portfolio in 1994, while no similar activity occurred in 1995. This was partially offset by a gain of $970,000 on the sale of debt securities during the second quarter of 1995.

General and administrative expenses were $755,000 higher during the first nine months of 1995 than for the same period in 1994 primarily due to normal incremental salary increases, increased marketing expenses, and the opening of a new branch.

Twelve-Month Analysis
---------------------

The Bank recorded net income of $7.1 million for the twelve months ended September 30, 1995, compared to net income of $8.7 million for the twelve months ended September 30, 1994. After-tax components of the Bank's net income for the twelve months ended September 30, 1995 were comprised of $11.8 million from core banking operations, offset partially by $193,000 from expenses and charge-offs related to the sale of the credit card portfolio, $605,000 from real estate operations, and $3.9 million of goodwill amortization. After-tax components of the Bank's net income for the twelve months ended September 30, 1994 were comprised of $11 million from core banking operations, a gain of $348,000 from the sale of debt securities used to fund the sale of the Bank's Arizona branches, a gain of $742,000 on the sale of the Bank's credit card portfolio, and a $780,000 gain from a legal settlement, partially offset by a $387,000 loss from real estate operations and $3.8 million in goodwill amortization expense.

The following table sets forth information with respect to interest rate spread for the periods shown (thousands of dollars):

                                                                         Twelve Months Ended September 30,
                                               ------------------------------------------------------------------------------------
                                                                 1995                                         1994
                                               ---------------------------------------      ---------------------------------------
                                                 Average                     Average          Average                     Average
                                                 Balance       Interest       Yield           Balance       Interest       Yield
                                               -----------   -----------   -----------      -----------   -----------   -----------
Interest-earning assets:
  Cash equivalents                             $    50,971   $     3,016          5.92%     $    60,664   $     2,120          3.49%
  Debt securities held to maturity                  92,941         6,866          7.39           68,775         4,677          6.80
  Debt securities available for sale               510,937        33,970          6.65          568,451        34,195          6.02
  Loans receivable                                 976,210        86,188          8.83          865,402        74,783          8.64
  FHLB stock                                        14,512           737          5.08           16,729           759          4.54
                                               -----------   -----------   -----------      -----------   -----------   -----------
Total interest-earning assets                  $ 1,645,571       130,777          7.95      $ 1,580,021       116,534          7.38
                                               ===========   -----------   -----------      -----------   -----------   -----------
Interest-bearing liabilities:
  Deposits                                     $ 1,244,410        50,645          4.07      $ 1,217,331        42,923          3.53
  Securities sold under
    agreements to repurchase                       202,589        12,403          6.12          234,092        10,588          4.52
  Advances from FHLB                               123,744         7,580          6.13           71,786         3,394          4.73
  Notes payable                                      8,104           655          8.08            8,233           636          7.73
  Unsecured senior notes                                --            --            --               --            (1)           --
                                               -----------   -----------   -----------      -----------   -----------   -----------
Total interest-bearing liabilities             $ 1,578,847        71,283          4.51      $ 1,531,442        57,540          3.76
                                               ===========                                  ===========
Cost of hedging activities                                           670          0.04                            264          0.02
                                                             -----------   -----------                    -----------   -----------
Cost of funds                                                     71,953          4.55                         57,804          3.78
                                                             -----------   -----------                    -----------   -----------
Capitalized and transferred interest                                  --            --                            (25)           --
                                                             -----------   -----------                    -----------   -----------
Net interest income                                          $    58,824          3.40%                   $    58,755          3.60%
                                                             ===========   ===========                    ===========   ===========
Net yield on interest-earning assets                                              3.57%                                        3.72%
                                                                           ===========                                  ===========

Average interest-earning assets increased by $63.7 million due to the increased loan production and decreased payoff activity. Average interest-bearing liabilities increased due to additional FHLB advances and deposit growth.

Noninterest income decreased by $2.3 million for the twelve months ending September 1995 versus 1994 primarily due to a $1.7 million gain on the sale of the credit card portfolio which occurred in the first quarter of 1994, while no similar sale occurred in 1995. General and administrative expense declined $715,000 for the twelve months ended September 30, 1995 compared to the same period in 1994 due primarily to the sale of the Bank's Arizona branch network.

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

In general, under SFAS No. 114, interest income on impaired loans will continue to be recognized by the Bank on the accrual basis of accounting, unless the loan is greater than 90 days delinquent with respect to principal or interest, or the loan has been partially or fully charged-off. Interest on loans greater than 90 days delinquent is generally recognized on a cash basis.

Interest income on loans which have been fully or partially charged-off is generally recognized on a cost-recovery basis; that is, all proceeds from the loan payments are first applied as a reduction to principal before any income is recorded.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, in which case, payments received are recorded as reductions of principal. Interest income recognized and balances of impaired loans are as follows (thousands of dollars):

                                                           Three Months              Nine Months
                                                              Ended                     Ended
                                                        September 30, 1995        September 30, 1995
                                                        ------------------        ------------------
Interest income recognized:
  Accrual basis                                             $     1,083               $     2,159
  Cash basis                                                $         7               $        15
Average balance outstanding on impaired loans*              $    17,505               $    20,817

*The outstanding balance of impaired loans at September 30, 1995 was $26,801.

NONPERFORMING ASSETS. Nonperforming assets are comprised of nonaccrual assets, restructured loans and foreclosed real estate (REO-F). Nonaccrual assets are those on which management believes the timely collection of interest or principal is doubtful. Assets are transferred to nonaccrual status when payments of interest or principal are 90 days past due, or if, in management's opinion, the accrual of interest should be ceased sooner. There were no loans on accrual status which were over 90 days delinquent or past maturity as of September 30, 1995.

The following table summarizes nonperforming assets as of the dates indicated (thousands of dollars):

                                                 September 30,    December 31,
                                                      1995            1994
                                                 -------------    ------------
Nonaccrual loans past due 90 days or more:
  Mortgage loans:
    Construction and land                        $       1,807    $        576
    Permanent single-family residences                   4,267           5,517
    Other mortgage loans                                 4,024           5,696
                                                 -------------    ------------
    Total mortgage loans                                10,098          11,789
  Nonmortgage loans                                      1,008             904
Restructured loans                                       9,777          16,768
                                                 -------------    ------------
  Total nonperforming loans                             20,883          29,461
Real estate acquired through foreclosure                 2,954           7,631
                                                 -------------    ------------
  Total nonperforming assets                     $      23,837    $     37,092
                                                 =============    ============
Allowance for estimated credit losses            $      16,243    $     17,659
                                                 =============    ============
Allowance for estimated credit losses as a
  percentage of nonperforming loans                      77.78%          59.94%
                                                 =============    ============
Allowance for estimated credit losses as a
  percentage of nonperforming assets                     68.14%          47.61%
                                                 =============    ============

Restructured loans, at September 30, 1995, include $4 million of single-family residential loan modifications made to borrowers with earthquake-related damage in California. Federal agencies encouraged financial institutions to modify loan terms for certain borrowers who were affected by the earthquake which occurred in January 1994. The terms of these modifications were generally three- to six-month payment extensions with no negative credit reporting regarding the borrower. The reduction of $7 million in restructured loans was primarily due to a change in OTS regulations allowing for the removal of loans from the restructured loan designation that have been performing for the prior twelve months and were not modified below a normal market rate.

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

The following table sets forth the amounts of the Bank's classified assets and ratio of classified assets to total assets, net of allowances and charge-offs, as of the dates indicated (thousands of dollars):

                                                    September 30, 1995              December 31, 1994
                                                 ------------------------        -----------------------
                                                               % of Total                     % of Total
                                                  Balance        Assets           Balance       Assets
                                                 ----------    ----------        ----------   ----------
Substandard assets:
Loans:
    Single-family residential                    $    5,780          0.32%       $    6,882         0.38%
    Consumer                                          1,216          0.07             1,297         0.07
    Commercial and multi-family mortgage             18,809          1.03            20,797         1.14
    Construction and land                             3,250          0.18               615         0.03
    Commercial loans                                  3,121          0.17                --           --
REO-F (net)                                           2,954          0.16             7,631         0.42
Real estate held for investment                       1,128          0.06             1,191         0.07
Investment securities                                    --            --            21,972         1.21
                                                 ----------    ----------        ----------   ----------
 Total                                           $   36,258          1.99%          $60,385         3.32%
                                                 ==========    ==========        ==========   ==========

Classified assets decreased $24.1 million from December 31, 1994 to September 30, 1995, primarily as a result of a $20.2 million investment security which was upgraded from substandard to special mention during the second quarter, a $2.7 million decrease in foreclosed real estate due to sales, an $821,000 decrease in major real estate loans due to payoffs and paydowns, and $759,000 of paydowns in residential loans. These decreases were partially offset by $3.1 million of downgrades related to two commercial loans in Nevada secured by accounts receivable and inventory. Construction and land loans increased $2.6 million due primarily to a downgrade of a $3 million Nevada construction loan.

The upgrade of the privately issued $20.2 million investment security from "substandard" to "special mention" was the result of the stabilization of delinquencies of the security's underlying loans and the market values of collateral supporting such loans, and management's analysis of the credit enhancement of the security versus loss estimates on the underlying loans. The Bank continues to receive scheduled monthly payments of principal and interest on this security.

Special mention assets increased from $32.2 million at December 31, 1994 to $45.2 million at September 30, 1995. This increase was caused primarily by the upgrade of the $20.2 million investment security from substandard and the downgrade of a $2.3 million residential construction loan, partially offset by a $3 million reclassification to substandard of a construction loan and paydowns of California residential loans, commercial real estate loans, and commercial loans.

The largest substandard loan at September 30, 1995 was an $8.2 million apartment complex loan in Nevada. The Bank had four additional substandard loans in excess of $1 million at September 30, 1995: two hotel loans, a construction loan, and an apartment complex loan, all located in Nevada. The largest foreclosed real estate asset held by the Bank at September 30, 1995 was a $500,000 single-family residential loan in California.

The Bank's largest investment in real estate classified as substandard at September 30, 1995, was a former bank branch in Arizona with a current book value of $798,000. The Bank's two remaining real estate development projects classified as substandard have current book values of $195,000 and $135,000.

The geographic concentration of the Bank's classified assets at September 30, 1995 was 79 percent in Nevada, 16 percent in California, and 5 percent in Arizona.

It is the Bank's practice to charge off all assets or portions thereof which it considers to be "loss." As a result, none of the Bank's assets, net of charge-offs, were classified as "loss" at September 30, 1995 and December 31, 1994. Also, none were classified as "doubtful" at either date.

The following tables set forth the Bank's charge-off experience for loans receivable and REO-F, by loan type, as well as real estate held for investment and debt securities (thousands of dollars):

                                                                                       Net
                                                   Charge-Offs      Recoveries     Charge-Offs
                                                   -----------     ------------    -----------
Nine Months Ended September 30, 1995:
Loans and REO-F:
  Single-family residential                        $       736     $       (270)   $       466
  Commercial and multi-family mortgage                     132               --            132
  Construction/land                                        450             (172)           278
  Nonmortgage                                            2,853             (586)         2,267
  Commercial                                               199               --            199
Real estate held for investment                            108               --            108
Debt securities                                          2,077               --          2,077
                                                   -----------     ------------    -----------
    Total net charge-offs                          $     6,555     $     (1,028)   $     5,527
                                                   ===========     ============    ===========

Nine Months Ended September 30, 1994:
Loans and REO-F:
  Single-family residential                        $     1,337     $       (692)   $       645
  Commercial and multi-family mortgage                     661             (101)           560
  Construction/land                                      1,263             (115)         1,148
  Nonmortgage                                            2,845             (740)         2,105
  Commercial                                                --               --             --
Real estate held for investment                            579             (498)            81
                                                   -----------     ------------    -----------
    Total net charge-offs                          $     6,685     $     (2,146)   $     4,539
                                                   ===========     ============    ===========

PROVISIONS AND ALLOWANCES FOR CREDIT LOSSES. On a regular basis, management evaluates the adequacy of the allowances for estimated losses on loans, debt securities, and real estate and establishes additions to the allowances through provisions to expense. The Bank utilizes a comprehensive internal asset review system and general valuation allowance methodology. General valuation allowances are established for unforeseen losses for each of the loan, debt securities, and real estate portfolios. Factors taken into account in determining the adequacy of allowances include review of existing risks in the portfolios, prevailing and anticipated economic conditions, actual loss experience and delinquencies. Reviews of the quality of the Bank's loan, debt securities, and real estate portfolios by the Risk Management Committee, and examinations by regulatory authorities, are performed periodically.

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

Activity in the allowances for losses on loans, debt securities, investments in real estate, and foreclosed real estate is summarized as follows (thousands of dollars):

                                                                                                     Investments
                                                                                      Foreclosed         in
                                           Debt         Impaired      Nonimpaired        Real            Real
                                        Securities       Loans           Loans          Estate          Estate         Total
                                        ----------     ----------     -----------     ----------     -----------     ----------
Balance at December 31, 1994*           $       --     $    3,038     $    14,621     $       --     $       476     $   18,135
 Transfer                                    3,077             --          (5,471)         2,394              --             --
 Provisions for estimated losses                --           (465)          5,468             --             351          5,354
 Charge-offs, net of recoveries             (2,077)            52          (1,208)        (2,186)           (108)        (5,527)
                                        ----------     ----------     -----------     ----------     -----------     ----------
Balance at September 30, 1995           $    1,000     $    2,625     $    13,410     $      208     $       719     $   17,962
                                        ==========     ==========     ===========     ==========     ===========     ==========

Balance at June 30, 1995                $    1,000     $    2,267     $    13,207     $      473     $       736     $   17,683
 Transfer                                       --             --            (576)           576              --             --
 Provisions for estimated losses                --            226           1,378             --             (17)         1,587
 Charge-offs, net of recoveries                 --            132            (599)          (841)             --         (1,308)
                                        ----------     ----------     -----------     ----------     -----------     ----------
Balance at September 30, 1995           $    1,000     $    2,625     $    13,410     $      208     $       719     $   17,962
                                        ==========     ==========     ===========     ==========     ===========     ==========

                                                                                                     Investments
                                                                                      Foreclosed         in
                                           Debt         Impaired         Total           Real            Real
                                        Securities       Loans           Loans          Estate          Estate         Total
                                        ----------     ----------     -----------     ----------     -----------     ----------
Balance at December 31, 1993            $       --     $      N/A     $    16,251     $       --     $       935     $   17,186
  Transfer                                      --            N/A          (2,612)         2,612              --             --
  Provisions for estimated losses               --            N/A           5,202             --              52          5,254
  Charge-offs, net of recoveries                --            N/A          (1,846)        (2,612)            (81)        (4,539)
                                        ----------     ----------     -----------     ----------     -----------     ----------
Balance at September 30, 1994           $       --            N/A     $    16,995     $       --     $       906     $   17,901
                                        ==========     ==========     ===========     ==========     ===========     ==========

Balance at June 30, 1994                $       --     $      N/A     $    16,443     $       --     $       485     $   16,928
  Transfer                                      --            N/A            (490)           490              --             --
  Provisions for estimated losses               --            N/A           1,493             --               5          1,498
  Charge-offs, net of recoveries                --            N/A            (451)          (490)            416           (525)
                                        ----------     ----------     -----------     -----------    -----------     ----------
Balance at September 30, 1994           $       --     $      N/A     $    16,995     $        --    $       906     $   17,901
                                        ==========     ==========     ===========     ===========    ===========     ==========

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

In 1991, the Bank purchased $10 million of adjustable-rate mortgage-backed securities (MBS) issued by the Resolution Trust Corporation (RTC). The securities were rated AA by Standard & Poor's (S&P) and Aa2 by Moody's on the date of issuance and purchase. When the Bank implemented SFAS No. 115 on December 31, 1993, these securities were designated as held to maturity. The securities still were rated AA and Aa2 at that time. At December 31, 1994 and March 31, 1995, the securities were performing according to their contractual terms, and all realized losses from the disposition of REO-F were being absorbed by a credit enhancement feature. In April 1995, Moody's and S&P lowered their ratings on the securities to below investment grade rating of Ba3 and BB, respectively. As a result of this deterioration, the Bank determined that the securities should be considered "other than temporarily" impaired under the provisions of SFAS No. 115. A pretax loss of $1.9 million was recorded as a credit-related charge-off through the general valuation allowance for debt securities in the second quarter. In June 1995, the Bank sold these securities. No additional loss was recorded at the time of sale.

Also during the second quarter, the Bank sold a $1.5 million security from its available for sale portfolio at a loss of $181,000. The security was a privately issued MBS whose credit rating was downgraded to Baa3 during April 1995. As a result of the downgrade, the Bank sold the security and recorded the loss as a credit related charge-off to the general valuation allowance for debt securities.

The loan and foreclosed real estate charge-offs were primarily attributable to consumer loan charge-offs of $2.3 million and $466,000 in single-family residential loan charge-offs. The Bank's quarterly analysis required no significant change in the allowance for estimated credit losses at September 30, 1995 from December 31, 1994.

Regulatory Matters
------------------

The deposit accounts of savings associations, including those of PriMerit, are insured to the maximum extent permitted by law by the FDIC through the SAIF. The deposit accounts of commercial banks are separately insured by the FDIC through the bank insurance fund (BIF). Commercial banks and savings associations are separately assessed annual deposit insurance premiums. For savings associations, the deposit premiums range from 23 to 31 cents per $100 of deposits and, under current requirements, will remain at that level until the SAIF is capitalized at 1.25 percent of insured deposits. The SAIF is not expected to reach this level of capitalization for several years. The BIF has reached the 1.25 percent capitalization level. As a result, in August 1995, the FDIC reduced the deposit insurance premiums paid by most commercial banks insured by BIF to four cents per $100 of deposits. This regulatory change will give commercial banks a competitive advantage over savings associations and place additional pressure on the SAIF.

A number of plans have been proposed in Congress to deal with the undercapitalization of the SAIF. Several proposals provide for a one-time special assessment on SAIF-insured deposits to fully capitalize the SAIF to
1.25 percent of insured deposits and require federally chartered thrifts, like the Bank, to change to a bank charter. These proposals would subsequently reduce annual premiums to levels similar to those of BIF-insured commercial banks and eventually merge the BIF and SAIF insurance funds. A change to a bank charter, under current law, would require recapture of the Bank's tax bad debt reserve. Proposals to deal with this issue include a "fresh start" approach, whereby thrifts would not need to recapture reserves established prior to December 31, 1987. The Bank is unable to predict if these proposals, or other proposals, will ultimately be approved by Congress.

Assuming a one-time special assessment and change in charter requirement was approved by Congress and became law in 1995, and was immediately charged against results of operations, the one-time assessment and tax bad debt recapture would, most likely, have a material impact on the Bank's 1995 results of operations. However, management believes the Bank would continue to be classified as "well-capitalized" under fully phased-in FDICIA capital rules. In addition, the Bank would not face any liquidity issues as a result of a one-time assessment.

                         PART II - OTHER INFORMATION
                         ----------------------------

ITEM 1    None

ITEM 2    Changes in Securities

          (a)  None

          (b) In October 1995, Southwest Gas Capital I (the Trust), a wholly owned subsidiary of the Company, completed an issuance of 2.4 million 9.125 percent preferred securities, the proceeds of which were used to purchase an equivalent amount of subordinated debt securities of the Company. The payment of distributions out of moneys held by the Trust and payments on liquidation of the Trust or the redemption of the preferred securities are guaranteed by the Company. The obligations of the Company under this guarantee are subordinate and junior in right of payment to all other liabilities of the Company and pari passu with the most senior preferred stock issued by the Company. The Company has the right to defer interest payments on the subordinated debt securities. However, should interest payments be deferred, the Company can not (i) declare or pay dividends on, or make a distribution with respect to, or redeem, purchase or acquire or make a liquidation payment with respect to, any of its capital stock, or (ii) make any payment of interest, principal or premium, if any, on or repay, repurchase or redeem any debt securities issued by the Company that rank pari passu with or junior to the subordinated debt securities. The Company has previously filed the following documents defining the rights of securities holders:
               Amendment No. 1 to Form S-3 Registration Statement
               (No. 33-62143) which was declared effective October 24, 1995; prospectus supplement, dated October 26, 1995, and prospectus, dated October 24, 1995, filed pursuant to Rule 424(b)(2) with the Securities and Exchange Commission (the Commission) on October 27, 1995; Form 8-K Current Report dated October 26, 1995, and filed with the Commission on October 31, 1995.

Items 3-5 None

Item 6    Exhibits and Reports on Form 8-K

          (a) The following documents are filed as part of this report on Form 10-Q:

               Exhibit 4.01 -   Southwest Gas Capital I Preferred Securities
                                Guarantee by the Company and Harris Trust and
                                Savings Bank, dated as of October 31, 1995.
               Exhibit 4.07 -   Subordinated Debt Securities Indenture between
                                the Company and Harris Trust and Savings Bank,
                                dated as of October 31, 1995.
               Exhibit 4.08 -   First Supplemental Indenture Between the
                                Company and Harris Trust and Savings Bank,
                                dated as of October 31, 1995, supplementing
                                and amending the Indenture dated as of October
                                31, 1995, with respect to the 9.125%
                                Subordinated Debt Securities.
               Exhibit 27 -     Financial Data Schedule (filed electronically
                                only)
               Exhibit 99 -     Financial Analyst Report - Third Quarter 1995

          (b)  Reports on Form 8-K

          The Company filed a Form 8-K, dated October 26, 1995, containing exhibits relating to the issuance of 2.4 million preferred securities by Southwest Gas Capital I, a wholly owned subsidiary of the Company.

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






Date:  November 8, 1995







                                                /s/ Edward A. Janov
                                      ---------------------------------------
                                                   Edward A. Janov
                                      Controller and Chief Accounting Officer

                                EXHIBIT INDEX

Exhibit
Number                      Description of Exhibit
-------                     ----------------------

4.01 Southwest Gas Capital I Preferred Securities Guarantee by the Company and Harris Trust and Savings Bank, dated as of October 31, 1995.

4.07 Subordinated Debt Securities Indenture between the Company and Harris Trust and Savings Bank, dated as of October 31, 1995.

4.08 First Supplemental Indenture Between the Company and Harris Trust and Savings Bank, dated as of October 31, 1995, supplementing and amending the Indenture dated as of October 31, 1995, with respect to the 9.125% Subordinated Debt Securities.

27     Financial Data Schedule (filed electronically only)

99     Financial Analyst Report - Third Quarter 1995