Form 10-K405
period 1995-12-31
SOUTHWEST GAS CORP
filed 1996-03-29
CIK 92416

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-7850

                           SOUTHWEST GAS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                    88-0085720
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

          5241 SPRING MOUNTAIN ROAD                             89193-8510
            POST OFFICE BOX 98510                               (ZIP CODE)
              LAS VEGAS, NEVADA
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (702) 876-7237

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
          Common Stock, $1 par value                  New York Stock Exchange, Inc.
                                                       Pacific Stock Exchange, Inc.
 9.125% Trust Originated Preferred Securities         New York Stock Exchange, Inc.
                                                       Pacific Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

    9% DEBENTURES, SERIES A, DUE 2011        9 3/8% DEBENTURES, SERIES D, DUE 2017
    9% DEBENTURES, SERIES B, DUE 2011           10% DEBENTURES, SERIES E, DUE 2013
8 3/4% DEBENTURES, SERIES C, DUE 2011        9 3/4% DEBENTURES, SERIES F, DUE 2002

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  'X'   NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ['X']

              AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY
                       NONAFFILIATES OF THE REGISTRANT:

                         $401,741,616 at March 15, 1996

               THE NUMBER OF SHARES OUTSTANDING OF COMMON STOCK:

       Common Stock, $1 Par Value 24,722,561 shares as of March 15, 1996

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                                        PAGE
                                                                                        ----
  ITEM  1.  BUSINESS..................................................................    1
            Continuing Operations -- Natural Gas Operations...........................    1
              General Description.....................................................    1
              Properties..............................................................    2
              Rates and Regulation....................................................    4
              Competition.............................................................    4
              Demand for Natural Gas..................................................    5
              Natural Gas Supply......................................................    5
              Environmental Matters...................................................    6
              Employees...............................................................    6
            Discontinued Operations -- Financial Services Activities..................    7
              General Description.....................................................    7
              Lending Activities......................................................    7
              Asset Quality...........................................................   12
              Real Estate Development Activities......................................   14
              Investment Activities...................................................   15
              Deposit Activities......................................................   16
              Borrowings..............................................................   17
              Employees...............................................................   18
              Competition.............................................................   18
              Properties..............................................................   18
              Regulation..............................................................   18
            Holding Company Matters...................................................   24

  ITEM  2.  PROPERTIES................................................................   25

  ITEM  3.  LEGAL PROCEEDINGS.........................................................   25

  ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................   25


                                          PART II

  ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS...................................................................   26

  ITEM  6.  SELECTED FINANCIAL DATA...................................................   27
            Consolidated Selected Financial Statistics................................   27
            Natural Gas Operations....................................................   28
            Discontinued Operations -- Financial Services.............................   29

  ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS................................................................   30
            Capital Resources and Liquidity...........................................   30
            Results of Operations.....................................................   31
            Recently Issued Accounting Pronouncements.................................   32
            Continuing Operations -- Natural Gas Operations...........................   32
              Capital Resources and Liquidity.........................................   32
              Results of Natural Gas Operations.......................................   34
              Rates and Regulatory Proceedings........................................   36

                                                                                        PAGE
                                                                                        ----
            Discontinued Operations -- Financial Services Segment.....................   37
              Financial and Regulatory Capital........................................   37
              Deposit Premiums........................................................   38
              Capital Resources and Liquidity.........................................   38
              Risk Management.........................................................   39
              Results of Financial Services Operations................................   46

  ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................   50
            Consolidated Balance Sheets...............................................   50
            Consolidated Statements of Income.........................................   51
            Consolidated Statements of Cash Flows.....................................   52
            Consolidated Statements of Stockholders' Equity...........................   53
            Notes to Consolidated Financial Statements................................   54
              Note  1 -- Summary of Significant Accounting Policies...................   54
              Note  2 -- Utility Plant................................................   55
              Note  3 -- Receivables and Related Allowances...........................   56
              Note  4 -- Regulatory Assets and Liabilities............................   56
              Note  5 -- Preferred Stock, Preference Stock, and Preferred Securities..   57
              Note  6 -- Long-Term Debt...............................................   58
              Note  7 -- Short-Term Debt..............................................   59
              Note  8 -- Commitments and Contingencies................................   59
              Note  9 -- Employee Postretirement Benefits.............................   60
              Note 10 -- Income Taxes.................................................   63
              Note 11 -- Quarterly Financial Data (Unaudited).........................   65
              Note 12 -- Discontinued Operations -- Financial Services Activities.....   66
              Note 13 -- PriMerit Bank................................................   68
            Report of Independent Public Accountants..................................   97

  ITEM  9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......................   98


                                          PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................   98

  ITEM 11.  EXECUTIVE COMPENSATION....................................................  102

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT................................................................  107

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................  107

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...........  108
            List of Exhibits..........................................................  109

  SIGNATURES..........................................................................  112

  GLOSSARY OF TERMS...................................................................  114

                                     PART I

ITEM 1.  BUSINESS

     The registrant, Southwest Gas Corporation (the Company), is incorporated under the laws of the State of California effective March 1931. The executive offices of the Company are located at 5241 Spring Mountain Road, P.O. Box 98510, Las Vegas, Nevada, 89193-8510, telephone number (702) 876-7237.

     The Company is principally engaged in the business of purchasing, transporting, and distributing natural gas in portions of Arizona, Nevada, and California. The Company also engaged in financial services activities, through PriMerit Bank, Federal Savings Bank (PriMerit or the Bank), a wholly owned subsidiary. See Selected Financial Data for financial information related to natural gas operations and discontinued financial services operations.

     In January 1996, the Company entered into a definitive agreement with Norwest Corporation to sell PriMerit. The sale is expected to be finalized in the third quarter of 1996. The financial services activities are accounted for as discontinued operations for consolidated financial reporting purposes. However, as required, the Company has also included the separate, stand-alone financial results and disclosures for the Bank on a going-concern basis in this Form 10-K. Full disclosure of Bank operating activities and results on a going-concern basis is included herein for purposes of providing information considered useful in analyzing the proposed sale.

     Separate, stand-alone financial results and disclosures reported for the Bank on a going-concern basis are included in ITEM 1, BUSINESS (pages 7 to 23),
ITEM 6, SELECTED FINANCIAL INFORMATION (page 29), ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS (MD&A) (pages 37 to 49), and Note 13 of ITEM 8, FINANCIAL STATEMENTS (pages 68 to 96). The separate stand-alone financial results and disclosures reported for the Bank on a going-concern basis differ from the results and disclosures reported for the Bank as a discontinued operation. See Note 12 of the Notes to Consolidated Financial Statements for reconciliations of Bank stand-alone financial information to the amounts shown as discontinued operations in the consolidated financial statements. In 1996, while the Company will continue, as required, to disclose the ongoing operating results of the Bank through the close of the proposed transaction, those amounts will not be realized or recognized by the Company in its consolidated financial statements, consistent with the terms of the sales agreement.

     In November 1995, the Company entered into a definitive agreement to acquire Northern Pipeline Construction Co. (NPL), a full-service underground gas pipeline contractor. NPL provides local gas distribution companies with installation, replacement and maintenance services for underground natural gas distribution systems. The acquisition is anticipated to be completed during the first half of 1996. See Note 8 of the Notes to Consolidated Financial Statements for additional information.

                CONTINUING OPERATIONS -- NATURAL GAS OPERATIONS

GENERAL DESCRIPTION

     The Company is subject to regulation by the Arizona Corporation Commission
(ACC), the Public Service Commission of Nevada (PSCN), and the California Public Utilities Commission (CPUC). These commissions regulate public utility rates, practices, facilities, and service territories in their respective states. The CPUC also regulates the issuance of all securities by the Company, with the exception of short-term borrowings. Certain of the Company's accounting practices, transmission facilities, and rates are subject to regulation by the Federal Energy Regulatory Commission (FERC).

     The Company purchases, transports, and distributes natural gas to approximately 1,029,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. There were 49,000 customers added to the system during 1995. See Natural Gas Operations Segment -- Capital Resources and Liquidity of MD&A for discussion of capital requirements to meet the Company's expected future growth.

     For each of the years in the three-year period ended December 31, 1995, the percentage of operating margin (operating revenues less net cost of gas) derived from residential and small commercial customers was

79 percent, while the percentage related to large commercial, industrial, and other users was 7 percent. The remaining 14 percent was derived from transportation, electric generation, and resale customers.

     The volume of sales and transportation activity for electric utility generating plants varies greatly according to demand for electricity and the availability of alternative energy sources; however, the corresponding income is not material in relation to the Company's earnings. In addition, the Company is not dependent on any one or a few customers to the extent that the loss of any one or several would have a significant adverse impact on the Company.

     Transportation of customer-secured gas to end-users on the Company's system continues to have a significant impact on the Company's throughput, accounting for 56 percent of total system throughput in 1995. Although the volumes were significant, these customers provide a much smaller proportionate share of the Company's operating margin. In 1995, customers who utilized this service transported over one billion therms.

     The demand for natural gas is seasonal. Variability in weather from normal temperatures may materially impact results of operations. It is management's opinion that comparisons of earnings for interim periods do not reliably reflect overall trends and changes in the Company's operations. Also, earnings for interim periods can be significantly affected by the timing of general rate relief.

PROPERTIES

     The plant investment of the Company consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators which comprise the pipeline systems and facilities located in and around the communities served. The Company also includes other properties such as land, buildings, furnishings, work equipment, and vehicles in plant investment. The Company's northern Nevada and northern California properties are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Several properties are leased by the Company, including a Liquefied Natural Gas
(LNG) storage plant on its northern Nevada system and a portion of the corporate headquarters office complex located in Las Vegas, Nevada. See Note 2 of the Notes to Consolidated Financial Statements for additional discussion regarding these leases. Total gas plant, exclusive of leased property, at December 31, 1995, was $1.6 billion, including construction work in progress. It is the opinion of management that the properties of the Company are suitable and adequate for its purposes.

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

     The Company operates two major pipeline transmission systems: (i) a system owned by Paiute Pipeline Company (Paiute), a wholly owned subsidiary, extending from the Idaho-Nevada border to the Reno, Sparks, and Carson City areas and communities in the Lake Tahoe area in both California and Nevada and other communities in northern and western Nevada; and (ii) a system extending from the Colorado River at the southern tip of Nevada to the Las Vegas distribution area.

     The Company also owns a 35,000 acre site in northern Arizona which was acquired for the purpose of constructing an underground natural gas storage facility, known as the Pataya Gas Storage Project (Pataya), to serve its southern system. Based upon current studies and the continued restructuring of the utility industry, the Company believes that it will need an underground natural gas storage facility, such as Pataya, in the future to meet the needs of its customers on the southern system. Project costs of $11.1 million have been capitalized through December 1995 and include land acquisition and related development costs.

     The map below shows the locations of the Company's major facilities and major transmission lines, and principal communities to which the Company supplies gas either as a wholesaler or distributor. The map also shows major supplier transmission lines that are interconnected with the Company's systems.

                                    [MAP]

     [DESCRIPTION: Map of Arizona, Nevada, and southern California indicating the location of the Company's service areas. Service areas in Arizona include most of the central and southern areas of the state including Phoenix, Tucson, Yuma, and surrounding communities. Service areas in northern Nevada include Carson City, Yerington, Fallon, Lovelock, Winnemucca, and Elko. Service areas in southern Nevada include the Las Vegas valley (including Henderson and Boulder
City), and Laughlin. Service areas in southern California include Barstow, Big Bear, Needles, and Victorville. Service areas in northern California include the north shore of Lake Tahoe. Companies providing gas transportation services for the Company are indicated by showing the location of their pipelines. Major transporters include El Paso Natural Gas Company, Kern River Gas Transmission Company, Northwest Pipeline Corporation, and Southern California Gas Company. The location of Paiute Pipeline Company's transmission pipeline (extending from the Idaho/Nevada border to the Reno/Tahoe area) and the Company's pipeline (extending from Laughlin/Bullhead City to the Las Vegas valley) are indicated. The LNG facility is located near Lovelock, Nevada. The liquefied petroleum gas facility is located near Reno, Nevada.]

RATES AND REGULATION

     Rates that the Company is authorized to charge its distribution system customers are determined by the ACC, CPUC, and PSCN in general rate cases and are derived using rate base, cost of service, and cost of capital experienced in a historical test year, as adjusted in Arizona and Nevada, and projected for a future test year in California. The FERC regulates the northern Nevada transmission and LNG storage facilities of Paiute and the rates it charges for transportation of gas directly to certain end-users and to various local distribution companies (LDCs). The LDCs transporting on Paiute's system are:
Sierra Pacific Power Company (Reno and Sparks, Nevada), Washington Water Power Company (South Lake Tahoe, California), and Southwest Gas Corporation (North Lake Tahoe, California and various locations throughout northern Nevada).

     Rates charged to customers vary according to customer class and are fixed at levels allowing for the recovery of all prudently incurred costs, including a return on rate base sufficient to pay interest on debt, preferred dividends, and a reasonable return on common equity. The Company's rate base consists generally of the original cost of utility plant in service, plus certain other assets such as working capital and inventories, less accumulated depreciation on utility plant in service, net deferred income tax liabilities, and certain other deductions. The Company's rate schedules in all of its service areas contain purchased gas adjustment (PGA) clauses which permit the Company to adjust its rates as the cost of purchased gas changes. Generally, the Company's tariffs provide for annual adjustment dates for changes in purchased gas costs. However, the Company may request to adjust its rates more often than once each year, if conditions warrant. These changes have no significant impact on the Company's profit margin. See additional discussion of recent PGA filings in Natural Gas Operations -- Capital Resources and Liquidity of MD&A.

     The table below lists the docketed general rate filings initiated and/or completed within each ratemaking area in 1995 and the first quarter of 1996:

                                                                                         MONTH
                                                                                      FINAL RATES
            RATEMAKING AREA                  TYPE OF FILING         MONTH FILED        EFFECTIVE
---------------------------------------  ----------------------    --------------    --------------
California:
  Northern.............................  Operational attrition     November 1995      January 1996
  Northern & Southern..................    General rate case        January 1994      January 1995
Nevada:
  Northern & Southern..................    General rate case       December 1995           --
FERC:
  Paiute...............................    General rate case        October 1992     April 1993(1)

---------------
(1) Interim rates reflecting the increased revenues became effective in April 1993. The rates were subject to refund until a final order was issued in January 1995.

     See Natural Gas Operations -- Rates and Regulatory Proceedings of MD&A for a discussion of the financial impact of recent general rate cases.

COMPETITION

     Electric utilities are the Company's principal competitors for the residential and small commercial markets throughout the Company's service areas. Competition for space heating, general household, and small commercial energy needs generally occurs at the initial installation phase when the customer/builder typically makes the decision as to which type of equipment to install and operate. The customer will generally continue to use the chosen energy source for the life of the equipment. As a result of its success in these markets, the Company has experienced consistent growth among the residential and small commercial customer classes.

     Unlike residential and small commercial customers, certain large commercial, industrial, and electric generation customers have the capability to switch to alternative energy sources. The Company has been successful in retaining these customers by setting rates at levels competitive with alternative energy sources such as fuel oils and coal. As a result, management does not anticipate any material adverse impact on its operating margin. The Company maintains no backlog on its orders for gas service.

     The Company continues to compete with interstate transmission pipeline companies, such as El Paso Natural Gas Company (El Paso), Kern River Gas Transmission Company (Kern River), and Tuscarora Gas Transmission Company, to provide service to end-users. End-use customers located in close proximity to these interstate pipelines pose a potential bypass threat and, therefore, require the Company to closely monitor each customer's situation and provide competitive service in order to retain the customer.

     The Company has maintained an intensive effort to mitigate bypass risks through the use of discounted transportation contract rates, special long-term contracts with electric generation and cogeneration customers, and new tariff programs. One such program currently in use in Arizona and proposed in Nevada is the special gas procurement program. This program provides an opportunity for potential bypass customers to purchase all natural gas-related services as a rebundled package, including the procurement of gas supply. The Company would enter into gas supply contracts for eligible customers, which would not be included in its system supply portfolio, and provide nomination and balancing services on behalf of the customer. The Company's competitive response initiatives, and otherwise competitive rates, have resulted in the Company experiencing no significant financial impact from the threat of bypass.

DEMAND FOR NATURAL GAS

     Deliveries of natural gas by the Company are made under a priority system established by each regulatory commission having jurisdiction over the Company. The priority system is intended to ensure that the gas requirements of higher-priority customers, primarily residential customers and nonresidential customers who use 500 therms of gas per day or less, are fully satisfied on a daily basis before lower-priority customers, primarily electric utility and large industrial customers able to use alternative fuels, are provided any quantity of gas or capacity.

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

     The Company has entered the residential cooling market by working with the manufacturers of gas air conditioning units and the builders of new residential units in the Arizona and southern Nevada areas. Gas air conditioning represents an emerging market with the long-term potential for the Company to smooth its currently seasonal earnings.

NATURAL GAS SUPPLY

     The Company believes that natural gas supplies and pipeline capacity will remain plentiful and readily available. The Company primarily obtains its gas supplies for its southern system from producing regions in New Mexico (San Juan basin), and Texas (Permian basin). For its northern system, the Company primarily obtains gas from Rocky Mountain producing areas and from Canada. The Company arranges for transportation of gas to its Arizona, Nevada, and California service territories through the pipeline systems of El Paso, Kern River, Northwest Pipeline Corporation, and Southern California Gas Company (SoCal). The Company continually monitors supply and pipeline capacity availability on both short-term and long-term bases to ensure the continued reliability of service to its customers.

     The Company's primary objective with respect to gas supply is to ensure that adequate, as well as economical, supplies of natural gas are available from reliable sources. The Company acquires its gas from a wide variety of sources, including suppliers on the spot market and those who provide firm supplies over short-term and longer-term durations. Balancing firm supply assurances against the associated costs dictate a continually changing natural gas purchasing mix within the Company's supply portfolio. The Company believes its balanced portfolio provides security as well as the operating flexibility needed to meet changing market conditions. During 1995, the Company acquired gas supplies from over 70 suppliers. In managing its gas supply portfolio, the Company does not utilize derivative financial instruments.

     The purchase of natural gas at the wellhead is not regulated as all price ceilings were abolished by January 1993. The last few years have generally demonstrated seasonal volatility in the price of natural gas, with higher prices in the heating season and lower prices during the summer or off-peak consumption period.

     The Company continues to evaluate natural gas storage as an option to enable the Company to take advantage of seasonal price differentials in obtaining natural gas from a variety of sources to meet the growing demand of its customers.

ENVIRONMENTAL MATTERS

     Federal, state, and local laws and regulations governing the discharge of materials into the environment have had little direct impact upon either the Company or its subsidiaries. Environmental efforts, with respect to matters such as protection of endangered species and archeological finds, have increased the complexity and time required to obtain pipeline rights-of-way and sites for other facilities. However, increased environmental legislation and regulation are also perceived to be beneficial to the natural gas industry. Because natural gas is one of the most environmentally safe fuels currently available, its use will allow energy users to comply with stricter environmental standards. For example, management is of the opinion that legislation, such as the Clean Air Act Amendments of 1990 and the Energy Policy Act of 1992, has a positive effect on natural gas demand, including provisions encouraging the use of natural gas vehicles, cogeneration, and independent power production.

EMPLOYEES

     At December 31, 1995, the natural gas operations segment had 2,383 regular full-time equivalent employees. The Company believes it has a good relationship with its employees. No employees are represented by a union.

     Reference is hereby made to Item 10 in Part III of this report on Form 10-K for information relative to the executive officers of the Company.

            DISCONTINUED OPERATIONS -- FINANCIAL SERVICES ACTIVITIES

     In January 1996, the Company reached an agreement to sell PriMerit to Norwest Corporation for approximately $175 million in cash. The sale is expected to be finalized in the third quarter of 1996, following receipt of shareholder and various governmental approvals and satisfaction of other customary closing conditions. Due to the intended sale of PriMerit during 1996, the financial services activities are considered discontinued operations for consolidated financial reporting purposes. The following Bank-related information and disclosures present the Bank as a stand-alone entity, and are presented for purposes of additional analysis. See Note 13 of the Notes to Consolidated Financial Statements for the Bank's stand-alone financial information.

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

     The Bank's principal business is to attract deposits from the general public and make loans secured by real estate and other collateral to enable borrowers to purchase, refinance, construct, or improve such property. Revenues are derived from interest income on real estate loans; debt securities; commercial, construction, corporate, and consumer loans; and to a lesser extent, fees received in connection with loans and deposits. The Bank's major expense is the interest paid on savings deposits and borrowings.

     Since December 31, 1990, total assets have declined from $2.7 billion to $1.8 billion at December 31, 1995 as management restructured the balance sheet to more effectively operate under the guidelines of the Financial Institutions Reform, Recovery and Enforcement Act (FIRREA), the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), and as part of a long-term strategy to optimize the Bank's size and earnings potential.

     The following table sets forth certain ratios for the Bank for each of the periods stated:

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                         1995     1994     1993     1992     1991
                                                         ----     ----     ----     ----     -----
Return on average assets (net income divided by average
  total assets)........................................  (0.2)%    0.4%    0.3 %    (0.5)%    (1.2)%
Return on average equity (net income divided by average
  stockholder's equity)................................  (1.8)%    4.4%    4.0 %    (6.0)%   (17.2)%
Equity-to-assets ratio (average stockholder's equity
  divided by average total assets).....................  10.0%    10.1%    8.2 %     7.5%      6.7%

LENDING ACTIVITIES

     The Bank's loan portfolio totaled $1.1 billion at December 31, 1995, representing 61 percent of total assets at that date. The loan portfolio consists principally of intermediate-term and long-term real estate loans and, to a lesser extent, secured and unsecured commercial, corporate, and construction loans, and consumer loans including: recreational vehicle, marine, mobile home, auto, equity, and home improvement loans. The contractual maturity of loans secured by single-family dwellings has historically been 30 years, although in recent years the Bank has made a number of loans with maturities of 23 years or less.

     The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated (thousands of dollars):

                                                              DECEMBER 31,
                                     --------------------------------------------------------------
                                        1995          1994         1993         1992         1991
                                     ----------     --------     --------     --------     --------
Loans collateralized by real
  estate:
  Conventional single-family
     residential...................  $  531,147     $490,157     $436,853     $395,976     $497,448
  FHA and VA insured single-family
     residential...................      44,018       35,429       25,051       24,670       35,563
  Commercial mortgage..............     178,507      178,076      192,046      198,235      212,518
  Construction and land(1).........     137,728       90,992       82,638       91,344      120,776
                                     ----------     --------     --------     --------     --------
                                        891,400      794,654      736,588      710,225      866,305
Commercial secured.................      58,352       40,349       25,443       30,137       26,736
Commercial unsecured...............       4,678        2,317          354          384        3,966
Consumer installment...............     157,726      119,460       93,431       42,444       53,537
Consumer unsecured.................       7,128        6,570       19,309       18,371       16,568
Equity and property improvement
  loans............................      29,216       26,054       21,061       16,712       14,287
Deposit accounts...................       2,392        2,659        2,944        4,248        5,122
                                     ----------     --------     --------     --------     --------
                                      1,150,892      992,063      899,130      822,521      986,521
                                     ----------     --------     --------     --------     --------
Undisbursed proceeds...............     (68,646)     (41,702)     (48,251)     (44,937)     (44,544)
Allowance for estimated credit
  losses...........................     (16,353)     (17,659)     (16,251)     (17,228)     (12,061)
Premiums (discounts)...............       9,314        5,969        3,270         (125)      (1,294)
Deferred fees......................      (5,362)      (4,999)      (4,782)      (4,406)      (6,678)
Accrued interest...................       6,091        4,479        4,214        4,586        6,358
                                     ----------     --------     --------     --------     --------
                                        (74,956)     (53,912)     (61,800)     (62,110)     (58,219)
                                     ----------     --------     --------     --------     --------
Loans receivable, net..............  $1,075,936     $938,151     $837,330     $760,411     $928,302
                                     ==========     ========     ========     ========     ========

---------------
(1) The Bank's construction and land loans are generally due in one year or less.

  Loan Origination and Credit Risk

     One of the Bank's primary businesses is to make and acquire loans secured by real estate and other collateral to enable borrowers to purchase, refinance, construct, and improve such property. These activities entail potential credit losses, the size of which depends on a variety of economic factors affecting borrowers and the real estate collateral. While the Bank has adopted underwriting guidelines and credit review procedures to minimize credit losses, some losses will inevitably occur. Therefore, periodic reviews are made of the assets in an attempt to identify and deal appropriately with potential credit losses.

     The Bank originates both fixed- and adjustable-rate loans in the single-family residential, commercial mortgage, and consumer home equity portfolios. The Bank's adjustable-rate loans in these portfolios are based on various indices, including the one-year constant maturity Treasury yield, the prime rate, the six-month London Interbank Offering Rate (LIBOR), and to a lesser extent, the 11th District cost of funds. Other consumer loans are generally fixed-rate, while construction and non-real estate commercial loans are generally adjustable-rate prime-based loans.

     The Bank currently originates single-family residential (SFR) adjustable-rate mortgage (ARM) loans which generally have an initial interest rate below the current market rate and adjust to the applicable index plus a defined spread, subject to caps, after the first repricing date, which is generally at six months or one year. The Bank's ARM loans generally provide that the maximum rate that can be charged cannot exceed the initial rate by more than six percentage points. The annual interest rate adjustment on the Bank's ARM loans is generally limited to two percentage points.

     Many of the other adjustable-rate loans contain limitations as to both the amount and the interest rate change at each repricing date (periodic caps) and the maximum rates the loan can be repriced at over the life of the loan (lifetime caps). At December 31, 1995, periodic caps in the adjustable loan portfolio ranged from 25 to 500 basis points. Lifetime caps ranged from 9.75 to 22 percent.

     The Bank's loan policies and underwriting standards are the primary means used to reduce credit risk exposure. The loan approval process is intended to assess both: (i) the borrower's ability to repay the loan by determining whether the borrower meets the established underwriting criteria; and (ii) the adequacy of the proposed collateral by determining whether the appraised value of (and, if applicable, the cash flow from) the collateral property is sufficient for the proposed loan. Under OTS regulations, management is held responsible for developing, implementing, and maintaining prudent appraisal policies.

     The Bank reviews adherence to approved lending policies and procedures, including proper approvals, timely completion of quarterly asset reviews, early identification of problem loans, reviewing the quality of underwriting and appraisals, tracking trends in asset quality, and evaluating the adequacy of the allowance for estimated credit losses. To further control its credit risk, the Bank monitors and manages its credit exposure in portfolio concentrations. Portfolio concentrations, including collateral types, industry groups, geographic locations, and loan types are assessed and the exposure is managed through the establishment of limitations of aggregate exposures.

     The Bank maintains a comprehensive risk-rating system used in determining classified assets and allowances for estimated credit losses. The system involves an ongoing review of all assets containing an element of credit risk including loans, real estate, and investment securities. The review process assigns a risk rating to each asset reviewed based upon various credit criteria. If the review indicates that it is probable that some portion of an asset will result in a loss, the asset is written down to its expected recovery value. An allocated valuation allowance is established for each asset reviewed which has been assigned a risk classification. The allowance is determined, subject to certain minimum percentages, based upon probability of default (in the case of loans), and estimated ranges of recovery. An allowance for estimated credit losses on classified assets not subject to a detailed review is established by multiplying a percentage by the aggregate balances of the assets outstanding in each risk category. The percentages assigned increase based on the degree of risk and reflect management's estimate of potential future losses from assets in a specific risk category. With respect to loans not subject to specific reviews, principally single-family residential and consumer loans, the allowance is established based upon historical loss experience. Additionally, an unallocated allowance is established to reflect economic and other conditions that may negatively affect the portfolio in the aggregate.

     As part of the regular asset review process, management reviews factors relating to the possibility and magnitude of prospective loan and real estate losses, including historical loss experience, prevailing market conditions, and classified asset levels. The Bank is required to classify assets and establish prudent valuation allowances in accordance with OTS regulations.

     Each loan portfolio contains unique credit risks for which the Bank has developed policies and procedures to manage as follows:

     Single-Family Residential Lending. SFR mortgage loans comprise 53 percent of the loan portfolio at December 31, 1995, compared to 56 percent at December 31, 1994. This portfolio represents the largest lending component and is the component which contains the least credit risk.

     It is the general policy of the Bank not to make SFR loans which have a loan-to-value ratio in excess of 80 percent unless insured by private mortgage insurance, Federal Housing Authority (FHA) insurance, or guaranteed by the Veterans Administration (VA). Single-family loans are generally underwritten to underwriting guidelines established by FHA, VA, Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), or preapproved private investors. On its SFR ARM loans offered with initial rates below the current market rate, the Bank qualifies the applicants using the fully indexed rate.

     During 1995, the Bank made $24.7 million of loans using brokers. These loans were underwritten by the Bank using the same guidelines as loans originated internally.

     The Bank requires title insurance on all loans secured by liens on real property. The Bank also requires fire and other hazard insurance be maintained in amounts at least equal to the replacement cost on all properties securing its loans. Earthquake insurance, however, is not required.

     Consumer Lending. Consumer loans include: installment loans secured by auto, recreational vehicles, boats, and mobile homes; home equity and property improvement loans; and loans secured by deposit accounts. Approximately 96 percent of the consumer loan portfolio is collateralized at December 31, 1995. The credit risk of the consumer loan portfolio is managed through both the origination function and the collection process. All consumer loan origination and collection efforts, except for loans secured by deposits, are performed at a central location in order to provide greater control in the process and a more uniform application of credit standards.

     The Bank originates a majority of its installment loans through automobile, recreational vehicle, and marine dealers. These loans are subject to credit scoring and underwriting by Bank personnel. Additionally, credit reviews of the dealers are performed on a periodic basis. The Bank pays dealers a fee for these loans, in some cases through a broker, based upon the excess of the contractual interest rate of the loan over the Bank's stated rate schedule. The Bank utilizes a credit scoring model to assist in the analysis of loan applications and credit reports. Additionally, as a follow up to the application process, a review of selected originations is performed to monitor adherence to credit standards.

     Premiums on loans primarily represent premiums paid to dealers for originating consumer installment loans for the Bank. Prepayments of the loans can adversely affect the yield of the installment portfolio should the unearned premium be uncollectible from the dealer due to the contractual terms of the dealer agreement or the creditworthiness of the dealer or broker.

     Commercial and Construction. The commercial and construction loan portfolios consist of amortizing mortgage loans on multi-family residential and nonresidential real estate, construction and development loans secured by real estate, and commercial loans secured by collateral other than real estate. Commercial secured loans include corporate loans secured by inventory, receivables, real estate, and collateral other than real estate. Residential tract construction loans are generally underwritten with a stabilized loan-to-value ratio of less than 85 percent, while commercial/income property loans are generally underwritten with a ratio less than or equal to 75 percent.

     Construction loans involve risks different from completed project lending because loan funds are advanced upon the security of the project under construction, and if the loan goes into default, additional funds may have to be advanced to complete the project before it can be sold. Moreover, construction projects are subject to uncertainties inherent in estimating construction costs, potential delays in construction time, market demand, and the accuracy of the estimate of value upon completion.

     The Bank manages its risk in these portfolios through its credit evaluation, approval, and monitoring processes. In addition to obtaining appraisals on real estate collateral-based loans, a review of actual and forecasted financial statements and cash flow analyses is performed. After such loans are funded, they are monitored by obtaining and analyzing current financial and cash flow information on a periodic basis.

     To further control its credit risk in this portfolio, the Bank monitors and manages credit exposure on portfolio concentrations. The Bank regularly monitors portfolio concentrations by collateral types, industry groups, loan types, and individual and related borrowers. Such concentrations are assessed and exposures managed through establishment of limitations of aggregate exposures. The Bank no longer originates new construction and commercial loans outside of Nevada. At December 31, 1995, 32 percent, or $18.5 million, of the Bank's outstanding commercial secured loan portfolio consisted of loans to borrowers in the gaming industry, with additional unfunded commitments of $9.9 million. These loans are generally secured by real estate and equipment. The Bank's portfolio of loans, collateralized by real estate, consists principally of real estate located in Nevada, California, and to a lesser extent, Arizona. Collectibility is, therefore, somewhat dependent on the economies and real estate values of these areas and industries. Construction loans and commercial real estate loans (including multi-family) generally have higher default rates than single-family residential loans.

  Origination, Purchase, and Sale of Loans

     The Bank originates the majority of its loans within the state of Nevada; however, under current laws and regulations, the Bank may also originate and purchase loans or purchase participating interests in loans without regard to the location of the secured property. The Bank originated $525 million and $466 million in new loans during 1995 and 1994, respectively, virtually all of which were secured by property located in Nevada. As of December 31, 1995, 86 percent of the loan portfolio was secured by property located in Nevada, 9 percent secured by property located in California, and 5 percent secured by property located in Arizona. The Bank originates real estate and commercial loans principally through its in-house personnel, with some broker-originated SFR loans. In 1994, the Bank purchased $41.9 million of single-family residential whole loans, while no such purchases of loans occurred in 1995.

  Secondary Marketing Activity

     The Bank has been involved in secondary mortgage market transactions through the sale of whole loans. In accordance with the Bank's Accounting Policy, fixed-rate residential loans with maturities greater than 25 years have been designated as held for sale. At December 31, 1995, $5.9 million of residential loans are designated as held for sale. See Note 13 of the Notes to Consolidated Financial Statements for additional discussion relating to such loans.

     Under its loan participation and whole loan sale agreements, the Bank may continue to service the loans and collect payments on the loans as they become due. The amount of loans serviced for others was $430 million at December 31, 1995, compared to $415 million at year-end 1994, including $58 million and $68 million, respectively, of loans serviced for mortgage-backed securities (MBS) originated and owned by the Bank. The Bank pays the participating lender, under the terms of the participation agreement, a yield on the participant's portion of the loan, which is usually less than the interest agreed to be paid by the borrower. The difference is retained by the Bank as servicing income.

     In connection with mortgage loan sales, the Bank makes representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations and program standards, and accuracy of information. In the event of a breach of these representations and warranties, or under certain limited circumstances, regardless of whether there has been such a breach, the Bank may be required to repurchase such mortgage loans. Typically, any documentation defects with respect to these mortgage loans that caused them to be repurchased, are corrected and the mortgage loans are resold. Certain repurchased mortgage loans may remain in the Bank's loan portfolio and, in some cases, repurchased mortgage loans are foreclosed and the acquired real estate sold.

     In May 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights." The statement eliminates the previous distinction between purchased and originated mortgage servicing rights. The statement requires an allocation of the cost basis of a mortgage loan between the mortgage servicing rights and the loan when mortgage loans are sold or securitized and the servicing is retained. The Bank adopted SFAS No. 122 effective April 1, 1995.

     The servicing rights are being amortized over their estimated lives using a method approximating a level yield method. The book value of capitalized mortgage servicing rights at December 31, 1995 was $350,000. As all servicing rights capitalized during the year have been on new loan originations and no significant change in interest rates or servicing rights values have occurred, fair value is estimated to approximate book value at December 31, 1995.

  Loan Fees

     The Bank receives loan origination fees for originating loans and commitment fees for making commitments to originate construction, income property, and multi-family residential loans. It also receives loan fees and charges related to existing loans, including prepayment fees, late charges, and assumption fees. The amount of loan origination fees, commitment fees, and discounts received varies with loan volumes, loan types, purchase commitments made, and competitive and economic conditions. Loan origination and commitment fees, offset by certain direct loan origination costs, are being deferred and recognized over the contractual life of such loans as yield adjustments.

ASSET QUALITY

     Loan Impairment. On January 1, 1995, the Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." SFAS No. 114 requires the measurement of loan impairment to be based on the present value of expected future cash flows discounted at the loan's original effective interest rate or the fair value of the underlying collateral on collateral-dependent loans. SFAS No. 118 allows a creditor to use existing methods for recognizing interest income on impaired loans.

     Upon adoption of SFAS No. 114 in the first quarter of 1995, $2.9 million of in-substance foreclosed assets were reclassified on the Bank's consolidated statement of financial condition from real estate acquired through foreclosure (REO-F) to loans receivable. SFAS No. 114 eliminated the in-substance designation. No other financial statement impact resulted from the Bank's adoption of SFAS No. 114.

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

     Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is in doubt, in which case payments received are recorded as reductions of principal.

     Nonperforming Assets. Nonperforming assets are comprised of nonaccrual assets, restructured loans, and REO-F. Nonaccrual assets are those on which management believes the timely collection of interest or principal is doubtful. Assets are transferred to nonaccrual status when payments of interest or principal are 90 days past due or if, in management's opinion, the accrual of interest should be ceased sooner. There are no assets on accrual status which are over 90 days delinquent or past maturity.

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

 The following table summarizes nonperforming assets as of the dates indicated
                            (thousands of dollars):

                                                                DECEMBER 31,
                                           -------------------------------------------------------
                                            1995        1994        1993        1992        1991
                                           -------     -------     -------     -------     -------
Nonaccrual loans past due 90 days or
  more:
  Mortgage loans:
     Construction and land...............  $   893     $   576     $ 1,233     $ 8,514     $ 8,904
     Single-family residences............    3,720       5,517       6,636       4,667       7,737
     Other mortgage loans................    3,315       5,696       6,728       3,736      10,388
                                           -------     -------     -------     -------     -------
                                             7,928      11,789      14,597      16,917      27,029
  Nonmortgage loans......................      637         904         184       2,164          87
Restructured loans.......................    9,320      16,768       2,842       1,190       1,229
                                           -------     -------     -------     -------     -------
     Total nonperforming loans...........   17,885      29,461      17,623      20,271      28,345
REO-F....................................    3,403       7,631       9,707      24,488      14,875
                                           -------     -------     -------     -------     -------
Total nonperforming assets...............  $21,288     $37,092     $27,330     $44,759     $43,220
                                           =======     =======     =======     =======     =======
Allowance for estimated credit losses....  $16,620     $17,659     $16,251     $17,228     $12,061
                                           =======     =======     =======     =======     =======
Allowance for estimated credit losses as
  a percentage of nonperforming loans....    92.93%      59.94%      92.21%      84.99%      42.55%
                                           =======     =======     =======     =======     =======
Allowance for estimated credit losses as
  a percentage of nonperforming assets...    78.07%      47.61%      59.46%      38.49%      27.91%
                                           =======     =======     =======     =======     =======

     The increase in restructured loans in 1994 is a result of the classification of $13.9 million of single-family residential loan modifications made for borrowers with earthquake-related damage in California. Federal agencies encouraged financial institutions to modify loan terms for certain borrowers who were affected by the earthquake which occurred in January 1994. The terms of these modifications were generally three- to six-month payment extensions with no negative credit reporting regarding the borrower. These loans were on a nonaccrual basis during the extension period. Current OTS regulations allow for removal of these loans from the "troubled debt restructured" designation, once the loan performs according to its contractual terms for twelve consecutive months. The reduction of $7.4 million in restructured loans from 1994 to 1995 was primarily due to earthquake-modified loans which met this criteria.

     At December 31, 1995, all nonaccrual loans and REO-F are classified substandard. Additionally, $3.1 million of restructured loans are classified substandard.

     The amount of interest income that would have been recorded on the nonaccrual and restructured assets if they had been current under their original terms was $1.3 million for 1995. Actual interest income recognized on these assets was $439,000, resulting in $856,000 of interest income foregone for the year. See further discussion below in Provision and Allowance for Estimated Credit Losses.

     Classified Assets. OTS regulations require the Bank to classify certain assets and establish prudent valuation allowances. Classified assets fall in one of three categories -- "substandard," "doubtful," and "loss." In addition, the Bank can designate an asset as "special mention."

     Assets classified as "substandard" are inadequately protected by the current net worth or paying capacity of the obligor or the collateral pledged, if any. Assets which are designated as "special mention" possess weaknesses or deficiencies deserving close attention, but do not currently warrant classification as "substandard."

     Provision and Allowance for Estimated Credit Losses. The provision for estimated credit losses is dependent upon management's evaluation as to the amount needed to maintain the allowance for losses at a level considered appropriate to the perceived risk of future losses. A number of factors are weighed by management in determining the adequacy of the allowance, including internal analyses of portfolio quality measures and trends, specific economic and market conditions affecting valuation of the security properties, and certain other factors. In addition, the OTS considers the adequacy of the allowance for credit losses and the net carrying value of real estate owned in connection with periodic examinations of the Bank. The OTS has the ability to require the Bank to recognize additions to the allowance or reductions in the net carrying value of real estate owned based on their judgement at the time of such examinations. In connection with the most recent examination by the OTS in 1995, no additional allowances for losses were required to be recorded by the Bank.

     Activity in the allowances for estimated credit losses on loans, debt securities, and real estate is summarized as follows (thousands of dollars):

                                                                                       REAL          REAL
                                                                                      ESTATE        ESTATE
                                  CONSTRUCTION     NON-                              ACQUIRED      HELD FOR
                       MORTGAGE      & LAND      MORTGAGE    TOTAL        DEBT        THROUGH       SALE OR
                        LOANS        LOANS        LOANS      LOANS     SECURITIES   FORECLOSURE   DEVELOPMENT    TOTAL     RATIO*
                       --------   ------------   --------   --------   ----------   -----------   -----------   --------   ------
Balance, 12/31/90....  $ 1,134       $ 1,299     $ 1,213    $  3,646     $    --      $ 4,087       $  4,158    $ 11,891
Provisions for
  estimated credit
  losses.............    5,835         2,643       3,580      12,058          --        1,686         49,010      62,754
Charge-offs..........     (844)       (1,121)     (2,111)     (4,076)         --       (6,914)       (49,564)    (60,554)
Recoveries...........      450            --         566       1,016          --          319             35       1,370
Transfers............     (583)           --          --        (583)         --          822             --         239
                       -------       -------     -------    --------     -------      -------       --------    --------
Balance, 12/31/91....    5,992         2,821       3,248      12,061          --           --          3,639      15,700    5.85%
Provisions for
  estimated credit
  losses.............    1,903         6,460       5,766      14,129          --           --         18,309      32,438
Charge-offs..........     (717)       (4,262)     (5,837)    (10,816)         --           --        (20,490)    (31,306)
Recoveries...........      202           497       1,155       1,854          --           --              5       1,859
                       -------       -------     -------    --------     -------      -------       --------    --------
Balance, 12/31/92....    7,380         5,516       4,332      17,228          --           --          1,463      18,691    3.29%
Provisions for
  estimated credit
  losses.............    4,634           172       1,406       6,212          --           --          1,010       7,222
Charge-offs..........   (3,652)       (3,100)     (3,060)     (9,812)         --           --         (1,538)    (11,350)
Recoveries...........      461           852       1,310       2,623          --           --             --       2,623
                       -------       -------     -------    --------     -------      -------       --------    --------
Balance, 12/31/93....    8,823         3,440       3,988      16,251          --           --            935      17,186    1.07%
Provisions for
  estimated credit
  losses.............    2,954            71       4,205       7,230          --           --            163       7,393
Charge-offs..........   (2,601)       (1,499)     (3,787)     (7,887)         --           --         (1,412)     (9,299)
Recoveries...........      815           202       1,048       2,065          --           --            790       2,855
                       -------       -------     -------    --------     -------      -------       --------    --------
Balance, 12/31/94....    9,991         2,214       5,454      17,659          --           --            476      18,135    0.72%
Provisions for
  estimated credit
  losses.............   (2,609)         (151)      8,506       5,746       2,077          326            162       8,311
Charge-offs..........   (1,105)         (312)     (7,207)     (8,624)     (2,077)        (395)          (139)    (11,235)
Recoveries...........      145           172       1,255       1,572          --          336            364       2,272
                       -------       -------     -------    --------     -------      -------       --------    --------
Balance, 12/31/95....  $ 6,422       $ 1,923     $ 8,008    $ 16,353     $    --      $   267       $    863    $ 17,483    0.56%
                       =======       =======     =======    ========     =======      =======       ========    ========

* Ratio = Net charge-offs to average loans and real estate outstanding (includes debt securities for 1995).

     Allocation of Allowance for Estimated Credit Losses. The following is a breakdown of allocated loan loss allowance amounts by major categories. However, in management's opinion, the allowance must be viewed in its entirety.

                                                                   DECEMBER 31,
                 ----------------------------------------------------------------------------------------------------------------
                         1995                   1994                   1993                   1992                   1991
                 --------------------   --------------------   --------------------   --------------------   --------------------
                             PERCENT                PERCENT                PERCENT                PERCENT                PERCENT
                             OF LOANS               OF LOANS               OF LOANS               OF LOANS               OF LOANS
                 ALLOWANCE   TO TOTAL   ALLOWANCE   TO TOTAL   ALLOWANCE   TO TOTAL   ALLOWANCE   TO TOTAL   ALLOWANCE   TO TOTAL
                  AMOUNT      LOANS      AMOUNT      LOANS      AMOUNT      LOANS      AMOUNT      LOANS      AMOUNT      LOANS
                 ---------   --------   ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                              (THOUSANDS OF DOLLARS)
Loans by type
Real estate.....  $ 6,422       69.1     $ 9,991       73.6     $ 8,823       76.9     $ 7,380       81.2     $ 5,992       82.4
Construction and
  land..........    1,923        6.3       2,214        5.1       3,440        4.0       5,516        4.3       2,821        4.8
Nonmortgage.....    8,008       24.6       5,454       21.3       3,988       19.1       4,332       14.5       3,248       12.8
                  -------      -----     -------      -----     -------      -----     -------      -----     -------      -----
    Total.......  $16,353      100.0     $17,659      100.0     $16,251      100.0     $17,228      100.0     $12,061      100.0
                  =======      =====     =======      =====     =======      =====     =======      =====     =======      =====

REAL ESTATE DEVELOPMENT ACTIVITIES

     The Bank's investment in real estate held for development, net of allowance for estimated losses, excluding REO-F, decreased from $28.1 million at December 31, 1991 to $247,000 at December 31, 1995.

The Bank's pretax loss from real estate operations was $196,000 in 1995, $612,000 in 1994, and $910,000 in 1993.

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

INVESTMENT ACTIVITIES

     Federal regulations require thrifts to maintain certain levels of liquidity and to invest in various types of liquid assets. The Bank invests in a variety of securities, including commercial paper, certificates of deposit, U.S. government and U.S. agency obligations, short-term corporate debt, municipal bonds, repurchase agreements, and federal funds. The Bank also invests in longer term investments such as MBS and collateralized mortgage obligations (CMO) to supplement its loan production and to provide liquidity to meet unforeseen cash outlays. Income from cash equivalents and debt securities provides a significant source of revenue for the Bank, constituting 41 percent, 32 percent and 29 percent of total revenues for each of the years ended December 31, 1993, 1994 and 1995, respectively.

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

     On December 31, 1993, the Bank adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In conjunction with adoption, the Bank designated the vast majority of its debt security portfolio as available for sale. At December 31, 1995 and 1994, no securities were designated as "trading securities."

     In November 1995, the FASB issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (the Special Report). The Special Report allowed a one-time opportunity, until December 31, 1995, for institutions to reassess the appropriateness of their designations of all securities and transfer debt securities from the held-to-maturity portfolio before calendar year-end 1995, without calling into question their intent to hold other debt securities to maturity in the future. The Bank reassessed its securities designations in light of the Special Report guidance and made no reclassifications.

     The following tables present the composition of the debt security portfolios as of the dates indicated.

                                                                          DECEMBER 31,
                                                                 ------------------------------
                                                                   1995       1994       1993
                                                                 --------   --------   --------
                                                                     (THOUSANDS OF DOLLARS)
DEBT SECURITIES HELD TO MATURITY
Corporate issue MBS............................................  $ 43,964   $ 60,922   $ 69,660
U.S. Treasury securities.......................................    20,290     40,958         --
                                                                 --------   --------   --------
          Total................................................  $ 64,254   $101,880   $ 69,660
                                                                 ========   ========   ========

                                                                          DECEMBER 31,
                                                                 ------------------------------
                                                                   1995       1994       1993
                                                                 --------   --------   --------
                                                                     (THOUSANDS OF DOLLARS)
DEBT SECURITIES AVAILABLE FOR SALE
GNMA -- MBS....................................................  $  5,933   $  6,397   $  9,672
FHLMC -- MBS...................................................   238,926    300,896    379,786
FNMA -- MBS....................................................    94,894    109,108    119,657
CMO............................................................    66,359     88,380     47,249
Corporate issue MBS............................................    16,309     19,517     24,106
Money market instruments.......................................        --         --     10,036
U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies....................        --      5,102      5,220
                                                                 --------   --------   --------
          Total................................................  $422,421   $529,400   $595,726
                                                                 ========   ========   ========

     The following schedule of the expected maturity of debt securities held to maturity is based upon dealer prepayment expectations and historical prepayment activity (thousands of dollars):

                                                          EXPECTED/CONTRACTUAL MATURITY
                                       --------------------------------------------------------------------
                                                   AFTER        AFTER         AFTER
                                       WITHIN     ONE YEAR    FIVE YEARS    TEN YEARS       TOTAL
                                         ONE     BUT WITHIN   BUT WITHIN    BUT WITHIN    AMORTIZED
          DECEMBER 31, 1995             YEAR     FIVE YEARS   TEN YEARS    TWENTY YEARS     COST      YIELD
-------------------------------------  -------   ----------   ----------   ------------   ---------   -----
Corporate issue MBS..................  $11,360     $27,853      $4,596         $ 155       $43,964     7.99%
U.S. Treasury securities.............   20,290          --          --            --        20,290     7.37%
                                       -------     -------      ------         -----       -------     ----
          Total......................  $31,650     $27,853      $4,596         $ 155       $64,254     7.79%
                                       =======     =======      ======         =====       =======     ====
Yield................................     7.57%       7.91%       8.55%         7.23%         7.79%
                                       =======     =======      ======         =====       =======

     The following schedule reflects the expected maturities of MBS and CMO and the contractual maturity of all other debt securities available for sale. The expected maturities of MBS and CMO are based upon dealer prepayment expectations and historical prepayment activity (thousands of dollars):

                                                         EXPECTED/CONTRACTUAL MATURITY
                                    ------------------------------------------------------------------------
                                                 AFTER        AFTER         AFTER         TOTAL
                                                ONE YEAR    FIVE YEARS    TEN YEARS     ESTIMATED
                                     WITHIN    BUT WITHIN   BUT WITHIN    BUT WITHIN      FAIR
        DECEMBER 31, 1995           ONE YEAR   FIVE YEARS   TEN YEARS    TWENTY YEARS     VALUE     YIELD(1)
----------------------------------  --------   ----------   ----------   ------------   ---------   --------
GNMA -- MBS.......................  $  1,375    $  3,780      $   778       $    --      $  5,933     8.27%
FHLMC -- MBS......................    60,947     148,188       25,625         4,166       238,926     7.45%
FNMA -- MBS.......................    14,808      46,644       22,346        11,096        94,894     7.07%
CMO...............................    24,400      41,661          298            --        66,359     5.50%
Corporate Issue MBS...............     3,027      10,855        1,661           766        16,309     7.25%
                                    --------    --------      -------       -------      --------     ----
          Total...................  $104,557    $251,128      $50,708       $16,028      $422,421     7.06%
                                    ========    ========      =======       =======      ========     ====
Yield.............................      6.94%       7.05%        7.27%         7.18%         7.06%
                                    ========    ========      =======       =======      ========

---------------

(1) The yields are computed based on amortized cost.

DEPOSIT ACTIVITIES

     Deposit accounts are the Bank's primary source of funds constituting 79 percent of the Bank's total liabilities at December 31, 1995. The Bank solicits both short-term and long-term deposits in the form of transaction-based and certificate of deposit accounts.

     The Bank's average retail deposit base, as a percent of average interest-bearing liabilities, has remained steady during the past three years. The total average deposit base declined in 1994 versus 1993 as a result of the sale of the Bank's Arizona deposits in 1993. See Note 13 of the Notes to Consolidated Financial Statements for further discussion of the Arizona sale. Average retail deposits, as a percentage of average interest-bearing liabilities, were 79 percent in 1995, compared to 80 percent in 1994 and 79 percent in 1993.

The Bank has emphasized retail deposits over wholesale funding sources in an effort to reduce the volatility of its cost of funds. Additionally, the Bank has emphasized growth in transaction-based accounts versus term accounts in order to reduce its overall cost of funds.

     The Bank's deposits increased $26 million during 1995. This growth was principally in transaction-based accounts which increased by $27 million, offset by a decrease of $1 million in certificates of deposit. During 1995, the Bank offered new and restructured money market demand account (MMDA) products in order to encourage this growth and minimize loss of deposits to competitive products offered by other financial intermediaries.

     At December 31, 1995, the Bank maintained over $419 million in collateral, at market value, which could be borrowed against or sold to offset any deposit outflows which could occur in a declining or low interest rate environment, or as a result of the pending acquisition of the Bank. While some loss of deposits may be experienced by the Bank, the anticipated volume is not expected to be significant.

     The average balances in and average rates paid on deposit accounts for the years indicated are summarized as follows (thousands of dollars):

                                               1995                   1994                   1993
                                        ------------------     ------------------     ------------------
                                         BALANCE     YIELD      BALANCE     YIELD      BALANCE     YIELD
                                        ----------   -----     ----------   -----     ----------   -----
Noninterest-bearing demand deposits...  $   80,028     --      $   66,339      --      $   77,144     --
Interest-bearing demand deposits......     319,449   3.23%        327,020    2.67%        329,785   2.60%
Savings deposits......................      71,963   2.38%         84,584    2.52%         83,935   2.81%
Certificates of deposit...............     774,948   5.15%        751,572    4.42%        952,764   4.90%
                                        ----------   ----      ----------    ----      ----------   ----
                                        $1,246,388   4.17%     $1,229,515    3.59%     $1,443,628   3.99%
                                        ==========   ====      ==========    ====      ==========   ====

     Certificates of deposit include approximately $171 million, $169 million, and $152 million in time certificates of deposits in amounts of $100,000 or more at December 31, 1995, 1994, and 1993, respectively. The following table represents time certificates of deposits, none of which are brokered, in amounts of $100,000 or more by time remaining until maturity as of December 31, 1995 (thousands of dollars):


LESS THAN 3 MONTHS     3 MONTHS-6 MONTHS     6 MONTHS-1 YEAR     GREATER THAN 1 YEAR
------------------     -----------------     ---------------     -------------------
     $ 60,121               $29,724              $35,798               $45,696
     ========               =======              =======               =======

BORROWINGS

     Sources of funds other than deposits have included advances from the FHLB, reverse repurchase agreements, and other borrowings.

     FHLB Advances. As a member of the FHLB system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time. The Bank borrows these funds from the FHLB principally on the security of certain of its mortgage loans. See Regulation -- Federal Home Loan Bank System herein for additional discussion. Such advances are made on a limited basis to supplement the Bank's supply of lendable funds, to meet deposit withdrawal requirements and to lengthen the maturities of its borrowings. See Note 13 of the Notes to Consolidated Financial Statements for additional discussion.

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

     Reverse repurchase agreements are summarized as follows (thousands of dollars):

                                                               1995       1994       1993
                                                             --------   --------   --------
    Balance at year end....................................  $140,710   $281,935   $259,041
    Accrued interest payable at year end...................     1,417      3,335      3,871
    Daily average amount outstanding during year...........   175,618    222,620    305,123
    Maximum amount outstanding at any month end............   282,374    281,935    367,859
    Weighted-average interest rate during the year.........      6.20%      4.95%      4.30%
    Weighted-average interest rate on year-end balances....      6.10%      6.37%      4.31%

EMPLOYEES

     At December 31, 1995, the Bank had 601 full-time equivalent employees. No employees are represented by any union or collective bargaining group and the Bank considers its relations with its employees to be good.

COMPETITION

     The Bank experiences substantial competition in attracting and retaining deposit accounts and in making mortgage and other loans. The primary factors in competing for deposit accounts are interest rates paid on deposits, the range of financial services offered, the quality of service, convenience of office locations, and the financial strength of an institution. Direct competition for deposit accounts comes from savings and loan associations, commercial banks, money market mutual funds, credit unions, and insurance companies. During 1995, the Bank experienced deposit outflows from certificate of deposit accounts as customers sought higher yielding alternative investments in a low interest rate environment. The Bank has sought to retain relationships with these customers by establishing an agreement with a third party broker to offer uninsured investment alternatives in the Bank's branches and through restructuring its MMDA product offerings.

     The primary factors in competing for loans are interest rates, loan origination fees, quality of service, and the range of lending services offered. Competition for origination of first mortgage loans normally comes from savings and loan associations, mortgage banking firms, commercial banks, insurance companies, real estate investment trusts, and other lending institutions.

PROPERTIES

     The Bank occupies facilities at 25 locations in Nevada, of which 11 are owned. The Bank leases the remaining facilities. The Bank opened a new branch in the Las Vegas area in May of 1995 while consolidating another branch during the year. See Note 13 of the Notes to Consolidated Financial Statements for a schedule of net future minimum rental payments that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1995.

REGULATION

  General

     In August 1989, FIRREA was enacted into law. FIRREA had and will continue to have a significant impact on the thrift industry including, among other things, imposing significantly higher capital requirements and providing funding for the liquidation of insolvent thrifts. In December 1991, FDICIA was enacted into law. This legislation included changes in the qualified thrift lender test, deposit insurance assessments, and capital standards.

     Regulatory Infrastructure. The Bank's principal supervisory agency is the OTS, an agency reporting to the U.S. Treasury Department. The OTS is responsible for the examination and regulation of all thrifts and for the organization, incorporation, examination, and regulation of federally chartered thrifts.

     The FDIC is the Bank's secondary regulator and is the administrator of the SAIF which generally insures the deposits of thrifts.

     Deposit Insurance Premiums. During 1993, the FDIC implemented a risk-based deposit insurance premium assessment. Under the regulation, annual deposit insurance premiums ranging from 23 to 31 basis points are imposed on institutions based upon the institution's level of capital and a supervisory risk assessment. Congressional proposals are currently pending to decrease the deposit insurance premiums after a one-time assessment is imposed to fully capitalize the SAIF.

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

     Insured institutions are divided into five capital categories -- (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. The categories are defined as follows:

                                                          CORE CAPITAL TO
                                          RISK-BASED         RISK-BASED           CORE
                CATEGORY                 CAPITAL RATIO         ASSETS         CAPITAL RATIO
    ---------------------------------    -------------    ----------------    -------------
    Well capitalized.................        > or =10%          > or =6%           > or =5%
    Adequately capitalized...........     > or =8%<10%       > or =4%<6%        > or =4%<5%
    Undercapitalized.................      > or =6%<8%       > or =3%<4%        > or =3%<4%
    Significantly undercapitalized...              <6%               <3%                <3%

---------------

Critically undercapitalized if tangible equity to total assets ratio < or =2%.

     Institutions must meet all three capital ratios in order to qualify for a given category. At December 31, 1995, the Bank was classified as "well capitalized." At December 31, 1995, under fully phased-in capital rules applicable to the Bank at July 1, 1996, the Bank would have exceeded the "adequately capitalized" total risk-based, tier 1 risk-based, and tier 1 leverage ratios by $53.2 million, $81.6 million, and $52.6 million, respectively.

     In January 1993, the OTS issued a Thrift Bulletin limiting the amount of deferred tax assets that can be used to meet capital requirements. Under the bulletin, for purposes of calculating regulatory capital, net deferred tax assets are limited to the amount which could be theoretically realized from carryback potential plus the lesser of the tax on one year's projected earnings or ten percent of core capital. Transitional provisions apply to deferred tax assets existing at December 31, 1992, which are not subject to the limitation. At December 31, 1995, the Bank has a net deferred tax liability and, therefore, is not subject to the limitation. Management does not anticipate this regulation will impact the Bank's compliance and capital standards in the foreseeable future.

     In November 1994, the OTS announced its decision to reverse immediately its 1993 interim policy requiring associations to include unrealized gains and losses, net of income taxes, on available for sale (AFS) debt securities in regulatory capital. Under the revised OTS policy, associations exclude any unrealized gains and losses, net of income taxes, on a prospective basis, on AFS debt securities reported as a separate component of equity capital pursuant to SFAS No. 115.

     The capital regulations specify that only the following elements may be included in tangible capital: stockholder's equity, noncumulative perpetual preferred stock, retained earnings, and minority interests in the equity accounts of fully consolidated subsidiaries. Further, goodwill and investments in and loans to subsidiaries engaged in activities not permitted by national banks must be deducted from assets and capital. See Regulation -- General -- Separate Capitalization of Nonpermissible Activities herein for additional discussion.

     In calculating adjusted total assets under the capital regulations, certain adjustments are made to exclude certain assets from tangible capital and to appropriately account for the investments in and assets of both includable and nonincludable activities.

     Core capital under the current regulations may include only tangible capital, plus certain intangible assets up to a limit of 25 percent of core capital, provided such assets are: (i) separable from the thrift's assets, (ii) valued at an established market value through an identifiable stream of cash flows with a high degree of certainty that the asset will hold this market value notwithstanding the prospects of the thrift, and (iii) salable in a market that is liquid. In addition, prior to January 1, 1995, certain qualifying "supervisory" goodwill was includable as core capital. Under the regulation, on January 1, 1995, none of the Bank's supervisory goodwill was includable in core capital.

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

     The capital regulation also establishes the concept of "total capital" for the risk-based capital requirement. As defined, total capital consists of core capital and supplementary capital. Supplementary capital includes: (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt, and mandatory convertible subordinated debt (capital notes);
(ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock, mandatory convertible subordinated debt (commitment notes), and mandatory redeemable preferred stock subject to an amortization schedule; and
(iii) general valuation loan and lease loss allowances up to 1.25 percent of risk-weighted assets.

     In 1994, the OTS issued a regulation which added a component to an institution's risk-based capital calculation for institutions with interest rate risk (IRR) exposure classified as "above normal." In 1995, the regulation was indefinitely delayed and allowed "well capitalized" institutions, such as the Bank, to utilize their internal model to measure the IRR capital component. As measured by both the Bank's model and the OTS model, the Bank has a "normal" classification of IRR exposure as defined in the delayed regulation. Had the regulation been implemented, no capital deduction would have been required during any period presented.

     See Note 13 of the Notes to Consolidated Financial Statements for the calculation of the Bank's regulatory capital and related excesses as of December 31, 1995 and 1994.

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

     In July 1992, legislation was enacted which delayed the increased transitional deduction from capital for real estate investments, and allowed thrifts to apply to the OTS for use of a delayed schedule. The Bank applied for and received approval for use of the delayed phase-out schedule. The Bank had $674,000 in investments in and loans to nonpermissible activities at December 31, 1995. These investments, which fall under this section of FIRREA, will be deductible from capital by 60 percent from July 1, 1995 to June 30, 1996 and thereafter, totally deductible. Included in this amount are investments in real estate, land loans, and certain REO-F.

     Lending Activities. FIRREA limits the amount of commercial real estate loans that a federally chartered thrift may make to four times its capital (as defined). Based on core capital of $122 million at December 31, 1995, the Bank's commercial real estate lending limit was $488 million. At December 31, 1995, the Bank had $179 million invested in commercial real estate loans and, therefore, this limitation should not unduly restrict the Bank's ability to engage in commercial real estate loans.

     FIRREA conformed thrifts' loans-to-one-borrower limitations to those applicable to national banks. After March 1995, thrifts generally are not permitted to make loans to a single borrower in excess of 15 percent of the thrift's Tier 1 and Tier 2 capital actually included in risk-based capital, plus the allowance for loan and lease losses not included in Tier 2 capital, except that a thrift may make loans-to-one-borrower in excess of such limits under one of the following circumstances: (i) for any purpose, in an amount not to exceed $500,000 and (ii) to develop domestic residential housing units, in an amount not to exceed the lesser of $30 million, or 30 percent, of the thrift's unimpaired capital and unimpaired surplus, provided the thrift meets fully phased-in capital requirements and certain other conditions are satisfied. The Bank was in compliance with the loans-to-one-borrower limitation of $21 million at December 31, 1995. This limitation is not expected to materially affect the operations of the Bank.

     In December 1992, the OTS issued a regulation (Real Estate Lending Standards) as mandated by FDICIA, which became effective in March 1993. The regulation requires insured depository institutions to adopt and maintain comprehensive written real estate lending policies which include: prudent underwriting standards; loan administration procedures; portfolio diversification standards; and documentation, approval, and reporting requirements. The policies must be reviewed and approved annually to ensure appropriateness for current market conditions. The regulation also provides supervisory loan-to-value limits for various types of real estate based loans. Loans may be originated in excess of these limitations up to a maximum of 100 percent of total regulatory capital. The regulation has not made a material impact on the Bank's lending operations.

     In August 1993, the OTS issued revised guidance for the classification of assets and a new policy on the classification of collateral-dependent loans (where proceeds from repayment can be expected to come only from the operation and sale of the collateral). With limited exceptions, effective September 1993, for troubled collateral-dependent loans where it is probable that the lender will be unable to collect all amounts due, an institution must classify as "loss" any excess of the recorded investment in the loan over its "value" and classify the remainder as "substandard." The value of a loan is either the present value of the expected future cash flows, the loan's observable market price, or the fair value of the collateral. The policy did not materially impact the Bank.

     The federal agencies regulating financial institutions issued a joint policy statement in December 1993 providing quantitative guidance and qualitative factors to consider in determining the appropriate level of valuation allowances that institutions should maintain against various asset portfolios. The policy statement also requires institutions to maintain effective asset review systems and to document the institution's process for evaluating and determining the level of its valuation allowance. Management believes the Bank's current policies and procedures regarding valuation allowances and asset review procedures are consistent with the policy statement.

     FDICIA amended the Qualified Thrift Lender (QTL) test prescribed by FIRREA by reducing the qualified percentage to 65 percent and adding certain investments as qualifying investments. A savings institution must meet the percentage in at least 9 of every 12 months. At December 31, 1995, the Bank's QTL ratio was approximately 79.5 percent. A thrift that fails to meet the QTL test must either become a commercial bank or be subject to a series of restrictions.

     Safety and Soundness Standards. Pursuant to statutory requirements, the OTS issued a proposed rule in November 1993, that prescribes certain "safety and soundness standards." A final rule providing safety and soundness guidelines was issued in August 1995. The standards are intended to enable the OTS to address problems at savings associations before the problems cause significant deterioration in the financial condition of the association. The regulation provides operational and managerial standards for internal controls and information systems; loan documentation; internal audit systems; credit underwriting; interest rate exposure; asset growth; and compensation, fees, and benefits. The regulation also provides for procedures for the submission of compliance plans and the issuance of orders to correct deficiencies, if necessary. This final rule will have no material adverse impact on the Bank.

  Federal Home Loan Bank System

     The FHLB system consists of 12 regional FHLB banks, which provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of San Francisco, is required to own capital stock in that institution in an amount at least equal to: 1 percent of the aggregate outstanding balance at the beginning of the year of its outstanding residential mortgage loans, home purchase contracts, and similar obligations; 0.3 percent of total assets; or 5 percent of its advances from the FHLB, whichever is greater. The Bank is in compliance with this requirement, with an investment in FHLB stock at December 31, 1995, of $11.1 million.

  Liquidity

     The Bank is required to maintain an average daily balance of liquid assets equal to at least five percent of its liquidity base (as defined in the Regulation) during the preceding calendar month. The Bank is also required to maintain an average daily balance of short-term liquid assets equal to at least one percent of its liquidity base. The Bank has complied with these regulatory requirements and maintains a ratio substantially higher than the requirement due to its higher level of transaction accounts relative to a traditional thrift. For the month of December 1995, the Bank's liquidity ratios were 11.9 percent and 6.5 percent, respectively.

  Investments

     A Federal Financial Institutions Examinations Council Supervisory Policy Statement on Securities Activities (Policy Statement): (1) addresses the selection of securities dealers, (2) requires depository institutions to establish prudent policies and strategies for securities transactions, (3) defines securities trading or sales practices that are viewed by the agencies as being unsuitable when conducted in an investment portfolio, (4) indicates characteristics of loans held for sale or trading, and (5) establishes a framework for identifying when certain mortgage derivative products are high-risk mortgage securities which must be held either in a trading or held for sale account. Management believes that items (1) through (4) have not unduly restricted the operating strategies of the Bank. Under item (5), the Bank will have to apply the specified tests to any mortgage derivative product, including CMO, Real Estate Mortgage Investment Conduits (REMIC), CMO and REMIC residuals, and stripped MBS purchases in the future.

  Insurance of Deposits

     The Bank's deposits are insured by the FDIC through the SAIF up to the maximum amount permitted by law, currently $100,000 per insured depositor. The SAIF required quarterly insurance premium payments beginning in 1995 instead of semi-annual payments as in prior years. Legislation is pending to provide for a one-time special assessment of approximately 75 to 79 basis points on SAIF insured deposits. See Regulation -- General -- Deposit Insurance Premiums herein for additional discussion of insurance premiums to be paid by SAIF members.

     Insurance of deposits may be terminated by the FDIC, after notice and hearing, upon a finding by the FDIC that a thrift has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the OTS and FDIC. Management of the Bank is not aware of any practice, condition, or violation that might lead to termination of its deposit insurance.

  Community Reinvestment Act

     The Community Reinvestment Act of 1977 (CRA) and regulations promulgated under the act encourage savings associations to help meet the credit needs of the communities they do business in, particularly the credit needs of low and moderate income neighborhoods. The OTS periodically evaluates the Bank's performance under CRA. This evaluation is taken into account in determining whether to grant approval for new branches, relocations, mergers, acquisitions, and dispositions. The Bank received an "outstanding" evaluation in its most recent examination.

     In April 1995, the Federal Reserve approved the final version of a new CRA regulation, to be fully implemented in July 1997. Data collection for large institutions, such as the Bank, began in January 1996. The regulation provides for different examination procedures for different sized financial institutions, to facilitate the basic differences in institutions structures and operations. The intent of the regulation is to establish performance-based CRA examinations that are complete and accurate but, to the maximum extent possible, mitigate the compliance burden for institutions.

     Examiners will evaluate the CRA performance based on review of objective information about the institution, its community and its competitors, available demographic and economic data, and any information the institution chooses to provide about lending, service, and investment opportunities in its assessment area. The Bank implemented the new CRA regulation in 1995 and it had no material impact.

  Federal Reserve System

     The Board of Governors of the Federal Reserve System (the Federal Reserve) has adopted regulations that require depository institutions to maintain noninterest earning reserves against their transaction accounts (primarily negotiable order of withdrawal (NOW), demand deposit accounts, and Super NOW accounts) and nonpersonal money market deposit accounts. These regulations generally require that reserves of three percent be maintained against aggregate transaction accounts in an institution, up to $47.7 million, and an initial reserve of ten percent be maintained against that portion of total transaction accounts in excess of such amount. In addition, an initial reserve of three percent must be maintained on nonpersonal MMDA (which include borrowings with maturities of less than four years). These accounts and percentages are subject to adjustment by the Federal Reserve. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS. At December 31, 1995, the Bank was required to maintain approximately $5.3 million in noninterest earning reserves and was in compliance with this requirement.

     As a creditor and financial institution, the Bank is subject to various additional regulations promulgated by the Federal Reserve, including, without limitation, Regulation B (Equal Credit Opportunity Act), Regulation E (Electronic Funds Transfer Act), Regulation F (Interbank Liabilities), Regulation Z (Truth-in-Lending Act), Regulation CC (Expedited Funds Availability
Act), Regulation O (Insider Lending), and Regulation DD (Truth-in-Savings Act).

                            HOLDING COMPANY MATTERS

     The Bank is a wholly owned subsidiary of the Company. As a unitary savings bank holding company, the Company is subject to certain OTS regulation, examination, supervision, and reporting requirements. The Bank is generally prohibited from engaging in certain transactions with the Company and is subject to certain OTS restrictions on the payment of dividends to the Company.

     In 1990, the OTS issued a regulation governing limitations of capital distributions, including dividends. Under the regulation, a tiered system keyed to capital is imposed on capital distributions. Insured thrifts fall under one of three tiers.

     1. Tier 1 includes those thrifts with net capital exceeding fully phased-in requirements and with Capital, Assets, Management, Earnings, and Liquidity (CAMEL) ratings of 1 or 2. (The CAMEL system was established by the FDIC and adopted by the OTS to comprehensively and uniformly grade all thrifts with regard to financial condition, compliance with laws and regulations, and overall operating soundness.)

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

     Based upon these regulations, the Bank is classified as a Tier 1 thrift.

     In December 1994, the OTS proposed an amendment to the capital distributions regulation to conform to the FDICIA prompt corrective action system. Under the proposal, a savings association that is not held by a savings and loan holding company and that has a CAMEL rating of "1" or "2" need not notify the OTS before making a capital distribution. Other institutions that remain adequately capitalized after making a capital distribution would be required to provide notice to the OTS. Troubled and undercapitalized institutions must file and receive approval from the OTS prior to making capital distributions. This proposed regulation has no material impact on the Bank.

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

     The Company, at the time that it acquired the Bank, agreed to assist the Bank in maintaining levels of net worth required by the regulations in effect at the time or as they were thereafter in effect so long as it controlled the Bank. The enforceability of a net worth maintenance agreement of this type is uncertain. However, under current regulations, a holding company that has executed a capital maintenance obligation of this type may not divest control of a thrift if the thrift has a capital deficiency, unless the holding company either provides the OTS with an agreement to infuse sufficient capital into the thrift to remedy the deficiency or the deficiency is satisfied. The OTS lifted this net worth maintenance stipulation in June 1995, at the request of the Company, since laws and regulations have been enacted which govern prompt corrective action measures when the capitalization of a thrift is deficient.

     The Company is prohibited from issuing any bond, note, lien, guarantee, or indebtedness of any kind pledging its utility assets or credit for or on behalf of a subsidiary which is not engaged in or does not support the business of the regulated public utility. As a result, there are limitations on the Company's ability to assist the Bank in maintaining levels of capital required by applicable regulations.

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

     In June 1995, the Bank requested the OTS lift the dividend stipulation, since laws and regulations have been enacted since the Company's acquisition of the Bank, in conjunction with FIRREA and FDICIA, which govern capital distributions and prompt corrective action measures when the capitalization of a thrift is deficient. In July 1995, the OTS terminated these stipulations such that capital distributions by the Bank are now governed by the laws and regulations governing all thrifts. In 1995, the Bank declared and paid $500,000 in cash dividends to the Company.

     Under terms of the definitive sale agreement with Norwest Corporation, the Bank is limited in the amount of dividends payable to the Company through the closing date of the sale to $375,000 per quarter through June 30, 1996 and up to $3.5 million in the third quarter of 1996, dependant upon the timing of the closing date of the sale.

ITEM 2.  PROPERTIES

     The information appearing in Part I, Item 1, pages 2 and 18 in this report is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The principal markets on which the common stock of the Company is traded are the New York Stock Exchange and the Pacific Stock Exchange. At March 15, 1996, there were 25,400 holders of record of common stock. The market price of the common stock was $16 1/4 as of March 15, 1996. Prices shown are those as quoted by the Wall Street Journal in the consolidated transaction reporting system.

                  COMMON STOCK PRICE AND DIVIDEND INFORMATION

                                                   1995                 1994             DIVIDENDS PAID
                                            ------------------    ------------------    -----------------
                                              HIGH       LOW       HIGH        LOW       1995       1994
                                            -------    -------    -------    -------    ------     ------
    Fiscal Quarter
      First...............................  $15 1/4    $13 5/8    $19 3/8    $15 3/4    $0.205    $0.195
      Second..............................   14 7/8     13 5/8     18 5/8     15         0.205     0.195
      Third...............................   16 3/4     14         18 1/4     17 1/2     0.205     0.205
      Fourth..............................   18 3/8     14 7/8     17 5/8     13 3/4     0.205     0.205
                                                                                        ------    ------
                                                                                        $0.820    $0.800
                                                                                        ======    ======

     See Holding Company Matters and Note 13 of the Notes to Consolidated Financial Statements for a discussion of limitations on the Bank's ability to make capital distributions to the Company.

ITEM 6.  SELECTED FINANCIAL DATA

                   CONSOLIDATED SELECTED FINANCIAL STATISTICS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                          YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1995         1994         1993         1992         1991
                                       ----------   ----------   ----------   ----------   ----------
Operating revenues...................  $  563,502   $  599,553   $  539,105   $  534,390   $  565,010
Operating expenses...................     505,090      510,863      461,423      448,815      498,753
                                       ----------   ----------   ----------   ----------   ----------
Operating income.....................  $   58,412   $   88,690   $   77,682   $   85,575   $   66,257
                                       ==========   ==========   ==========   ==========   ==========
Income from continuing operations....  $    2,654   $   23,524   $   13,751   $   32,214   $   18,291
Income (loss) from discontinued
  operations, net of tax (1).........     (17,536)       2,777        1,655      (14,553)     (32,466)
                                       ----------   ----------   ----------   ----------   ----------
Net income (loss)....................  $  (14,882)  $   26,301   $   15,406   $   17,661   $  (14,175)
                                       ==========   ==========   ==========   ==========   ==========
Net income (loss) applicable to
  common stock.......................  $  (15,189)  $   25,791   $   14,665   $   16,610   $  (15,500)
                                       ==========   ==========   ==========   ==========   ==========
Total assets at year end.............  $1,532,527   $1,453,582   $1,362,861   $1,265,380   $1,268,321
                                       ==========   ==========   ==========   ==========   ==========
Capitalization at year end
  Common equity......................  $  356,050   $  348,556   $  335,117   $  329,444   $  327,149
  Preferred and preference stocks....          --        4,000        8,058       15,316       22,574
  Trust originated preferred
     securities......................      60,000           --           --           --           --
  Long-term debt.....................     607,945      678,263      568,600      589,883      464,042
                                       ----------   ----------   ----------   ----------   ----------
                                       $1,023,995   $1,030,819   $  911,775   $  934,643   $  813,765
                                       ==========   ==========   ==========   ==========   ==========
Common stock data
  Return on average common equity....        (4.1)%        7.6%         4.4%         5.1%        (4.6)%
  Earnings (loss) per share
     Continuing operations...........  $     0.10   $     1.09   $     0.63   $     1.51   $     0.83
     Discontinued operations.........       (0.76)        0.13         0.08        (0.70)       (1.59)
                                       ----------   ----------   ----------   ----------   ----------
  Earnings (loss) per share..........  $    (0.66)  $     1.22   $     0.71   $     0.81   $    (0.76)
                                       ==========   ==========   ==========   ==========   ==========
  Dividends paid per share...........  $     0.82   $     0.80   $     0.74   $     0.70   $     1.05
  Payout ratio.......................         N/A           66%         104%          86%         N/A
  Book value per share at year end...  $    14.55   $    16.38   $    15.96   $    15.99   $    15.88
  Market value per share at year
     end.............................  $    17.63   $    14.13   $    16.00   $    13.75   $    10.63
  Market value per share to book
     value per share.................         121%          86%         100%          86%          67%
  Common shares outstanding at year
     end (000).......................      24,467       21,282       20,997       20,598       20,598
  Number of common shareholders at
     year end........................      25,133       20,765       21,851       22,943       24,396

---------------

(1) Contribution from Financial Services Segment, including 1995 estimated loss on disposal.

                             NATURAL GAS OPERATIONS
                             (THOUSANDS OF DOLLARS)

                                                          YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1995         1994         1993         1992         1991
                                       ----------   ----------   ----------   ----------   ----------
Sales................................  $  524,914   $  560,207   $  503,789   $  506,937   $  493,647
Transportation.......................      38,588       39,061       34,361       27,190       21,201
Other................................          --          285          955          263       50,162
                                       ----------   ----------   ----------   ----------   ----------
Operating revenue....................     563,502      599,553      539,105      534,390      565,010
Net cost of gas purchased............     227,456      249,922      212,290      214,293      276,954
                                       ----------   ----------   ----------   ----------   ----------
Operating margin.....................     336,046      349,631      326,815      320,097      288,056
Expenses
  Operations and maintenance.........     187,969      178,310      169,921      159,954      154,370
  Depreciation and amortization......      62,492       57,284       55,088       52,277       47,140
  Other..............................      27,173       25,347       24,124       22,291       20,289
                                       ----------   ----------   ----------   ----------   ----------
Operating income.....................  $   58,412   $   88,690   $   77,682   $   85,575   $   66,257
                                       ==========   ==========   ==========   ==========   ==========
Contribution to consolidated net
  income (loss)......................  $    2,654   $   23,524   $   13,751   $   32,214   $   18,291
                                       ==========   ==========   ==========   ==========   ==========
Total assets at year end.............  $1,357,034   $1,277,727   $1,194,679   $1,103,794   $1,106,917
                                       ==========   ==========   ==========   ==========   ==========
Net gas plant at year end............  $1,137,750   $1,035,916   $  954,488   $  906,420   $  854,254
                                       ==========   ==========   ==========   ==========   ==========
Construction expenditures............  $  166,183   $  141,390   $  113,903   $  102,517   $   76,871
                                       ==========   ==========   ==========   ==========   ==========
Cash flow, net
  From operating activities..........  $   97,754   $   84,074   $   50,437   $   81,457   $   93,925
  From investing activities..........    (163,718)    (141,547)    (116,246)    (103,065)     (96,588)
  From financing activities..........      71,056       61,422       67,488       (7,792)      27,351
                                       ----------   ----------   ----------   ----------   ----------
Net change in cash...................  $    5,092   $    3,949   $    1,679   $  (29,400)  $   24,688
                                       ==========   ==========   ==========   ==========   ==========
Total throughput (thousands of
  therms)
  Sales..............................     805,884      881,868      850,557      825,521      885,255
  Transportation.....................   1,016,011      914,791      725,023      651,141      509,478
                                       ----------   ----------   ----------   ----------   ----------
  Total throughput...................   1,821,895    1,796,659    1,575,580    1,476,662    1,394,733
                                       ==========   ==========   ==========   ==========   ==========
Weighted average cost of gas
  purchased ($/therm)................  $     0.21   $     0.30   $     0.29   $     0.26   $     0.26
Customers at year end................   1,029,000      980,000      932,000      897,000      870,000
Employees at year end................       2,383        2,359        2,318        2,285        2,243
Degree days -- actual................       2,084        2,427        2,470        2,261        2,470
Degree days -- ten year average......       2,326        2,387        2,401        2,375        2,419

                 DISCONTINUED OPERATIONS -- FINANCIAL SERVICES
                             (THOUSANDS OF DOLLARS)

                                                          YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1995         1994         1993         1992         1991
                                       ----------   ----------   ----------   ----------   ----------
Interest income......................  $  132,877   $  118,434   $  132,325   $  165,678   $  213,991
Interest expense.....................      73,300       59,790       75,076      111,917      158,788
                                       ----------   ----------   ----------   ----------   ----------
Net interest income..................      59,577       58,644       57,249       53,761       55,203
Provision for credit losses..........      (8,149)      (7,230)      (6,212)     (14,129)     (12,058)
                                       ----------   ----------   ----------   ----------   ----------
Net interest income after credit loss
  provision..........................      51,428       51,414       51,037       39,632       43,145
Net loss from real estate
  operations.........................        (196)        (612)        (910)     (15,286)     (50,477)
Noninterest income (expense).........     (37,086)     (36,738)     (40,231)     (34,073)     (29,822)
Impairment of excess of cost over net
  assets acquired....................     (11,823)          --           --           --           --
Income tax (expense) benefit.........      (5,528)      (6,391)      (6,345)         (91)       8,754
                                       ----------   ----------   ----------   ----------   ----------
Net income (loss) before cumulative
  effect of accounting change........      (3,205)       7,673        3,551       (9,818)     (28,400)
Cumulative effect of change in method
  of accounting for income taxes.....          --           --        3,045           --           --
                                       ----------   ----------   ----------   ----------   ----------
Net income (loss)....................  $   (3,205)  $    7,673   $    6,596   $   (9,818)  $  (28,400)
                                       ==========   ==========   ==========   ==========   ==========
Contribution to consolidated net
  income (loss)......................  $  (17,536)  $    2,777   $    1,655   $  (14,553)  $  (32,466)
                                       ==========   ==========   ==========   ==========   ==========
Total assets at year end.............  $1,775,019   $1,816,321   $1,751,419   $2,237,734   $2,356,057
                                       ==========   ==========   ==========   ==========   ==========
Interest-earning assets at year
  end................................  $1,646,659   $1,675,368   $1,582,720   $2,022,121   $2,152,494
                                       ==========   ==========   ==========   ==========   ==========
Interest-bearing liabilities at year
  end................................  $1,579,176   $1,629,419   $1,546,158   $2,058,663   $2,164,402
                                       ==========   ==========   ==========   ==========   ==========
Cash flow, net
  From operating activities..........  $   20,821   $   30,643   $   38,863   $    4,984   $   19,033
  From investing activities..........      25,750     (109,197)     460,069      139,110      316,303
  From financing activities..........     (50,743)      83,261     (511,910)     (94,768)    (317,704)
                                       ----------   ----------   ----------   ----------   ----------
  Net change in cash.................  $   (4,172)  $    4,707   $  (12,978)  $   49,326   $   17,632
                                       ==========   ==========   ==========   ==========   ==========
Average yield on loans...............        8.90%        8.58%        9.25%       10.14%       10.95%
Average yield on debt securities.....        6.85         6.20         5.93         7.15         8.74
Average yield on cash equivalents....        6.05         4.31         3.09         3.54         5.60
Average earning asset yield..........        8.08         7.45         7.28         8.32         9.56
Average cost of deposits.............        4.17         3.59         3.99         5.09         6.77
Average cost of borrowings...........        6.36         5.00         4.69         6.95         7.35
Average cost of funds (net of
  capitalized and transferred
  interest and cost of hedging
  activities)........................        4.66         3.90         4.14         5.58         7.03
Interest rate spread.................        3.42         3.55         3.14         2.74         2.53
Net yield on interest-earning
  assets.............................        3.62         3.69         3.15         2.70         2.47

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is principally engaged in the business of purchasing, transporting, and distributing natural gas to residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. The Company also engaged in financial services activities through PriMerit Bank, a wholly owned subsidiary. In January 1996, the Company signed a definitive agreement to sell PriMerit. The sale is expected to be finalized in the third quarter of 1996, following receipt of shareholder and various governmental approvals and satisfaction of other customary closing conditions. Due to the intended sale of PriMerit during 1996, the financial services activities are considered discontinued operations for consolidated financial reporting purposes. See additional discussion of the sale below.

     In November 1995, the Company entered into a definitive agreement to acquire Northern Pipeline Construction Co. (NPL), a full-service underground gas pipeline contractor, for $24 million. NPL provides local gas distribution companies with installation, replacement, and maintenance services for underground natural gas distribution systems. The agreement is a stock-for-stock exchange in which 100 percent of the stock of NPL will be acquired in exchange for common stock of the Company. The acquisition is anticipated to be completed during the first half of 1996.

     During 1995, the gas segment contributed income of $2.6 million, while discontinued operations-financial services experienced a $17.5 million loss, resulting in a total net loss of $14.9 million.

CAPITAL RESOURCES AND LIQUIDITY

     The capital requirements and resources of the Company generally are determined independently for the natural gas operations and financial services segments. Each business activity is generally responsible for securing its own financing sources.

     Liquidity refers to the ability of an enterprise to generate adequate amounts of cash to meet its cash requirements. General factors that could significantly affect capital resources and liquidity in future years include inflation, growth in the economy, changes in income tax laws, the level of natural gas prices, interest rates, and changes in the ratemaking policies of regulatory commissions.

     Inflation, as measured by the Consumer Price Index for all urban consumers averaged 2.5 percent in 1995, 2.7 percent in 1994, and 2.7 percent in 1993. See separate discussions for impact of inflation on natural gas operations and discontinued operations -- financial services activities.

     The Company follows a common stock dividend policy which states that the Company will pay common stock dividends at a prudent level that is within the normal dividend payout range for its respective businesses, and that the dividend will be established at a level considered sustainable in order to minimize business risk and maintain a strong capital structure throughout all economic cycles. The Company's quarterly common stock dividend was 20.5 cents per share throughout 1995. The last change was on September 1, 1994, and resulted in a 1 cent, or five percent, increase from the previous level.

     During 1995, the Company received $500,000 in cash dividends from the Bank. The Company is not dependent upon such dividends to meet the gas segment's cash requirements.

     Cash inflows from operating activities increased $13.7 million from 1994, primarily due to the change in the unrecovered purchased gas cost account from an amount receivable to an amount payable to customers. Cash outflows from investing activities increased $22.2 million from 1994. This change is attributed to construction expenditures related to the upgrade and expansion of the Company's transmission and distribution facilities. Cash flows from financing activities increased $9.6 million, a result of the issuance of common stock, preferred securities, and long-term debt, offset somewhat by repayment of short-term debt.

     Securities ratings issued by nationally recognized ratings agencies provide a method for determining the credit worthiness of an issuer. The Company's debt ratings are significant since long-term debt constitutes a significant portion of the Company's capitalization. These debt ratings are a factor considered by lenders when determining the cost of debt for the Company (i.e., the better the rating, the lower the cost to borrow funds). Management has undertaken to improve its credit ratings with the various agencies.

     In September 1995, Duff & Phelps upgraded the Company's long-term unsecured debt from BB+ to BBB-. Duff & Phelps debt ratings range from AAA (highest credit quality) to DD (defaulted debt obligation). The Duff & Phelps rating of BBB-indicates that the Company's credit quality is considered sufficient for prudent investment.

     In February 1995, Standard and Poor's (S&P) reaffirmed the Company's unsecured long-term debt rating at BBB-. S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default). According to S&P, the BBB- rating indicates the debt is regarded as having an adequate capacity to pay interest and repay principal.

     In November 1994, Moody's upgraded the Company's unsecured long-term debt rating from Ba1 to Baa3. Moody's debt ratings range from Aaa (best quality) to C (lowest quality). Moody's applies a Baa3 rating to obligations which are considered medium grade obligations, i.e., they are neither highly protected nor poorly secured.

     A security rating is not a recommendation to buy, sell, or hold a security, and it is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

     See separate discussions of Capital Resources and Liquidity for the natural gas operations and discontinued operations -- financial services segments.

RESULTS OF OPERATIONS

                                                                  CONTRIBUTION TO NET INCOME
                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1995        1994        1993
                                                               --------     -------     -------
                                                                    (THOUSANDS OF DOLLARS)
Continuing operations -- natural gas operations..............  $  2,654     $23,524     $13,751
Discontinued operations -- financial services................   (17,536)      2,777       1,655
                                                               --------     -------     -------
Net income (loss)............................................  $(14,882)    $26,301     $15,406
                                                               ========     =======     =======

  1995 vs. 1994

     Loss per share for the year ended December 31, 1995 was $0.66, a $1.88 decline from earnings per share of $1.22 recorded for the year ended December 31, 1994. The loss was composed of per share earnings of $0.10 from natural gas operations and a per share loss of $0.76 from discontinued operations. Average shares outstanding increased by 2.1 million shares between years primarily resulting from a 2.1 million share public offering in May 1995. See separate discussions for an analysis of these changes. Dividends paid in 1995 were $0.82 per share reflecting the first full year of the dividend increase authorized by the Board in 1994.

  1994 vs. 1993

     Earnings per share for the year ended December 31, 1994, were $1.22, a $0.51 increase from earnings per share of $0.71 recorded for the year ended December 31, 1993. Earnings per share were composed of per share earnings of $1.09 from natural gas operations and $0.13 per share earnings from discontinued operations. Average shares outstanding increased by 349,000 shares between years. Dividends paid increased $0.06 to $0.80 per share, the result of the Board's decision to increase quarterly dividends. See separate discussions for an analysis of these changes.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Recently issued accounting standards include SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which the Company adopted January 1, 1996, and SFAS No. 123, "Accounting for Stock-Based Compensation." See Note 1 of the Notes to Consolidated Financial Statements for a discussion of the impact of these new standards.

                             CONTINUING OPERATIONS
                             NATURAL GAS OPERATIONS

     The Company is engaged in the business of purchasing, transporting, and distributing natural gas in portions of Arizona, Nevada, and California. Its service areas are geographically as well as economically diverse. The Company is the largest distributor in Arizona, selling and transporting natural gas in most of southern, central, and northwestern Arizona, including the Phoenix and Tucson metropolitan areas. The Company is also the largest distributor and transporter of natural gas in Nevada, and serves the Las Vegas metropolitan area and northern Nevada. In addition, the Company distributes and transports natural gas in portions of California, including the Lake Tahoe area in northern California and high desert and mountain areas in San Bernardino County.

     As of December 31, 1995, the Company had approximately 1,029,000 residential, commercial, industrial, and other customers, of which 605,000 customers were located in Arizona, 317,000 in Nevada, and 107,000 in California. Residential and commercial customers represented over 99 percent of the Company's customer base. During 1995, the Company added 49,000 customers, a five percent increase, of which 22,000 customers were added in Arizona, 25,000 in Nevada, and 2,000 in California. These additions are largely attributable to continued population growth in the Company's service areas. Customer growth over the past three years averaged five percent annually. Based on current commitments from builders, the Company expects customer growth to approximate five percent in 1996. During 1995, 57 percent of operating margin was earned in Arizona, 32 percent in Nevada, and 11 percent in California. This pattern is consistent with prior years and is expected to continue.

     Total gas plant increased from $1.2 billion to $1.6 billion, or at an annual rate of eight percent, during the three-year period ended December 31, 1995. The increase is attributed to the investment in new transmission and distribution plant in Arizona, Nevada, and California to meet the demand from the Company's growing customer base.

CAPITAL RESOURCES AND LIQUIDITY

     The growth of the Company has required capital resources in excess of the amount of cash flow generated from operating activities (net of dividends paid). During 1995, capital expenditures were $166 million. Cash flow from operating activities (net of dividends) provided $78 million, or approximately 47 percent, of the required capital resources pertaining to these construction expenditures. The remainder was provided from net external financing activities.

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

     During 1995, the Company obtained external financing from a number of sources. In January 1995, term loan facilities totaling $165 million were refinanced with a new $200 million term loan facility. See Note 6 of Notes to Consolidated Financial Statements for further discussion. In May 1995, the Company completed an offering of 2.1 million primary shares of common stock. The net proceeds from this offering were $28.5 million after deducting underwriting discounts, commissions, and expenses. In October 1995, Southwest Gas Capital I (the Trust), a subsidiary of the Company, completed an offering of 2.4 million 9.125% Trust Originated

Preferred Securities. The Trust was formed for the sole purpose of issuing preferred securities and investing the proceeds thereof in an equivalent amount of subordinated debt of the Company. The net proceeds from the offering were $57.7 million after deducting underwriting discounts, commissions, and expenses. The proceeds from these various financings were used to repay short-term borrowings and finance utility construction.

     The Company currently estimates that construction expenditures for its natural gas operations for the three-year period ending December 31, 1998 will be approximately $470 million. It is currently estimated that cash flow from operating activities (net of dividends) will fund approximately one-half of the gas operation's total construction expenditures for the three-year period ending December 31, 1998. A portion of the construction expenditure funding will be provided by $36 million of funds held in trust from the 1993 Clark County, Nevada, Series A issue and 1993 City of Big Bear Lake, California, Series A issue industrial development revenue bonds (IDRB). The remaining cash requirements are expected to be provided by external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, and growth factors in the Company's service areas. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

     Natural gas, labor, and construction are the categories most significantly impacted by inflation. Changes to the Company's cost of gas are generally recovered through purchased gas adjustment (PGA) mechanisms and do not significantly impact net earnings. Labor is a component of the cost of service, and construction costs are the primary component of rate base. In order to recover increased costs, and earn a fair return on rate base, general rate cases are filed by the Company, when deemed necessary, for review and approval by its regulatory authorities. Regulatory lag, that is, the time between the date increased costs are incurred and the time such increases are recovered through the ratemaking process, can impact earnings. See Rates and Regulatory Proceedings for discussion of recent rate case proceedings.

     The Company's rate schedules in all of its service areas contain PGA clauses which permit the Company to adjust its rates as the cost of purchased gas changes. The PGA mechanism allows the Company to change the gas cost component of the rates charged to its customers to reflect increases or decreases in the price expected to be paid to its suppliers and companies providing upstream pipeline transportation service. In addition, the Company uses this mechanism to either refund amounts overcollected or charge for amounts undercollected as compared to the price paid by the Company for natural gas during the period since the last PGA rate change went into effect. Generally, the Company's tariffs provide for annual adjustment dates for changes in purchased gas costs. However, the Company may request to adjust its rates more often than once each year, if conditions warrant. These changes have no significant impact on the Company's profit margin.

     While the changes relating to PGA have no significant net income impact, the Company's cash flow can be impacted. At December 31, 1994, the Company had a purchased gas cost asset of $15.2 million, reflecting payments to suppliers and pipelines in excess of rates paid by customers during the year. However, gas prices decreased dramatically, leading to an overcollection from customers of $32.8 million at December 31, 1995, or a $48 million change during the twelve-month period. The Company filed for PGA adjustments in five of its rate jurisdictions during the last half of 1995 to lower the gas cost component of rates charged in customer bills. The rates were also designed to refund the PGA overcollected balance within one year, with the exception of northern and southern Nevada, where a two-year period was approved. The aggregate amount of these decreases on an annual basis was $55.9 million. The following table shows the most recent PGA adjustments authorized by rate jurisdiction (thousands of dollars):

                                                     ANNUALIZED
                 JURISDICTION                    REVENUE ADJUSTMENT     PERCENTAGE     EFFECTIVE MONTH
-----------------------------------------------  ------------------     ----------     ---------------
Arizona:
  Central and Southern.........................       $(20,900)            (17)%         August 1995
California:
  Southern.....................................       $(13,100)            (21)%        October 1995
Nevada:
  Northern and Southern........................       $(21,900)            (13)%        November 1995

     In February 1996, the Company filed for additional annualized PGA decreases of $9.7 million in southern Nevada and $3.9 million in northern Nevada.

RESULTS OF NATURAL GAS OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
                                                                   (THOUSANDS OF DOLLARS)
Gas operating revenues.....................................  $563,502     $599,553     $539,105
Net cost of gas............................................   227,456      249,922      212,290
                                                             --------     --------     --------
  Operating margin.........................................   336,046      349,631      326,815
Operations and maintenance expense.........................   187,969      178,310      169,921
Depreciation and amortization..............................    62,492       57,284       55,088
Taxes other than income taxes..............................    27,173       25,347       24,124
                                                             --------     --------     --------
  Operating income.........................................    58,412       88,690       77,682
Other income (expense), net................................    (1,565)      (1,110)     (13,891)
                                                             --------     --------     --------
  Income before interest and income taxes..................    56,847       87,580       63,791
Net interest deductions....................................    53,354       49,461       41,832
Income tax expense.........................................       839       14,595        8,208
                                                             --------     --------     --------
  Contribution to consolidated net income (loss)...........  $  2,654     $ 23,524     $ 13,751
                                                             ========     ========     ========

  1995 vs. 1994

     Contribution to consolidated net income decreased $20.9 million from 1994. The decrease was primarily attributed to a decrease in operating margin between periods. Increased operating costs and net interest deductions also contributed to the decrease in gas segment contribution.

     Operating margin decreased $13.6 million, or four percent, during 1995 compared to 1994. Record-breaking warm weather throughout the Company's service territories for much of the 1995 heating seasons was the primary factor influencing the change. Temperatures in the Southwest were significantly above normal in January, February, November and December, the Company's prime heating months. As a result, operating margin was approximately $28 million less than would be expected if normal weather had been experienced. However, record customer growth and rate relief in southern Arizona and California partially mitigated the negative impact of warmer weather, contributing an additional $15 million of operating margin between years. During 1995, the Company added 49,000 new customers, an increase of 5 percent, and expects similar growth in 1996 based on commitments for new service.

     Operations and maintenance expenses increased $9.7 million, or five percent, reflecting increases in labor and maintenance costs, including the incremental expenses associated with meeting the needs of the Company's growing customer base.

     Depreciation expense and taxes other than income taxes increased $7 million, or nine percent, primarily due to an increase in average gas plant in service of $130 million, or nine percent. This is attributable to capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate customer growth.

     Net interest deductions increased $3.9 million, or eight percent, in 1995, after deducting interest costs associated with discontinued operations. The change is attributed to an overall increase in average debt outstanding during 1995 of six percent, which consisted of a $70 million net increase in average long-term debt offset by a $27 million decrease in average short-term debt. The increase in long-term debt is attributed to the drawdown of IDRB funds previously held in trust and replacement of the $165 million term facilities with a new $200 million term loan facility. The proceeds from the common stock issuance in May 1995 and the preferred securities issuance in October 1995 are the primary factors for the decrease in average short-term debt. Higher interest rates on variable-rate debt also contributed to the increase in net interest deductions.

  1994 vs. 1993

     Contribution to consolidated net income was $23.5 million, an increase of $9.8 million from 1993, the result of increased operating margin, partially offset by increased operations and maintenance expenses, depreciation expense, and general taxes. The recognition of the Arizona pipe replacement program disallowances during 1993 also contributed to the change.

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

     Net interest deductions increased $7.6 million, or 18 percent, in 1994. Average debt outstanding during 1994 increased 13 percent compared to 1993, and consisted of a $38 million increase in average long-term debt, net of funds held in trust, and a $41 million increase in average short-term debt. The increase in debt is attributed primarily to borrowings for construction expenditures and operating activities as well as the drawdown of the IDRB funds previously held in trust. Higher interest rates on the variable-rate term loan facilities and short-term debt accounted for $2.7 million of the increase in net interest deductions.

     Arizona Pipe Replacement Program Disallowances. In August 1990, the ACC issued its opinion and order on the Company's 1989 general rate increase requests applicable to the Company's Central and Southern Arizona Divisions. Among other things, the order stated that $16.7 million of the total capital expenditures incurred as part to the Company's Central Arizona Division pipe replacement program were disallowed for ratemaking purposes and all costs incurred as part of the Company's Southern Arizona Division Pipe Replacement program were excluded from the rate case and rate consideration was deferred to the Company's next general rate application, which was filed in November 1990.

     The Company pursued various legal avenues seeking relief from the decision. Ultimately, the Arizona Court of Appeals issued a Mandate ordering the Company to comply with the ACC opinion and order. In December 1993, the Company wrote off $15.9 million in gross plant related to the central and southern Arizona pipe replacement program disallowances. The impact of these disallowances, net of accumulated depreciation, tax benefits, and other related items, was a noncash reduction to 1993 net income of $9.3 million, or $0.44 per share.

     In addition, as part of the July 1994 settlement related to a southern Arizona general rate case, the Company agreed to write off an additional $3.2 million of gross plant in service related to the pipe replacement program. The settlement also established a disallowance formula to be used in future rate cases for expenditures related to defective materials and/or installation. The impact of both Arizona disallowances, net of accumulated depreciation, tax benefits, and other related items, was a noncash reduction to net income of $9.6 million, or $0.45 per share, $9.3 million of which was recognized in December 1993. The Company believes this settlement effectively resolves all financial issues associated with currently challenged Arizona pipe replacement programs, that it has adequately provided for future disallowances and does not anticipate further material effects on results of operations as a result of gross plant disallowances related to these pipe replacement programs.

RATES AND REGULATORY PROCEEDINGS

  California

     The Company filed a general rate application in January 1994 to increase annual margin by $1.1 million for its southern and northern California rate jurisdictions effective January 1995. In December 1994, the CPUC approved a settlement agreement effective January 1995 authorizing a $1.1 million increase in margin. The settlement, which is in effect through 1998, suspends the supply adjustment mechanism (SAM) previously utilized in California. SAM was a mechanism by which actual margin was adjusted to the margin authorized in the Company's current tariff. The Company is now able to retain all margin generated from additional volumes sold, but is also at risk for reductions in margin resulting from lower than projected sales volumes. In addition, the settlement suspends required annual attrition filings for southern California, but retains attrition adjustments in northern California for certain safety-related improvements. A safety-related operational attrition was filed in November 1995 related to northern California. The filing was approved effective January 1996, authorizing a $223,000 increase in annual margin.

  Nevada

     In December 1995, the Company filed general rate cases with the PSCN seeking approval to increase revenues by $15.8 million, or 12 percent, annually for its southern Nevada rate jurisdiction and $5 million, or 10 percent, annually for its northern Nevada rate jurisdiction. The Company is seeking recovery of increased operating and maintenance costs, construction-related financing, tax, insurance, and depreciation expenses associated with its expanding customer base. The Company is also proposing changes in its current rate design to reflect ongoing restructuring in the natural gas industry and to remain competitive with third-party providers of service to large customers. Rate relief is expected to become effective in the third quarter of 1996.

  Arizona

     In October 1993, the Company filed a rate application with the ACC seeking approval to increase annual revenues by $10 million, or 9.3 percent, for its southern Arizona jurisdiction. In July 1994, the ACC approved a settlement agreement of the southern Arizona general rate case which specified a $4.3 million, or 3.9 percent, rate increase which became effective July 1994. The Company also agreed not to file another general rate request for its southern Arizona jurisdiction before November 1996.

     The Company anticipates filing for general rate relief in both southern and central Arizona rate jurisdictions in late 1996. The amount to be requested has yet to be determined. In Arizona, it takes approximately one year from the time of filing to receive a final rate order.

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

     Paiute intends to file a new general rate case in the second quarter of 1996. Under FERC rules, rates would be expected to go into effect, subject to refund, six months from the date of filing.

             DISCONTINUED OPERATIONS -- FINANCIAL SERVICES SEGMENT

     In January 1996, the Company reached an agreement to sell PriMerit Bank to Norwest Corporation for approximately $175 million in cash. The sale is expected to be finalized in the third quarter of 1996, following receipt of shareholder and various governmental approvals and satisfaction of other customary closing conditions. Due to the intended sale of PriMerit, the financial services segment is considered discontinued operations for consolidated financial reporting purposes. The following Bank-related information and disclosures present the Bank as a stand-alone entity, and are presented for purposes of additional analysis. See Note 13 of the Notes to Consolidated Financial Statements for the Bank's stand-alone financial information.

     The separate stand-alone financial results and disclosures reported for the Bank on a going-concern basis differ from the results and disclosures reported for the Bank as a discontinued operation. See Note 12 of the Notes to Consolidated Financial Statements for reconciliations of Bank stand-alone financial information to the amounts shown as discontinued operations in the consolidated financial statements. In 1996, while the Company will continue, as required, to disclose the ongoing operating results of the Bank through the close of the proposed transaction, those amounts will not be realized or recognized by the Company in its consolidated financial statements, consistent with the terms of the sales agreement.

     The Bank recorded a net loss of $3.2 million for the year ended December 31, 1995 compared to net income of $7.7 million and $6.6 million for the years ended December 31, 1994 and 1993, respectively. The 1995 net loss was attributable to recording $11.8 million in goodwill impairment as a result of the pending sale of the Bank to Norwest. Bank income from core banking operations in 1995 was $11.9 million. The Bank's 1994 income from core banking operations was $11.3 million compared to $7.9 million in 1993.

FINANCIAL AND REGULATORY CAPITAL

     At December 31, 1995, recorded stockholder's equity was $173.6 million compared to $166.4 million at December 31, 1994. Stockholder's equity increased $7.2 million compared to December 31, 1994, as a result of the increase in unrealized gains, after tax, on debt securities available for sale partially offset by a net loss of $3.2 million and cash dividends of $500,000 paid to the Company during 1995. During 1995, the Bank's regulatory capital levels and ratios decreased under each of the three fully phased-in FDICIA capital standards. The decrease was primarily due to a decrease in the amount of goodwill and real estate investments includable in regulatory capital.

     As discussed in Note 13 of the Notes to Consolidated Financial Statements, as of December 31, 1995 and 1994, the Bank exceeded all three fully phased-in minimum capital requirements under the regulatory capital regulations and is considered "well capitalized" under FDICIA.

     During 1993, the Bank achieved "well capitalized" status through a combination of increased capital from net income and unrealized gains from debt securities, and the reduction of assets and goodwill through the Arizona sale. It is management's intent to maintain and improve the level of capital through earnings and the stabilization of the asset base. The Bank maintained its "well capitalized" status throughout 1994 and 1995.

     Under SFAS No. 115, unrealized gains and losses, net of tax, on securities available for sale are recorded as an adjustment to stockholder's equity. Under OTS regulations in 1993, this component of equity was included as regulatory capital under all three capital measures. In 1994, the OTS and other federal banking regulators issued regulations excluding this component from regulatory capital. Approximately $8.8 million of unrealized gain was includable in capital for 1993, whereas, in 1994 and 1995, no such gain (or loss) was included in regulatory capital.

DEPOSIT PREMIUMS

     The deposit accounts of savings associations, including those of PriMerit, are insured to the maximum extent permitted by law by the FDIC through the SAIF. The deposit accounts of commercial banks are separately insured by the FDIC through the bank insurance fund (BIF). Commercial banks and savings associations are separately assessed annual deposit insurance premiums. For savings associations, the deposit premiums range from 23 to 31 cents per $100 of deposits and, under current requirements, will remain at that level until the SAIF is capitalized at 1.25 percent of insured deposits. The SAIF is not expected to reach this level of capitalization for several years. The BIF has reached the 1.25 percent capitalization level. As a result, the FDIC reduced the deposit insurance premiums paid by most commercial banks insured by BIF to a floor of $100. This regulatory change has given commercial banks a competitive advantage over savings associations and has placed additional pressure on the SAIF.

     A number of plans have been proposed in Congress to deal with the undercapitalization of the SAIF. Several proposals provide for a one-time special assessment, estimated to approximate 75 to 79 basis points, on SAIF-insured deposits to fully capitalize the SAIF to 1.25 percent of insured deposits and require federally chartered thrifts, like the Bank, to change to a bank charter. These proposals would subsequently reduce annual premiums to levels similar to those of BIF-insured commercial banks and eventually merge the BIF and SAIF insurance funds. A change to a bank charter, under current law, would require recapture of the Bank's tax bad debt reserve. Proposals to deal with this issue include a "fresh start" approach, whereby thrifts would not need to recapture reserves established prior to December 31, 1987. The Bank is unable to predict if these proposals, or other proposals, will ultimately be approved by Congress.

     Assuming a one-time special assessment and change in charter requirement was approved by Congress and became law in 1996, and was immediately charged against results of operations, the one-time assessment and tax bad debt recapture would, most likely, have a material impact on the Bank's 1996 results of operations. However, management believes the Bank would continue to be classified as "well-capitalized" under fully phased-in FDICIA capital rules. In addition, the Bank would not face any liquidity issues as a result of a one-time assessment.

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

     Potential liquidity demands may include funding loan commitments, deposit withdrawals, and other funding needs. In order to achieve sufficient liquidity for the Bank without taking a large liquid or illiquid position and avoiding funding concentrations, the Bank has taken the following actions: 1) maintaining lines of credit with authorized brokers/dealers; 2) managing the debt security portfolio to ensure that maturities meet liquidity needs; 3) limiting investment or lending activities at certain times; and 4) establishing maximum borrowing limits for meeting liquidity needs.

     The OTS has issued regulations regarding liquidity requirements which state that the Bank is required to maintain an average daily balance of liquid assets equal to at least five percent of its liquidity base (as defined in the OTS Regulations) during the preceding calendar month. The Bank is also required to maintain an average daily balance of short-term liquid assets equal to at least one percent of its liquidity base as defined in the regulations. Throughout 1995, the Bank exceeded both regulatory liquidity requirements. For the month of December 1995, the Bank's liquidity ratios were 11.9 percent and 6.5 percent, respectively. The Bank's liquidity ratio is substantially higher than the regulatory requirement due to the Bank's increasing level of transaction accounts. The regulatory requirement is aimed at a more traditional savings institution which has a higher level of certificate of deposit accounts versus transaction accounts.

     Borrowings, in the form of reverse repurchase agreements, decreased from $282 million at December 31, 1994 to $141 million at December 31, 1995. During 1995, the Bank repaid $107 million in long-term borrowings, $18.7 million in short-term borrowings, and $15.2 million in flex repurchase agreements.

     The Bank has adequate levels of liquidity and unencumbered assets to meet its day-to-day operational needs and to meet the regulatory requirements for liquidity. The daily operational liquidity needs of the Bank in 1995 were primarily met through $494 million of repayments on loans and debt securities, $118 million of borrowings from the FHLB, $38 million of loan sales, and $26 million in deposit growth.

     The Bank's borrowing capacity is a function of the availability of its readily marketable, unencumbered assets and the Bank's financial condition. Secured borrowings may be obtained from the FHLB in the form of advances and from authorized broker/dealers in the form of reverse repurchase agreements. At December 31, 1995, the Bank maintained in excess of $311 million of unencumbered assets, with a market value of $313 million, which could be borrowed against, or sold, to increase liquidity levels.

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

     The secondary management objective of the investment portfolio is to serve as the Bank's primary short-term tool to manage the IRR exposure of the institution. The Bank's asset/liability management objective generally requires a trade-off between achieving the highest profitability in terms of net interest income, while maintaining acceptable levels of IRR. To accomplish these objectives, management has designated the majority of the investment portfolio as available for sale. This enables management the flexibility to change the composition of the investment portfolio to quickly adjust the IRR exposure and to take advantage of interest rate changes in the markets.

     As of December 31, 1995, the Bank's debt security portfolio was composed of securities with a fair value of $486 million (amortized cost of $485 million) with a yield of 7.16 percent compared to a debt security portfolio with a fair value of $629 million (amortized cost of $646 million) yielding 6.79 percent at December 31, 1994.

     During 1995, the debt security portfolio balance declined by $145 million. The decline in the portfolio is primarily the result of sales, maturities, and principal repayments during 1995.

     The Bank's assets and liabilities consist primarily of monetary assets (cash, cash equivalents, debt securities, and loans receivable) and liabilities (savings deposits and borrowings) which are, or will be converted into a fixed amount of dollars in the ordinary course of business regardless of changes in prices. Monetary assets lose purchasing power due to inflation, but this is offset by gains in the purchasing power of liabilities, as these obligations are repaid with inflated dollars.

     The level and movement of interest rates is of much greater significance. Inflation is but one factor that can cause interest rate volatility and changes in interest levels. The results of operations of the Bank are dependent upon its ability to manage such movements. See Risk Management -- Interest Rate Risk Management herein for additional discussion.

RISK MANAGEMENT

     The financial services industry has certain risks. In order to be successful and profitable, in an increasingly volatile and competitive marketplace, the Bank must accept some forms of risk and manage these risks in a safe and sound manner. Generally, transactions that the Bank enters into require the Bank to accept some measure of credit and interest rate risk, and utilize equity capital. The Bank has established certain guidelines in order to manage the Bank's assets and liabilities. These guidelines will help ensure that the risks taken and consumption of capital are optimized to achieve maximum profitability, while minimizing risks to equity and the federal deposit insurance fund.

  Interest Rate Risk (IRR) Management

     For a complete discussion and additional disclosure of the Bank's methods and tools for measuring and managing its IRR, see Note 13 of Notes to Consolidated Financial Statements.

     At December 31, 1995, the Bank had financial assets of $1.7 billion with a weighted average yield of 7.70 percent, and financial liabilities of $1.6 billion with a weighted average rate of 4.64 percent. The Bank's cumulative one-year static gap was a negative $60 million, or 3.5 percent of financial assets. The Bank's financial assets and financial liabilities are presented according to their frequency of repricing, and scheduled and expected maturities in the following table, also known as a static gap analysis (thousands of dollars):

STATIC GAP AS OF DECEMBER 31, 1995

                                                                          REPRICING SENSITIVITY AT
                                                                             DECEMBER 31, 1995
                                                                    ------------------------------------
                                PERCENT OF     TOTAL      YIELD/      WITHIN         1-5         OVER 5
                                  TOTAL       BALANCE     RATE        1 YEAR        YEARS        YEARS
                                ----------   ----------   -----     ----------     --------     --------
FINANCIAL ASSETS
Cash and cash equivalents(1)...      7.0%    $  119,750    3.60%    $  119,750     $     --     $     --
Debt securities available for
  sale(2)......................     24.9        422,421    7.06        312,769      100,558        9,094
Debt securities held to
  maturity(2)..................      3.8         64,254    7.79         50,874       10,022        3,358
Loans receivable:
  Loans receivable held for
    sale.......................      0.3          5,855    7.96          5,855           --           --
  Adjustable-rate real
    estate(3)
    Construction and land......      4.1         69,082   10.02         68,846           77          159
    Other real estate..........     14.6        247,311    7.53        232,546       14,765           --
  Fixed-rate real estate(4)....     29.5        501,211    8.01         79,603      238,441      183,167
  Consumer, commercial and all
    other(4)...................     15.2        258,787    9.66        139,485      101,933       17,369
FHLB stock(5)..................      0.6         11,057    4.90         11,057           --           --
                                   -----     ----------   -----     ----------     --------     --------
         Total financial
           assets..............    100.0%     1,699,728    7.70%    $1,020,785     $465,796     $213,147
                                   =====                  =====     ----------     --------     --------
Nonfinancial assets............                  75,291
                                             ----------
    Total assets...............              $1,775,019
                                             ==========
FINANCIAL LIABILITIES
Deposits:
  Interest-bearing demand and
    money market deposits(6)...     20.4%    $  322,847    3.12%    $  322,847     $     --     $     --
  Certificates of deposit(1)...     49.2        776,660    5.34        552,586      203,918       20,156
  Savings deposits(6)..........      4.3         67,641    2.29         67,641           --           --
  Noninterest-bearing demand
    deposits(7)................      6.3         98,923      --         52,173       20,541       26,209
Borrowings:
  Advances from FHLB(1)........     10.4        164,400    6.68         35,000      126,000        3,400
  Securities sold under
    agreements to
    repurchase(8)..............      8.9        140,710    6.10        140,710           --           --
  Other(10)....................      0.5          7,995    7.80          7,995           --           --
                                   -----     ----------   -----     ----------     --------     --------
         Total financial
           liabilities.........    100.0%     1,579,176    4.64%     1,178,952      350,459       49,765
                                   =====                  =====     ----------     --------     --------
Impact of hedging-fixed(9).....                      --                 98,200      (55,050)     (43,150)
                                                                    ----------     --------     --------
Nonfinancial liabilities.......                  22,284
Stockholder's equity...........                 173,559
                                             ----------
    Total liabilities and
       stockholder's equity....              $1,775,019
                                             ==========
Maturity gap...................                                     $  (59,967)    $ 60,287     $120,232
                                                                    ==========     ========     ========
Cumulative gap.................                                     $  (59,967)    $    320     $120,552
                                                                    ==========     ========     ========
Cumulative gap as a percent of
  financial assets.............                                           (3.5)%         --%         7.1%
                                                                    ==========     ========     ========

Note: Loans receivable exclude allowance for credit losses, discount reserves, deferred loan fees, loans in process, and accrued interest on loans.

STATIC GAP ASSUMPTIONS AS OF DECEMBER 31, 1995

(1) Based on the contractual maturity or term to next repricing of the instrument(s).

(2) Maturity sensitivity is based upon characteristics of underlying loans. Portions represented by adjustable-rate securities are included in the "Within 1 Year" category, as underlying loans are subject to interest rate adjustment at least semiannually or annually. Portions represented by fixed-rate securities are based on contractual maturity, projected repayments, and projected prepayments of principal of the underlying loans.

(3) Adjustable rate loans are included in each respective category depending on the term to next repricing and projected repayments and prepayments of principal.

(4) Maturity sensitivity is based upon contractual maturity, and projected repayments and prepayments of principal.

(5) FHLB stock has no contractual maturity. The Bank receives quarterly dividends on all shares owned and the balance is therefore included in the "Within 1 Year" category. The amount of such dividends is not fixed and varies quarterly.

(6) Interest-bearing demand deposits, money market deposits, and savings deposits may be subject to daily interest rate adjustment and withdrawal on demand, and are therefore included in the "Within 1 Year" category.

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

(9) Hedging consisted of fixed rate interest rate swaps as of December 31, 1995.

     While the static gap analysis is a useful asset/liability management tool, it does not fully assess IRR. Static gap analysis does not address the effects of customer options (such as early withdrawal of time deposits, withdrawal of deposits with no stated maturity, and mortgagors' options to prepay loans) and Bank strategies (such as delaying increases in interest rates paid on certain interest-bearing demand and money market deposit accounts) on the Bank's net interest income, net income, and market value of the Bank's assets and liabilities. In addition, the static gap analysis assumes no changes in the spread relationships between market rates on interest-sensitive financial instruments (basis risk), or in yield curve relationships. Therefore, a static gap analysis is only one tool with which management analyzes IRR, and must be reviewed in conjunction with other asset/liability management reports.

  Credit Risk Management

     Management has also established certain guidelines and criteria in order to manage the credit risk of the Bank's debt security portfolios, including concentration limits, credit rating; and geographic distribution requirements. The following table presents the credit quality of the debt security portfolios:

                                                 AT DECEMBER 31, 1995        AT DECEMBER 31, 1994
                       RATING:                  PERCENTAGE OF PORTFOLIO     PERCENTAGE OF PORTFOLIO
        --------------------------------------  -----------------------     -----------------------
        AAA...................................            93.0%                       91.2%
        AA....................................             2.5                         2.7
        A.....................................             1.0                         1.0
        BBB...................................              --                         1.3
        Other.................................             3.5                         3.8
                                                         -----                       -----
        Total.................................           100.0%                      100.0%
                                                         =====                       =====

     Loan Impairment. On January 1, 1995, the Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." SFAS No. 114 requires the measurement of loan impairment to be based on the present value of expected future cash flows discounted at the loan's original effective interest rate or the fair value of the underlying collateral on collateral-dependent loans. SFAS No. 118 allows a creditor to use existing methods for recognizing interest income on impaired loans.

     Upon adoption of SFAS No. 114, in the first quarter of 1995, $2.9 million of in-substance foreclosed assets were reclassified on the Bank's consolidated statement of financial condition from foreclosed real estate to loans receivable as SFAS No. 114 eliminated the in-substance designation. No other financial statement impact resulted from the Bank's adoption of SFAS No. 114.

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

     OTS regulations require the Bank to classify certain assets into one of three categories -- "substandard," "doubtful," and "loss." An asset which does not currently warrant classification as substandard but which possesses weaknesses or deficiencies deserving close attention is considered a criticized asset and is designated as "special mention." The Bank designated $35.8 million of its assets as "special mention" at December 31, 1995.

     The following table sets forth the amounts of the Bank's classified assets and ratio of classified assets to total assets, net of specific reserves and charge-offs, as of the dates indicated (thousands of dollars):

                                                                    DECEMBER 31,
                                                  ------------------------------------------------
                                                   1995      1994      1993      1992       1991
                                                  -------   -------   -------   -------   --------
Substandard assets:
  Loans.........................................  $30,351   $29,591   $37,886   $55,727   $ 66,839
  Foreclosed real estate (net)..................    3,402     7,631     9,707    24,488     14,875
  Loans to facilitate...........................       --        --        --        80        760
  Real estate held for investment...............    1,111     1,191     2,166     1,616     24,587
  Investments...................................       --    21,972    29,509        --         --
Doubtful assets.................................       --        --        --        --         --
Loss assets.....................................       --        --        --        --         --
                                                  -------   -------   -------   -------   --------
Total classified assets.........................  $34,864   $60,385   $79,268   $81,911   $107,061
                                                  =======   =======   =======   =======   ========
Ratio of classified assets to total assets......     1.96%     3.32%     4.53%     3.66%      4.54%
                                                  =======   =======   =======   =======   ========

     The Bank's "substandard" assets decreased from $60 million at December 31, 1994 to $35 million at December 31, 1995, primarily as a result of the upgrade and paydowns of an investment security from substandard to special mention, payoffs and paydowns of real estate loans, and the disposition of foreclosed real estate. Assets classified as "substandard" are inadequately protected by the current net worth or paying capacity of the obligor or the collateral pledged, if any. Foreclosed real estate decreased $4.2 million during 1995, principally as a result of sales. It is the Bank's practice to charge-off all assets which it considers to be "loss." As a result, none of the Bank's assets, net of charge-offs, were classified as "loss" at December 31, 1995.

     The upgrade of the privately issued $20.2 million investment security from "substandard" to "special mention" during the second quarter of 1995 was the result of the stabilization of delinquencies of the security's underlying loans and the market values of collateral supporting such loans, and management's analysis of the credit enhancement of the security versus loss estimates on the underlying loans. The Bank continues to receive scheduled monthly payments of principal and interest on this security. At December 31, 1995, the balance of this security totaled $16.9 million and is included in special mention assets.

     Special mention assets increased from $32.2 million at December 31, 1994 to $35.8 million at December 31, 1995. This increase was caused, primarily by the change in classification of the investment security from substandard to special mention, partially offset by a $3 million reclassification to substandard of a construction loan and paydowns of California residential loans, commercial real estate loans, and commercial loans.

     The current level of the Bank's classified assets reflects significant improvement from the prior two years. Aggressive management of the resolution of these assets along with some stabilization within the economy contributed to the success in reducing the classified asset portfolio. Although progress has been positive, the Bank is unable to predict at this time what level, if any, of these assets may subsequently be charged-off or may result in actual losses.

     As a result of the Bank's internal review process, the allowance for estimated credit losses on loans decreased from $17.7 million at December 31, 1994, to $16.4 million at December 31, 1995. During 1995, the Bank established provisions for estimated credit losses totaling $8.3 million, of which $8.1 million related to the Bank's loan, foreclosed real estate, and debt security portfolio and $162,000 was related to its real estate investment portfolio. In 1994, the Bank established provisions for estimated credit losses totaling $7.4 million, of which $163,000 related to the Bank's real estate investment portfolio and $7.2 million related to its loan, foreclosed real estate portfolio, and debt security portfolio.

     The Bank's loan portfolio is concentrated primarily in Nevada, California, and Arizona. The following table summarizes the geographic concentrations of the Bank's loan portfolios at December 31, 1995 (thousands of dollars):

                                LOANS BY REGION

                                              COMMERCIAL              CONSTRUCTION
                                RESIDENTIAL    MORTGAGE    CONSUMER     AND LAND     COMMERCIAL     TOTAL
                                -----------   ----------   --------   ------------   ----------   ----------
Nevada........................   $453,472      $162,454    $188,225      $63,463       $60,978    $  928,592
California....................     92,889         4,576         990          476            --        98,931
Arizona.......................     30,584         5,407      11,825           --           146        47,962
Other.........................        264            --         187           --            --           451
                                 --------      --------    --------      -------       -------    ----------
Total.........................   $577,209      $172,437    $201,227      $63,939       $61,124    $1,075,936
                                 ========      ========    ========      =======       =======    ==========

     At December 31, 1995, 32 percent or $18.5 million of the Bank's outstanding commercial secured loan portfolio consisted of loans to borrowers in the gaming industry, with additional unfunded commitments of $9.9 million. These loans are generally secured by real estate, machinery, and equipment. The Bank's portfolio of loans, collateralized by real estate, consists principally of real estate located in Nevada, California, and Arizona. Collectibility is, therefore, somewhat dependent on the economies and real estate values of these areas and industries.

     The following table sets forth by geographic location the amount of classified assets at December 31, 1995 (thousands of dollars):

                    CLASSIFIED ASSETS BY GEOGRAPHIC LOCATION

                                                CONSTRUCTION     NON-                   INVESTMENTS
                                     MORTGAGE     AND LAND     MORTGAGE   FORECLOSED        IN
                                      LOANS        LOANS        LOANS     REAL ESTATE   REAL ESTATE    TOTAL
                                     --------   ------------   --------   -----------   -----------   -------
Nevada.............................  $17,369       $3,578       $4,734       $1,393        $1,111     $28,185
California.........................    3,754           94           --        1,708            --       5,556
Arizona............................      822           --           --          301            --       1,123
                                     -------       ------       ------       ------        ------     -------
Total..............................  $21,945       $3,672       $4,734       $3,402        $1,111     $34,864
                                     =======       ======       ======       ======        ======     =======

     Classified construction and land loans include committed but undisbursed loan amounts.

     The following table sets forth by type of collateral, the amount of classified assets at December 31, 1995 (thousands of dollars):

                       CLASSIFIED ASSETS BY TYPE OF LOAN

                                                                       FORECLOSED       INVESTMENTS
                                                            LOANS      REAL ESTATE     IN REAL ESTATE
                                                           -------     -----------     --------------
Single-family residential................................  $ 5,162        $1,859           $   --
Commercial and multi-family mortgage.....................   16,783           693              781
Construction/land........................................    3,672           336              330
Consumer.................................................      797           514               --
Other....................................................    3,937            --               --
                                                           -------        ------           ------
Total....................................................  $30,351        $3,402           $1,111
                                                           =======        ======           ======

     The largest substandard loan at December 31, 1995 was an $8.1 million multi-family real estate loan in Nevada. In addition, the Bank had four other substandard loans at December 31, 1995, in excess of $1 million: two hotel loans, one multi-family loan, and a shopping center loan, all located in Nevada.

     The largest parcel of foreclosed real estate owned by the Bank at December 31, 1995, was a $460,000 single-family residence located in California.

     Substandard real estate held for investment includes a $780,000 Nevada branch facility whose operations were consolidated with another branch in Nevada. This branch facility was formerly included in premises and equipment.

     The following table presents the Bank's net charge-off experience for loans receivable, debt securities, and foreclosed real estate by loan type (thousands of dollars):

                                                                         NET CHARGE-OFFS
                                                                   ----------------------------
                                                                    1995       1994       1993
                                                                   ------     ------     ------
Single-family residential (SFR)..................................  $  585     $  827     $  916
Commercial and multi-family mortgage.............................     186        959      2,275
Construction/land................................................     376      1,297      2,248
Nonmortgage......................................................   5,964      2,739      1,750
Debt securities..................................................   2,077         --         --
                                                                   ------     ------     ------
          Net charge-offs........................................  $9,188     $5,822     $7,189
                                                                   ======     ======     ======

     The $186,000 of commercial mortgage charge-offs for the year ended December 31, 1995, were comprised principally of one apartment complex and one hotel/motel property totaling $161,000, both located in Nevada. Construction and land losses in 1995 consisted primarily of four California loans totaling $483,000 offset by sales of $123,000 on a single-family construction property also located in California. Nonmortgage loan charge-offs during 1995 were principally comprised of $2.6 million in charge-offs from the corporate loan portfolio, $2.5 million of losses related to installment loans, $390,000 of signature line charge-offs, and $362,000 in checking account charge-offs. SFR charge-offs for 1994 and 1993 consisted primarily of California-based loans and foreclosed real estate.

     During the second quarter of 1995, the Bank transferred $4.4 million of its allowance for estimated credit losses affiliated with loans to separate allowances for credit losses affiliated with foreclosed real estate and debt securities. Of this amount, $1.3 million was transferred to the foreclosed real estate allowance for losses and $3.1 million was transferred to the allowance for losses on debt securities. Prior to the second quarter, the evaluation of the adequacy of the Bank's allowance for estimated credit losses affiliated with loans receivable incorporated estimates for losses in the foreclosed real estate and debt security portfolios, but were not deemed material enough to be segregated as separate allowances. Additionally, prior to the second quarter, no credit losses had been experienced in the debt security portfolio. Losses in the foreclosed real estate portfolio subsequent to foreclosure had been accounted for as loan losses. Based upon management's review and the recent performance of the debt security, the loss allowance was eliminated at December 31, 1995.

RESULTS OF FINANCIAL SERVICES OPERATIONS

     The Bank's net income depends in large part on the difference, or interest rate spread, between the yield it earns from its loan and debt security portfolios and the rates it pays for deposits and borrowings.

     The following table reflects, for the periods indicated, the components of net interest income of the Bank, setting forth average assets, liabilities, and equity; interest income on interest-earning assets and interest expense on interest-bearing liabilities; average yields on interest-earning assets and interest-bearing liabilities; and net interest income (thousands of dollars):

                                                                   YEAR ENDED DECEMBER 31,
                             ---------------------------------------------------------------------------------------------------
                                          1995                              1994                              1993
                             -------------------------------   -------------------------------   -------------------------------
                              AVERAGE                AVERAGE    AVERAGE                AVERAGE    AVERAGE                AVERAGE
                              BALANCE     INTEREST    YIELD     BALANCE     INTEREST    YIELD     BALANCE     INTEREST    YIELD
                             ----------   --------   -------   ----------   --------   -------   ----------   --------   -------
Assets
Interest-earning assets
  Cash equivalents.......... $   43,611   $  2,639     6.05%   $   56,380   $  2,432     4.31%   $   42,787   $  1,321     3.09%
  Debt securities held to
    maturity................     89,899      6,798     7.56        73,520      4,919     6.69       425,141     26,909     6.33
  Debt securities available
    for sale................    484,567     32,562     6.72       556,781     34,165     6.14       542,264     30,395     5.61
  Loans receivable..........  1,013,218     90,217     8.90       886,702     76,080     8.58       790,082     73,106     9.25
  FHLB stock................     12,959        661     5.10        16,916        838     4.95        16,475        594     3.61
                             ----------   --------     ----    ----------   --------     ----    ----------   --------     ----
Total interest-earning
  assets....................  1,644,254    132,877     8.08     1,590,299    118,434     7.45     1,816,749    132,325     7.28
                                          --------     ----                 --------     ----                 --------     ----
Noninterest-earning assets
  Real estate held for sale
    or development..........      4,683                            10,785                            26,132
  Premises and equipment,
    net.....................     21,555                            22,236                            28,807
  Other assets..............     37,249                            39,502                            56,443
  Excess of cost over net
    assets acquired.........     63,799                            67,632                            73,972
                             ----------                        ----------                        ----------
Total assets................ $1,771,540                        $1,730,454                        $2,002,103
                             ==========                        ==========                        ==========
Liabilities and
  Stockholder's Equity
Interest-bearing liabilities
  Deposits.................. $1,246,388     51,938     4.17    $1,229,515     44,116     3.59    $1,443,628     57,643     3.99
  Securities sold under
    agreements to
    repurchase..............    175,618     10,889     6.20       222,620     11,024     4.95       305,123     13,132     4.30
  Advances from FHLB........    142,523      9,191     6.45        73,510      3,543     4.82        38,897      2,147     5.52
  Notes payable.............      8,066        658     8.16         8,203        635     7.74        14,229      1,170     8.22
  Unsecured senior notes....         --         --       --            --         --       --        13,777      1,021     7.41
                             ----------   --------     ----    ----------   --------     ----    ----------   --------     ----
Total interest-bearing
  liabilities...............  1,572,595     72,676     4.62     1,533,848     59,318     3.87     1,815,654     75,113     4.14
Cost of hedging
  activities................                   624      .04                      485      .03                       24       --
                                          --------     ----                 --------     ----                 --------     ----
Cost of funds...............                73,300     4.66                   59,803     3.90                   75,137     4.14
                                          --------     ----                 --------     ----                 --------     ----
Noninterest-bearing
  liabilities and
  stockholder's equity
  Other liabilities and
    accrued expenses........     22,004                            21,625                            22,914
                             ----------                        ----------                        ----------
Total liabilities...........  1,594,599                         1,555,473                         1,838,568
Total stockholder's
  equity....................    176,941                           174,981                           163,535
                             ----------                        ----------                        ----------
Total liabilities and
  equity.................... $1,771,540                        $1,730,454                        $2,002,103
                             ==========                        ==========                        ==========
Capitalized and transferred
  interest..................                    --       --                       13       --                       61       --
                                          --------     ----                 --------     ----                 --------     ----
Net interest income.........              $ 59,577     3.42%                $ 58,644     3.55%                $ 57,249     3.14%
                                          ========     ====                 ========     ====                 ========     ====
Net yield on
  interest-earning assets...                           3.62%                             3.69%                             3.15%
                                                       ====                              ====                              ====

---------------
Note: Loans receivable include accrued interest and loans on nonaccrual, and are net of undisbursed funds, allowances for estimated credit losses, discounts, and deferred loan fees.

     The following table shows, for the periods indicated, the effects of the two primary determinants of the Bank's net interest income: interest rate spread and the relative amounts of interest-sensitive assets and liabilities. The table also shows the extent to which changes in interest rates and changes in the volumes of interest-sensitive assets and liabilities have affected the Bank's interest income and expense for the periods indicated. Changes from period to period are attributed to: (i) changes in rate (change in weighted average interest rate multiplied by prior period average portfolio balance); (ii) changes in volume (change in average portfolio balance multiplied by prior period rate); and (iii) net or combined changes in rate and volume. Any changes attributable to both rate and volume that cannot be segregated have been allocated proportionately between the two factors.

                                                           YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------
                                            1995 COMPARED TO 1994          1994 COMPARED TO 1993
                                             INCREASE (DECREASE)            INCREASE (DECREASE)
                                              DUE TO CHANGES IN              DUE TO CHANGES IN
                                          --------------------------   -----------------------------
                                          VOLUME     RATE      NET      VOLUME     RATE       NET
                                          -------   ------   -------   --------   -------   --------
                                                            (THOUSANDS OF DOLLARS)
INTEREST INCOME ON:
Cash equivalents........................  $  (264)  $   471  $   207   $    496   $   615   $  1,111
Debt securities held to maturity........    1,187       692    1,879    (23,620)    1,630    (21,990)
Debt securities available for sale......   (5,901)    4,298   (1,603)       831     2,939      3,770
Loans receivable........................    7,343     6,794   14,137      7,336    (4,362)     2,974
Dividends on FHLB stock.................     (203)       26     (177)        16       228        244
                                          -------   -------  -------   --------   -------   --------
     Total interest income..............    2,162    12,281   14,443    (14,941)    1,050    (13,891)
                                          -------   -------  -------   --------   -------   --------
INTEREST EXPENSE ON:
Deposits................................      612     7,210    7,822     (8,035)   (5,492)   (13,527)
Securities sold under agreements to
  repurchase............................   (2,918)    2,783     (135)    (4,755)    2,647     (2,108)
Advances from FHLB......................    4,152     1,496    5,648      1,628      (232)     1,396
Notes payable...........................       --        23       23       (470)      (65)      (535)
Unsecured senior notes..................       --        --       --     (1,021)       --     (1,021)
                                          -------   -------  -------   --------   -------   --------
     Total interest expense.............    1,846    11,512   13,358    (12,653)   (3,142)   (15,795)
Cost (benefit) of hedging activity......      105        34      139        730      (269)       461
                                          -------   -------  -------   --------   -------   --------
Cost of funds...........................    1,951    11,546   13,497    (11,923)   (3,411)   (15,334)
Capitalized and transferred interest....      (13)       --      (13)       (12)      (36)       (48)
                                          -------   -------  -------   --------   -------   --------
     Net interest income................  $   198   $   735  $   933   $ (3,030)  $ 4,425   $  1,395
                                          =======   =======  =======   ========   =======   ========

  1995 vs. 1994

     The Bank recorded a net loss of $3.2 million for the year ended December 31, 1995, compared to net income of $7.7 million for the year ended December 31, 1994. The decrease in net income was principally due to the goodwill impairment of $11.8 million in 1995. Core earnings from Banking operations increased from $11.3 million at December 31, 1994 to $11.9 million at December 31, 1995, primarily due to increased net interest margin.

     The higher interest-earning asset base is the result of the Bank's strategy of offering loans tied to market rates held in the portfolio. The increase in the average yield on interest-earning assets is the result of increased loan and security yields as a result of a large portion of the asset portfolio's adjustable-rate attributes and new originations at higher rates, which partially offset the increased cost in interest-bearing liabilities.

     The following summarizes the significant effects of these factors:

          (i) Interest on cash equivalents increased due to the higher yield which was a result of the higher interest rates during the year.

          (ii) The average balance on debt securities held to maturity and the average yield were higher in 1995 due to the purchase of higher yielding securities late in 1994. The income on debt securities available for sale increased due to increased rates on adjustable-rate securities offsetting most of the decrease in balances due to paydowns on securities, maturities and sales.

          (iii) Total loan originations for 1995 were $525 million compared to originations of $466 million for 1994. The increase in loan originations for 1995 was due to the growth in the Las Vegas real estate market. The average yield on loans increased as a result of an increase in market interest rates resulting in higher rates on adjustable-rate mortgage loans.

          (iv) Dividends on FHLB stock decreased as a result of stock sales and the higher interest rate environment in 1995.

          (v) The increase in the cost of savings was due to a slight increase in balances combined with the higher interest rate environment.

          (vi) The decrease in interest on securities sold under agreements to repurchase was due to net repayments of borrowings during the year, largely offset by an increase in the rate paid.

          (vii) The increase in the average balance for FHLB advances was due to the new borrowings during the year. The increase in the cost of these advances was due to higher interest rates on the new borrowings.

     The Bank's cost of hedging activities increased principally as a result of the increased outstanding balance of interest rate swaps of $98.2 million (notional amount) in 1995 compared to $72.5 million (notional amount) of interest rate swaps in 1994.

     The net gain on sale of loans increased $843,000 from $247,000 in 1994 to $1.1 million in 1995, due to higher prices received on loans sold and implementation of SFAS No. 122. The loans sold were $46 million in 1994 and $38 million in 1995. Net gains on the sale of debt securities increased from a net gain of $34,000 in 1994 to $970,000 in 1995, primarily due to the sale of CMO residuals to take advantage of favorable market conditions, eliminate an area of possible regulatory concern due to the volatile aspects of the securities, and enhance the credit quality of the investment portfolio. In January 1994, the Bank sold its credit card portfolio and recognized a gain of $1.7 million ($1.1 million, net of charge-offs).

     The Bank's high effective tax rate of 238 percent in 1995 was primarily the result of impairment of goodwill associated with the anticipated sale to Norwest Corporation, which is not tax deductible.

  1994 vs. 1993

     The Bank recorded net income of $7.7 million for the year ended December 31, 1994, compared to net income of $6.6 million for the year ended December 31, 1993. The increase in net income was principally due to an improved net interest margin, along with increased operational efficiency.

     The lower interest-earning asset base is the result of the Bank's strategy of reducing its total asset size. The increase in the average yield on interest-earning assets is the result of the repricing of interest-sensitive loans and debt securities, repayment of lower yielding loans and debt securities, and the replacement of such loans and debt securities with higher yielding originations and purchases.

     The following summarizes the significant effects of these factors:

          (i) Interest on cash equivalents increased due to the higher yield which was a result of higher interest rates and increased volume during the year.

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

          (iii) The average loans receivable portfolio increased principally due to a decrease in loan payoffs from 1994 compared to 1993, partially offset by decreased loan originations. Total loan originations for 1994 were $466 million compared to originations of $500 million for 1993. The decline in loan originations for 1994 was due to a rising interest rate environment and a corresponding decline in refinancing activity. The rise in interest rates also slowed down the prepayments within the Bank's mortgage loan portfolio. The average yield on loans declined as a result of lower interest rates on newly funded adjustable-rate mortgage loans.

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

          (vii) The increase in the average balance for FHLB advances was due to new borrowings during the year, partially offset by repayment of advances. The decrease in the cost of these advances was due to lower interest rates on the new borrowings versus the higher rates on these advances paid off.

          (viii) Interest on notes payable declined primarily as a result of the repayment of $10.4 million in the third quarter of 1993.

          (ix) Interest on unsecured senior notes declined as a result of the pay-off of the $25 million balance in the third quarter of 1993.

     The Bank's cost of hedging activities increased principally as a result of an increase in the notional amount of interest rate swaps outstanding of $72.5 million in 1994 compared to $7.5 million in 1993.

     Provisions for estimated credit losses increased in 1994 versus 1993 as a result of management's evaluation of the adequacy of the allowances for estimated credit losses. See Risk Management -- Credit Risk Management herein.

     The net gain on sale of loans decreased $1.5 million from $1.7 million in 1993 to $247,000 in 1994, due to a decrease in the amount of loans sold from $78 million in 1993 to $46 million in 1994. Net gains on the sale of debt securities decreased from a net gain of $8 million in 1993 to $34,000 in 1994, primarily due to the sale in 1993 of $361 million in debt securities, of which $334 million were sold to fund the Arizona sale. In January 1994, the Bank sold its credit card portfolio and recognized a gain of $1.7 million ($1.1 million net of charge-offs). Other income decreased principally due to a legal settlement of $1.2 million received in 1993, while legal fees of $810,000 were incurred in 1994 associated with a Las Vegas apartment complex which the Bank built.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                                       DECEMBER 31,
                                                                                  -----------------------
                                                                                     1995         1994
                                                                                  ----------   ----------
                                              ASSETS
Utility plant
  Gas plant.....................................................................  $1,579,665   $1,428,941
  Less: accumulated depreciation................................................    (474,891)    (433,429)
  Acquisition adjustments.......................................................       6,298        6,729
  Construction work in progress.................................................      26,678       33,675
                                                                                  ----------   ----------
    Net utility plant (Note 2)..................................................   1,137,750    1,035,916
                                                                                  ----------   ----------
Other property and investments..................................................      35,128       34,195
                                                                                  ----------   ----------
Current assets
  Cash and cash equivalents.....................................................      11,168        6,076
  Accounts receivable, net of allowances (Note 3)...............................      38,186       57,905
  Accrued utility revenue.......................................................      43,900       47,533
  Deferred purchased gas costs (Note 4).........................................          --       15,219
  Deferred tax benefit (Note 10)................................................      17,089           --
  Prepaids and other current assets.............................................      31,386       36,589
  Net assets of discontinued operations (Note 12)...............................     175,493      175,855
                                                                                  ----------   ----------
         Total current assets...................................................     317,222      339,177
                                                                                  ----------   ----------
Deferred charges and other assets (Note 4)......................................      42,427       44,294
                                                                                  ----------   ----------
Total assets....................................................................  $1,532,527   $1,453,582
                                                                                  ==========   ==========


                                    CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock, $1 par (authorized -- 30,000,000 shares; issued and
    outstanding -- 24,467,499 and 21,281,717 shares)............................  $   26,097   $   22,912
  Additional paid-in capital....................................................     312,631      273,217
  Retained earnings.............................................................      17,322       52,427
                                                                                  ----------   ----------
         Total common equity....................................................     356,050      348,556
  Preferred stock (Note 5)......................................................          --        4,000
  Company-obligated mandatorily redeemable preferred securities of the Company's subsidiary, Southwest Gas Capital I, holding solely $61.8 million principal
    amount of 9.125% subordinated notes of the Company due 2025 (Note 5)........      60,000           --
  Long-term debt, less current maturities (Note 6)..............................     607,945      678,263
                                                                                  ----------   ----------
         Total capitalization...................................................   1,023,995    1,030,819
                                                                                  ----------   ----------
Commitments and contingencies (Note 8)
Current liabilities
  Current maturities of long-term debt (Note 6).................................     120,000        5,000
  Short-term debt (Note 7)......................................................      37,000       92,000
  Accounts payable..............................................................      41,864       48,965
  Customer deposits.............................................................      21,406       22,893
  Accrued taxes.................................................................      29,116       42,936
  Deferred taxes (Note 10)......................................................          --        6,943
  Accrued interest..............................................................      11,107       12,064
  Deferred purchased gas costs (Note 4).........................................      32,776           --
  Other current liabilities.....................................................      36,942       23,762
                                                                                  ----------   ----------
         Total current liabilities..............................................     330,211      254,563
                                                                                  ----------   ----------
Deferred income taxes and other credits
  Deferred income taxes and investment tax credits (Note 10)....................     138,893      130,175
  Other deferred credits (Note 4)...............................................      39,428       38,025
                                                                                  ----------   ----------
         Total deferred income taxes and other credits..........................     178,321      168,200
                                                                                  ----------   ----------
Total capitalization and liabilities............................................  $1,532,527   $1,453,582
                                                                                  ==========   ==========

        The accompanying notes are an integral part of these statements.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
Gas operating revenues.....................................  $563,502     $599,553     $539,105
Net cost of gas............................................   227,456      249,922      212,290
                                                             --------     --------     --------
  Operating margin.........................................   336,046      349,631      326,815
                                                             --------     --------     --------
Operating expenses:
  Operations and maintenance...............................   187,969      178,310      169,921
  Depreciation and amortization............................    62,492       57,284       55,088
  Taxes other than income taxes............................    27,173       25,347       24,124
                                                             --------     --------     --------
          Total operating expenses.........................   277,634      260,941      249,133
                                                             --------     --------     --------
Operating income...........................................    58,412       88,690       77,682
                                                             --------     --------     --------
Other income and (expenses):
  Net interest deductions..................................   (53,354)     (49,461)     (41,832)
  Preferred securities distributions (Note 5)..............      (913)          --           --
  Other income (deductions), net...........................      (652)      (1,110)     (13,891)
                                                             --------     --------     --------
          Total other income and (expenses)................   (54,919)     (50,571)     (55,723)
                                                             --------     --------     --------
Income from continuing operations before income taxes......     3,493       38,119       21,959
Income tax expense (Note 10)...............................       839       14,595        8,208
                                                             --------     --------     --------
Income from continuing operations..........................     2,654       23,524       13,751
                                                             --------     --------     --------
Discontinued operations (Note 12):
  Income (loss) from discontinued segment, net of tax
     expense (benefit) of $(2,306), $3,127 and $3,051......    (4,513)       2,777        1,655
  Loss on disposal of discontinued segment, including
     tax expense of $9,900.................................   (13,023)          --           --
                                                             --------     --------     --------
Net income (loss) from discontinued operations.............   (17,536)       2,777        1,655
                                                             --------     --------     --------
Net income (loss)..........................................   (14,882)      26,301       15,406
Preferred/preference stock dividend requirements...........       307          510          741
                                                             --------     --------     --------
Net income (loss) applicable to common stock...............  $(15,189)    $ 25,791     $ 14,665
                                                             ========     ========     ========
Earnings per share from continuing operations..............  $   0.10     $   1.09     $   0.63
Earnings (loss) per share from discontinued operations.....     (0.76)        0.13         0.08
                                                             --------     --------     --------
Earnings (loss) per share of common stock (Note 11)........  $  (0.66)    $   1.22     $   0.71
                                                             ========     ========     ========
Average number of common shares outstanding................    23,167       21,078       20,729
                                                             ========     ========     ========

        The accompanying notes are an integral part of these statements.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                 YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            1995          1994          1993
                                                          ---------     ---------     ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income............................................  $ (14,882)    $  26,301     $  15,406
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization......................     62,492        57,284        55,088
     Deferred income taxes..............................    (15,314)       (9,178)       16,736
     Changes in current assets and liabilities
       Accounts receivable..............................     19,719        (6,487)        5,426
       Accrued utility revenue..........................      3,633        (1,300)       (1,744)
       Unrecovered purchased gas costs..................     47,995         9,014       (33,571)
       Accounts payable.................................     (7,101)       (2,811)        1,676
       Accrued taxes....................................    (13,820)       11,594        (7,101)
       Other current assets and liabilities.............      3,661         6,681        11,967
     Other..............................................       (205)          649        (6,850)
     Undistributed (income) loss from discontinued
       operations.......................................     11,576        (7,673)       (6,596)
                                                          ---------     ---------     ---------
     Net cash provided by operating activities..........     97,754        84,074        50,437
                                                          ---------     ---------     ---------
CASH FLOW FROM INVESTING ACTIVITIES:
  Construction expenditures.............................   (166,183)     (141,390)     (113,903)
  Other.................................................      2,465          (157)       (2,343)
                                                          ---------     ---------     ---------
     Net cash used in investing activities..............   (163,718)     (141,547)     (116,246)
                                                          ---------     ---------     ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock..............................     44,844         4,773         6,790
  Issuance of trust originated preferred securities.....     57,713            --            --
  Reacquisition of preferred/preference stocks..........     (4,000)       (4,058)       (7,258)
  Dividends paid........................................    (19,575)      (17,411)      (16,139)
  Issuance of long-term debt............................     49,407        73,000        21,909
  Retirement of long-term debt..........................     (2,285)         (648)       (3,392)
  Issuance (repayment) of short-term debt...............    (55,000)        6,000        66,000
  Other.................................................        (48)         (234)         (422)
                                                          ---------     ---------     ---------
     Net cash provided from financing activities........     71,056        61,422        67,488
                                                          ---------     ---------     ---------
  Change in cash and temporary cash investments.........      5,092         3,949         1,679
  Cash at beginning of period...........................      6,076         2,127           448
                                                          ---------     ---------     ---------
  Cash at end of period.................................  $  11,168     $   6,076     $   2,127
                                                          =========     =========     =========
  Supplemental information:
  Interest paid, net of amount capitalized..............  $  52,741     $  55,167     $  48,594
                                                          =========     =========     =========
  Income taxes, net of refunds..........................  $  20,413     $   3,574     $  15,151
                                                          =========     =========     =========

        The accompanying notes are an integral part of these statements.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   COMMON STOCK      ADDITIONAL
                                                 ----------------     PAID-IN     RETAINED
                                                 SHARES   AMOUNT      CAPITAL     EARNINGS    TOTAL
                                                 ------   -------    ----------   --------   --------
DECEMBER 31, 1992..............................  20,598   $22,228     $262,296    $ 44,920   $329,444
Common stock issuances.........................     399       399        6,429                  6,828
Net income.....................................                                     15,406     15,406
Dividends declared
  Preferred: $9.50 per share...................                                       (513)      (513)
  Second preference: $3.00 per share...........                                       (228)      (228)
  Common: $0.76 per share......................                                    (15,820)   (15,820)
                                                 ------   -------     --------    --------   --------
DECEMBER 31, 1993..............................  20,997    22,627      268,725      43,765    335,117
Common stock issuances.........................     285       285        4,488                  4,773
Net income.....................................                                     26,301     26,301
Dividends declared
  Preferred: $9.50 per share...................                                       (437)      (437)
  Second preference: $3.00 per share...........                                        (73)       (73)
  Common: $0.81 per share......................                                    (17,125)   (17,125)
Redemption of second preference stock..........                              4          (4)        --
                                                 ------   -------     --------    --------   --------
DECEMBER 31, 1994..............................  21,282    22,912      273,217      52,427    348,556
Common stock issuances.........................   3,185     3,185       41,659                 44,844
Issuance costs, preferred securities...........                         (2,287)                (2,287)
Net loss.......................................                                    (14,882)   (14,882)
Dividends declared
  Preferred: $9.50 per share...................                                       (307)      (307)
  Common: $0.82 per share......................                                    (19,826)   (19,826)
Redemption of preferred stock..................                             42         (90)       (48)
                                                 ------   -------     --------    --------   --------
DECEMBER 31, 1995..............................  24,467*  $26,097     $312,631    $ 17,322   $356,050
                                                 ======   =======     ========    ========   ========

---------------
* At December 31, 1995, 1.5 million common shares were registered and available for issuance under provisions of the Employee Investment Plan and the Company's Dividend Reinvestment and Stock Purchase Plan.

        The accompanying notes are an integral part of these statements.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The Company follows generally accepted accounting principles (GAAP) in all of its businesses, which requires the use of estimates made by management for the preparation of financial statements. Accounting for the Company's gas utility operations conforms with GAAP as applied to regulated companies and as prescribed by federal agencies and the commissions of the various states in which the utility operates.

     Consolidation. The accompanying financial statements are presented on a consolidated basis and include the accounts of Southwest Gas Corporation and its wholly owned subsidiaries, excluding PriMerit Bank. All significant intercompany balances and transactions have been eliminated. In January 1996, management reached an agreement to sell PriMerit Bank, which constituted the financial services segment of the business. For consolidated financial reporting purposes, the financial services segment is classified as discontinued operations.

     Reclassifications. The financial statements for prior years have been reclassified to conform to the current year presentation of the Bank as discontinued operations. Additional reclassifications have also been made to prior years amounts to conform to the current year presentation.

     Net Utility Plant. Net utility plant includes gas plant at original cost, less the accumulated provision for depreciation and amortization, plus the unamortized balance of acquisition adjustments. Original cost includes contracted services, material, payroll and related costs such as taxes and benefits, general and administrative expenses, and an allowance for funds used during construction less contributions in aid of construction.

     Deferred Purchased Gas Costs. The Company is authorized by the various regulatory authorities having jurisdiction to adjust its billing rates for changes in the cost of gas purchased. The difference between the current cost of gas purchased and the cost of gas recovered in billed rates is deferred. Generally, these deferred amounts are recovered or refunded within one year.

     Income Taxes. The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

     Investment tax credits (ITC) related to gas utility operations are deferred and amortized over the life of related fixed assets.

     Gas Operating Revenues. Revenues are recorded when customers are billed. Customer billings are based on monthly meter reads and are calculated in accordance with applicable tariffs. The Company also recognizes accrued utility revenues for the estimated amount of services rendered between the meter-reading dates in a particular month and the end of such month.

     Depreciation and Amortization. Depreciation is computed on the straight-line remaining life method at composite rates considered sufficient to amortize costs over estimated service lives, including components which adjust for salvage value and removal costs, as approved by the appropriate regulatory agency. When plant is retired from service, the original cost of plant, including costs of removal, less salvage, is charged to the accumulated provision for depreciation. Acquisition adjustments are amortized as ordered by regulatory bodies at the date of acquisition, which periods approximate the remaining estimated life of the acquired properties. Costs related to refunding utility debt and debt issuance expenses are deferred and amortized over the weighted average lives of the new issues.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Allowance for Funds Used During Construction (AFUDC). AFUDC represents the cost of both debt and equity funds used to finance utility construction. AFUDC is capitalized as part of the cost of utility plant. The Company capitalized $1.2 million, $805,000, and $470,000 of AFUDC related to natural gas utility operations for each of the years ended December 31, 1995, 1994, and 1993, respectively. The debt portion of AFUDC is reported in the consolidated statements of income as an offset to net interest deductions and the equity portion is reported as other income. Utility plant construction costs, including AFUDC, are recovered in authorized rates through depreciation when completed projects are placed into operation, and general rate relief is requested and granted.

     Earnings Per Common Share. Earnings per common share are calculated based on the weighted average number of shares outstanding during the period.

     Cash Flows. For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and financial instruments with a maturity of three months or less, but excludes funds held in trust for industrial development revenue bonds.

     New Accounting Standards. Effective for fiscal years beginning January 1, 1996, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires the review of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this standard will not have a material impact on the Company's current financial condition or results of operations.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This new standard permits the continued use of accounting methods prescribed by Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," or use of the fair value based method of accounting as encouraged by the statement. The adoption of this standard will not have a material impact on the Company's current financial condition or results of operations.

NOTE 2 -- UTILITY PLANT

     Net utility plant as of December 31, 1995 and 1994 was as follows (thousands of dollars):

                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                     1995           1994
                                                                  ----------     ----------
    Gas plant:
      Storage.................................................    $   14,546     $   14,252
      Transmission............................................       143,989        140,281
      Distribution............................................     1,206,503      1,077,425
      General.................................................       179,378        164,018
      Other...................................................        35,249         32,965
                                                                  ----------     ----------
                                                                   1,579,665      1,428,941
    Less: accumulated depreciation............................      (474,891)      (433,429)
    Acquisition adjustment, net...............................         6,298          6,729
    Construction work in progress.............................        26,678         33,675
                                                                  ----------     ----------
      Net gas utility property................................    $1,137,750     $1,035,916
                                                                  ==========     ==========

     Depreciation expense on gas plant was $62 million, $56.5 million, and $54 million during the years ended December 31, 1995, 1994, and 1993, respectively.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 2 -- UTILITY PLANT (CONTINUED)

     Leases and Rentals. The Company leases a portion of its corporate headquarters office complex in Las Vegas and the LNG facilities on its northern Nevada system. The leases provide for initial terms which expire in 1997 and 2003, respectively, with optional renewal terms available at the expiration dates. The rental payments are $3.1 million annually, and $4.6 million in the aggregate over the remaining initial term for the Las Vegas facility, and $6.7 million annually and $50 million in the aggregate for the LNG facilities.

     Rentals included in operating expenses with respect to these leases amounted to $9.8 million in each of the three years in the period ended December 31, 1995. Both of these leases are accounted for as operating leases and are treated as such for regulatory purposes. Other operating leases of the Company are immaterial individually and in the aggregate.

NOTE 3 -- RECEIVABLES AND RELATED ALLOWANCES

     The Company's business activity with respect to gas utility operations is conducted with customers located within the three-state region of Arizona, Nevada, and California. At December 31, 1995, approximately 59 percent of the gas utility customers were in Arizona, 31 percent in Nevada, and 10 percent in California. While the Company seeks to minimize its credit risk related to utility operations by requiring security deposits for new customers, certain customer accounts are ultimately not collected. Provisions for uncollectible accounts are recorded monthly, as needed, and are included in the ratemaking process as a cost of service. Activity in the allowance for uncollectibles is summarized as follows (thousands of dollars):

                                                                              ALLOWANCE FOR
                                                                              UNCOLLECTIBLES
                                                                              --------------
    Balance, December 31, 1992..............................................     $ 1,507
      Additions charged to expense..........................................       1,460
      Accounts written off, less recoveries.................................      (1,284)
                                                                                 -------
    Balance, December 31, 1993..............................................       1,683
      Additions charged to expense..........................................       1,445
      Accounts written off, less recoveries.................................      (1,575)
                                                                                 -------
    Balance, December 31, 1994..............................................       1,553
      Additions charged to expense..........................................       1,295
      Accounts written off, less recoveries.................................      (1,621)
                                                                                 -------
    Balance, December 31, 1995..............................................     $ 1,227
                                                                                 =======

NOTE 4 -- REGULATORY ASSETS AND LIABILITIES

     The Company's natural gas operations are subject to the regulation of the Arizona Corporation Commission, the Public Service Commission of Nevada, the California Public Utilities Commission, and the Federal Energy Regulatory Commission. The Company's accounting policies conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process. Such effects concern mainly the time at which various items enter into the determination of net income in accordance with the principle of matching costs with related revenues.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 4 -- REGULATORY ASSETS AND LIABILITIES (CONTINUED)

     The following table represents existing regulatory assets and liabilities (thousands of dollars):

                                                                          DECEMBER 31,
                                                                      --------------------
                                                                        1995        1994
                                                                      --------     -------
    SUMMARY OF REGULATORY ASSETS AND LIABILITIES
    Assets
      SFAS No. 109 -- Income taxes, net.............................  $ 13,211     $14,991
      Unamortized premium on reacquired debt........................    10,848      11,582
      Deferred purchased gas costs..................................        --      15,219
      Other.........................................................    15,686      22,144
                                                                      --------     -------
                                                                        39,745      63,936
    Liabilities
      Supplier and other rate refunds due customers.................    (4,844)     (7,966)
      Deferred purchased gas costs..................................   (32,776)         --
      Other.........................................................    (3,389)     (4,348)
                                                                      --------     -------
    Net regulatory assets (liabilities).............................  $ (1,264)    $51,622
                                                                      ========     =======

NOTE 5 -- PREFERRED STOCK, PREFERENCE STOCK, AND PREFERRED SECURITIES

     In December 1995, the Company redeemed all remaining outstanding $100 Cumulative Preferred Stock, 9.5% Series. Scheduled annual mandatory redemption requirements were 8,000 shares, or $800,000 per year, through 1999. After the 1995 annual mandatory redemption requirement was satisfied, the Company exercised its option to redeem an additional 8,000 shares at par. The remaining 24,000 shares were redeemed at $102 per share, plus accrued and unpaid dividends. The stock was redeemed because other less costly financing options were available.

     During 1994, the Company redeemed, as required, the remaining shares of its Second Preference Stock, Third Series. The dividend rate on Second Preference Stock was cumulative and varied from 3 to 16 percent, based on a formula tied to operating results with respect to the gas distribution system purchased from Arizona Public Service Company. During 1993 and 1994, the dividend rate was 3 percent.

     Preferred Securities of Southwest Gas Capital I. In October 1995, Southwest Gas Capital I (the Trust), a consolidated wholly owned subsidiary of the Company, issued $60 million of 9.125% Trust Originated Preferred Securities (the Preferred Securities). In connection with the Trust's issuance of the Preferred Securities and the related purchase by the Company of all of the Trust's common securities (the Common Securities), the Company issued to the Trust $61.8 million principal amount of its 9.125% Subordinated Deferrable Interest Notes, due 2025 (the Subordinated Notes). The sole assets of the Trust are and will be the Subordinated Notes. The interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to the holders of the Preferred Securities and holders of the Common Securities in liquidation of the Trust. The Subordinated Notes are redeemable at the option of the Company on or after December 31, 2000, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. In the event that the Subordinated Notes are repaid, the Preferred Securities and the Common Securities will be redeemed on a pro rata basis at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. The Company's obligations under the Subordinated Notes, the Declaration of Trust (the agreement under which the Trust was formed), the guarantee of payment of certain distributions, redemption payments and liquidation payments with respect to the Preferred Securities to the extent the Trust has funds available therefor and the indenture governing the Subordinated

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 5 -- PREFERRED STOCK, PREFERENCE STOCK, AND PREFERRED SECURITIES
(CONTINUED)

Notes, including the Company's agreement pursuant to such indenture to pay all fees and expenses of the Trust, other than with respect to the Preferred Securities and Common Securities, taken together, constitute a full and unconditional guarantee on a subordinated basis by the Company of payments due on the Preferred Securities. As of December 31, 1995, 2.4 million Preferred Securities were outstanding.

     The Company has the right to defer payments of interest on the Subordinated Notes by extending the interest payment period at any time for up to 20 consecutive quarters (each, an Extension Period). If interest payments are so deferred, distributions will also be deferred. During such Extension Period, distributions will continue to accrue with interest thereon (to the extent permitted by applicable law) at an annual rate of 9.125% per annum compounded quarterly. There could be multiple Extension Periods of varying lengths throughout the term of the Subordinated Notes. If the Company exercises the right to extend an interest payment period, the Company shall not during such Extension Period (i) declare or pay dividends on, or make a distribution with respect to, or redeem, purchase or acquire or make a liquidation payment with respect to, any of its capital stock, or (ii) make any payment of interest, principal or premium, if any, on or repay, repurchase, or redeem any debt securities issued by the Company that rank pari passu with or junior to the Subordinated Notes; provided, however, that restriction (i) above does not apply to any stock dividends paid by the Company where the dividend stock is the same as that on which the dividend is being paid. The Company has no present intention of exercising its right to extend the interest payment period.

NOTE 6 -- LONG-TERM DEBT

                                                                                      DECEMBER 31,
                                                                   --------------------------------------------------
                                                                     1995          1995          1994          1994
                                                                   CARRYING       MARKET       CARRYING       MARKET
                                                                    AMOUNT        VALUE         AMOUNT        VALUE
                                                                   --------      --------      --------      --------
                                                                                 (THOUSANDS OF DOLLARS)
Debentures--
  9% Series A, due 2011.........................................   $ 26,890      $ 27,663      $ 27,557      $ 26,386
  9% Series B, due 2011.........................................     31,213        32,110        31,913        30,557
  8 3/4% Series C, due 2011.....................................     18,353        18,881        19,261        18,587
  9 3/8% Series D, due 2017.....................................    120,000       126,150       120,000       118,650
  10% Series E, due 2013........................................     23,069        23,963        23,079        23,541
  9 3/4% Series F, due 2002.....................................    100,000       117,600       100,000       102,897
  Unamortized discount..........................................     (6,209)           --        (6,723)           --
                                                                   --------      --------      --------      --------
                                                                    313,316       346,367       315,087       320,618
                                                                   --------      --------      --------      --------
Term-loan facilities and other debt.............................    200,000                     200,000
                                                                   --------                    --------
Industrial development revenue bonds--
  Variable-rate bonds
    Series due 2028.............................................     50,000                      50,000
    Less funds held in trust....................................    (32,942)                    (38,510)
                                                                   --------                    --------
                                                                     17,058                      11,490
                                                                   --------                    --------
  Fixed-rate bonds
    7.30% 1992 Series A, due 2027...............................     30,000        31,560        30,000        30,338
    7.50% 1992 Series B, due 2032...............................    100,000       106,500       100,000       102,550
    6.50% 1993 Series A, due 2033...............................     75,000        75,000        75,000        71,807
    Unamortized discount........................................     (3,757)           --        (3,865)           --
    Less funds held in trust....................................     (3,672)           --       (44,449)           --
                                                                   --------                    --------
                                                                    197,571                     156,686
                                                                   --------                    --------
                                                                    727,945                     683,263
  Less current maturities.......................................    120,000                       5,000
                                                                   --------                    --------
                                                                   $607,945                    $678,263
                                                                   ========                    ========

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 6 -- LONG-TERM DEBT (CONTINUED)

     In January 1995, the Company finalized a $200 million term-loan facility with a group of banks. This facility was utilized to refinance existing loans and short-term notes payable which were classified as long-term debt at December 31, 1994. The $200 million facility provides for a revolving period through January 1999 at which time any amounts borrowed under the agreement become payable on demand. Direct borrowing options provide for the payment of interest at either the LIBOR or certificate of deposit rate, plus a margin based on the Company's credit rating, or the prime rate. In addition to direct borrowing options, a letter of credit is available to provide credit support for the issuance of commercial paper. During 1995, the average cost of this facility was
6.86 percent.

     Prior to obtaining the $200 million facility, the Company had two term-loan facilities totaling $165 million. The first facility was a Restated and Amended Credit Agreement dated April 1990 in the amount of $125 million. The average cost of this facility during 1994 was 4.99 percent. The second term loan was a $40 million Bridge Term Loan Facility (Bridge Loan) which was used to refinance a $40 million Amended and Restated Domestic Credit Agreement in August 1994. During 1994, the average interest rate for the Bridge Loan and the Amended and Restated Domestic Credit Agreement was 5.26 percent.

     The interest rate on the variable rate industrial development revenue bonds is established on a weekly basis and averaged 4.80 percent during 1995 and 3.85 percent during 1994. At the option of the Company, the interest period can be converted from a weekly rate to a daily-term or variable-term rate.

     The fair value of the term-loan facilities approximates carrying value. Market values for the debentures and fixed-rate IDRB were determined based on dealer quotes using trading records for December 31, 1995 and 1994, as applicable, and other secondary sources which are customarily consulted for data of this kind. The carrying value of the IDRB Series due 2028 was used as the estimate of fair value based upon the variable interest rate of the bonds.

     Requirements to retire long-term debt at December 31, 1995 for the next five years are expected to be $5 million, $5 million, $11 million, $211 million, and $11 million, respectively. Upon completion of the sale of PriMerit Bank, the Company intends to use the proceeds to retire indebtedness of the Company. In the consolidated balance sheet, $120 million of long-term debt is shown as current maturities.

NOTE 7 -- SHORT-TERM DEBT

     The Company has an agreement with several banks for committed credit lines which aggregate $150 million at December 31, 1995. The agreement provides for the payment of interest at competitive market rates. The lines of credit also require the payment of a commitment fee based on the long-term debt rating of the Company. The committed credit lines have no compensating balance requirements and expire in July 1996. Short-term borrowings at December 31, 1995 and 1994 were $37 million and $92 million, respectively. The weighted average interest rates on these borrowings were 6.64 percent at December 31, 1995 and
6.36 percent at December 31, 1994.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

     Pending Acquisition. In November 1995, the Company entered into a definitive agreement to acquire Northern Pipeline Construction Co. (NPL), a full-service underground gas pipeline contractor, for $24 million. NPL provides local gas distribution companies with installation, replacement and maintenance services for underground natural gas distribution systems. The agreement is a stock-for-stock exchange in which 100 percent of the stock of NPL will be acquired in exchange for common stock of the Company. The acquisition is anticipated to be completed during the first half of 1996.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 8 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Legal Proceedings. The Company has been named as defendant in various legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that no litigation to which the Company is subject will have a material adverse impact on its financial position or results of operations.

NOTE 9 -- EMPLOYEE POSTRETIREMENT BENEFITS

     The Company has a qualified retirement plan covering the employees of its natural gas operations segment. The plan is noncontributory with defined benefits, and covers substantially all employees. It is the Company's policy to fund the plan at not less than the minimum required contribution nor more than the tax deductible limit. Plan assets are held in a master trust whose investments consist of common stock, corporate bonds, government obligations, real estate, a mutual fund investing in foreign stocks, an insurance company contract, and cash or cash equivalents.

     The plan provides that an employee may earn benefits for a period of up to 30 years and will be vested after 5 years of service. Retirement plan costs were $6.8 million in 1995, $7.8 million in 1994, and $6.6 million in 1993.

     The following table sets forth the plan's funded status and amounts recognized on the Company's consolidated balance sheets and statements of income.

                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                     1995          1994
                                                                   ---------     ---------
                                                                   (THOUSANDS OF DOLLARS)
    Actuarial present value of benefit obligations:
    Accumulated benefit obligation, including vested benefits of
      $(111,035) and $(86,800), respectively.....................  $(119,340)    $ (93,225)
                                                                   =========     =========
    Projected benefit obligation for service rendered to date....  $(167,414)    $(136,157)
    Market value of plan assets..................................    169,524       130,497
                                                                   ---------     ---------
      Projected benefit obligation less than (in excess of)
         assets..................................................      2,110        (5,660)
    Unrecognized net transition obligation being amortized
      through 2004...............................................      6,652         7,489
    Unrecognized net loss (gain).................................     (8,669)       (2,010)
    Unrecognized prior service cost..............................        466           523
                                                                   ---------     ---------
    Prepaid retirement plan asset included in the Consolidated
      Balance Sheets.............................................  $     559     $     342
                                                                   =========     =========
    Assumptions used to develop pension obligations were:
      Discount rate..............................................       7.25%         8.25%
      Long-term rate of return on assets.........................       9.00%         8.75%
      Rate of increase in compensation levels....................       4.75%         5.50%

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 9 -- EMPLOYEE POSTRETIREMENT BENEFITS (CONTINUED)

                                                                     YEAR ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                    1995       1994      1993
                                                                  --------   --------   -------
                                                                  (THOUSANDS OF DOLLARS)
Net retirement plan costs include the following components:
  Service cost..................................................  $  7,153   $  7,805   $ 6,339
  Interest cost.................................................    11,084     10,164     9,213
  Actual return on plan assets..................................   (35,557)       254    (8,853)
  Net amortization and deferrals................................    24,136    (10,440)      (67)
                                                                  --------   --------   -------
Net periodic retirement plan cost...............................  $  6,816   $  7,783   $ 6,632
                                                                  ========   ========   =======

     In addition to the basic retirement plan, the Company has a separate unfunded supplemental retirement plan which is limited to certain officers. The plan is noncontributory with defined benefits. Senior officers who retire with ten years or more of service with the Company are eligible to receive benefits. Other officers who retire with 20 years or more of service with the Company are eligible to receive benefits. Plan costs were $2 million in 1995, $2 million in 1994, and $1.5 million in 1993. The accumulated benefit obligation of the plan was $14.9 million, including vested benefits of $13.9 million, at December 31, 1995. The Company also has an unfunded retirement plan for directors not covered by the employee retirement plan. The cost and liability for this plan are not significant.

     The Company has a deferred compensation plan for all officers and members of the Board. The plan provides the opportunity to defer from a minimum of $2,000 up to 50 percent of annual compensation. The Company matches one-half of amounts deferred up to six percent of an officer's annual salary. Payments of compensation deferred, plus interest, commence upon the participant's retirement in equal monthly installments over 10, 15, or 20 years, as determined by the Company. Deferred compensation earns interest at a rate determined each January. The interest rate represents 150 percent of Moody's Seasoned Corporate Bond Index.

     The Employees' Investment Plan (401k) provides for purchases of the Company's common stock or certain other investments by eligible employees through deductions of up to 16 percent of base compensation, subject to IRS limitations. The Company matches one-half of amounts deferred up to six percent of an employee's annual compensation. The cost of the plan was $2.3 million in 1995, $2.6 million in 1994, and $1.9 million in 1993.

     The Company provides postretirement benefits other than pensions (PBOP) to its qualified retirees for health care, dental, and life insurance. In December 1990, the FASB issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The statement requires the Company to account for PBOP on an accrual basis rather than reporting these benefits on a pay-as-you-go basis. The Company adopted SFAS No. 106 in January 1993. The PSCN, CPUC, and FERC have approved the use of SFAS No. 106 for ratemaking purposes, subject to certain conditions, including funding. The Company did not receive approval to recover PBOP costs on an accrual basis in its Arizona rate jurisdictions, but was authorized to continue to recover the pay-as-you-go costs for ratemaking purposes. The Company began funding the non-Arizona portion of the PBOP liability in 1994. Plan assets are combined with the pension plan assets in a master trust.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 9 -- EMPLOYEE POSTRETIREMENT BENEFITS (CONTINUED)

     The following table sets forth the PBOP funded status and amounts recognized on the Company's consolidated balance sheets and statements of income.

                                                                  DECEMBER 31,
                                                     --------------------------------------
                                                           1995                 1994
                                                     ----------------     -----------------
                                                             (THOUSANDS OF DOLLARS)
    Accumulated postretirement benefit obligation
      (APBO)
      Retirees.....................................          $(15,030)             $(13,348)
      Fully eligible actives.......................            (1,956)               (1,639)
      Other active participants....................            (6,182)               (4,524)
                                                             --------              --------
         Total.....................................           (23,168)              (19,511)
    Market value of plan assets....................             1,647                   697
    APBO in excess of plan assets..................           (21,521)              (18,814)
                                                             --------              --------
    Unrecognized transition obligation.............            14,738                15,605
    Unrecognized prior service cost................                --                    --
    Unrecognized loss..............................             3,003                   175
                                                             --------              --------
    Accrued postretirement benefit liability.......          $ (3,780)             $ (3,034)
                                                             ========              ========
    Assumptions used to develop postretirement
      benefit obligations were:
      Discount rate................................              7.25%                 8.25%
      Medical inflation............................    9% graded to 5%      10% graded to 5%
      Salary increases.............................              4.75%                 5.50%

                                                                 YEAR ENDED DECEMBER 31,
                                                               ----------------------------
                                                                1995       1994       1993
                                                               ------     ------     ------
                                                                  (THOUSANDS OF DOLLARS)
    Net periodic postretirement benefit costs include the
      following components:
      Service cost...........................................  $  399     $  473     $  346
      Interest cost..........................................   1,562      1,472      1,394
      Actual return on plan assets...........................    (286)        --         --
      Net amortization and deferrals.........................   1,061        911        867
                                                               ------     ------     ------
    Net periodic postretirement benefit cost.................  $2,736     $2,856     $2,607
                                                               ======     ======     ======

     The Company makes fixed contributions, based on age and years of service, to retiree spending accounts for the medical and dental costs of employees who retire after 1988. The Company pays up to 100 percent of the medical coverage costs for employees who retired prior to 1989. The medical inflation assumption in the table above applies to the benefit obligations for pre-1989 retirees only. This inflation assumption was estimated at ten percent in 1995 and decreases one percent per year until 1997 and one-half of one percent per year until 2003, at which time the average annual increase is projected to be five percent. A one percent increase in these assumptions would change the accumulated postretirement benefit obligation by approximately $900,000 at December 31, 1995. Future annual benefit costs would increase $130,000.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 10 -- INCOME TAXES

     Income tax expense (benefit) consists of the following (thousands of dollars):

                                                               YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            1995         1994        1993
                                                          --------     --------     -------
    Current:
      Federal...........................................  $ 13,588      $16,481     $ 8,531
      State.............................................     1,985        2,701       1,194
                                                          --------      -------     -------
                                                            15,573       19,182       9,725
                                                          --------      -------     -------
    Deferred:
      Federal...........................................   (13,752)      (4,441)     (2,140)
      State.............................................      (982)        (146)        623
                                                          --------      -------     -------
                                                           (14,734)      (4,587)     (1,517)
                                                          --------      -------     -------
         Total income tax expense.......................  $    839      $14,595     $ 8,208
                                                          ========      =======     =======

     Deferred income tax expense (benefit) consists of the following significant components (thousands of dollars):

                                                               YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1995        1994        1993
                                                           --------     -------     -------
    Deferred federal and state:
      Property-related items.............................  $  4,921     $ 2,441     $   815
      Purchased gas cost adjustments.....................   (16,488)     (5,531)      3,804
      Self insurance.....................................      (885)      1,161        (691)
      All other deferred.................................    (1,414)     (1,782)     (4,596)
                                                           --------     -------     -------
         Total deferred federal and state................   (13,866)     (3,711)       (668)
                                                           --------     -------     -------
    Deferred investment tax credit, net..................      (868)       (876)       (849)
                                                           --------     -------     -------
         Total deferred income tax benefit...............  $(14,734)    $(4,587)    $(1,517)
                                                           ========     =======     =======

     The consolidated effective income tax rate for the period ended December 31, 1995 and the two prior periods differs from the federal statutory income tax rate. The sources of these differences and the effect of each are summarized as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1995       1994      1993
                                                                  -----      ----      ----
    Federal statutory income tax rate...........................   35.0%     35.0%     35.0%
      Net state tax liability...................................    9.0       4.3       6.1
      Property-related items....................................   24.1       2.1       5.2
      Tax credits...............................................  (22.7)     (2.3)     (3.9)
      Tax exempt interest.......................................  (13.8)       --      (0.8)
      Effect of Internal Revenue Service examination............     --        --      (5.2)
      Corporate-owned life insurance............................  (12.5)     (1.4)     (0.2)
      All other differences.....................................    4.9       0.6       1.2
                                                                  -----      ----      ----
    Consolidated effective income tax rate......................   24.0%     38.3%     37.4%
                                                                  =====      ====      ====

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 10 -- INCOME TAXES (CONTINUED)
     Deferred tax assets and liabilities consist of the following (thousands of dollars):

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
Deferred tax assets:
  Deferred income taxes for future amortization of ITC.................  $ 13,256     $ 13,784
  Employee benefits....................................................     5,306        2,813
  Regulatory balancing accounts........................................    12,411           --
  Other................................................................     3,017        6,429
  Valuation allowance..................................................        --           --
                                                                         --------     --------
                                                                           33,990       23,026
                                                                         --------     --------
Deferred tax liabilities:
  Property-related items, including accelerated depreciation...........   101,133       95,026
  Property-related items previously flowed-through.....................    26,467       28,776
  Unamortized ITC......................................................    19,874       20,741
  Regulatory balancing accounts........................................        --        9,048
  Debt-related costs...................................................     4,462        4,941
  Other................................................................     3,858        1,612
                                                                         --------     --------
                                                                          155,794      160,144
                                                                         --------     --------
Net deferred tax liabilities...........................................  $121,804     $137,118
                                                                         ========     ========
  Current..............................................................  $(17,089)    $  6,943
  Noncurrent...........................................................   138,893      130,175
                                                                         --------     --------
Net deferred tax liabilities...........................................  $121,804     $137,118
                                                                         ========     ========

     Prior to 1981, federal income tax expense for the gas segment was reduced to reflect additional depreciation and other deductions claimed for income tax purposes (flow-through method). Subsequently, deferred taxes have been provided for all differences between financial book and taxable income (normalization method) in all jurisdictions. The various utility regulatory authorities have consistently allowed the recovery of previously flowed-through income tax benefits on property related items by means of increased federal income tax expense in determining cost of service for ratemaking purposes.

     For regulatory and financial reporting purposes, the Company has deferred recognition of investment tax credits (ITC) by amortizing the benefit over the depreciable lives of the related properties.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 11 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                     CONSOLIDATED QUARTERLY FINANCIAL DATA

                                                                     QUARTER ENDED
                                                    ------------------------------------------------
                                                    MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                    --------   --------   ------------   -----------
                                                    (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
1995
Operating revenues................................  $203,521   $122,189     $ 91,433      $ 146,359
Operating income (loss)...........................    36,829     (2,873)      (9,215)        33,671
Income (loss) from continuing operations..........    14,449     (9,951)     (13,353)        11,509
Income (loss) from discontinued operations........       196        610          522        (18,864)
Net income (loss).................................    14,645     (9,341)     (12,831)        (7,355)
Net income (loss) applicable to common stock......    14,550     (9,436)     (12,926)        (7,377)
Earnings (loss) per share from continuing
  operations*.....................................      0.67      (0.44)       (0.56)          0.47
Earnings (loss) per share from discontinued
  operations*.....................................      0.01       0.03         0.02          (0.77)
Earnings (loss) per share per common share*.......      0.68      (0.41)       (0.54)         (0.30)

1994
Operating revenues................................  $207,369   $108,407     $ 92,245      $ 191,532
Operating income (loss)...........................    47,519     (4,251)      (8,302)        53,725
Income (loss) from continuing operations..........    21,734    (10,735)     (11,911)        24,436
Income (loss) from discontinued operations........       976        954          746            101
Net income (loss).................................    22,710     (9,781)     (11,165)        24,537
Net income (loss) applicable to common stock......    22,571     (9,919)     (11,303)        24,442
Earnings (loss) per share from continuing
  operations*.....................................      1.03      (0.52)       (0.57)          1.15
Earnings (loss) per share from discontinued
  operations*.....................................      0.04       0.05         0.03             --
Earnings (loss) per share per common share*.......      1.07      (0.47)       (0.54)          1.15

1993
Operating revenues................................  $182,449   $100,306     $ 84,291      $ 172,059
Operating income (loss)...........................    34,454     (1,404)      (8,534)        53,166
Income (loss) from continuing operations..........    14,692     (7,106)     (11,445)        17,610
Income (loss) from discontinued operations........     2,434     (5,966)       4,101          1,086
Net income (loss).................................    17,126    (13,072)      (7,344)        18,696
Net income (loss) applicable to common stock......    16,920    (13,275)      (7,538)        18,558
Earnings (loss) per share from continuing
  operations*.....................................      0.70      (0.35)       (0.57)          0.85
Earnings (loss) per share from discontinued
  operations*.....................................      0.12      (0.29)        0.20           0.05
Earnings (loss) per share per common share*.......      0.82      (0.64)       (0.37)          0.90

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

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 12 -- DISCONTINUED OPERATIONS -- FINANCIAL SERVICES ACTIVITIES

     In January 1996, the Company entered into a definitive agreement to sell PriMerit Bank (the Bank), a wholly owned subsidiary, to Norwest Corporation (Norwest) for approximately $175 million in cash. The intended use of the proceeds will be to reduce outstanding long-term debt. The sale is expected to be finalized in the third quarter of 1996, following receipt of shareholder and various governmental approvals and satisfaction of other customary closing conditions.

     The Company estimates that the disposition of the Bank will result in a net loss of approximately $13 million, which includes a pretax book loss of approximately $3.1 million plus income taxes estimated at $9.9 million. The income tax expense results from the Company's tax basis in the Bank being lower than its book basis. The net loss is reported as loss on disposal of discontinued segment in the 1995 consolidated financial statements.

     Due to the pending sale of the Bank, the results of operations and net assets of the financial services activities have been classified as discontinued operations in the consolidated financial statements of the Company as of December 31, 1995. Comparative consolidated financial statements of the Company presented for previous years have been reclassified to reflect the financial services activities as discontinued operations.

     Income Statement Presentation. The amounts shown as discontinued operations in the Consolidated Statements of Income consist of the income (loss) from the Bank's stand-alone income statements adjusted for corporate carrying costs allocated to the Bank to properly reflect the contribution of the financial services activities to consolidated net income (loss). (See Note 13 of the Notes to Consolidated Financial Statements for the complete stand-alone financial statements of the Bank.) Included in the discontinued operations amount shown in the consolidated income statement for 1995 is an accrual relating to a proposed Savings Association Insurance Fund (SAIF) assessment ($7.2 million after tax) and a reversal of the goodwill impairment recorded by the Bank. The estimated goodwill impairment recorded by the Bank is replaced in the consolidated statements of income with the Company's loss on disposal calculation.

     A reconciliation of the Bank's stand-alone net income to the discontinued operations and contribution to net income (loss) shown in the consolidated statements of income for each of the three years in the period ended December 31, 1995 follows (thousands of dollars):

                                                                     1995      1994      1993
                                                                   --------   -------   -------
Stand-alone net income (loss) of PriMerit Bank...................  $ (3,205)  $ 7,673   $ 6,596
Goodwill impairment recorded by the Bank in 1995 arising from the
  sale to Norwest................................................    11,823        --        --
Allocation of corporate carrying costs, principally interest, net
  of tax.........................................................    (5,961)   (4,896)   (4,941)
SAIF accrual recorded in 1995 for consolidated purposes, net of
  tax............................................................    (7,170)       --        --
                                                                   --------   -------   -------
  Amount reported as discontinued operations.....................    (4,513)    2,777     1,655
Accrual for estimated loss on disposal, net of tax...............   (13,023)       --        --
                                                                   --------   -------   -------
          Discontinued operations contribution to consolidated
            net income (loss)....................................  $(17,536)  $ 2,777   $ 1,655
                                                                   ========   =======   =======

     Balance Sheet Presentation. The amounts shown as net assets of discontinued operations in the Consolidated Balance Sheets represent the Company's ownership of 100 percent of the common equity of the Bank. For years prior to 1995, the Company's investment equaled the stand-alone equity of the Bank (excluding the unrealized gain (loss) relating to securities covered by SFAS No. 115). For 1995, the net assets of discontinued operations equals the estimated realizable value to the Company of the net assets of the Bank. (See the table below for a reconciliation of Bank's equity to the net assets of discontinued operations as

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 12 -- DISCONTINUED OPERATIONS -- FINANCIAL SERVICES ACTIVITIES (CONTINUED)

shown on the consolidated balance sheet of the Company.) An accrual for the anticipated loss on disposal, including taxes, is included in other accrued liabilities in the consolidated balance sheet of the Company.

     A reconciliation of the stand-alone equity of the Bank to the net assets of discontinued operations shown in the consolidated balance sheets as of December 31, 1995 and 1994 follows (thousands of dollars):

                                                               1995       1994
                                                             --------   --------
Stand-alone equity of PriMerit.............................  $173,559   $166,388
Goodwill impairment recorded by the Bank in 1995...........    11,823         --
Eliminate SFAS No. 115 adjustment..........................    (1,409)     9,467
SAIF accrual recorded in 1995 for consolidated purposes,
  net of tax...............................................    (7,170)        --
Other, net of tax..........................................    (1,310)        --
                                                             --------   --------
          Net assets of discontinued operations............  $175,493   $175,855
                                                             ========   ========

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK

                                 PRIMERIT BANK

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (THOUSANDS OF DOLLARS)

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1995           1994
                                                                      ----------     ----------
                                         ASSETS
Cash and due from banks.............................................  $   46,759     $   35,262
Cash equivalents....................................................      72,991         88,660
Debt securities available for sale, at fair value...................     422,421        529,400
Debt securities held to maturity (fair value of $63,675 and
  $99,403)..........................................................      64,254        101,880
Loans receivable held for sale (fair value of $6,032 and $2,135)....       5,855          2,114
Loans receivable, net of allowance for estimated losses of $16,353
  and $17,659.......................................................   1,070,081        936,037
Real estate acquired through foreclosure, net of allowance for
  estimated losses of $267 and $0...................................       3,136          7,631
Real estate held for sale or development, net of allowance for
  estimated losses of $863 and $476.................................         247            771
Premises and equipment, net.........................................      20,282         21,666
FHLB stock, at cost.................................................      11,057         17,277
Income tax benefit..................................................       1,358          4,055
Other assets........................................................       6,622          5,928
Excess of cost over net assets acquired, net of impairment allowance
  of $11,823 and $0.................................................      49,956         65,640
                                                                      ----------     ----------
          Total assets..............................................  $1,775,019     $1,816,321
                                                                      ==========     ==========


                           LIABILITIES AND STOCKHOLDER'S EQUITY
Deposits............................................................  $1,266,071     $1,239,949
Securities sold under agreements to repurchase......................     140,710        281,935
Advances from FHLB..................................................     164,400         99,400
Notes payable.......................................................       7,995          8,135
Deferred income taxes...............................................       2,971             --
Other liabilities and accrued expenses..............................      19,313         20,514
                                                                      ----------     ----------
          Total liabilities.........................................   1,601,460      1,649,933
                                                                      ----------     ----------
Commitments and contingencies
STOCKHOLDER'S EQUITY:
  Common stock, $1.00 par value; authorized -- 100,000 shares;
     issued and outstanding -- 56,629 shares........................          57             57
  Additional paid-in capital........................................     160,442        160,442
  Unrealized gain (loss), net of tax, on debt securities available
     for sale.......................................................       1,409         (9,467)
  Retained earnings.................................................      11,651         15,356
                                                                      ----------     ----------
          Total stockholder's equity................................     173,559        166,388
                                                                      ----------     ----------
          Total liabilities and stockholder's equity................  $1,775,019     $1,816,321
                                                                      ==========     ==========

            See accompanying notes to PriMerit financial statements.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK (CONTINUED)


                                 PRIMERIT BANK

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
Interest income............................................  $132,877     $118,434     $132,325
Interest expense...........................................    73,300       59,790       75,076
                                                             --------     --------     --------
Net interest income........................................    59,577       58,644       57,249
Provision for estimated credit losses......................    (8,149)      (7,230)      (6,212)
                                                             --------     --------     --------
Net interest income after provision for estimated credit
  losses...................................................    51,428       51,414       51,037
                                                             --------     --------     --------
Net loss from real estate operations.......................      (196)        (612)        (910)
                                                             --------     --------     --------
Noninterest income (loss):
  Gain on sale of loans....................................     1,167          598        1,835
  Loss on sale of loans....................................       (77)        (351)         (84)
  Net gain on sale of debt securities......................       970           34        7,973
  Gain (loss) on secondary marketing hedging activities....      (120)         389         (968)
  Loss on sale -- Arizona branches.........................        --           --       (6,262)
  Loan related fees........................................     1,455        1,165        1,025
  Deposit related fees.....................................     7,589        6,788        6,397
  Gain on sale of credit card receivables..................        --        1,689           --
  Other income.............................................       186          319        2,133
                                                             --------     --------     --------
          Total noninterest income.........................    11,170       10,631       12,049
                                                             --------     --------     --------
General and administrative expenses........................    44,395       43,508       48,296
Amortization of excess of cost over net assets acquired....     3,861        3,861        3,984
Impairment of excess of cost over net assets acquired......    11,823           --           --
                                                             --------     --------     --------
Income before income taxes.................................     2,323       14,064        9,896
Income tax expense.........................................     5,528        6,391        6,345
                                                             --------     --------     --------
Net income (loss) before cumulative effect of accounting
  change...................................................    (3,205)       7,673        3,551
Cumulative effect of change in method of accounting for
  income taxes.............................................        --           --        3,045
                                                             --------     --------     --------
Net income (loss)..........................................  $ (3,205)    $  7,673     $  6,596
                                                             ========     ========     ========

            See accompanying notes to PriMerit financial statements.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK (CONTINUED)


                                 PRIMERIT BANK

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                        YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------
                                                                  1995           1994           1993
                                                                ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..........................................   $  (3,205)     $   7,673      $   6,596
  Adjustments to net income (loss) to reconcile to net cash
    provided by operating activities
    Cumulative effect of change in method of accounting for
       income taxes..........................................          --             --         (3,045)
    Depreciation and amortization............................       3,819          3,918          4,511
    Provisions for estimated losses..........................       8,311          7,393          7,222
    Net gains on sales of loans, servicing, and credit card
       receivables...........................................      (1,090)        (1,936)        (1,751)
    Proceeds from sales of trading debt securities...........          --          5,074             --
    Net gains on sales of debt securities....................        (970)           (34)        (7,973)
    Loss (gain) on secondary marketing hedging activities....         120           (389)           968
    Dividends on FHLB stock..................................        (661)          (838)          (594)
    Amortization of deferred fees............................      (3,649)        (4,194)        (3,424)
    Amortization of premiums, discounts and deferred gains...       4,249          2,265          3,291
    Amortization of excess of cost over net assets
       acquired..............................................       3,861          3,861          3,984
    Impairment of excess of cost over net assets acquired....      11,823             --             --
    Loss on sale of Arizona branches.........................          --             --          6,262
    Increase (decrease) in income taxes payable..............        (891)         6,837         (2,013)
    Deferred income tax provision............................         702          1,098         12,478
    (Increase) decrease in other assets......................        (421)          (650)         1,964
    Increase (decrease) in other liabilities.................      (1,177)           565         10,387
                                                                ---------      ---------      ---------
         Net cash provided by operating activities...........      20,821         30,643         38,863
                                                                ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities and principal repayments of debt
       securities............................................     150,990        291,747        293,788
    Purchase of debt securities..............................          --       (296,349)      (113,078)
    Proceeds from sales of debt securities available for
       sale..................................................       3,118             --        360,853
    Proceeds from sales of debt securities held to
       maturity..............................................       4,420             --             --
    Proceeds from sale of FHLB stock.........................       6,951             --            902
    Principal repayments of loans............................     343,218        311,236        330,033
    Loan originations........................................    (524,849)      (466,260)      (516,642)
    Proceeds from sales of loans and loan servicing rights
       and credit card receivables...........................      38,407         46,090         78,353
    Proceeds (payment) for termination of secondary marketing
       hedges................................................        (120)           389           (968)
    Proceeds from sales of real estate held for
       development...........................................       1,035          4,294          1,926
    Expenditures for real estate held for development........        (675)        (1,140)        (3,211)
    Proceeds from sales of real estate acquired through
       foreclosure...........................................       6,145          4,048         22,916
    Proceeds from sale of Arizona assets and services........          --             --          6,718
    Net change to premises and equipment.....................      (2,890)        (3,252)        (1,521)
                                                                ---------      ---------      ---------
    Net cash provided by (used in) investing activities......      25,750       (109,197)       460,069
                                                                ---------      ---------      ---------

            See accompanying notes to PriMerit financial statements.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK (CONTINUED)


                                 PRIMERIT BANK

              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)
                             (THOUSANDS OF DOLLARS)

                                                                      YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------
                                                              1995             1994              1993
                                                           -----------      -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from deposits................................   $ 5,378,949      $ 4,872,023      $  9,933,585
  Sale and assumption of Arizona deposit liabilities....            --               --          (320,902)
  Payments for maturing deposits........................    (5,352,827)      (4,839,926)      (10,026,400)
  Proceeds from securities sold under agreements to
    repurchase..........................................       684,428          281,333         1,499,893
  Repayment of securities sold under agreements to
    repurchase..........................................      (825,653)        (258,439)       (1,617,711)
  Proceeds from other borrowings........................       118,000           31,900            65,000
  Repayment of other borrowings.........................       (53,140)          (3,630)          (45,375)
  Dividends paid to Southwest...........................          (500)              --                --
                                                           -----------      -----------      ------------
         Net cash provided by (used in) financing
           activities...................................       (50,743)          83,261          (511,910)
                                                           -----------      -----------      ------------
Net increase (decrease) in cash and cash equivalents....        (4,172)           4,707           (12,978)
Cash and cash equivalents at the beginning of the
  year..................................................       123,922          119,215           132,193
                                                           -----------      -----------      ------------
Cash and cash equivalents at December 31................   $   119,750      $   123,922      $    119,215
                                                           ===========      ===========      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
  Interest, net of amount capitalized...................   $    23,305      $    14,521      $     18,291
  Income taxes, net.....................................   $     5,717      $    (1,517)     $     (4,103)

            See accompanying notes to PriMerit financial statements.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK (CONTINUED)

  Note A -- Summary of Significant Accounting Policies
  ----------------------------------------------------

  Business

     PriMerit Bank and subsidiaries (the Bank), a wholly owned subsidiary of Southwest Gas Corporation (Southwest or the Company), operates in the thrift industry as a federal savings bank with membership in the Federal Home Loan Bank
(FHLB) system. The Bank's deposit accounts are insured by the Savings Association Insurance Fund, a division of the Federal Deposit Insurance Corporation, up to the maximum permitted by law.

     The Bank is engaged in retail and commercial banking. The Bank's principal business is to attract deposits from the general public and to make loans. The loans may be secured by real estate or other collateral for borrowers to purchase, construct, refinance, or improve such collateral.

     Revenues are derived from interest income on single-family residential loans; debt securities; commercial, construction, and corporate loans; consumer loans, and to a lesser extent, deposit and loan related fees. The Bank occupies facilities at 25 locations in Nevada, of which 17 are located in southern Nevada and 8 are in northern Nevada.

     The Bank follows generally accepted accounting principles (GAAP) as applied to the banking and thrift industries. The application of GAAP requires the use of management estimates which are periodically reviewed. Actual results may differ from those estimates used.

  Sale of Bank/Impairment of Goodwill

     In January 1996, Southwest entered into a definitive agreement to sell the Bank to Norwest Corporation for approximately $175 million in cash, subject to regulatory and stockholder approval. The sale is anticipated to close in the third quarter of 1996. The Bank recorded an $11.8 million impairment loss in 1995 on its excess of cost over net assets acquired (goodwill) originating from Southwest's acquisition of the Bank in 1986. The impairment loss is based upon the difference between the purchase price compared to the Bank's projected equity on the closing date and will be adjusted in future periods for changes in the estimated projected closing equity. The Bank will record no goodwill amortization expense in 1996 as a result of the pending acquisition and related impairment loss.

     The separate stand-alone financial results and disclosures reported for the Bank on a going-concern basis differ from the results and disclosures reported for the Bank as a discontinued operation. See Note 12 of the Notes to Consolidated Financial Statements for reconciliations of Bank stand-alone financial information to the amounts shown as discontinued operations in the consolidated financial statements. In 1996, while Southwest will continue, as required, to disclose the ongoing operating results of the Bank through the close of the proposed transaction, those amounts will not be realized or recognized by Southwest in its consolidated financial statements, consistent with the terms of the sales agreement.

  Sale of Arizona Branch Operations

     In May 1993, the Bank signed a Definitive Agreement with World Savings and Loan Association (World) of Oakland, California, whereby World agreed to acquire the Bank's Arizona branch operations, including all related deposit liabilities of approximately $321 million (Arizona sale). The transaction was approved by the appropriate regulatory authorities and closed in August 1993. During 1993, the Bank recorded a write-off of $5.9 million in goodwill and $367,000 in other net costs related to the Bank's Arizona operations included in Loss on sale -- Arizona branches in the Bank's Statements of Operations.

  Excess of Cost Over Net Assets Acquired

     Excess of cost over net assets acquired (goodwill) arose from Southwest's acquisition of the Bank in 1986 and from the Bank's acquisition of a thrift institution in 1988. The goodwill which arose from the acquisition of a thrift institution in 1988 was written-off in conjunction with the Arizona sale in 1993. Goodwill related to

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK (CONTINUED)

Southwest's acquisition of the Bank in 1986 was being amortized to expense over a 25 year period using the straight-line method prior to the impairment loss described above.

  Principles of Consolidation

     The accompanying financial statements consolidate the accounts of the Bank and all of its subsidiaries. All material intercompany transactions and accounts have been eliminated.

  Principles of Statements of Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one business day. In addition, the Bank considers all debt securities with maturities of three months or less to be cash equivalents. The statements of cash flows present gross cash receipts and disbursements from lending and deposit gathering activities.

  Debt Securities

     On December 31, 1993, the Bank adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The statement requires classification of investments in debt and equity securities into one of three categories: held to maturity, available for sale, or trading. At the time of purchase, the Bank designates a security into one of these three categories.

     Debt securities classified as held to maturity are those which the Bank has the positive intent and ability to hold to maturity. These securities are carried at cost adjusted for the amortization of the related premiums or accretion of the related discounts into interest income using methods approximating the level-yield method or a method based on principal repayments over the actual lives of the underlying loans. The Bank has the ability and it is its policy to hold the debt securities so designated until maturity. The Bank's current accounting policy states that no security with a remaining maturity greater than 25 years may be designated as held to maturity.

     Securities classified as available for sale are those which the Bank intends to hold for an indefinite period and may be sold in response to changes in market interest rates, changes in the security's prepayment risk, the Bank's need for liquidity, changes in the availability and yield of alternative investments, and other asset/liability management needs. Securities classified as available for sale are stated at fair value in the Bank's Statements of Financial Condition. Changes in fair value are reported net of tax as a separate component of stockholder's equity. At December 31, 1995, the Bank recorded a $1.4 million unrealized gain, net of tax, on $422 million of debt securities available for sale. Subsequent gains or losses are recorded into income when these securities are sold.

     Trading securities are those which are bought and held principally for the purpose of selling them in the near term. Trading securities include MBS held for sale in conjunction with mortgage banking activities. Trading securities are measured at fair value with changes in fair value included in earnings. At December 31, 1995 and 1994, no securities were designated as trading securities.

     In November 1995, the Financial Accounting Standards Board (FASB) issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (the Special Report). The Special Report allowed a one-time opportunity, until December 31, 1995, for institutions to reassess the appropriateness of their designations of all securities and transfer debt securities from their held-to-maturity portfolio before calendar year-end 1995, without calling into question their intent to hold other debt securities to maturity in the future. The Bank reassessed its securities designations in light of the Special Report guidance and made no reclassifications.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK (CONTINUED)

  Loans Receivable

     Real estate loans are recorded at cost, net of the undisbursed loan funds, loan discounts, unearned interest, deferred loan fees and provisions for estimated credit losses. Interest on loans receivable is generally credited to income when earned.

     Fees are charged for originating and in some cases, for committing to originate loans. In accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," loan origination and commitment fees, offset by certain direct origination costs, are being deferred, and the net amounts amortized as an adjustment of the related loans' yields over the contractual lives thereof. Unamortized fees are recognized as income upon the sale or payoff of the loan.

     Unearned interest, premiums and discounts on consumer installment, and equity and property improvement loans are amortized to income over the contractual lives of the loans using a method which approximates the level-yield method.

     On January 1, 1995, the Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." SFAS No. 114 requires the measurement of loan impairment to be based on the present value of expected future cash flows discounted at the loan's original effective interest rate or the fair value of the underlying collateral on collateral-dependent loans. SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. The Bank's initial adoption of these statements on January 1, 1995 did not have a material impact on its financial position or results of operations.

  Mortgage Banking Activities

     The Bank's accounting policy designates all fixed-rate interest-sensitive assets with maturities greater than or equal to 25 years (which possess normal qualifying characteristics required for sale) as held for sale or available for sale, along with single-family residential loans originated for specific sales commitments. Fixed-rate interestsensitive assets with maturities less than 25 years, and all adjustable-rate interest-sensitive assets continue to be held for investment unless designated as held for sale or available for sale at the time of origination or purchase.

     Gains and losses on loan and debt security sales are determined using the specific identification method. Gains and losses are recognized to the extent that sales proceeds exceed or are less than the cost basis of the loans and debt securities. Loans sold with servicing retained have included a normal servicing fee to be earned by the Bank as income over the life of the loan. Loans held for sale may be securitized into mortgage-backed securities and designated as trading securities.

     In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." The statement eliminates the previous distinction between purchased and originated mortgage servicing rights. The statement requires an allocation of the cost basis of a mortgage loan between the mortgage servicing rights and the loan when mortgage loans are sold or securitized and the servicing is retained. The Bank adopted SFAS No. 122 effective April 1, 1995. As a result of implementation, pretax earnings increased $344,000 ($224,000, after tax). The amount of mortgage servicing rights capitalized during 1995 was $486,000, including $109,000 in allocated costs for loans subject to definitive sales agreements. Amortization for the year was $33,000.

     The servicing rights are being amortized over their estimated lives using a method approximating a level yield method. The book value of capitalized mortgage servicing rights at December 31, 1995 was $350,000. As all servicing rights capitalized during the year have been on new loan originations and no significant change in

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK (CONTINUED)

interest rates or servicing rights' values have occurred, fair value is estimated to approximate book value at December 31, 1995.

  Real Estate Acquired Through Foreclosure

     Real estate acquired through foreclosure is stated at the lower of cost or fair value less costs to sell. In 1994, real estate acquired through foreclosure included loans foreclosed in-substance, representing loans accounted for as foreclosed property even though actual foreclosure had not occurred. Although the collateral underlying these loans had not been repossessed, the borrower had little or no equity in the collateral at its current estimated fair value. Proceeds for repayment were expected to come only from the operation or sale of the collateral, and it was doubtful the borrower would rebuild equity in the collateral or repay the loan by other means in the foreseeable future. Included in real estate acquired through foreclosure is $2.9 million of loans foreclosed in-substance at December 31, 1994. Upon adoption of SFAS No. 114 in the first quarter of 1995, $2.9 million of in-substance foreclosed assets were reclassified on the Bank's Consolidated Statement of Financial Condition from real estate acquired through foreclosure to loans receivable as SFAS No. 114 eliminated the in-substance designation. No other financial statement impact resulted from the Bank's adoption of SFAS No. 114. Write downs to fair value, disposition gains and losses, and operating income and costs are charged to the allowance for estimated credit losses.

  Allowance for Estimated Credit Losses

     On a routine basis, management evaluates the adequacy of the allowances for estimated losses on loans, investments, and real estate and establishes additions to the allowances through provisions to expense. The Bank utilizes a comprehensive internal asset review system and valuation allowance methodology. Valuation allowances are established for each of the loan and real estate portfolios for estimated losses. A number of factors are taken into account in determining the adequacy of the level of allowances including management's review of the extent of existing risks in the portfolios and of prevailing and anticipated economic conditions, actual loss experience, delinquencies, regular reviews of the quality of the loan, investment, and real estate portfolios and examinations by regulatory authorities.

     Charge-offs are recorded on specific assets when it is determined that the fair or net realizable value of an asset is below the carrying value. When a loan is foreclosed, the asset is written down to fair value less costs to sell based on a current appraisal of the subject property.

     While management uses currently available information to evaluate the adequacy of allowances and to estimate identified losses for charge-off, ultimate losses may vary from current estimates. Adjustments to estimates are charged to earnings in the period in which they become known.

  Premises and Equipment

     Depreciation and amortization of premises and equipment are provided using the straight-line method over the estimated useful lives of the various classes of assets. Maintenance and repairs are charged to expense as incurred. Major expenditures for renewals and betterments are capitalized and depreciated over their estimated useful lives.

  Interest Rate Exchange Agreements

     The derivative financial instruments approved for the Bank to use to hedge its exposure to interest rate risk (IRR) include: interest rate swaps, interest rate caps, interest rate collars, interest rate futures, and put and call options. These instruments are used only to hedge asset and liability portfolios and are not used for

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK (CONTINUED)

speculative purposes. Premiums, discounts, and fees associated with interest rate exchange agreements are amortized to expense on a straight-line basis over the contractual lives of the agreements. The net interest received or paid is reflected in interest expense as a cost of hedging. Gains or losses resulting from the early cancellation of agreements hedging assets and liabilities which remain outstanding are deferred and amortized over the remaining contractual lives. Gains or losses are recognized in the current period if the hedged asset or liability is retired.

  Income Taxes

     The Bank files a consolidated federal income tax return with Southwest. Income taxes for the Bank are provided for on a separate return basis. On January 1, 1993, the Bank adopted SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 supersedes Accounting Principles Board Opinion (APB) No. 11 and SFAS No. 96. The statement utilizes the liability method for recognition and measurement of income taxes and allows recognition of deferred tax assets. SFAS No. 109 generally eliminates on a prospective basis, APB No. 23 exceptions, including the tax bad debt reserve of savings and loan institutions. Under SFAS No. 109, no deferred taxes are provided on bad debt reserves arising prior to December 31, 1987, unless it becomes apparent that those differences will reverse in the foreseeable future. Deferred taxes are provided on bad debt reserves arising after December 31, 1987. The Bank adopted SFAS No. 109 on a prospective basis, with the cumulative effect of this accounting change amounting to a reduction of financial statement tax liability of $3 million in 1993.

  Pension Plan

     It is the policy of the Bank to reflect in the projected benefit obligation all benefit improvements to which the Bank is committed as of the current valuation date. The Bank uses the market value of assets to determine pension expense and amortizes the increases in prior service costs over the expected future service of active participants as of the date such costs are first recognized.

  Reclassifications

     Certain reclassifications have been made to conform the prior years with the current year presentation.

  Note B -- Fair Value of Financial Instruments
  ---------------------------------------------

     Fair value estimates of financial instruments were made at a discrete point in time based on relevant market information and other information about the financial instruments. Because no active market exists for a significant portion of the Bank's financial instruments, fair value estimates were based on judgments regarding current economic conditions, risk characteristics of various financial instruments, prepayment assumptions, future expected loss experience, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be considered as precise. Changes in assumptions could significantly affect the estimates.

     The fair value estimates are disclosed based on existing on- and off-balance sheet financial instruments, without attempting to estimate the value of existing and anticipated future customer relationships and the value of assets and liabilities that were not considered financial instruments. Significant assets and liabilities that were not considered financial assets or liabilities include the Bank's retail branch network; deferred tax assets and liabilities; furniture, fixtures, and equipment; and goodwill.

     The Bank intends to hold a significant portion of its assets and liabilities to their stated maturities. Therefore, the Bank does not intend to realize any significant differences between carrying value and fair value

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK (CONTINUED)

through sale or other disposition. No attempt should be made to adjust stockholder's equity to reflect the following fair value disclosures.

     Fair value estimates, methods, and assumptions are set forth below for the Bank's financial instruments as of December 31 (thousands of dollars):

                                                           1995                      1994
                                                  -----------------------   -----------------------
                                                   CARRYING       FAIR       CARRYING       FAIR
                                                    VALUE        VALUE        VALUE        VALUE
                                                  ----------   ----------   ----------   ----------
ASSETS
  Cash and due from banks.......................  $   46,759   $   46,759   $   35,262   $   35,262
  Cash equivalents..............................      72,991       72,991       88,660       88,660
  Debt securities available for sale............     422,421      422,421      529,400      529,400
  Debt securities held to maturity..............      64,254       63,675      101,880       99,403
  Loans receivable held for sale................       5,855        6,050        2,114        2,135
  Loans receivable, net.........................   1,070,081    1,093,972      936,037      897,723
  Federal Home Loan Bank stock..................      11,057       11,057       17,277       17,277
  Originated mortgage servicing rights..........         350          350           --           --

LIABILITIES
  Deposits......................................   1,266,071    1,267,516    1,239,949    1,238,127
  Securities sold under agreements to
     repurchase.................................     140,710      140,886      281,935      282,155
  Advances from FHLB............................     164,400      171,166       99,400       97,565
  Notes payable.................................       7,995        8,020        8,135        8,174

                                                                1995                  1994
                                                        --------------------   -------------------
                                                                      FAIR                   FAIR
                                                        COMMITMENT    VALUE    COMMITMENT   VALUE
                                                        ----------   -------   ----------   ------
OFF-BALANCE SHEET
  Outstanding commitments to originate loans..........   $ 86,891    $   137    $ 46,387    $ (420)
  Commercial and other letters of credit..............      4,824         25         707         6
  Interest rate swaps.................................     98,200     (4,865)     72,450     2,986
  Loan servicing rights...............................    397,572      4,366     415,097     4,958
  Outstanding firm commitments to sell loans and
     MBS..............................................      7,475        (61)      2,544        (2)
  Outstanding master commitments to sell loans........     10,500         (2)    116,097       (14)
  Outstanding commitments to builders.................         --         --      10,543       (33)

     The fair value of cash and due from banks, cash equivalents, and FHLB stock was estimated as the carrying value. This was based upon the short-term nature of the instruments and in the case of FHLB stock, the book value represents the price at which the FHLB will redeem the stock. The fair value of debt securities held to maturity, debt securities available for sale, and loans receivable held for sale was estimated using direct broker quotes and quoted market prices, with the exception of privately issued debt securities and collateralized mortgage obligation (CMO) residuals. Privately issued debt securities were valued based on the estimated fair value of the underlying loans. CMO residuals were valued using the discounted estimated future cash flows from these investments. The fair value for securities sold under agreements to repurchase and notes payable was estimated by discounting the future cash flows using market and dealer quoted rates available to the Bank for debt with the same remaining maturities and characteristics. The fair value for advances from FHLB was estimated using the quoted cost to prepay the advances.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK (CONTINUED)

     Fair values for loans receivable were estimated for portfolios of loans with similar financial characteristics. Loans were segregated by type, such as commercial, commercial real estate, residential mortgage, installment, and other consumer. Each loan category was further segregated into fixed- and adjustable-rate interest terms. Fair value for single-family residential loans was estimated by discounting the estimated future cash flows from these instruments using quoted market rates and dealer prepayment assumptions. Fair value for commercial mortgage, construction, land, and other commercial loans was derived by discounting the estimated future cash flows from these instruments using the rate that loans with similar maturity and underwriting characteristics would be made on December 31, 1995 or 1994, as applicable. Fair value for consumer loans was estimated using dealer quotes for securities backed by similar collateral. The book value for the allowance for estimated credit losses was used as the fair value estimate for credit losses within the entire loan portfolio. Originated servicing rights capitalized during the year have been on new loan originations. These new loan originations have had no significant adverse changes in interest rates or servicing rights values during the year. Fair value of originated servicing rights is estimated to approximate book value at December 31, 1995.

     The fair value of commitments to originate loans was estimated by calculating a theoretical gain or loss on the sale of funded loans considering the difference between current levels of interest rates and the committed loan rates. Letters of credit were valued based on fees currently charged for similar agreements. The fair value of interest rate swaps was determined by using various dealer quotes. The fair value for loan servicing rights originated prior to 1995 was estimated based upon dealer and market quotes for the incremental price paid for loans sold servicing released, adjusted for the age of the portfolio and the type of loan. Outstanding firm and master commitments to purchase and sell loans and debt securities were valued based on the market and dealer quotes to terminate or fill the commitments.

     The fair value of demand, savings, and money market deposits was estimated at book value as reported in the financial statements since it represents the amount payable on demand. The fair value of fixed maturity deposits was estimated using the rates currently offered by the Bank for deposits with similar remaining maturities. The fair value of deposits does not include an estimate of the long-term relationship value of the Bank's deposit customers or the benefit that results from the low cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market.

  Note C -- Cash Equivalents
  --------------------------

     Cash equivalents are stated at cost, which approximates fair value, and include the following (thousands of dollars):

                                                            DECEMBER 31,
                                                         -------------------
                                                          1995        1994
                                                         -------     -------
    Securities purchased under resale agreements.......  $67,789     $77,657
    Federal funds sold.................................    5,202      11,003
                                                         -------     -------
                                                         $72,991     $88,660
                                                         =======     =======

     Securities purchased under resale agreements of $67.8 million at December 31, 1995 and $77.7 million at December 31, 1994 matured within 12 days and 11 days, respectively, and called for delivery of the same securities. The collateral for these agreements consisted of debt securities which at December 31, 1995 and 1994 were held on the Bank's behalf by its safekeeping agents for various investment bankers. The securities purchased under resale agreements represented 39 percent of the Bank's stockholder's equity at December 31, 1995 and 47 percent at December 31, 1994.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK (CONTINUED)

     The average amount of securities purchased under resale agreements outstanding during the years ended December 31, 1995 and 1994 were $31.5 million and $36.2 million, respectively. The maximum amount of resale agreements outstanding at any month end was $73.2 million during 1995 and $77.7 million during 1994.

  Note D -- Debt Securities Held to Maturity and Debt Securities Available for
            ------------------------------------------------------------------
            Sale
            ----

     Debt securities held to maturity are stated at amortized cost. The yields are computed based upon amortized cost. The amortized cost, estimated fair values, and yields of debt securities held to maturity are as follows (thousands of dollars):

                                                             TOTAL        TOTAL      ESTIMATED
                                               AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                DECEMBER 31, 1995                COST        GAINS        LOSSES       VALUE     YIELD
    -----------------------------------------  ---------   ----------   ----------   ---------   -----
    Corporate issue MBS......................   $ 43,964      $ 68        $  964      $43,068    7.99%
    U.S. Treasury securities.................     20,290       317            --       20,607    7.37%
                                                --------      ----        ------      -------    ----
              Total..........................   $ 64,254      $385        $  964      $63,675    7.79%
                                                ========      ====        ======      =======    ====
    DECEMBER 31, 1994
    -----------------
    Corporate issue MBS......................   $ 60,922      $ 50        $2,292      $58,680    7.25%
    U.S. Treasury securities.................     40,958        --           235       40,723    8.01%
                                                --------      ----        ------      -------    ----
              Total..........................   $101,880      $ 50        $2,527      $99,403    7.55%
                                                ========      ====        ======      =======    ====

     The following schedule of the expected maturity of debt securities held to maturity is based upon dealer prepayment expectations and historical prepayment activity (thousands of dollars):

                                                          EXPECTED/CONTRACTUAL MATURITY
                                             -------------------------------------------------------
                                                        AFTER       AFTER        AFTER
                                                       ONE YEAR   FIVE YEARS   TEN YEARS
                                                         BUT         BUT          BUT
                                             WITHIN     WITHIN      WITHIN      WITHIN       TOTAL
                                               ONE       FIVE        TEN        TWENTY     AMORTIZED
               DECEMBER 31, 1995              YEAR      YEARS       YEARS        YEARS       COST
    ---------------------------------------  -------   --------   ----------   ---------   ---------
    Corporate issue MBS....................  $11,360   $27,853      $4,596        $155      $43,964
    U.S. Treasury securities...............   20,290        --          --          --       20,290
                                             -------   -------      ------        ----      -------
              Total........................  $31,650   $27,853      $4,596        $155      $64,254
                                             =======   =======      ======        ====      =======

     Debt securities available for sale are stated at fair value. The yields are computed based upon amortized cost. The amortized cost, estimated fair values, and yields of debt securities available for sale are as follows (thousands of dollars):

                                                           TOTAL        TOTAL       ESTIMATED
                                             AMORTIZED   UNREALIZED   UNREALIZED      FAIR
               DECEMBER 31, 1995               COST        GAINS        LOSSES        VALUE     YIELD
    ---------------------------------------  ---------   ----------   ----------    ---------   -----
    GNMA -- MBS............................   $  5,615     $  318       $   --       $  5,933   8.27%
    FHLMC -- MBS...........................    234,955      4,417          446        238,926   7.45%
    FNMA -- MBS............................     96,220        602        1,928         94,894   7.07%
    CMO....................................     67,042         28          711         66,359   5.50%
    Corporate issue MBS....................     16,420         22          133         16,309   7.25%
                                              --------     ------       ------       --------   ----
              Total........................   $420,252     $5,387       $3,218       $422,421   7.06%
                                              ========     ======       ======       ========   ====

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK (CONTINUED)

                                                            TOTAL         TOTAL      ESTIMATED
                                               AMORTIZED  UNREALIZED    UNREALIZED     FAIR
               DECEMBER 31, 1994                 COST       GAINS         LOSSES       VALUE    YIELD
    ----------------------------------------   ---------  ----------    ----------   ---------  -----
    GNMA -- MBS.............................   $  6,564     $   70       $   237     $  6,397   8.29%
    FHLMC -- MBS............................    307,082        745         6,931      300,896   6.64%
    FNMA -- MBS.............................    112,892        154         3,938      109,108   7.11%
    CMO.....................................     92,097        928         4,645       88,380   5.92%
    Corporate issue MBS.....................     20,225         11           719       19,517   7.24%
    Obligations of U.S. Government
      corporations and agencies.............      5,105         --             3        5,102   5.83%
                                               --------     ------       -------     --------   ----
              Total.........................   $543,965     $1,908       $16,473     $529,400   6.65%
                                               ========     ======       =======     ========   ====

     The following schedule reflects the expected maturity of MBS and CMO and the contractual maturity of all other debt securities available for sale. The expected maturity of MBS and CMO are based upon dealer prepayment expectations and historical prepayment activity, and can change based upon a number of factors, including the level of market interest rates (thousands of dollars).

                                                    EXPECTED/CONTRACTUAL MATURITY
                                  -----------------------------------------------------------------
                                                AFTER         AFTER          AFTER
                                               ONE YEAR     FIVE YEARS     TEN YEARS
                                                 BUT           BUT            BUT
                                   WITHIN       WITHIN        WITHIN        WITHIN         TOTAL
                                    ONE          FIVE          TEN          TWENTY       ESTIMATED
         DECEMBER 31, 1995          YEAR        YEARS         YEARS          YEARS       FAIR VALUE
    ----------------------------  --------     --------     ----------     ---------     ----------
    GNMA--MBS...................  $  1,375     $  3,780      $   778        $    --       $  5,933
    FHLMC--MBS..................    60,947      148,188       25,625          4,166        238,926
    FNMA--MBS...................    14,808       46,644       22,346         11,096         94,894
    CMO.........................    24,400       41,661          298             --         66,359
    Corporate issue MBS.........     3,027       10,855        1,661            766         16,309
                                  --------     --------      -------        -------       --------
              Total.............  $104,557     $251,128      $50,708        $16,028       $422,421
                                  ========     ========      =======        =======       ========

     Proceeds, gains, and losses from the sales of debt securities are summarized as follows (thousands of dollars):

                               1995 SALES                       1994 SALES                        1993 SALES
                      -----------------------------    -----------------------------    ------------------------------
                      PROCEEDS    GAINS    (LOSSES)    PROCEEDS    GAINS    (LOSSES)    PROCEEDS    GAINS     (LOSSES)
                      --------    -----    --------    --------    -----    --------    --------    ------    --------
Held to maturity....   $4,420     $ --       $ --       $   --      $--       $ --      $     --    $   --      $  --
Available for
  sale..............    3,118      970         --           --       --         --       360,853     8,317       (344)
Trading.............       --       --         --        5,074       56        (22)           --        --         --
                       ------     ----       ----       ------      ---       ----      --------    ------      -----
Total...............   $7,538     $970       $ --       $5,074      $56       $(22)     $360,853    $8,317      $(344)
                       ======     ====       ====       ======      ===       ====      ========    ======      =====

     In 1991, the Bank purchased $10 million of adjustable-rate MBS issued by the Resolution Trust Corporation. The securities were rated AA by Standard & Poor's (S&P) and Aa2 by Moody's on the dates of issuance and purchase. When the Bank implemented SFAS No. 115 on December 31, 1993, these securities were designated as held to maturity. The securities were still rated AA and Aa2 at that time. The loans underlying the securities were affected by high delinquency and foreclosure rates, and higher than anticipated losses on the ultimate disposition of real estate acquired through foreclosure. This resulted in rating agency downgrades of the securities beginning in July 1994, and substantial deterioration in the amount of the loss absorption capacity provided by credit enhancement features. At December 31, 1994, the securities were performing according to their contractual terms, and all realized losses from the disposition of foreclosed real

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK (CONTINUED)

estate were being absorbed by credit enhancement features of the securities. In April 1995, S&P and Moody's lowered their ratings on the securities to the below investment grade ratings of BB and Ba3, respectively. As a result of this deterioration, the Bank determined that the securities should be considered "other than temporarily" impaired under the provisions of SFAS No. 115. A pretax loss of $1.9 million was recorded as a credit-related charge-off through the valuation allowance for debt securities in the second quarter. In June 1995, the Bank sold these securities. No additional loss was recorded at the time of sale.

     Also during the second quarter of 1995, the Bank sold a $1.5 million security from its available for sale portfolio at a loss of $181,000. The security was a privately issued MBS whose credit rating was downgraded by Moody's to Baa3 in April 1995. As a result of the downgrade, the Bank sold the security and recorded the loss as a credit related charge-off to the general valuation allowance for debt securities.

     In 1993, the Bank sold $334 million of MBS to effect the sale of Arizona-based deposit liabilities to World and to maintain the Bank's IRR position. The sale of the securities resulted in a gain of $7.4 million ($4.9 million after tax) included in gain on sale of debt securities in the Statements of Operations for 1993.

  Note E -- Loans Receivable and Loans Receivable Held for Sale
  -------------------------------------------------------------

     Loans receivable held for investment, recorded at amortized cost, are summarized as follows (thousands of dollars):

                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                   1995             1994
                                                                ----------       ----------
    Loans collateralized by real estate:
      Conventional single-family residential..................  $  529,076       $  489,649
      FHA and VA insured single-family residential............      40,939           33,823
      Commercial mortgage.....................................     178,507          178,076
      Construction and land...................................     137,728           90,992
                                                                ----------       ----------
                                                                   886,250          792,540
    Commercial secured........................................      57,647           40,349
    Commercial unsecured......................................       4,678            2,317
    Consumer installment:
      Automobile..............................................      59,540           43,279
      Recreational vehicle, marine, and mobile home...........      98,186           76,181
    Consumer unsecured........................................       7,128            6,570
    Equity and property improvement...........................      29,216           26,054
    Deposit accounts..........................................       2,392            2,659
                                                                ----------       ----------
                                                                 1,145,037          989,949
                                                                ----------       ----------
    Undisbursed proceeds......................................     (68,646)         (41,702)
    Allowance for estimated credit losses.....................     (16,353)         (17,659)
    Premiums..................................................       9,314            5,969
    Deferred fees.............................................      (5,362)          (4,999)
    Accrued interest..........................................       6,091            4,479
                                                                ----------       ----------
                                                                   (74,956)         (53,912)
                                                                ----------       ----------
    Loans receivable held for investment......................  $1,070,081       $  936,037
                                                                ==========       ==========

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK (CONTINUED)

     Loans receivable held for sale are stated at the lower of aggregate cost or market and are summarized as follows:

     Loans collateralized by single-family residential real estate (thousands of dollars):

                                                    DECEMBER 31,
                                                  ----------------
                                                   1995      1994
                                                  ------    ------
    Conventional................................  $2,071    $  508
    FHA and VA insured..........................   3,079     1,606
                                                  ------    ------
                                                   5,150     2,114
    Small Business Administration (SBA).........     705        --
                                                  ------    ------
    Loans receivable held for sale..............  $5,855    $2,114
                                                  ======    ======

     Additional loan information (thousands of dollars):

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
    Average portfolio yield at end of year.........................      8.34%        8.11%
    Principal balance of loans serviced for others (including
      $58,424 and $67,871 of loans serviced for MBS owned by the
      Bank)........................................................  $430,100     $415,097
    Adjustable-rate real estate loans..............................  $316,393     $286,868
    Outstanding commitments to originate loans.....................  $ 86,891     $ 46,387
    Unused lines of credit.........................................  $ 68,176     $ 57,180
    Standby letters of credit......................................  $  4,824     $    707
    Outstanding commitments to builders............................  $     --     $ 10,543

     Many of the Bank's adjustable-rate loans contain limitations as to both the amount the interest rate can change at each repricing date (periodic caps) and the maximum rate the loan can be repriced to over the lifetime of the loan (lifetime caps). At December 31, 1995, periodic caps in the adjustable loan portfolio ranged from 25 basis points to 500 basis points. Lifetime caps ranged from 9.75 to 22 percent.

     Outstanding commitments to originate loans represent agreements to originate real estate secured loans to customers at specified rates of interest. Commitments generally expire in 30 to 60 days and may require payment of a fee. Some of the commitments are expected to expire without being drawn upon, therefore the total commitments do not necessarily represent future cash requirements.

     The Bank has designated portions of its portfolio of residential real estate loans and SBA loans as held for sale. These loans are carried at the lower of aggregate cost, market, or sales commitment price. In January 1994, the Bank sold its credit card portfolio held for sale and recorded a gain of approximately $1.7 million ($1.1 million net of charge-offs).

     At December 31, 1995, 32 percent or $18.5 million of the Bank's outstanding commercial secured loan portfolio consisted of loans to borrowers in the gaming industry, with additional unfunded commitments of $9.9 million. These loans are generally secured by real estate, machinery, and equipment. The Bank's portfolio of loans, collateralized by real estate, consists principally of real estate located in Nevada, California, and Arizona. Collectibility is, therefore, somewhat dependent on the economies and real estate values of these areas and industries.

     The Bank's loan approval process is intended to assess both: (i) the borrower's ability to repay the loan by determining whether the borrower meets the Bank's established underwriting criteria, and (ii) the adequacy of the proposed security by determining whether the appraised value of the security property is sufficient for the proposed loan.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK (CONTINUED)

     It is the general policy of the Bank not to make single-family residential loans when the loan-to-value ratio exceeds 80 percent unless the loans are insured by private mortgage insurance, FHA insurance or VA guarantee. Residential tract construction loans are generally underwritten with a stabilized loan-to-value ratio of less than 85 percent, while commercial income property loans are generally underwritten with a ratio less than or equal to 75 percent.

     Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is in doubt, in which case payments received are recorded as reductions of principal. Interest income recognized on impaired loans during the year ended December 31, 1995 consisted of $2.8 million using an accrual basis of accounting and $21,000 using a cash basis of accounting. The average balance outstanding of impaired loans for the year ended December 31, 1995 was $23.9 million, while at December 31, 1995, the outstanding impaired loan balance was $25.3 million.

     Premiums on loans primarily represent premiums paid to dealers for originating consumer installment loans for the Bank. Prepayments of the loans can adversely affect the yield of the installment portfolio should the unearned premium be uncollectible from the dealer due to the contractual terms of the dealer agreement or the credit worthiness of the dealer.

  Note F -- Allowances for Estimated Credit Losses
  ------------------------------------------------

     Activity in the allowances for losses on loan, debt securities, and real estate is summarized as follows (thousands of dollars):

                                                                            INVESTMENTS
                                                               LOANS          IN REAL
                                                             RECEIVABLE       ESTATE         TOTAL
                                                             ----------     -----------     --------
Balance at 12/31/92........................................    $17,228        $ 1,463       $ 18,691
  Provisions for estimated losses..........................      6,212          1,010          7,222
  Charge-offs..............................................     (9,812)        (1,538)       (11,350)
  Recoveries...............................................      2,623             --          2,623
                                                               -------        -------       --------
Balance at 12/31/93........................................     16,251            935         17,186
  Provisions for estimated losses..........................      7,230            163          7,393
  Charge-offs..............................................     (7,887)        (1,412)        (9,299)
  Recoveries...............................................      2,065            790          2,855
                                                               -------        -------       --------
Balance 12/31/94...........................................    $17,659        $   476       $ 18,135
                                                               =======        =======       ========

                                                   LOANS RECEIVABLE
                                                  ------------------   FORECLOSED   INVESTMENTS
                                         DEBT      IMPAIRED   OTHER       REAL        IN REAL
                                      SECURITIES    LOANS     LOANS      ESTATE       ESTATE         TOTAL
                                      ----------   --------  -------   ----------   -----------     --------
Balance at 12/31/94*...............    $    --     $ 3,038   $14,621      $  --        $ 476        $ 18,135
  Provisions for estimated
     losses........................      2,077       2,908     2,838        326          162           8,311
  Charge-offs......................     (2,077)     (2,908)   (5,716)      (395)        (139)        (11,235)
  Recoveries.......................         --          35     1,537        336          364           2,272
                                       -------     -------   -------      -----        -----        --------
Balance at 12/31/95................    $    --     $ 3,073   $13,280      $ 267        $ 863        $ 17,483
                                       =======     =======   =======      =====        =====        ========

---------------
* Allowance for estimated loss balances for impaired and other loans at December 31, 1994 have been reclassified to reflect adoption of SFAS No. 114.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK (CONTINUED)

     Included in the "other loans" category are charge-offs, net of recoveries, of $585,000 for single-family residential loans and $3.3 million for consumer loans. These are considered homogeneous pools of loans that are excluded from the definition of impaired loans for evaluation under SFAS No. 114.

     The Bank establishes allowances for estimated credit losses by portfolio through charges to expense. On a regular basis, management reviews the level of allowances which have been provided against the portfolios. Adjustments are made thereto in light of the level and trends of problem loans, portfolio growth, and current economic conditions.

     Write-downs to fair value, disposition gains and losses, and operating income and costs affiliated with real estate acquired through foreclosure are charged to the allowance for estimated credit losses.

  Note G -- Premises and Equipment
  --------------------------------

     Premises and equipment are summarized as follows (thousands of dollars):

                                                               DECEMBER 31,
                                                            -------------------
                                                             1995        1994
                                                            -------     -------
    Land..................................................  $ 3,435     $ 4,066
    Buildings and leasehold improvements..................   19,130      18,381
    Furniture, fixtures, and equipment....................   28,899      26,970
                                                            -------     -------
                                                             51,464      49,417
    Less: Accumulated depreciation and amortization.......   31,182      27,751
                                                            -------     -------
      Premises and equipment, net.........................  $20,282     $21,666
                                                            =======     =======

     The Bank leases certain of its facilities under noncancelable operating lease agreements. The more significant of these leases have terms expiring between 1996 and 2029 and provide for renewals subject to certain escalation clauses. The following is a schedule of net future minimum rental payments under various operating lease agreements that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1995 (thousands of dollars):

                                              TOTAL MINIMUM        TOTAL MINIMUM        NET MINIMUM
                                             LEASE PAYMENTS      SUBLEASE RECEIPTS     LEASE PAYMENTS
                                             ---------------     -----------------     --------------
    Year Ending December 31:
           1996............................      $ 5,632              $ 2,739              $ 2,893
           1997............................        5,558                2,240                3,318
           1998............................        5,128                1,824                3,304
           1999............................        4,468                1,516                2,952
           2000............................        4,293                  961                3,332
         Thereafter........................       45,513                1,300               44,213
                                                 -------              -------              -------
                                                 $70,592              $10,580              $60,012
                                                 =======              =======              =======

Net rental expense was approximately $2.5 million in 1995, $2.7 million in 1994, and $3.1 million in 1993.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK (CONTINUED)

  Note H -- Deposits
  ------------------

     Deposits are summarized as follows (thousands of dollars):

                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                     1995           1994
                                                                  ----------     ----------
    Interest-bearing demand and money market deposits...........  $  322,847     $  313,949
    Noninterest-bearing demand deposits.........................      98,923         69,294
    Savings deposits............................................      67,641         78,876
                                                                  ----------     ----------
              Total transaction accounts........................     489,411        462,119
                                                                  ----------     ----------
    Certificates of deposit:
       $100,000.................................................     605,321        608,872
       $100,000.................................................     171,339        168,958
                                                                  ----------     ----------
    Total certificates of deposit...............................     776,660        777,830
                                                                  ----------     ----------
                                                                  $1,266,071     $1,239,949
                                                                  ==========     ==========
    Average annual interest rate at end of year.................        4.19%          3.97%
                                                                  ==========     ==========

     The above balance includes $5.9 million deposited by the State of Nevada that is collateralized by single-family residential loans and debt securities with a fair value of approximately $6.3 million at December 31, 1995. There were no brokered deposits at December 31, 1995 and 1994.

     Interest expense on deposits for the years ended December 31, is summarized as follows (thousands of dollars):

                                                             1995        1994        1993
                                                            -------     -------     -------
    Interest-bearing demand and money market deposits.....  $10,327     $ 8,740     $ 8,578
    Savings deposits......................................    1,718       2,135       2,364
    Certificates of deposit...............................   39,893      33,241      46,701
                                                            -------     -------     -------
              Total interest expense on deposits..........  $51,938     $44,116     $57,643
                                                            =======     =======     =======

     Certificates of deposit maturity schedule (thousands of dollars):

                                        CERTIFICATES MATURING ON OR PRIOR TO DECEMBER 31,
                                ------------------------------------------------------------------
      INTEREST RATE CATEGORY      1996        1997       1998       1999       2000     THEREAFTER
    --------------------------  --------    --------    -------    -------    -------   ----------
    2.99% and lower...........  $  8,199    $     36    $    12    $    12    $    15     $     6
    3.00% to 3.99%............    10,194           7         --         --         --          --
    4.00% to 4.99%............   279,124       8,831      1,795         24         --          92
    5.00% to 5.99%............   212,653      47,565     22,667     10,232     10,843       7,483
    6.00% to 6.99%............     7,338      41,076      5,561     20,807     12,316      12,442
    7.00% to 7.99%............    35,013       5,714         15     15,350        369         212
    8.00% to 8.99%............        74          --         --         --        148          --
    9.00% and over............        --          36        399         --         --          --
                                --------    --------    -------    -------    -------     -------
                                $552,595    $103,265    $30,449    $46,425    $23,691     $20,235
                                ========    ========    =======    =======    =======     =======

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK (CONTINUED)

  Note I -- Securities Sold Under Agreements to Repurchase
  --------------------------------------------------------

     The Bank sells securities under agreements to repurchase (reverse repurchase agreements). Reverse repurchase agreements are treated as borrowings and are reflected as liabilities in the Bank's Statements of Financial Condition. Reverse repurchase agreements are summarized as follows (thousands of dollars):

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
    Balance at year end............................................  $140,710     $281,935
    Accrued interest payable at year end...........................     1,417        3,335
    Daily average amount outstanding during year...................   175,618      222,620
    Maximum amount outstanding at any month end....................   282,374      281,935
    Weighted average interest rate during the year.................      6.20%        4.95%
    Weighted average interest rate on year-end balances............      6.10%        6.37%

     All agreements are collateralized by MBS and U.S. Treasury notes and require the Bank to repurchase identical securities as those which were sold. The securities collateralizing the agreements are reflected as assets with a carrying value of $473,000 less than the borrowing amount and a weighted average maturity of 1.34 years. Agreements were transacted with the following dealers:
Morgan Stanley & Co., Inc.; Lehman Brothers; and Bear Stearns. Reverse repurchase agreements are collateralized as follows (thousands of dollars):

                                                                 DECEMBER 31,
                                                 --------------------------------------------
                                                         1995                    1994
                                                 --------------------    --------------------
                                                   BOOK        FAIR        BOOK        FAIR
                                                  VALUE       VALUE       VALUE       VALUE
                                                 --------    --------    --------    --------
    MBS........................................  $120,181    $120,181    $258,477    $258,477
    U.S. Treasury notes........................    20,056      20,373      40,428      40,191
                                                 --------    --------    --------    --------
                                                 $140,237    $140,554    $298,905    $298,668
                                                 ========    ========    ========    ========

     At December 31, 1995, borrowings of $37.1 million were outstanding in accordance with a long-term agreement executed with one dealer. The agreement, which allows for a maximum borrowing of $300 million with no minimum, matures in July 2000. The interest rate on the borrowings is adjusted monthly based upon a spread over or under the one month London Interbank Offering Rate (LIBOR), dependent upon the underlying collateral.

     The Bank is also party to a separate flexible reverse repurchase agreement (flex repo) totaling $4.4 million with an average rate of 8.86 percent at December 31, 1995. A flex repo represents a long-term fixed-rate contract to borrow funds through a primary dealer, collateralized by MBS with a flexible repayment schedule. The principal balance of the Bank's flex repo agreement is expected to mature in July 1996.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK (CONTINUED)

  Note J -- Borrowings
  --------------------

     Borrowings are summarized as follows (thousands of dollars):

                                                  DECEMBER 31,
                                              ---------------------
                                                1995         1994
                                              --------     --------
    Advances from FHLB......................  $164,400     $ 99,400
    Notes payable...........................     7,995        8,135
                                              --------     --------
                                              $172,395     $107,535
                                              ========     ========

     Borrowings coupon interest rates are as follows:

                                                                1995              1994
                                                            -------------     -------------
    Advances from FHLB....................................  4.40% - 8.23%     4.30% - 8.23%
    Notes payable.........................................          8.50%     8.20% - 8.50%

     Principal payments on borrowings at December 31, 1995 are due as follows (thousands of dollars):

                                                                         ADVANCES
                                                         INTEREST          FROM        NOTES
                                                           RATE            FHLB       PAYABLE
                                                       -------------     --------     -------
    12 months........................................  4.40% - 8.50%     $ 35,000      $7,995
    24 months........................................  5.92% - 8.23%       26,000          --
    36 months........................................  5.01% - 5.89%       25,000          --
    48 months........................................          8.23%       25,000          --
    60 months........................................  7.38% - 7.52%       50,000          --
    72 months........................................          7.52%        3,400          --
                                                                         --------      ------
                                                                         $164,400      $7,995
                                                                         --------      ------
    Weighted average effective interest rate.........                        6.68%       7.80%
                                                                         ========      ======

     Borrowings are collateralized as follows (thousands of dollars):

                                                    DECEMBER 31,
                                                ---------------------
                                                  1995         1994
                                                --------     --------
    MBS.......................................  $ 14,002     $ 13,971
    Real estate loans.........................   382,407      171,673
                                                --------     --------
                                                $396,409     $185,644
                                                ========     ========

     In 1994, the FHLB established a financing availability for the Bank which currently totals 25 percent of the Bank's assets with terms up to 360 months. All borrowings from the FHLB must be collateralized by mortgages or securities.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK (CONTINUED)

  Note K -- Income Taxes
  ----------------------

     The Bank utilizes the accrual basis of accounting for tax purposes. Under the Internal Revenue Code, the Bank is allowed a special bad debt deduction (unrelated to the amount of losses charged to earnings) based on a percentage of taxable income (currently eight percent). Under SFAS No. 109, no deferred taxes are provided on tax bad debt reserves arising prior to December 31, 1987, unless it becomes apparent that these differences will reverse in the foreseeable future. At December 31, 1995, the tax bad debt reserves not expected to reverse are $16.9 million, resulting in a retained earnings benefit of $5.9 million.

     Income tax expense (benefit) consists of the following (thousands of dollars):

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1995       1994       1993
                                                              ------     ------     -------
    Current
      Federal...............................................  $4,818     $5,276     $(6,051)
      State.................................................       8         17         (82)
                                                              ------     ------     -------
                                                               4,826      5,293      (6,133)
                                                              ------     ------     -------
    Deferred
      Federal...............................................     702        997      12,632
      State.................................................      --        101         210
      Tax rate change.......................................      --         --        (364)
                                                              ------     ------     -------
                                                                 702      1,098      12,478
                                                              ------     ------     -------
              Total income tax expense......................  $5,528     $6,391     $ 6,345
                                                              ======     ======     =======

     The components of the net deferred income tax expense resulting from timing differences in the recognition of revenue and expense for financial reporting purposes in different accounting periods than for income tax purposes are as follows (thousands of dollars):

                                                                YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                              1995        1994       1993
                                                             -------     ------     -------
    Deferred loan fees/costs...............................  $   603     $1,068     $  (186)
    Installment sales revenue..............................     (177)      (503)       (288)
    Provisions for credit losses...........................   (1,203)       (31)       (934)
    Book versus tax real estate income.....................    1,393        376      12,846
    Book versus tax depreciation...........................     (444)      (420)       (263)
    CMO residuals -- principal amortization................      350        473         827
    Delinquent interest....................................      592        (92)        611
    FHLB stock dividends...................................     (558)       251          54
    Other deferred income..................................      111         18         169
    Other expense and loss provisions not deductible until
      paid.................................................       35        (42)          6
    Tax rate change........................................       --         --        (364)
                                                             -------     ------     -------
              Deferred income tax expense..................  $   702     $1,098     $12,478
                                                             =======     ======     =======

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK (CONTINUED)

     The income tax benefit (payable) reported on the Bank's Statements of Financial Condition include the following asset (liability) components (thousands of dollars):

                                                         DECEMBER 31,
                                                      ------------------
                                                       1995        1994
                                                      -------     ------
    Current:
      Federal.......................................  $ 1,352     $  452
      State.........................................        6         16
                                                      -------     ------
                                                        1,358        468
                                                      -------     ------
    Deferred:
      Federal.......................................   (2,965)     3,587
      State.........................................       (6)        --
                                                      -------     ------
                                                       (2,971)     3,587
                                                      -------     ------
         Income tax benefit (payable)...............  $(1,613)    $4,055
                                                      =======     ======

     At December 31, the net deferred tax asset (liability) is comprised of the following items (thousands of dollars):

                                                                       1995         1994
                                                                     --------     --------
    Deferred tax assets:
      Allowance for estimated credit losses........................  $  5,834     $  6,198
      Debt securities available for sale (SFAS No. 115)............        --        5,098
      Real estate held for sale....................................     4,240        5,267
      Delinquent interest..........................................       445        1,038
      Compensation/pension.........................................       549          483
      CMO residuals................................................        --          351
      Other........................................................        44          260
                                                                     --------     --------
              Total deferred tax assets............................    11,112       18,695
                                                                     --------     --------
    Deferred tax liabilities:
      Tax bad debt reserve.........................................    (1,215)      (2,887)
      Debt securities available for sale (SFAS No. 115)............      (759)          --
      Loan fees/costs..............................................    (5,951)      (5,188)
      Installment sales............................................    (1,263)      (1,441)
      Depreciation.................................................      (419)      (1,063)
      FHLB stock...................................................    (1,528)      (2,087)
      Other........................................................    (2,948)      (2,442)
                                                                     --------     --------
              Total deferred tax liabilities.......................   (14,083)     (15,108)
                                                                     --------     --------
                Total net deferred tax assets (liabilities)........  $ (2,971)    $  3,587
                                                                     ========     ========

     No valuation allowance has been recorded for deferred tax assets as all assets are expected to be realized through the terms of the tax sharing agreement with the Company.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK (CONTINUED)

     The effective tax rates in 1995, 1994, and 1993 differ from the federal statutory tax rate of 35 percent. The sources of these differences and the effect of each are summarized as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                                    1995      1994     1993
                                                                    -----     ----     ----
    Computed "expected" tax provision.............................   35.0%    35.0%    35.0%
    Increase (reduction) in taxes resulting from:
      Bad debt deduction..........................................  (34.7)%     --       --
      Goodwill amortization, impairment, and write-offs...........  236.3%     9.6%    34.9%
      Tax rate change.............................................     --       --     (3.7)%
      Other.......................................................    1.4%     0.8%    (2.1)%
                                                                    -----     ----     ----
         Effective tax rate.......................................  238.0%    45.4%    64.1%
                                                                    =====     ====     ====

     The provisions for income taxes related to the gain on sale of loans and debt securities were $721,000 in 1995, $98,000 in 1994, and $3.4 million in 1993.

  Note L -- Regulatory Matters
  ----------------------------

  Regulatory Capital

     The Bank is subject to various capital adequacy requirements under a uniform framework administered by the Federal banking agencies. Specific capital guidelines require the Bank to maintain minimum amounts and ratios as set forth below.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required the federal banking agencies to adopt regulations implementing a system of progressive constraints as capital levels decline at banks and savings institutions. The federal banking agencies have enacted uniform "prompt corrective action" rules which classify banks and savings institutions into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized." Banks become subject to prompt corrective action when their ratios fall below the "adequately capitalized" status. A reconciliation of stockholder's equity, as shown in the Bank's Statements of Financial Condition, to the FDICIA capital standards and the Bank's resulting ratios are set forth in the table below (thousands of dollars):

                                                DECEMBER 31, 1995                            DECEMBER 31, 1994
                                     ----------------------------------------     ----------------------------------------
                                       TOTAL          TIER 1         TIER 1         TOTAL          TIER 1         TIER 1
                                     RISK-BASED     RISK-BASED      LEVERAGE      RISK-BASED     RISK-BASED      LEVERAGE
                                     ----------     ----------     ----------     ----------     ----------     ----------
Stockholder's equity...............   $173,559       $173,559      $  173,559      $166,388       $166,388      $  166,388
Capital adjustments:
  Nonsupervisory goodwill..........    (38,287)       (38,287)        (38,287)      (40,376)       (40,376)        (40,376)
  Supervisory goodwill.............    (23,492)       (23,492)        (23,492)      (18,661)       (18,661)        (18,661)
  Goodwill impairment allowance....     11,823         11,823          11,823            --             --              --
  Real estate investment and
    mortgage servicing rights......     (1,283)          (367)           (367)       (1,325)          (194)           (194)
  Unrealized loss (gain), net of
    tax on debt securities
    available for sale.............     (1,409)        (1,409)         (1,409)        9,467          9,467           9,467
  General loan loss reserves.......     12,542             --              --        11,512             --              --
                                      --------       --------      ----------      --------       --------      ----------
Regulatory capital.................   $133,453       $121,827      $  121,827      $127,005       $116,624      $  116,624
                                      ========       ========      ==========      ========       ========      ==========
Regulatory capital ratio...........      13.35%         12.19%           7.07%        13.88%         12.75%           6.62%
Adequately capitalized required
  ratio............................       8.00%          4.00%           4.00%         8.00%          4.00%           4.00%
                                      --------       --------      ----------      --------       --------      ----------
Excess.............................       5.35%          8.19%           3.07%         5.88%          8.75%           2.62%
                                      ========       ========      ==========      ========       ========      ==========
Asset base.........................   $999,560       $999,560      $1,724,306      $914,812       $914,812      $1,760,801
                                      ========       ========      ==========      ========       ========      ==========

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK (CONTINUED)
------------------------------------

     As of December 31, 1995 and 1994, PriMerit Bank exceeded the adequately capitalized ratios and was categorized as "well capitalized."

     The decline in the Bank's risk-based capital ratios over prior year-end is principally the result of the change in the amount of allowable supervisory goodwill includable in capital and an increase in the risk-weighted asset base caused by a higher level of real estate and commercial loans replacing mortgage-backed securities, partially offset by year-to-date net income, excluding goodwill amortization and impairment, of $12.5 million. At December 31, 1995, under fully phased-in capital rules applicable to the Bank at July 1, 1996, the Bank would have exceeded the "adequately capitalized" fully phased-in, total risk-based, tier 1 risk-based, and tier 1 leverage ratios by $53.2 million, $81.6 million, and $52.6 million, respectively.

     The Office of Thrift Supervision (OTS) regulation requiring institutions with IRR exposure classified as "above normal" to reduce their risk-based capital has been indefinitely delayed. As measured by both the Bank's model and the OTS model, the Bank has a "normal" classification of interest rate risk as defined in the delayed regulation. Had the regulation been implemented, no capital deduction would have been required during any period presented.

  Other Regulatory and Contractual Matters

     The Company, at the time that it acquired the Bank, stipulated in an agreement with the Federal Home Loan Bank Board (predecessor to the OTS) that it would assist the Bank in maintaining levels of regulatory capital required by the regulations in effect at the time or as they were amended thereafter and limited dividends from the Bank to specified amounts, so long as it controlled the Bank. In July 1995, upon the request of the Company, the OTS terminated these stipulations, such that capital distributions by the Bank and capitalization of the Bank are now governed by the laws and regulations governing all other thrifts. During 1995, the Bank paid the Company $500,000 in cash dividends.

     Under the terms of the definitive sale agreement with Norwest, the Bank is limited in the amount of dividends payable to the Company through the closing date of the sale of $375,000 per quarter through June 30, 1996 and up to $3.5 million in the third quarter of 1996, dependant upon the timing of the closing date of the sale.

     The deposit accounts of savings associations, including those of PriMerit, are insured to the maximum extent permitted by law by the FDIC through the SAIF. The deposit accounts of commercial banks are separately insured by the FDIC through the bank insurance fund (BIF). Commercial banks and savings associations are separately assessed annual deposit insurance premiums. For savings associations, the deposit premiums range from 23 to 31 cents per $100 of deposits and, under current requirements, will remain at that level until the SAIF is capitalized at 1.25 percent of insured deposits. The SAIF is not expected to reach this level of capitalization for several years. Under current assessments, a number of plans have been proposed in Congress to deal with the undercapitalization of the SAIF. Several proposals provide for a one-time special assessment estimated to approximate 75 to 79 basis points, on SAIF-insured deposits to fully capitalize the SAIF to 1.25 percent of insured deposits. These proposals would subsequently reduce annual premiums to levels similar to those of BIF-insured commercial banks and eventually merge the BIF and SAIF insurance funds.

     Assuming a one-time special assessment was approved by Congress and became law in 1996, and was immediately charged against results of operations, the one-time assessment would approximate $10 million, pretax, for the Bank. Management believes the Bank would continue to be classified as "well-capitalized" under fully phased-in FDICIA capital rules and would not face any liquidity issues as a result of such a one-time assessment.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK (CONTINUED)

  Note M -- Employee Benefits
  ---------------------------

  Pension Plan/Employees' 401(k) Plan

     The Bank maintains a defined benefit pension plan for substantially all of its employees. The Bank's policy is to fund the pension expense accrued for each year but not less than the minimum required contribution nor more than the tax deductible limit. Commencing April 1994, the pension plan was curtailed. Employees hired on or after that date will not be able to participate in the pension plan, while existing employees will not be able to increase benefits under the pension plan through additional service with the Bank. The Bank offers all its eligible employees participation in the Employees' 401(k) plan of PriMerit Bank. The 401(k) plan provides for purchases of certain investment vehicles by eligible employees through annual payroll deductions of up to 15 percent of base compensation. The cost and liability of both plans are not material.

  Other Benefits

     The Bank has contractual obligations with selected officers of the Bank which require payment to the officers of additional one time compensation should a change of control (as defined) of the Bank occur and additional one time compensation to the officers if their employment is terminated subsequent to the change of control. These contingent obligations total approximately $3 million at December 31, 1995.

  Note N -- Asset/Liability Management
  ------------------------------------

     Asset/Liability Management is a unified process for managing the structure and mix of the Bank's balance sheet and off-balance sheet financial instruments to provide for optimum levels of net interest income while maintaining prudent levels of IRR and liquidity. The Bank's Board of Directors has established written policies governing the management of the Bank's IRR that include defined acceptable levels of IRR and acceptable tools for the management of IRR within these levels. Also included in the Board's written policies are defined acceptable classes and uses of derivative financial instruments as tools in the management of the Bank's IRR.

     IRR in general is one of several inherent risks of the financial services industry. Profitable operation of the Bank depends in part on prudent acceptance and successful management of IRR. There are two general forms of IRR, both of which derive from future changes in interest rates: the risk that future levels of net interest income will be reduced, and the risk that the Bank's net market value will be reduced.

     IRR results from (a) timing differences in the maturity and/or repricing of the Bank's assets, liabilities, and off-balance sheet contracts; (b) the exercise of options embedded in the Bank's financial instruments and accounts, such as prepayments of loans before scheduled maturity, caps on amounts of interest rate movement permitted for adjustable-rate loans, and the withdrawals of funds on deposit with and without stated terms to maturity; and (c) changes in the spread relationships between lending and funding interest rates, referred to as basis risk.

     Traditional measures of IRR have focused on that portion of the risk resulting from timing differences in the maturity and/or repricing of assets, liabilities, and off-balance sheet contracts, and are usually expressed in the form of a static gap report. The "gap" for a given period is positive when repricing and maturing assets exceed repricing and maturing liabilities within that period. The gap for a given period is negative when repricing and maturing liabilities exceed repricing and maturing assets within that period. A positive or negative cumulative gap may indicate in a general way how the Bank's net interest income should respond to interest rate fluctuations. A positive cumulative gap for a given period would generally mean that rising interest rates would be reflected in financial assets sooner than in financial liabilities, resulting in higher net

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK (CONTINUED)

interest income. A negative cumulative gap for a given period might result in higher net interest income over that period if interest rates declined.

     At December 31, 1995 and 1994, the Bank's one-year cumulative static gap was $(60) million and $(145) million, respectively, or negative 3.5 percent and negative 8.4 percent of total financial assets.

     While providing a rough measure of IRR as it relates to expected future levels of net interest income, gap has a number of drawbacks; including that it is a static, point-in-time measurement, it does not capture the effects of basis risk, and it does not capture risk that varies either asymmetrically or nonproportionately with changes in interest rates. Because of these limitations and weaknesses, the Bank uses a dynamic simulation model as its primary method of measuring potential risks to future levels of net interest income. The simulation model captures not only gap repricing and maturity mismatches, but also the effects of basis risk, embedded customer and contractual options, and the effects of prepayments of assets and resulting funds reinvestment risk. Through selective variation of a number of modeling assumptions and possible interest rate changes, management is able to more completely assess the sources and size of potential risk and optimize the Bank's balance sheet size and structure and/or utilize derivative financial instruments to minimize such risks.

     As compared to the IRR profile of a typical commercial bank, the Bank's IRR profile is comparatively longer-term in nature. Whereas static gap measures and net interest income simulation usually focus on potential IRR effects over a one-year horizon, indicators of the level of IRR inherent in the Bank's current balance sheet and off-balance sheet contracts over the entire maturity spectrum can be measured through market value analysis. The Bank maintains a market valuation model to facilitate such analysis.

     The Bank's market valuation model computes the net present value of discounted future cash flows for each category of the Bank's assets, liabilities, and derivative financial instruments. In this type of analysis, net present values of discounted future cash flows are used as a proxy for actual market values, since factors unrelated to current and projected future levels of interest rates can have significant effects on actual market values.

     The theoretical market value of the Bank's stockholder's equity can be derived from the net market values of the Bank's assets, liabilities, and derivative financial instruments. This theoretical market value of stockholder's equity is known as Net Portfolio Value (NPV) under OTS regulations. By analyzing the behavior of the Bank's NPV under varying assumptions as to changes in the general level of interest rates, management is further able to optimize the Bank's balance sheet mix and devise strategies using derivative financial instruments and on balance sheet strategies to mitigate potential adverse effects of interest rate fluctuations on future net interest income levels.

     The Bank's Board of Directors' written policy governing management of the Bank's IRR sets forth maximum allowable levels for changes in the Bank's NPV under specific assumed changes in the general level of interest rates. Under the policy, the maximum allowable change in the Bank's NPV for an immediate and sustained interest rate change of 200 basis points (2.00 percent) is a decline of 30.0 percent. The Bank's estimates of its Net Portfolio Values were significantly within this limit for each quarter of 1995 and 1994. The following table sets forth management's estimates of the Bank's NPV as of December 31, 1995 and 1994, and under simulated 200 basis point changes in interest rates (thousands of dollars):


     CHANGE IN           ESTIMATED NPV       PERCENT CHANGE       ESTIMATED NPV       PERCENT CHANGE
  INTEREST RATES       DECEMBER 31, 1995         IN NPV         DECEMBER 31, 1994         IN NPV
-------------------    -----------------     --------------     -----------------     --------------
+ 200 basis points         $137,558             (11.08)%             $102,192             (28.55)%
        -0-                $154,702                 --               $143,020                 --
- 200 basis points         $148,661              (3.90)%             $155,585               8.79%

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK (CONTINUED)

     The financial instruments approved by the Bank's Board of Directors for use in managing the Bank's IRR include the Bank's debt security portfolio, borrowings from the FHLB and other sources, interest rate swaps, interest rate caps, interest rate collars, interest rate futures, and put and call options. These financial instruments provide effective methods of reducing the impact of changes in interest rates on the Bank's net interest income and NPV. The Bank also actively manages its retail and wholesale funding sources to minimize its cost of funds and provide stable funding sources for its loan and investment portfolios. Management's use of particular financial instruments is based on a complete analysis of the Bank's current IRR exposure and the projected effect of a proposed strategy on the Bank's IRR exposure.

     The Bank is exposed to IRR through the issuance of fixed-rate loan commitments. Fixed-rate loan commitments represent firm commitments to originate loans secured by real estate to specific borrowers at predetermined interest rates. Fixed-rate loan commitments generally expire in 30 to 60 days. The Bank generally receives a fee for these types of commitments. Many of the commitments are expected to expire without fully being drawn upon; therefore, the total commitments do not necessarily represent future cash requirements.

     The Bank hedges IRR on fixed-rate loan commitments expected to be sold in the secondary market and the inventory of loans held for sale through a combination of commitments from permanent investors, optional delivery commitments, and mandatory forward contracts. Outstanding firm commitments to sell loans represent agreements to sell loans to a third party at a specified price on a specified date. These commitments are used to hedge loans for sale and to hedge outstanding commitments to originate loans. Outstanding master commitments to sell loans represent agreements to sell a stated volume of loans to a third party within a specified period of time without regard to price. Master commitments are entered in order to ensure availability of a buyer for loans meeting specified underwriting criteria and to maximize the sales price at the time a firm commitment is executed. Related hedging gains and losses are recognized at the time gains and losses are recognized on the related loans. See Note B -- Fair Value of Financial Instruments for commitments outstanding and their estimated fair values.

     At December 31, 1995 and 1994, the Bank had issued and held interest rate swap agreements as a hedge to convert certain fixed-rate permanent loans into variable-rate instruments. The interest rate swap agreements require the Bank to make fixed payments on nonamortizing notional balances, and in turn, the Bank receives variable interest payments based on the six month LIBOR on these same balances. If the balances of the loans on the Bank's balance sheet that are related to the interest rate swap were to decline below the nominal amounts of the interest rate swaps, the excess portions of the interest rate swaps would be marked to market, and the resulting gains or losses included in the Bank's income.

     The following table presents the notional amounts of interest rate swaps outstanding, unrealized gains and losses of the interest rate swaps, the weighted average interest rates payable and receivable, and the remaining terms (thousands of dollars):


DECEMBER 31, 1995
                     FIXED RATE     VARIABLE RATE      NOTIONAL      UNREALIZED     UNREALIZED
    MATURITY            PAID          RECEIVED          AMOUNT          GAIN           LOSS
-----------------    ----------     -------------      --------      ----------     ----------
1 -  3 Years            6.70%            5.94%         $21,400          $--         $  (516)
3 -  5 Years            6.83             5.95           33,650           84          (1,470)
5 - 10 Years            7.00             5.93           43,150           --          (2,963)
                        ----             ----          -------          ---         -------
                        6.87%            5.94%         $98,200          $84         $(4,949)
                        ====             ====          =======          ===         =======

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK (CONTINUED)


DECEMBER 31, 1994
                     FIXED RATE     VARIABLE RATE      NOTIONAL     UNREALIZED     UNREALIZED
    MATURITY            PAID          RECEIVED          AMOUNT         GAIN           LOSS
-----------------    ----------     -------------      --------     ----------     ----------
1 -  3 Years            6.70%            5.56%         $21,400        $  652           $
3 -  5 Years            7.22             5.66           26,150           833            --
5 - 10 Years            6.88             5.76           24,900         1,506            (5)
                        ----             ----          -------        ------           ---
                        6.95%            5.66%         $72,450        $2,991           $(5)
                        ====             ====          =======        ======           ===

     The notional amounts of interest rate swaps do not represent amounts exchanged by the parties and, thus, are not a measure of the Bank's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the interest rates.

     The Bank is exposed to credit-related losses in the event of nonperformance by counterparties to off-balance sheet financial contracts, but does not expect any counterparties to fail to meet their obligations. The Bank performs credit analyses on all counterparties, and its credit exposure at any given time is limited to the value of off-balance sheet contracts that have become favorable to the Bank and have unrealized gains on that date. The Bank generally uses only highly rated Wall Street investment firms as counterparties to its off-balance sheet financial contacts, but because of the different business emphasis of each of the firms, adverse economic changes or conditions are not likely to produce similar adverse changes to the credit risk of all of the Bank's counterparties to the same extent.

     No interest rate swaps matured or were terminated during 1995, 1994 or 1993. The interest rate swap agreements at December 31, 1995 are collateralized with MBS with a fair value of $6.5 million. The net expense on interest rate swaps of $624,000, $485,000 and $24,000 in 1995, 1994 and 1993, respectively, are included in interest expense as a cost of hedging activities in the Bank's Statements of Operations.

  Note O -- Legal Proceedings
  ---------------------------

     The Bank has been named as defendant in various legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management, based upon the advice of counsel, it is unlikely that any litigation to which the Bank or any of its subsidiaries is subject will have a material adverse impact on the Bank's financial condition or results of operations.

                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

NOTE 13 -- PRIMERIT BANK (CONTINUED)

  Note P -- Quarterly Financial Data (Unaudited)
  ----------------------------------------------

                                                        QUARTER ENDED
                                   -------------------------------------------------------
                                   MARCH 31      JUNE 30     SEPTEMBER 30     DECEMBER 31      YEAR ENDED
                                   ---------     -------     ------------     ------------     ----------
                                                           (THOUSANDS OF DOLLARS)
1995
Interest income..................   $33,211      $32,801       $ 33,394         $ 33,471        $132,877
Interest expense.................    18,429       18,347         18,503           18,021          73,300
Provision for estimated credit
  losses.........................     1,364        2,035          1,604            3,146           8,149
Net income (loss)................     1,678        2,102          2,015           (9,000)         (3,205)

1994
Interest income..................   $28,045      $29,124       $ 29,894         $ 31,371        $118,434
Interest expense.................    14,049       14,200         14,867           16,674          59,790
Provision for estimated credit
  losses.........................     1,434        2,275          1,493            2,028           7,230
Net income.......................     2,189        2,176          1,977            1,331           7,673

1993
Interest income..................   $35,997      $34,976       $ 31,881         $ 29,471        $132,325
Interest expense.................    22,240       20,906         17,267           14,663          75,076
Provision for estimated credit
  losses.........................     1,123        1,180          2,742            1,167           6,212
Net income (loss) before
  cumulative effect..............       609       (4,717)         5,341            2,318           3,551
Cumulative effect of change in
  method of accounting for income
  taxes..........................     3,045           --             --               --           3,045
Net income (loss)................     3,654       (4,717)         5,341            2,318           6,596

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders,
  Southwest Gas Corporation:

     We have audited the accompanying consolidated balance sheets of Southwest Gas Corporation (a California corporation, hereinafter referred to as the Company) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 7, 1996

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors. The names of the members of the Board of Directors, the principal occupation of each member and his or her employer for the last five years or longer, and the principal business of the corporation or other organization, if any, in which such occupation or employment is carried on, follow.

RALPH C. BATASTINI
Former President, Vice Chairman and Chief Financial Officer
The Dial Corp (Formerly The Greyhound Corporation)

Director Since: 1992
Board Committees: Audit (Chairman), Pension Plan Investment

     Mr. Batastini, 66, received his undergraduate degree from Illinois State University and his M.B.A. degree in finance from the University of Chicago. He joined The Greyhound Corporation in 1957 and retired in 1984 as vice chairman and chief financial officer. At the time of his retirement Mr. Batastini headed the Greyhound financial group of companies involved in capital equipment leasing, computer leasing, reinsurance, money orders, mortgage insurance, and real estate. He subsequently served as president of Batastini & Co. from 1985 to 1990. He currently is the president of the Barrow Neurological Foundation and has been a director of PriMerit Bank since 1992.

MANUEL J. CORTEZ
President and Chief Executive Officer
Las Vegas Convention and Visitors Authority

Director Since: 1991
Board Committees: Nominating and Compensation, Pension Plan Investment

     Mr. Cortez, 57, served four terms (1977-1990) on the Clark County Commission and is a former chairman of the Commission. He has been active on various boards, including the Environmental Quality Policy Review Board, the Las Vegas Valley Water District Board of Directors and the University Medical Center Board of Trustees, and served as chairman of the Liquor and Gaming Licensing Board and the Clark County Sanitation District. He has also held leadership roles with numerous civic and charitable organizations such as Boys and Girls Clubs of Clark County, Lied Discovery Children's Museum, and Boys Town. Currently, Mr. Cortez holds professional memberships in the American Society of Association Executives, the Professional Convention Managers Association, the International Association of Convention and Visitors Bureaus, and the American Society of Travel Agents. He has been a director of PriMerit Bank since 1991.

LLOYD T. DYER
Retired President and Chief Executive Officer
Harrah's

Director Since: 1978
Board Committees: Executive, Nominating and Compensation

     Mr. Dyer, 68, obtained a degree in banking and finance from the University of Utah prior to his employment with Harrah's, a hotel/gaming corporation with its principal facilities in Reno and Lake Tahoe, in 1957. He was elected president and chief operating officer of Harrah's in 1975, and elected president and chief executive officer in 1978. He remained in those positions with Harrah's until his retirement in April 1980.

Mr. Dyer has been a director of PriMerit Bank since 1986. He is also a trustee of the William F. Harrah Trusts.

KENNY C. GUINN
Chairman of the Board
Southwest Gas Corporation and PriMerit Bank

Director Since: 1981
Board Committees: Executive (Chairman), Nominating and Compensation

     Mr. Guinn, 59, was appointed President and Chief Operating Officer of Southwest Gas Corporation in 1987, Chairman and Chief Executive Officer in 1988 and was elected Chairman of the Board of Directors in 1993. Mr. Guinn is actively involved in numerous business, charitable, and civic activities. He is past chairman of the Las Vegas Metropolitan Police Fiscal Affairs Committee and past chairman of the Board of Trustees for the University of Nevada, Las Vegas Foundation. In May 1994 he was appointed Interim President of the University of Nevada, Las Vegas and served in this capacity for approximately one year. He is also a director for Oasis Residential, Inc., Boyd Gaming Corporation, and Del Webb Corporation. Mr. Guinn was elected a director of PriMerit Bank in 1980 and has served as Chairman of the Board of Directors of PriMerit since 1987.

THOMAS Y. HARTLEY
President and Chief Operating Officer
Colbert Golf Design and Development

Director Since: 1991
Board Committees: Audit, Nominating and Compensation

     Mr. Hartley, 62, obtained his degree in business from Ohio University in 1955, and was employed in various capacities by Deloitte Haskins & Sells from 1959 until his retirement as an area managing partner in 1988. Mr. Hartley is actively involved in numerous business and civic activities. He is chairman of the University of Nevada, Las Vegas Foundation and president of the Las Vegas Founders Club. He has also held executive positions with the Nevada Development Authority, the Las Vegas Founders Golf Foundation, the Las Vegas Chamber of Commerce, and the Boulder Dam Area Council of the Boy Scouts of America. He is a director of Rio Hotel and Casino, Inc., Sierra Health Services, Inc. and has been a director of PriMerit Bank since 1991.

MICHAEL B. JAGER
Private Investor

Director Since: 1989
Board Committees: Audit, Pension Plan Investment

     Mr. Jager, 64, obtained a degree in petroleum geology from Stanford University in 1955. After a four-year employment with the Richfield Oil Corporation as a petroleum geologist, he joined the Frank H. Ayres & Son Construction Company and was involved in the construction of subdivisions and homes in southern California until 1979. Since that time he has consulted in the single family residential development industry, and owns and manages a number of businesses in Oregon and Nevada. He has been a director of PriMerit Bank since 1989.

LEONARD R. JUDD
Former President, Chief Operating Officer, and Director
Phelps Dodge Corporation

Director Since: 1988
Board Committees: Audit, Nominating and Compensation (Chairman)

     Mr. Judd, 57, former president, chief operating officer, and director of Phelps Dodge Corporation, joined Phelps Dodge in 1963 and worked at that company's operations in Arizona, New Mexico and New York City. He was elected to the Phelps Dodge board of directors in 1987, became president of Phelps Dodge Mining Company in 1988 and became president and chief operating officer of Phelps Dodge in 1989. He remained in those positions until November 1991. Mr. Judd is a member of various professional organizations and is active in numerous civic groups. He serves as a director of the Kasler Holding Company, the Montana College of Mineral Science and Technology Foundation, and has been a director of PriMerit Bank since 1988.

JAMES R. LINCICOME
Retired Executive Vice President and General Manager,
Government Electronics Group, Motorola Corporation

Director Since: 1987
Board Committees: Audit, Executive, Nominating and Compensation

     Mr. Lincicome, 70, was employed by Motorola in its Communications Division in 1950. After progressing through positions in that Division, he transferred to the Government Electronics Group, where from 1979 until his retirement in 1987, he was General Manager responsible for various national defense, space exploration and other government related programs. Mr. Lincicome is a member of various professional organizations and is past Chairman of the Arizona State University Engineering Advisory Council, Junior Achievement of Central Arizona, the Phoenix Urban League, United for Arizona, and the Valley of the Sun United Way. He has held a number of leadership roles in other civic and charitable organizations in Arizona, including the Research Committee of the Arizona Town Hall and Board Member of the Goldwater Institute, and was vice chairman of the Government Division of the Electronic Industries Association in 1986. He has been a director of PriMerit Bank since 1988.

MICHAEL O. MAFFIE
President and Chief Executive Officer
Southwest Gas Corporation

Director Since: 1988
Board Committees: Executive

     Mr. Maffie, 48, joined the company in 1978 as Treasurer after seven years with Arthur Andersen & Co. He was named Vice President/Finance and Treasurer in 1982, Senior Vice President and Chief Financial Officer in 1984, Executive Vice President in 1987, President and Chief Operating Officer in 1988, and President and Chief Executive Officer in 1993. He has been a director of PriMerit Bank since 1993. He received his undergraduate degree in accounting and his M.B.A. degree in finance from the University of Southern California. A member of various professional organizations, he serves as a board member of the United Way of Nevada, Nevada School of the Arts, Boys and Girls Clubs of Las Vegas, a trustee of the Las Vegas Symphony Orchestra, the University of Nevada, Las Vegas Foundation, and the Nevada Development Authority. He also serves as a Commissioner on the State of Nevada Commission on Substance Abuse Education, Prevention, Enforcement and Treatment, and is a former president of the Allied Arts Council. He is a director of the Pacific Coast Gas Association and a former director of the American Gas Association.

CAROLYN M. SPARKS
Co-Founder
International Insurance Services, Ltd.

Director Since: 1988
Board Committees: Audit, Pension Plan Investment (Chairperson)

     Mrs. Sparks, 54, graduated from the University of California at Berkeley in 1963, and with her husband, co-founded International Insurance Services, Ltd., in 1966 in Las Vegas. She has served on the University and Community College System of Nevada Board of Regents since 1984, and in 1991 was elected to a two-year term as Chairperson of the Board of Regents. Mrs. Sparks is actively involved with numerous charitable and civic organizations, including founding chairperson of the University Medical Center Foundation and the Children's Miracle Network Telethon. She also served on the board for Bishop Gorman High School and is currently chair of the board for the Las Vegas Center for Children. She is a director of Showboat, Inc., a hotel/gaming corporation and has been a director of PriMerit Bank since 1988.

ROBERT S. SUNDT
Retired President
Sundt Corp.

Director Since: 1987
Board Committees: Executive, Pension Plan Investment

     Mr. Sundt, 69, has been associated with Sundt Corp. in a variety of positions since 1948. He was named President of Sundt Corp. in 1983. He is now retired and has no continuing association with Sundt Corp. He has been a director of PriMerit Bank since 1988. He is a member of the American Institute of Constructors, Consulting Constructors Council of America and a life director of the Associated General Contractors of America. He is a member of the American Arbitration Association and serves as an arbitrator on disputes concerning the construction industry. He is past member of the Construction Industry Presidents Forum. Mr. Sundt is affiliated with a number of community organizations and is past chairman of the Tucson Metropolitan Chamber of Commerce.

     (b) Identification of Executive Officers. The name, age, position and period position held during the last five years for each of the Executive Officers of the Company are as follows:

                                                                                       PERIOD
         NAME            AGE                        POSITION                        POSITION HELD
-----------------------  ---   ---------------------------------------------------  -------------
Michael O. Maffie......  48    President and Chief Executive Officer                1993-Present
                               President and Chief Operating Officer                1991-1993
Dan J. Cheever.........  40    President and Chief Executive Officer/PriMerit Bank  1992-Present
                               President and Chief Operating Officer/PriMerit Bank  1991-1992
George C. Biehl........  48    Senior Vice President and Chief Financial Officer    1991-Present
James F. Lowman........  49    Senior Vice President/Central Arizona Division       1991-Present
Dudley J. Sondeno......  43    Senior Vice President/Staff Operations               1993-Present
                               Vice President/Engineering and Operations Support    1991-1993
L. Keith Stewart.......  55    Senior Vice President/Operations                     1993-Present
                               Senior Vice President/Southern Arizona Division      1992-1993
                               Senior Vice President/Nevada-California Region       1991-1992
Thomas J. Trimble......  64    Senior Vice President, General Counsel and
                               Corporate Secretary                                  1991-Present

     (c) Identification of Certain Significant Employees.

     None.

     (d) Family Relationships. None of the Company's Directors or Executive Officers are related to any other either by blood, marriage or adoption.

     (e) Business Experience. Information with respect to Directors is described in (a) above. All Executive Officers have held responsible positions with the Company for at least five years as described in (b) above.

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

     The Company has adopted procedures to assist its directors and executive officers in complying with Section 16(a) of the Securities and Exchange Act of 1934, which includes assisting in the preparation of forms for filing. For 1995, all the required reports were filed timely.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTORS COMPENSATION

     Outside directors receive an annual retainer of $20,000, plus $900 for each Board or committee meeting attended. Committee chairpersons receive an additional $500 for each committee meeting attended. The outside directors also receive an annual retainer of $16,000 and fees for serving on the Board of Directors of PriMerit Bank. Each director receives a fee of $700 for each Bank Board or committee meeting attended, and the Bank committee chairpersons also receive an additional $250 for each committee meeting attended. The Chairman of the Company's Board, Mr. Guinn, receives an additional $25,000 annually for serving in that capacity. Directors who are full-time employees of the Company or its subsidiaries receive no additional compensation for Board service.

     Outside directors may defer their compensation until retirement or other termination of status as a director. Amounts deferred bear interest at 150 percent of the Moody's Seasoned Corporate Rate.

     The Company also provides a retirement plan for its outside directors. With a minimum of ten years of service, an outside director can retire and receive a benefit equal to the annual retainer, at retirement, for serving on the Company's Board. Directors who retire before age 65, after satisfying the minimum service obligation will receive retirement benefits upon reaching age 65.

EXECUTIVE COMPENSATION

     The following table provides for fiscal years ended December 31, 1993, 1994 and 1995, compensation earned by the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company.

                         SUMMARY COMPENSATION TABLE(1)

                                                                                   LONG-TERM COMPENSATION
                                                                              ---------------------------------
                                                                                      AWARDS
                                                                              -----------------------   PAYOUTS
                                                                               RESTRICTED               -------
                                ANNUAL COMPENSATION                              STOCK                   LTIP        ALL OTHER
        NAME AND           ------------------------------    OTHER ANNUAL       AWARD(S)     OPTIONS/   PAYOUTS   COMPENSATION($)
   PRINCIPAL POSITION      YEAR   SALARY($)   BONUS($)(2)   COMPENSATION($)   ($)(2)(3)(4)   SARS(#)    ($)(5)       (6)(7)(8)
-------------------------  ----   ---------   -----------   ---------------   ------------   --------   -------   ---------------
Michael O. Maffie........  1995    408,671      128,270            0             179,246        N/A       N/A          40,481
  President/C.E.O.         1994    370,616       73,149            0              51,098        N/A       N/A          32,898
                           1993    316,904       48,510            0              48,510        N/A       N/A          31,070

Dan J. Cheever...........  1995    255,135       95,000            0                 N/A        N/A       N/A          23,037
  President/C.E.O.         1994    226,770       69,913            0                 N/A        N/A       N/A          12,484
  PriMerit Bank            1993    208,725       75,000            0                 N/A        N/A       N/A           4,497

Thomas J. Trimble........  1995    212,367       40,114            0              60,172        N/A       N/A          48,153
  Senior Vice President/   1994    209,178       20,413            0              20,413        N/A       N/A          39,404
  General Counsel/         1993    206,345       19,219            0              19,219        N/A       N/A          38,223
  Corporate Secretary

George C. Biehl..........  1995    197,326       41,448            0              56,523        N/A       N/A          12,137
  Senior Vice President/   1994    187,068       25,124            0              16,988        N/A       N/A           9,148
  Chief Financial Officer  1993    175,449       16,632            0              16,632        N/A       N/A           8,732

L. Keith Stewart.........  1995    162,142       30,929            0              46,389        N/A       N/A          16,168
  Senior Vice President/   1994    154,712       15,359            0              15,359        N/A       N/A          11,650
  Operations               1993    144,622       13,861            0              13,861        N/A       N/A          11,170

---------------
(1) All compensation reflected in the Summary Compensation Table is reported on an earned basis for each fiscal year.

(2) Bonuses and performance shares accrued for calendar years 1993, 1994 and 1995 were paid and awarded in 1994, 1995 and 1996, respectively.

(3) Dividends equal to the dividends paid on the Company's Common Stock will accrue on the performance shares awarded under the long-term component of the Company's management incentive plan during the restriction period.

(4) Messrs. Maffie, Trimble, Biehl and Stewart were awarded performance shares (restricted stock) under the Company's management incentive plan. Mr. Cheever does not participate in the Company's management incentive plan. The total number of performance shares granted in 1994 and 1995, for calendar years 1993 and 1994, and their value based on the market price of Company Common Stock at December 29, 1995 for each individual are as follows:

                                                              SHARES    VALUE
                                                              ------   --------
        Mr. Maffie..........................................  6,457    $113,805
        Mr. Trimble.........................................  2,604      45,896
        Mr. Biehl...........................................  2,206      38,881
        Mr. Stewart.........................................  1,922      33,875

(5) If the impending sale of the Bank is consummated, the long-term performance awards under the performance periods described below, or $94,959, will be paid to Mr. Cheever at least one week prior to closing.

(6) For Messrs. Maffie, Trimble, Biehl and Stewart, the amounts shown in this column for each year consist of above-market interest on deferred compensation and matching contributions under the Company's executive deferral plan. Under the plan, executive officers may defer up to 50 percent of their annual compensation for payment at retirement or at some other employment terminating event. Interest on such deferrals is set at 150 percent of the Moody's Seasoned Corporate Rate. As part of the plan, the

    Company provides matching contributions that parallel the contributions made under the Company's 401(k) plan, which is available to all Company employees, equal to one-half of the deferred amount, up to six percent of their annual salary.

(7) For Mr. Cheever, the amounts shown in this column for each year consist of matching contributions under the Bank's 401(k) plan, and for 1994 include a matching contribution under the Bank's executive deferral plan. Under the Bank's executive deferral plan, Mr. Cheever may defer up to 50 percent of his annual salary and bonus for payment at retirement or at some other employment terminating event. Interest on executive plan deferrals is set at 150 percent of the Moody's Seasoned Corporate Rate. For 1994 and the first two months of 1995, the Bank provided matching contributions equal to the amount deferred under each plan, up to six percent of Mr. Cheever's annual salary and bonus. For the remainder of 1995, such matching contributions were only provided to Mr. Cheever under the provisions of the Bank's executive deferral plan.

(8) All Other Compensation consists of matching contributions under the Company's or PriMerit Bank's deferral plans and interest on such deferrals in excess of 120 percent of the Applicable Federal Long-term [bond] Rate. The breakdown of such compensation for each named executive officer is as follows:

                                                            INTEREST     CONTRIBUTIONS
                                                            --------     -------------
            Mr. Maffie....................................  $ 28,239        $12,242
            Mr. Cheever...................................     5,920         17,117
            Mr. Trimble...................................    41,783          6,370
            Mr. Biehl.....................................     6,221          5,916
            Mr. Stewart...................................    11,307          4,861

LONG-TERM INCENTIVE PLAN AWARDS FOR 1995

     The following table summarizes the long-term cash incentive awards earned by Dan Cheever under PriMerit Bank's performance based executive compensation plan for the three-year performance periods of January 1, 1994 through December 31, 1996 and January 1, 1995 through December 31, 1997. Of the named executive officers, only Mr. Cheever was eligible to participate in the PriMerit Bank plan. If the impending sale of the Bank is consummated, the long-term performance awards under both performance periods will be paid to Mr. Cheever at least one week prior to closing and the plan will be terminated.

                         LONG-TERM INCENTIVE PLAN TABLE

                                    NUMBER OF      PERFORMANCE           ESTIMATED FUTURE PAYOUT UNDER
                                     SHARES,        OR OTHER              NON-STOCK PRICE-BASED PLANS
                                      UNITS       PERIOD UNTIL        -----------------------------------
                                    OR OTHER       MATURATION         THRESHOLD      TARGET      MAXIMUM
               NAME                 RIGHTS(#)       OR PAYOUT         ($ OR #)      ($ OR #)     ($ OR #)
----------------------------------  ---------     -------------       ---------     --------     --------
Dan Cheever.......................     N/A          1994-1996(1)       $34,007      $ 34,007     $34,007
Dan Cheever.......................     N/A          1995-1997(2)       $37,782      $ 37,782     $37,782

---------------
(1) The long-term performance award earned by Mr. Cheever for the first performance period represents 30 percent or the second year's percentage of such award. Mr. Cheever earned 20 percent, or $23,170, during the first year of this performance period. This year's award is not subject to further adjustment during the performance period, and if the pending sale of the Bank is consummated, the awards earned through the end of 1995 will be paid out to Mr. Cheever at least one week prior to closing.

(2) The long-term performance award earned by Mr. Cheever for the second performance period represents 33 percent or the first year's percentage of such award. This year's award is not subject to further adjustment during the performance period, and if the pending sale of the Bank is consummated, the awards earned through the end of 1995 will be paid out to Mr. Cheever at least one week prior to closing.

BENEFIT PLANS

     Southwest Gas Basic Retirement Plan. The named executive officers, except Mr. Cheever, participate in the Company's non-contributory, defined-benefit retirement plan, which is available to all employees of the Company and its subsidiaries (except PriMerit Bank which has a separate plan). Benefits are based upon an employee's years of service, up to a maximum of 30 years, and the employee's highest five consecutive years salary within the final 10 years of service.

                     SOUTHWEST GAS PENSION PLAN TABLE(1)(2)

                                         YEARS OF SERVICE
      ANNUAL        -----------------------------------------------------------
   COMPENSATION       10           15           20           25           30
------------------  -------     --------     --------     --------     --------
  $ 50,000........  $ 8,750     $ 13,125     $ 17,500     $ 21,875     $ 26,250
   100,000........   17,500       26,250       35,000       43,750       52,500
   150,000........   26,250       39,375       52,500       65,625       78,750
   200,000........   35,000       52,500       70,000       87,500      105,000
   250,000........   43,750       65,625       87,500      109,375      131,250
   300,000........   52,500       78,750      105,000      131,250      157,500
   350,000........   61,250       91,875      122,500      153,125      183,750
   400,000........   70,000      105,000      140,000      175,000      210,000
   450,000........   78,750      118,125      157,500      196,875      236,250
   500,000........   87,500      131,250      175,000      218,750      262,500

---------------
(1) Years of service beyond 30 years will not increase benefits under the basic retirement plan.

(2) For 1996, the maximum annual compensation that can be considered in determining benefits under the plan is $150,000. For future years the maximum annual compensation will be adjusted to reflect changes in the cost of living as established by the Internal Revenue Service.

     Compensation covered under the basic retirement plan is based on salary depicted in the Summary Compensation Table. As of December 31, 1995, the credited years of service for the named executive officers shown in the Summary Compensation Table are as follows: Mr. Maffie, 17 years; Mr. Biehl, 10 years; Mr. Stewart, 11 years; and Mr. Trimble, 9 years.

     Amounts shown in the pension plan table are straight-life annuity amounts, notwithstanding the availability of joint survivorship benefit provisions. Benefits paid under the basic and supplemental retirement plans are not reduced by any Social Security benefits received.

     Supplemental Retirement Plan. The named executive officers, except Mr. Cheever, also participate in the Company's supplemental retirement plan. Such officers with 10 or more years of service may retire at age 55 or older and will receive benefits under the plan. Such benefits, when added to benefits received under the basic retirement plan, will equal 60 percent of their highest 12 months of compensation with the Company. The total benefit may be reduced if an officer retires prior to age 60, depending upon his age and total years of service with the Company. The cost to the Company for benefits under the supplemental retirement plan for any one of the named executive officers cannot be properly allocated or determined because of the overall plan assumptions and options available.

     PriMerit Bank Retirement Income Plan. Mr. Cheever, who is a named executive officer, participates in the Bank's non-contributory, defined-benefit retirement plan, which was available to all employees of the Bank and its subsidiaries. Through March 1994, benefits were based upon an employee's years of service, up to a maximum of 15 years, and the employee's 60 highest paid consecutive months of employment with the Bank. Commencing April 1, 1994, the plan was curtailed. Employees hired on or after that date will not be able to participate in the plan, while existing employees will not be able to increase benefits under the plan through additional service with the Bank. Salary changes for existing employees, however, will continue to affect plan benefits. If the pending sale of the Bank is consummated, the plan will be merged with the defined-benefit retirement plan of Norwest.

                     PRIMERIT BANK PENSION PLAN TABLE(1)(2)

                                                    YEARS OF SERVICE
                   ANNUAL                    ------------------------------
                COMPENSATION                    5         10          15
  -----------------------------------------  -------    -------    --------
   $ 50,000................................  $ 5,833    $11,667    $ 17,500
    100,000................................   11,667     23,333      35,000
    150,000................................   17,500     35,000      52,500
    200,000................................   23,333     46,667      70,000
    250,000................................   29,167     58,333      87,500
    300,000................................   35,000     70,000     105,000

---------------
(1) Prior to March 31, 1994, years of service beyond 15 years would not increase benefits under the plan. With the curtailment of the plan, additional years of service will no longer increase benefits under the plan.

(2) For 1996, the maximum annual compensation that can be considered in determining benefits under the Plan is $150,000. For future years, the maximum annual compensation will be adjusted to reflect changes in the cost of living as established by the Internal Revenue Service.

     Compensation covered under the Bank's retirement plan is based on salary depicted in the Summary Compensation Table. At the time the plan was curtailed, Mr. Cheever had five years of service with the Bank. Only future salary changes will affect Mr. Cheever's benefits under the plan.

     Amounts shown in the pension plan table are straight life annuity amounts notwithstanding the availability of joint survivorship benefit provisions. Benefits paid under the Bank's retirement and supplemental retirement plans are not reduced by any Social Security benefits.

     PriMerit Bank Supplemental Executive Retirement Plan. Mr. Cheever also participates in the Bank's supplemental retirement plan. Participation in the supplemental plan is limited to officers of the Bank selected by the Bank's Board of Directors. Benefits under the plan, when added to benefits received under the defined benefit retirement plan, will equal 60 percent of the participant's average annual salary over the 60 highest paid consecutive months of service. The total benefit will be reduced if a participant retires prior to age 65, and with less than 15 years of service with the Bank. The cost to the Bank for benefits under the supplemental retirement plan for Mr. Cheever cannot be properly determined because of the overall plan assumptions and options available. If the pending sale of the Bank is consummated, the plan will be terminated and Mr. Cheever's accrued benefit, estimated to be $75,000, would be paid prior to closing.

CHANGE IN CONTROL ARRANGEMENT

     PriMerit Bank, during 1994, entered into an agreement with Mr. Cheever that is designed to support his continued employment with the Bank. Under the terms of the agreement, Mr. Cheever would be entitled to a lump sum benefit payment of $500,000 if he is employed by the Bank at the time of a change in control of the Bank. Such payment would become due and payable only after the occurrence of a change in control. The agreement also provides that Mr. Cheever would be entitled to a lump sum deferred compensation benefit equal to 200 percent of his annual salary if his employment with the Bank is terminated (or his responsibilities are substantially changed without his consent) within 12 calendar months of a change in control for other than cause, death, disability, or retirement. The one-year agreement was extended through May 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Directors who served on the Company's Nominating and Compensation Committee during 1995 were Leonard R. Judd (Chairman), Manuel J. Cortez, Lloyd
T. Dyer, Kenny C. Guinn, Thomas Y. Hartley, and James R. Lincicome. Mr. Guinn retired as Chairman and Chief Executive Officer of the Company on May 12, 1993, and retired as a full-time employee of the Company on August 31, 1993. Mr. Guinn became a member of the Committee after his retirement as an officer of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Not applicable.

     (b) The following table discloses all common stock of the Company beneficially owned by the directors and executive officers of the Company as of March 1, 1996.

                                                        NO. OF SHARES
                                                        BENEFICIALLY
                 DIRECTOR/EXECUTIVE OFFICER              OWNED(1)(2)
        ------------------------------------------      -------------
        Ralph C. Batastini........................          5,838
        Manuel J. Cortez..........................          1,731
        Lloyd T. Dyer.............................          4,141
        Kenny C. Guinn............................         54,332
        Thomas Y. Hartley.........................          7,687
        Michael B. Jager..........................          4,861(3)
        Leonard R. Judd...........................          2,000
        James R. Lincicome........................          2,000
        Michael O. Maffie.........................         33,957(4)
        Carolyn M. Sparks.........................          2,343
        Robert S. Sundt...........................          5,000
        George C. Biehl...........................         14,613(4)
        Dan J. Cheever............................          3,434
        L. Keith Stewart..........................          7,430
        Thomas J. Trimble.........................         11,091(4)
        Other Executive Officers..................         23,108

---------------
(1) As of March 1, 1996, the directors and executive officers of the Company beneficially owned 183,566 shares, which represents less than 1 percent of the outstanding shares of the Company's Common Stock. No investor owned more than 5 percent of the outstanding voting stock of the Company as of March 1, 1996.

(2) The Common Stock holdings listed in this column include performance shares granted to the Company's executive officers under the Company's Management Incentive Plan for 1993, 1994, and 1995.

(3) Number of shares includes 3,000 shares held in trust for Margaret Jager, over which Mr. Jager has no control.

(4) Number of shares does not include 6,618 shares held by the Southwest Gas Corporation Foundation, which is a charitable trust. Messrs. Maffie, Trimble, and Biehl are trustees of the Foundation but disclaim beneficial ownership of said shares.

     (c) Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1995, some directors and executive officers of the Company were depositors of, and had transactions with, PriMerit Bank. These transactions were on the same terms (including interest rates, repayment terms, and collateral) as those prevailing at the time for comparable transactions with other persons of similar credit-worthiness and, in the opinion of the Board of Directors of the Bank, do not involve more than a normal risk of collectibility or other unfavorable characteristics.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report on Form 10-K:

          (1) The following are included in Part II, Item 8 of this Form:

                                                                    PAGE
                                                                    ----
    Consolidated balance sheets...................................   50
    Consolidated statements of income.............................   51
    Consolidated statements of cash flows.........................   52
    Consolidated statements of stockholders' equity...............   53
    Notes to consolidated financial statements....................   54
    Report of independent public accountants......................   97

          (2) All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

          (3) See list of exhibits.

     (b) Reports on Form 8-K

          The Company filed a Form 8-K, dated November 13, 1995, reporting on the proposed acquisition of Northern Pipeline Construction Co.

          The Company filed a Form 8-K, dated January 8, 1996, reporting on the agreement to sell PriMerit Bank, a wholly owned subsidiary, to Norwest Corporation.

          The Company filed a Form 8-K, dated February 14, 1996, reporting summary financial information for the year ended December 31, 1995.

          The Company filed a Form 8-K, dated March 5, 1996, disclosing the adoption of a Rights Agreement.

     (c) See Exhibits.

                                LIST OF EXHIBITS

EXHIBIT
 NUMBER                                  DESCRIPTION OF DOCUMENT
--------     --------------------------------------------------------------------------------
 2.01(18)    Agreement between Southwest Gas Corporation and The Southwest Companies as
             sellers and Norwest Corporation as buyer, dated January 8, 1996, regarding sale of stock or assets of PriMerit Bank.
 3.01(2)     Restated Articles of Incorporation, as amended.
 3.02(11)    Amended Bylaws of Southwest Gas Corporation.
 4.01(3)     Indenture between the Company and Bank of America National Trust and Savings
             Association, as successor by merger to Security Pacific National Bank, as
             Trustee, dated August 1, 1986, with respect to the Company's 9% Series A and
             Series B and 8 3/4% Series C Debentures.
 4.02(4)     First Supplemental Indenture of the Company to Bank of America National Trust
             and Savings Association, as successor by merger to Security Pacific National
             Bank, as Trustee, dated as of October 1, 1986, supplementing and amending the
             Indenture dated as of August 1, 1986, with respect to the Company's 9%
             Debentures, Series A, due 2011.
 4.03(4)     Second Supplemental Indenture of the Company to Bank of America National Trust
             and Savings Association, as successor by merger to Security Pacific National
             Bank, as Trustee, dated as of November 1, 1986, supplementing and amending the
             Indenture dated as of August 1, 1986, with respect to the Company's 9%
             Debentures, Series B, due 2011.
 4.04(5)     Third Supplemental Indenture of the Company to Bank of America National Trust
             and Savings Association, as successor by merger to Security Pacific National
             Bank, as Trustee, dated as of December 1, 1986, supplementing and amending the
             Indenture dated as of August 1, 1986, with respect to the Company's 8 3/4%
             Debentures, Series C, due 2011.
 4.05(5)     Fourth Supplemental Indenture of the Company to Bank of America National Trust
             and Savings Association, as successor by merger to Security Pacific National
             Bank, as Trustee, dated as of February 1, 1987, supplementing and amending the
             Indenture dated as of August 1, 1986, with respect to the Company's 10%
             Debentures, Series D, due 2017.
 4.06(6)     Fifth Supplemental Indenture of the Company to Bank of America National Trust
             and Savings Association, as successor by merger to Security Pacific National
             Bank, as Trustee, dated as of August 1, 1988, supplementing and amending the
             Indenture dated as of August 1, 1986, with respect to the Company's 9 3/8%
             Debentures, Series E, due 2013.
 4.07(7)     Sixth Supplemental Indenture of the Company to Bank of America National Trust
             and Savings Association, as successor by merger to Security Pacific National
             Bank, as Trustee, dated as of June 16, 1992, supplementing and amending the
             Indenture dated as of August 1, 1986, with respect to the Company's 9 3/4%
             Debentures, Series F, due 2002.
 4.08(8)     Indenture between Clark County, Nevada, and Bank of America Nevada as Trustee,
             dated September 1, 1992, with respect to the issuance of $130,000,000 Industrial
             Development Revenue Bonds (Southwest Gas Corporation), $30,000,000 1992 Series A
             and $100,000,000 1992 Series B.
 4.09(10)    Indenture between Clark County, Nevada, and Harris Trust and Savings Bank as
             Trustee, dated December 1, 1993, with respect to the issuance of $75,000,000
             Industrial Development Revenue Bonds (Southwest Gas Corporation), 1993 Series A,
             due 2033.
 4.10(10)    Indenture between City of Big Bear Lake, California, and Harris Trust and
             Savings Bank as Trustee, dated December 1, 1993, with respect to the issuance of
             $50,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation
             Project), 1993 Series A, due 2028.
 4.11(14)    Certificate of Trust of Southwest Gas Capital I.
 4.12(16)    Amended and Restated Declaration of Trust of Southwest Gas Capital I.
 4.13(16)    Form of Preferred Security (attached as Annex I to Exhibit A to the Amended and
             Restated Declaration of Trust of Southwest Gas Capital I included as Exhibit
             4.12 hereto).
 4.14(15)    Form of Guarantee with respect to Preferred Securities.
 4.15(17)    Southwest Gas Capital I Preferred Securities Guarantee by the Company and Harris
             Trust and Savings Bank, dated as of October 31, 1995.

EXHIBIT
 NUMBER                                  DESCRIPTION OF DOCUMENT
--------     --------------------------------------------------------------------------------
 4.16(17)    Form of Subordinated Debt Security (included in the First Supplemental Indenture included as Exhibit 4.18 hereto).
 4.17(17)    Subordinated Debt Securities Indenture between the Company and Harris Trust and
             Savings Bank, dated as of October 31, 1995.
 4.18(17)    First Supplemental Indenture between the Company and Harris Trust and Savings
             Bank, dated as of October 31, 1995, supplementing and amending the Indenture dated as of October 31, 1995, with respect to the 9.125% Subordinated Debt
             Securities.
 4.19(12)    Form of Deposit Agreement.
 4.20(12)    Form of Depositary Receipt (attached as Exhibit A to Deposit Agreement included as Exhibit 4.11 hereto).
 4.21(12)    Form of Indenture relating to the Senior Debt Securities.
 4.22(19)    Rights Agreement between the Company and Harris Trust Company, as Rights Agent,
             dated as of March 5, 1996.
 4.23        The Company hereby agrees to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Southwest
             Gas Corporation or its subsidiaries.
 9.01        Not applicable.
10.01(1)     Participation Agreement among the Company and General Electric Credit
             Corporation, Prudential Insurance Company of America, Aetna Life Insurance
             Company, Merrill Lynch Interfunding, Bank of America through purchase of Valley
             Bank of Nevada, Bankers Trust Company and First Interstate Bank of Nevada, dated as of July 1, 1982.
10.02(1)     Lease and Agreement between the Company and Spring Mountain Road Associates, dated as of June 15, 1982 and amended as of July 1, 1982.
10.03(10)    Financing Agreement between the Company and Clark County, Nevada, dated
             September 1, 1992.
10.04(10)    Financing Agreement between the Company and Clark County, Nevada, dated as of
             December 1, 1993.
10.05(10)    Project Agreement between the Company and City of Big Bear Lake, California, dated as of December 1, 1993.
10.06(11)    Southwest Gas Corporation Executive Deferral Plan, amended and restated May 10,
             1994.
10.07(9)     Southwest Gas Corporation Directors Deferral Plan, as amended October 29, 1992.
10.08(10)    Southwest Gas Corporation Board of Directors Retirement Plan, amended and restated effective October 1, 1993.
10.09(11)    Southwest Gas Corporation Management Incentive Plan, amended and restated May
             10, 1994.
10.10(11)    Southwest Gas Corporation Supplemental Retirement Plan, amended and restated as of May 10, 1994.
10.11(13)    Management Contract with PriMerit Bank officer.
10.12(13)    $200 million Credit Agreement between the Company, Union Bank of Switzerland, et
             al., dated as of January 27, 1995.
10.13        Merger Agreement among the Company and Northern Pipeline Construction Co., dated as of November 13, 1995.
11.01        Not applicable.
12.01        Not applicable.
13.01        Not applicable.
16.01        Not applicable.
18.01        Not applicable.
21.01        List of subsidiaries of Southwest Gas Corporation.
22.01        Not applicable.

EXHIBIT
 NUMBER                                  DESCRIPTION OF DOCUMENT
--------     --------------------------------------------------------------------------------
23.01        Consent of Arthur Andersen LLP, Independent Public Accountants.
24.01        Not applicable.
27.01        Financial Data Schedule (filed electronically only).
28.01        Not applicable.

---------------
 (1) Incorporated herein by reference to the Company's report on Form 10-K for the year ended December 31, 1982.

 (2) Incorporated herein by reference to the Company's Registration Statement on Form S-2, No. 2-92938.

 (3) Incorporated herein by reference to the Company's Registration Statement on Form S-3, No. 33-7931.

 (4) Incorporated herein by reference to the Company's report on Form 10-K for the year ended December 31, 1986.

 (5) Incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended March 31, 1987.

 (6) Incorporated herein by reference to the Company's report on Form 8-K dated August 23, 1988.

 (7) Incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended June 30, 1992.

 (8) Incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended September 30, 1992.

 (9) Incorporated herein by reference to the Company's report on Form 10-K for the year ended December 31, 1992.

(10) Incorporated herein by reference to the Company's report on Form 10-K for the year ended December 31, 1993.

(11) Incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended June 30, 1994.

(12) Incorporated herein by reference to the Company's Registration Statement on Form S-3, No. 33-55621.

(13) Incorporated herein by reference to the Company's report on Form 10-K for the year ended December 31, 1994.

(14) Incorporated herein by reference to the Company's Registration Statement on Form S-3, No. 33-62143.

(15) Incorporated herein by reference to the Company's Amendment No. 1 to Registration Statement on Form S-3, No. 33-62143.

(16) Incorporated herein by reference to the Company's report on Form 8-K dated October 26, 1995.

(17) Incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended September 30, 1995.

(18) Incorporated herein by reference to the Company's report on Form 8-K dated January 8, 1996.

(19) Incorporated herein by reference to the Company's report on Form 8-K dated March 5, 1996.

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

Date: March 26, 1996

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               SIGNATURE                               TITLE                    DATE
----------------------------------------    ---------------------------    ---------------

            GEORGE C. BIEHL                    Senior Vice President       March 26, 1996
----------------------------------------     (Chief Financial Officer)
           (George C. Biehl)


            EDWARD A. JANOV                         Controller             March 26, 1996
----------------------------------------    (Chief Accounting Officer)
           (Edward A. Janov)

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               SIGNATURE                              TITLE                    DATE
----------------------------------------    --------------------------    ---------------

           RALPH C. BATASTINI                        Director              March 26, 1996
----------------------------------------
          (Ralph C. Batastini)


            MANUEL J. CORTEZ                         Director              March 26, 1996
----------------------------------------
           (Manuel J. Cortez)


             LLOYD T. DYER                           Director              March 26, 1996
----------------------------------------
            (Lloyd T. Dyer)


             KENNY C. GUINN                  Chairman of the Board of
----------------------------------------            Directors              March 26, 1996
            (Kenny C. Guinn)


           THOMAS Y. HARTLEY                         Director              March 26, 1996
----------------------------------------
          (Thomas Y. Hartley)


            MICHAEL B. JAGER                         Director              March 26, 1996
----------------------------------------
           (Michael B. Jager)


            LEONARD R. JUDD                          Director              March 26, 1996
----------------------------------------
           (Leonard R. Judd)


           JAMES R. LINCICOME                        Director              March 26, 1996
----------------------------------------
          (James R. Lincicome)


           MICHAEL O. MAFFIE                  President and Director
----------------------------------------    (Chief Executive Officer)      March 26, 1996
          (Michael O. Maffie)


           CAROLYN M. SPARKS                         Director              March 26, 1996
----------------------------------------
          (Carolyn M. Sparks)


            ROBERT S. SUNDT                          Director              March 26, 1996
----------------------------------------
           (Robert S. Sundt)

                               GLOSSARY OF TERMS

401k               -- The Employees' Investment Plan
ACC                -- Arizona Corporation Commission
AFS                -- Available-For-Sale
AFUDC              -- Allowance for Funds Used During Construction
ARM                -- Adjustable-Rate Mortgages
the Bank           -- PriMerit Bank
the Board          -- Southwest Gas Corporation Board of Directors
CAMEL              -- Capital, Assets, Management, Earnings and Liquidity
CMO                -- Collateralized Mortgage Obligations
the Company        -- Southwest Gas Corporation
CPUC               -- California Public Utilities Commission
CRA                -- Community Reinvestment Act of 1977
El Paso            -- El Paso Natural Gas Company
FASB               -- Financial Accounting Standards Board
FDIC               -- Federal Deposit Insurance Corporation
FDICIA             -- Federal Deposit Insurance Corporation Improvement Act of 1991
FERC               -- Federal Energy Regulatory Commission
FHA                -- Federal Housing Authority
FHLB               -- Federal Home Loan Bank
FHLMC              -- Federal Home Loan Mortgage Corporation
FIRREA             -- Financial Institutions Reform, Recovery and Enforcement Act
flex repos         -- Flexible Reverse Repurchase Agreements
FNMA               -- Federal National Mortgage Association
GAAP               -- Generally Accepted Accounting Principles
Gas Segment        -- Natural Gas Operations Segment
GNMA               -- Government National Mortgage Association
IDRB               -- Industrial Development Revenue Bonds
IRR                -- Interest Rate Risk
ITC                -- Investment Tax Credit
Kern River         -- Kern River Gas Transmission Company
LDC                -- Local Distribution Company
LIBOR              -- London Interbank Offering Rate
LNG                -- Liquefied Natural Gas
MBS                -- Mortgage-Backed Securities
MD&A               -- Management's Discussion and Analysis
MMDA               -- Money Market Demand Account
NOW                -- Negotiable Order of Withdrawal
NPL                -- Northern Pipeline Construction Co.
NPV                -- Net Portfolio Value
OTS                -- Office of Thrift Supervision
Paiute             -- Paiute Pipeline Company
Pataya             -- Pataya Gas Storage Project
PBOP               -- Postretirement Benefits Other Than Pensions
PGA                -- Purchased Gas Adjustment
PSCN               -- Public Service Commission of Nevada
REMIC              -- Real Estate Mortgage Investment Conduits
REO-F              -- Real Estate Acquired Through Foreclosure
SAIF               -- Savings Association Insurance Fund
SAM                -- Supply Adjustment Mechanism
SEC                -- Securities and Exchange Commission
SFAS               -- Statement of Financial Accounting Standards
SFR                -- Single-Family Residential
SoCal              -- Southern California Gas Company
VA                 -- Veterans Administration

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER     DESCRIPTION OF DOCUMENT
  -------    -----------------------
   10.13     Merger Agreement among the Company and Northern Pipeline Construction Co., dated as of November 13, 1995.
   21.01     List of Subsidiaries of Southwest Gas Corporation.
   23.01     Consent of Arthur Andersen LLP, Independent Public Accountants.
   27.01     Financial Data Schedule (filed electronically only).