Form 10-Q
period 1996-03-31
SOUTHWEST GAS CORP
filed 1996-05-15
CIK 92416

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

                For the quarterly period ended March 31, 1996

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

     Common Stock, $1 Par Value 26,247,260 shares as of May 2, 1996

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


ITEM 1.  FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Southwest Gas Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K.

In January 1996, the Company entered into a definitive agreement with Norwest Corporation to sell PriMerit Bank (PriMerit or the Bank). The sale is expected to be finalized in the third quarter of 1996. The financial services activities are accounted for as discontinued operations for consolidated financial reporting purposes. However, as required, the Company has also included the separate, stand-alone financial results and disclosures for the Bank on a going-concern basis in this Form 10-Q. Disclosure of Bank operating activities and results on a going-concern basis is included herein for purposes of providing information considered useful in analyzing the proposed sale.

Separate stand-alone financial results and disclosures reported for the Bank on a going-concern basis are included in ITEM 1, FINANCIAL STATEMENTS (pages 6 to 8) and ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS (MD&A) (pages 12 to
21). The separate stand-alone financial results and disclosures reported for the Bank on a going-concern basis differ from the results and disclosures reported for the Bank as a discontinued operation. In 1996, while the Company will continue, as required, to disclose the ongoing operating results of the Bank through the close of the proposed transaction, those amounts will not be realized or recognized by the Company in its consolidated financial statements, consistent with the terms of the sales agreement.

                  SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                 (Unaudited)
                                                MARCH 31,         DECEMBER 31,
                                                  1996                1995
                                              ------------        ------------
                                    ASSETS
Utility plant
  Gas plant                                   $  1,604,299        $  1,579,665
  Less:  accumulated depreciation                 (476,960)           (474,891)
  Acquisition adjustments                            6,189               6,298
  Construction work in progress                     25,888              26,678
                                              ------------        ------------
    Net utility plant                            1,159,416           1,137,750
                                              ------------        ------------
Current assets
  Cash and cash equivalents                          5,932              11,168
  Accounts receivable, net of allowances            43,446              38,186
  Accrued utility revenue                           28,071              43,900
  Deferred tax benefit                              17,022              17,089
  Prepaids and other current assets                 27,300              31,386
  Net assets of discontinued operations            175,118             175,493
                                              ------------        ------------
    Total current assets                           296,889             317,222
                                              ------------        ------------
Deferred charges and other assets                   76,912              77,555
                                              ------------        ------------
Total assets                                  $  1,533,217        $  1,532,527
                                              ============        ============

                        CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock, $1 par (authorized -
   30,000,000 shares; issued and
   outstanding -  24,725,072 and
   24,467,499 shares)                         $     26,355        $     26,097
  Additional paid-in capital                       316,720             312,631
  Retained earnings                                 27,084              17,322
                                              ------------        ------------
    Total common equity                            370,159             356,050

  Redeemable preferred securities of
   Southwest Gas Capital I                          60,000              60,000
  Long-term debt, less current maturities          612,666             607,945
                                              ------------        ------------
    Total capitalization                         1,042,825           1,023,995
                                              ------------        ------------
Current liabilities
  Current maturities of long-term debt             120,000             120,000
  Short-term debt                                       --              37,000
  Accounts payable                                  49,294              41,864
  Accrued taxes                                     45,866              29,116
  Deferred purchased gas costs                      34,900              32,776
  Other current liabilities                         59,668              69,455
                                              ------------        ------------
    Total current liabilities                      309,728             330,211
                                              ------------        ------------
Deferred income taxes and other credits
  Deferred income taxes and investment
   tax credits                                     140,044             138,893
  Other deferred credits                            40,620              39,428
                                              ------------        ------------
    Total deferred income taxes and
     other credits                                 180,664             178,321
                                              ------------        ------------
Total capitalization and liabilities          $  1,533,217        $  1,532,527
                                              ============        ============

       The accompanying notes are an integral part of these statements.

                                  SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (In thousands, except per share amounts)
                                                   (Unaudited)
                                                            THREE MONTHS ENDED            TWELVE MONTHS ENDED
                                                                 MARCH 31,                     MARCH 31,
                                                           ---------------------         ---------------------
                                                             1996        1995              1996        1995
                                                           ---------   ---------         ---------   ---------
Gas operating revenues                                     $ 188,352   $ 203,521         $ 548,333   $ 595,492
Net cost of gas                                               78,469      98,906           207,019     251,833
                                                           ---------   ---------         ---------   ---------
  Operating margin                                           109,883     104,615           341,314     343,659
                                                           ---------   ---------         ---------   ---------
Operating expenses:
  Operations and maintenance                                  47,211      45,867           189,313     181,631
  Depreciation and amortization                               16,539      15,137            63,894      58,340
  Taxes other than income taxes                                7,594       6,782            27,985      25,751
                                                           ---------   ---------         ---------   ---------
    Total operating expenses                                  71,344      67,786           281,192     265,722
                                                           ---------   ---------         ---------   ---------
Operating income                                              38,539      36,829            60,122      77,937
                                                           ---------   ---------         ---------   ---------
Other income and (expenses):
  Net interest deductions                                    (12,953)    (13,322)          (52,986)    (51,136)
  Preferred securities distributions                          (1,369)         --            (2,281)         --
  Other income (deductions), net                                  79         208              (781)       (674)
                                                           ---------   ---------         ---------   ---------
    Total other income and (expenses)                        (14,243)    (13,114)          (56,048)    (51,810)
                                                           ---------   ---------         ---------   ---------
Income from continuing operations before income taxes         24,296      23,715             4,074      26,127
Income tax expense                                             9,437       9,266             1,010       9,887
                                                           ---------   ---------         ---------   ---------
Income from continuing operations                             14,859      14,449             3,064      16,240
Net income (loss) from discontinued operations                    --         196           (17,732)      1,997
                                                           ---------   ---------         ---------   ---------
Net income (loss)                                             14,859      14,645           (14,668)     18,237
Preferred/preference stock dividend requirements                  --          95               212         467
                                                           ---------   ---------         ---------   ---------
Net income (loss) applicable to common stock               $  14,859   $  14,550         $ (14,880)  $  17,770
                                                           =========   =========         =========   =========

Earnings per share from continuing operations              $    0.60   $    0.67         $    0.12   $    0.75
Earnings (loss) per share from discontinued operations            --         .01             (0.74)       0.09
                                                           ---------   ---------         ---------   ---------
Earnings (loss) per share of common stock                  $    0.60   $    0.68         $   (0.62)  $    0.84
                                                           =========   =========         =========   =========
Dividends paid per share of common stock                   $   0.205   $   0.205         $    0.82   $    0.81
                                                           =========   =========         =========   =========
Average number of common shares outstanding                   24,604      21,396            24,025      21,170
                                                           =========   =========         =========   =========

               The accompanying notes are an integral part of these statements.

                                       SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Thousands of dollars)
                                                       (Unaudited)
                                                                  THREE MONTHS ENDED             TWELVE MONTHS ENDED
                                                                       MARCH 31,                      MARCH 31,
                                                                ---------------------          -----------------------
                                                                  1996        1995               1996          1995
                                                                ---------   ---------          ---------     ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                    $  14,859   $  14,645          $ (14,668)    $  18,237
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                                 16,539      15,137             63,894        58,340
     Deferred income taxes                                          1,218      (8,674)            (5,422)      (19,136)
     Changes in current assets and liabilities
       Accounts receivable                                         (5,260)     15,667             (1,208)          363
       Accrued utility revenue                                     15,829      17,880              1,582        (2,450)
       Unrecovered purchased gas costs                              2,124      21,432             28,687        31,871
       Accounts payable                                             7,430     (17,144)            17,473       (12,936)
       Accrued taxes                                               16,750      17,077            (14,147)        7,046
       Other current assets and liabilities                        (7,123)      4,362             (7,824)       12,460
     Other                                                          2,746      (1,158)             3,699         1,520
     Undistributed (income) loss from discontinued operations          --      (1,678)            13,254        (7,161)
                                                                ---------   ---------          ---------     ---------
     Net cash provided by operating activities                     65,112      77,546             85,320        88,154
                                                                ---------   ---------          ---------     ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Construction expenditures                                       (38,774)    (33,928)          (171,029)     (145,259)
  Other                                                              (105)     (1,663)             4,023           (95)
                                                                ---------   ---------          ---------     ---------
    Net cash used in investing activities                         (38,879)    (35,591)          (167,006)     (145,354)
                                                                ---------   ---------          ---------     ---------

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                          4,354       3,605             45,593         7,867
  Issuance of trust originated preferred securities                    --          --             57,713            --
  Reacquisition of preferred/preference stocks                         --          --             (4,000)       (4,058)
  Dividends paid                                                   (5,044)     (4,522)           (20,097)      (17,694)
  Issuance of long-term debt                                        4,986       7,000             47,393        34,000
  Retirement of long-term debt                                       (127)     (2,061)              (351)       (2,256)
  Issuance (repayment) of short-term debt                         (37,000)    (22,000)           (70,000)       62,000
  Other                                                             1,362          45              1,269           579
                                                                ---------   ---------          ---------     ---------
    Net cash provided by (used in) financing activities           (31,469)    (17,933)            57,520        80,438
                                                                ---------   ---------          ---------     ---------


 Change in cash and temporary cash investments                     (5,236)     24,022            (24,166)       23,238
 Cash at beginning of period                                       11,168       6,076             30,098         6,860
                                                                ---------   ---------          ---------     ---------

 Cash at end of period                                          $   5,932   $  30,098          $   5,932     $  30,098
                                                                =========   =========          =========     =========

 Supplemental information:
 Interest paid, net of amounts capitalized                      $  16,289   $  16,766          $  61,900     $  57,104
                                                                =========   =========          =========     =========
 Income taxes paid, net of refunds                              $      --   $   5,179          $  15,234     $  12,403
                                                                =========   =========          =========     =========

                The accompanying notes are an integral part of these statements.

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   ----------------------------------------------------

Note 1 - PriMerit Bank Financial Statement Data

Summarized consolidated financial statement data for PriMerit Bank is presented below:

                   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                    (Thousands of dollars)
                                         (Unaudited)
                                                    MARCH 31,     DECEMBER 31,
                                                      1996            1995
                                                   ----------      ----------
                    ASSETS

Cash and due from banks                            $   51,655      $   46,759
Cash equivalents                                           --          72,991
Debt securities available for sale                    389,017         422,421
Debt securities held to maturity (fair value of
 $59,942 and $63,675)                                  60,462          64,254
Loans receivable, net of allowance for estimated
 credit losses of $16,561 and $16,353               1,092,647       1,070,081
Loans receivable held for sale (fair value of
 $7,632 and $6,032)                                     7,566           5,855
Real estate acquired through foreclosure, net of
 allowance for estimated losses of $277 and $267        3,679           3,136
Real estate held for sale or development, net of
 allowance for estimated losses of $737 and $863          368             247
FHLB stock, at cost                                    10,406          11,057
Excess of cost over net assets acquired                49,956          49,956
Other assets                                           34,978          28,262
                                                   ----------      ----------
                                                   $1,700,734      $1,775,019
                                                   ==========      ==========

      LIABILITIES AND STOCKHOLDER'S EQUITY

Deposits                                           $1,253,005      $1,266,071
Securities sold under agreements to repurchase         75,707         140,710
Advances from FHLB                                    164,400         164,400
Notes payable                                           7,995           7,995
Other liabilities                                      24,130          22,284
                                                   ----------      ----------
                                                    1,525,237       1,601,460
                                                   ----------      ----------
Stockholder's equity:
  Common stock                                             57              57
  Additional paid-in capital                          160,442         160,442
  Unrealized gain, net of tax, on debt securities
   available for sale                                     462           1,409
  Retained earnings                                    14,536          11,651
                                                   ----------      ----------
                                                      175,497         173,559
                                                   ----------      ----------
                                                   $1,700,734      $1,775,019
                                                   ==========      ==========

                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Thousands of dollars)
                                                (Unaudited)
                                                             THREE MONTHS ENDED       TWELVE MONTHS ENDED
                                                                 MARCH 31,                 MARCH 31,
                                                           ---------------------     ---------------------
                                                             1996        1995          1996        1995
                                                           ---------   ---------     ---------   ---------
Interest income                                            $  32,432   $  33,211     $ 132,098   $ 123,600
Interest expense                                              16,890      18,429        71,761      64,170
                                                           ---------   ---------     ---------   ---------
 Net interest income                                          15,542      14,782        60,337      59,430
Provision for estimated credit losses                         (1,626)     (1,364)       (8,411)     (7,160)
                                                           ---------   ---------     ---------   ---------
 Net interest income after provision for credit losses        13,916      13,418        51,926      52,270
                                                           ---------   ---------     ---------   ---------
Net income (loss) from real estate operations                   (10)       (433)          227        (560)
                                                           ---------   ---------     ---------   ---------
Gain on sale of loans                                            291          72         1,386         422
Loss on sale of loans                                            (78)         --          (155)       (195)
Net gain on sale of debt securities                               --          --           970           1
Gain (loss) on secondary marketing hedging activity              (12)         (4)         (128)        254
Loan-related fees                                                290         317         1,428       1,245
Deposit-related fees                                           1,855       1,850         7,594       7,143
Loss on sale of credit cards                                      --          --            --          (1)
Other income                                                      23           8           201         193
                                                           ---------   ---------     ---------   ---------
 Total noninterest income                                      2,369       2,243        11,296       9,062
                                                           ---------   ---------     ---------   ---------
General and administrative expenses                           11,262      11,151        44,506      43,672
Amortization of cost in excess of net assets acquired             --         965         2,896       3,860
Impairment of cost in excess of net assets acquired               --          --        11,823          --
                                                           ---------   ---------     ---------   ---------
 Total noninterest expense                                    11,262      12,116        59,225      47,532
                                                           ---------   ---------     ---------   ---------
Income before income taxes                                     5,013       3,112         4,224      13,240
Income tax expense                                             1,753       1,434         5,847       6,079
                                                           ---------   ---------     ---------   ---------
 Net income (loss)                                         $   3,260   $   1,678     $  (1,623)  $   7,161
                                                           =========   =========     =========   =========
 Contribution to consolidated net income (a)               $      --   $     196     $ (17,732)  $   1,997
                                                           =========   =========     =========   =========

(a) Includes after-tax allocation of costs from parent for periods through December 31, 1995.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)
                                  (Unaudited)
                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                  -----------------------------
                                                     1996              1995
                                                  -----------       -----------
Net cash provided by operating activities         $       782       $     9,898
                                                  -----------       -----------

Cash flows from investing activities:
  Proceeds from maturities and principal
   repayments of debt securities                       35,407            29,893
  Proceeds from sale of FHLB stock                        794                --
  Principal repayments of loans                        90,801            56,748
  Loan originations                                  (130,099)         (103,826)
  Proceeds from sales of loans and
   loan servicing rights                               12,894             3,850
  Payment for termination of secondary
   marketing hedges                                       (12)               (4)
  Proceeds from sales of real estate
   held for development                                    19               246
  Acquisition of/expenses related to
   real estate held for development                      (139)             (190)
  Proceeds from sales of real estate
   acquired through foreclosure                           308             2,860
  Net change to premises and equipment                   (406)             (900)
                                                  -----------       -----------
   Net cash provided by (used in) investing
    activities                                          9,567           (11,323)
                                                  -----------       -----------

Cash flows from financing activities:
  Proceeds from deposits                            1,494,612         1,271,876
  Payments for maturing deposits                   (1,507,678)       (1,255,832)
  Proceeds from securities sold under
   agreements to repurchase                            34,003           340,817
  Repayment of securities sold under
   agreements to repurchase                           (99,006)         (408,078)
  Proceeds from other borrowings                          500            50,000
  Repayment of other borrowings                          (500)               --
  Dividends paid to Southwest                            (375)               --
                                                  -----------       -----------
   Net cash used in financing activities              (78,444)           (1,217)
                                                  -----------       -----------
Net decrease in cash and cash equivalents             (68,095)           (2,642)
Cash and cash equivalents at the beginning
 of the year                                          119,750           123,922
                                                  -----------       -----------
Cash and cash equivalents at March 31             $    51,655       $   121,280
                                                  -----------       -----------

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest, net of amounts capitalized            $     4,846       $     7,779
                                                  ===========       ===========
  Income taxes, net payments                      $        --       $        --
                                                  ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is principally engaged in the business of purchasing, transporting, and distributing natural gas to residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. The Company also engaged in financial services activities through PriMerit Bank, a wholly owned subsidiary. In January 1996, the Company signed a definitive agreement to sell all of the outstanding common stock of PriMerit to Norwest Corporation (Norwest) for $175 million. In April 1996, Norwest elected, pursuant to an option in the original agreement, to structure the acquisition as a purchase of substantially all of the assets and liabilities of the Bank for approximately $191 million. It is estimated that the Company will be required to pay an additional $16 million in income taxes by virtue of consummating the Bank sale as a purchase of assets and an assumption of liabilities. The consideration of $191 million therefore provides the economic equivalent to the Company of a sale of stock of the Bank for $175 million.
The intended use of the proceeds will be to reduce outstanding long-term debt. The sale is expected to be finalized in the third quarter of 1996, following receipt of shareholder and various governmental approvals and satisfaction of other customary closing conditions. Due to the intended sale of PriMerit during 1996, the financial services activities are considered discontinued operations for consolidated financial reporting purposes. See additional discussion of the sale below.

In April 1996, the Company completed the acquisition of Northern Pipeline Construction Co. (NPL) pursuant to a definitive agreement dated November 1995. The Company issued approximately 1,439,000 shares of common stock in exchange for 100 percent of NPL common stock valued at $24 million. NPL provides local gas distribution companies with installation, replacement, and maintenance services for underground natural gas distribution systems.

For the twelve months ended March 31, 1996, the gas segment contributed income of $3 million, while discontinued operations-financial services experienced a $17.7 million loss, resulting in a total net loss of $14.7 million.

CAPITAL RESOURCES AND LIQUIDITY

The capital requirements and resources of the Company generally are determined independently for the natural gas operations and financial services segments. Each business activity is generally responsible for securing its own financing sources.

Under terms of the definitive agreement with Norwest, the Bank is limited in the amount of dividends payable to the Company through the closing date of the sale to $375,000 per quarter through June 30, 1996 and up to $3.5 million in the third quarter of 1996, dependent upon the timing of the closing date of the sale. During the quarter ended March 31, 1996, the Bank declared and paid a $375,000 dividend to the Company.

See separate discussions of the capital resources and liquidity for each business activity.

RESULTS OF CONSOLIDATED OPERATIONS

Quarterly Analysis
- ---------------------
                                                   Contribution to Net Income
                                                  Three Months Ended March 31,
                                                  ---------------------------
                                                    (Thousands of dollars)
                                                      1996            1995
                                                  -----------     -----------
Continuing operations-natural gas operations      $    14,859     $    14,449
Discontinued operations-financial services                 --             196
                                                  -----------     -----------
Net income                                        $    14,859     $    14,645
                                                  ===========     ===========

See separate discussions of each business segment for an analysis of these changes.

Twelve-Month Analysis
- ---------------------
                                                 Contribution to Net Income
                                                Twelve Months Ended March 31,
                                                -----------------------------
                                                   (Thousands of dollars)
                                                   1996               1995
                                                ----------         ----------
Continuing operations-natural gas operations    $    3,064         $   16,240
Discontinued operations-financial services         (17,732)             1,997
                                                ----------         ----------
Net income (loss)                               $  (14,668)        $   18,237
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

The Company purchases, transports, and distributes natural gas to approximately 1,042,000 residential, commercial, and industrial customers within its three-state service territory, of which 59 percent are in Arizona, 31 percent are in Nevada, and 10 percent are in California. During the twelve months ended March 31, 1996, the Company earned 59 percent of operating margin from residential customers, 24 percent from commercial customers, and 17 percent from industrial and other customers. During this same period, the Company earned 57 percent of operating margin in Arizona, 32 percent in Nevada, and 11 percent in California. This pattern is consistent with prior years and is expected to continue.

For the twelve months ended March 31, 1996, the Company's natural gas construction expenditures totaled $171 million, an 18 percent increase when compared to $145 million of additions for the same period ended a year ago. The increase is attributed to the investment in new transmission and distribution plant in Arizona, Nevada, and California to meet the demand from the Company's growing customer base.

CAPITAL RESOURCES AND LIQUIDITY

The Company currently estimates that construction expenditures for its natural gas operations for the three-year period ending December 31, 1998 will be approximately $470 million. It is currently estimated that cash flow from operating activities (net of dividends) will fund approximately one-half of the gas operation's total construction expenditures during the three-year period ending December 31, 1998. A portion of the construction expenditure funding will be provided by $36 million of funds held in trust, at December 31, 1995, from the issuance of 1993 Clark County, Nevada, Series A and 1993 City of Big Bear Lake, California, Series A industrial development revenue bonds (IDRB). The remaining cash requirements are expected to be provided by external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, and growth factors in the Company's service areas. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

RESULTS OF NATURAL GAS OPERATIONS

Quarterly Analysis
- ------------------

Contribution to consolidated net income increased $410,000, compared to the first quarter of 1995. The increase was principally the result of fundamental improvements in operating margin, substantially offset by higher operating and financing expenses incurred as a result of the expansion and upgrading of the gas system to accommodate continued customer growth.

Operating margin increased five percent in the first quarter of 1996 when compared to the first quarter of 1995. During the first quarter of 1996, the Company billed an average of 53,000 more customers per month than in the prior period, resulting in approximately $6.6 million of additional margin. However, the impact of record warm weather in the southwest region of the country during the first quarters of 1996 and 1995 reduced operating margin in both periods. On a weather-normalized basis, first quarter 1996 operating margin would have been approximately $16 million, or 15 percent, greater than actually reported, while first quarter 1995 weather-normalized margin would have been approximately $15 million greater than actual.

Operations and maintenance expenses increased $1.3 million, or three percent, reflecting increases in labor and maintenance costs along with incremental operating expenses associated with meeting the needs of the Company's growing customer base.

Depreciation expense and general taxes increased $2.2 million, or ten percent, as a result of additional plant in service. Average gas plant in service increased $147 million, or ten percent, as compared to the first quarter of 1995. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Net interest deductions decreased $369,000, or three percent, over the prior period. Average total debt outstanding during the current quarter decreased one percent compared to the first quarter of 1995, and consisted of a $64 million decrease in average short-term debt, partially offset by a $53 million increase in average long-term debt, net of funds held in trust. The decrease is attributed to repayment of short-term debt from the proceeds of the May 1995 common stock issuance and October 1995 preferred securities issuance. Long-term debt issuances were comprised of the drawdown of IDRB funds previously held in trust to finance construction expenditures.

Preferred securities distributions during the first quarter of 1996 were $1.4 million. These distributions were generated from the original issuance of preferred securities in October 1995.

Twelve-Month Analysis
- ---------------------

Contribution to consolidated net income decreased $13.2 million as compared to the corresponding twelve-month period of the prior year. Operating margin decreased while operations and maintenance expense, depreciation expense, general taxes, and net interest deductions increased.

Despite a five percent increase in the average number of customers billed between the two periods, operating margin decreased $2.3 million due to record warm weather experienced during the 1995/1996 winter heating season. On a weather-normalized basis, operating margin would have been approximately
$29 million greater than actually reported for the twelve months ended
March 31, 1996, while weather-normalized margin would have been approximately $10 million greater than actual for the twelve months ended March 31, 1995.

Operations and maintenance expenses increased $7.7 million, or four percent, primarily as a result of general cost increases in labor and materials over the same period a year ago. These increases reflect the incremental cost of providing service to the Company's steadily growing customer base.

Depreciation expense and general taxes increased $7.8 million, or nine percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $138 million, or ten percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate the number of new customers being added to the system.

Net interest deductions increased $1.9 million, or four percent, during the twelve months ended March 1996 over the comparative period of the prior year. Average total debt outstanding during the period increased three percent and consisted of a $68 million increase in average long-term debt, net of funds held in trust, and a $49 million decrease in average short-term debt. The increase in debt is attributed primarily to borrowings for construction expenditures and operating activities as well as the drawdown of IDRB funds previously held in trust, while the short-term debt decrease is due to the issuance of common stock and preferred securities.

Preferred securities distributions during the current period were $2.3 million. These distributions were generated from the original issuance of preferred securities in October 1995.

Rates and Regulatory Proceedings
- --------------------------------

  NEVADA

In December 1995, the Company filed general rate cases with the Public Service Commission of Nevada (PSCN) seeking approval to increase revenues by $15.8 million, or 12 percent, annually for its southern Nevada rate jurisdiction and $5 million, or 10 percent, annually for its northern Nevada rate jurisdiction. The Company was seeking recovery of increased operating and maintenance costs, construction-related financing, tax, insurance, and depreciation expenses associated with its expanding customer base. In
April 1996, the PSCN approved a settlement of the general rate cases which provide the Company with a $10.6 million general rate increase in southern Nevada and a $3.2 million increase in northern Nevada. The settlement achieved a number of rate design and tariff restructuring changes resulting in rates that are more cost-based. Over 86 percent of annual margin will now be recoverable from core customer classes, those most responsible for the increased costs of operations. The settlement also adjusts rate design by equalizing margins earned from sales and transportation customers, resulting in consistent margin regardless of the type of service elected by a customer. The settlement also specifies a moratorium on future general rate increase requests until April 1999. The new rates become effective July 1, 1996.


             DISCONTINUED OPERATIONS-FINANCIAL SERVICES SEGMENT

In January 1996, the Company reached an agreement to sell PriMerit Bank (the
Bank) to Norwest Corporation (Norwest). In April 1996, Norwest elected to structure the acquisition as a purchase of substantially all of the assets and liabilities of the Bank. The sale is expected to be finalized in the third quarter of 1996, following receipt of shareholder and various governmental approvals and the satisfaction of other customary closing conditions. Due to the intended sale of the Bank during 1996, the financial services activities are considered discontinued operations for consolidated financial reporting purposes. The following Bank-related information and disclosures present the Bank as a stand-alone entity and are presented for purposes of providing information considered useful in analyzing the proposed sale.

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

The Bank's principal business is to attract deposits from the general public and make loans secured by real estate and other collateral to enable borrowers to purchase, refinance, construct, or improve such property. Revenues are derived from interest income on real estate loans; debt securities; commercial, construction, corporate and consumer loans; and to a lesser extent, fees received in connection with loans and deposits. The Bank's major expense is the interest paid on savings deposits and borrowings.

CAPITAL RESOURCES AND LIQUIDITY

In accordance with OTS regulations, the Bank is required to maintain an average daily balance of liquid assets equal to at least five percent of its liquidity base (savings deposits and borrowings due in one year or less) during the preceding calendar month. The liquidity ratio was 8.9 percent for the month of March 1996. The Bank maintains a ratio higher than the requirement due to its increased level of transaction accounts relative to a traditional thrift. Management considers the Bank's liquidity position to be adequate. At March 31, 1996, the Bank maintained in excess of $433 million of unencumbered assets which could be borrowed against, or sold, to increase liquidity levels.

The Bank's deposits decreased $13 million during the quarter primarily due to a decline in certificates of deposit accounts. During the first quarter, the Bank repaid a net $65 million of primarily short-term reverse repurchase agreements.

Under terms of the definitive agreement with Norwest, the Bank is limited in the amount of dividends payable to the Company through the closing date of the sale to $375,000 per quarter through June 30, 1996 and up to $3.5 million in the third quarter of 1996, dependent upon the timing of the closing date of the sale. During the quarter ended March 31, 1996, the Bank declared and paid a $375,000 dividend to the Company.

FINANCIAL AND REGULATORY CAPITAL

At March 31, 1996, the Bank exceeded all three capital ratios for a "well-capitalized" institution as defined by the FDIC Improvement Act of 1991 (FDICIA), and all three fully phased-in FDICIA capital requirements which will be applicable at July 1, 1996 under current FDICIA capital standards. During the first quarter of 1996, all three of the Bank's regulatory capital ratios increased principally as a result of the Bank's year-to-date net income of $3.3 million, partially offset by an increased risk-weighted asset base. The Bank continues to be classified as "well capitalized" under FDICIA.

A reconciliation of stockholder's equity to the three FDICIA regulatory capital standards and the Bank's resulting ratios are set forth in the table below (thousands of dollars):

                                                      MARCH 31, 1996                                 DECEMBER 31, 1995
                                        ---------------------------------------         ---------------------------------------
                                            TOTAL        TIER 1       TIER 1              TOTAL         TIER 1       TIER 1
                                         RISK-BASED    RISK-BASED    LEVERAGE            RISK BASED    RISK-BASED    LEVERAGE
                                        -----------   -----------   -----------         -----------   -----------   -----------

Stockholder's equity                    $   175,497   $   175,497   $   175,497         $   173,559   $   173,559   $   173,559
Capital adjustments:
 Nonsupervisory goodwill                    (38,287)      (38,287)      (38,287)            (38,287)      (38,287)      (38,287)
 Supervisory goodwill                       (23,492)      (23,492)      (23,492)            (23,492)      (23,492)      (23,492)
 Goodwill impairment allowance               11,823        11,823        11,823              11,823        11,823        11,823
 Real estate investment and
  mortgage servicing rights                  (1,275)         (364)         (364)             (1,283)         (367)         (367)
 Unrealized gain, net of tax, on
  debt securities available for sale           (462)         (462)         (462)             (1,409)       (1,409)       (1,409)
 General loan loss reserves                  12,682            --            --              12,542            --            --
                                        -----------   -----------   -----------         -----------   -----------   -----------
Regulatory capital                      $   136,486   $   124,715   $   124,715         $   133,453   $   121,827   $   121,827
                                        ===========   ===========   ===========         ===========   ===========   ===========


Regulatory capital ratio                      13.50%        12.34%         7.55%              13.35%        12.19%         7.07%
Adequately capitalized required ratio          8.00          4.00          4.00                8.00          4.00          4.00
                                        -----------   -----------   -----------         -----------   -----------   -----------

Excess                                         5.50%         8.34%         3.55%               5.35%         8.19%         3.07%
                                        ===========   ===========   ===========         ===========   ===========   ===========

Asset base                              $ 1,010,678   $ 1,010,678   $ 1,650,838         $   999,560   $   999,560   $ 1,724,306
                                        ===========   ===========   ===========         ===========   ===========   ===========

At March 31, 1996, under fully phased-in FDICIA capital rules applicable at July 1, 1996, the Bank would have exceeded its "adequately capitalized" fully phased-in total risk-based, tier 1 risk-based, and tier 1 leverage capital requirements by $55.4 million, $84 million and $58.4 million, respectively. The Bank's fully phased-in capital levels improved slightly from December 31, 1995 due to earnings for the quarter.

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

The Bank only enters into interest rate swaps to hedge specific assets or liabilities, and not for speculative or trading purposes. Therefore, the Bank accounts for the swaps by accruing for the cash flows which are contractually receivable and payable under the agreements. These net costs are included as cost of hedging activities in the consolidated statements of operations.

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

The following table summarizes the terms of the Bank's outstanding interest rate swaps as of the dates indicated (thousands of dollars):

                                               MARCH 31,       DECEMBER 31,
                                                 1996              1995
                                             -----------       -----------

Notional principal                           $    98,200       $    98,200
Weighted average remaining term (months)              56                59
Weighted average fixed-rate payable                 6.87%             6.87%
Weighted average variable-rate receivable           5.58%             5.94%
Unrealized gains                             $       561       $        77
Unrealized losses                            $    (2,548)      $    (4,942)

The decrease in unrealized losses, from December 1995 to March 1996, affiliated with the interest rate swaps is due to increased interest rates. Conversely, the fair value of the assets hedged by these interest rate swaps has decreased.

RESULTS OF FINANCIAL SERVICES OPERATIONS

Quarterly Analysis
- ------------------

The Bank recorded net income of $3.3 million for the three months ended
March 31, 1996 compared to net income of $1.7 million for the same period in 1995. The primary after-tax component of the Bank's 1996 first quarter net income was $3.3 million from core banking operations. After-tax components of the Bank's 1995 first quarter net income were comprised of $3 million from core banking operations, partially offset by $281,000 in real estate losses and $965,000 of goodwill amortization expense.

The Bank ceased amortizing goodwill in 1996, after recording an impairment loss on goodwill, in December 1995, in conjunction with the Bank's pending sale to Norwest.

The following table sets forth information with respect to interest rate spreads for the periods shown (thousands of dollars):

                                                                        Three Months Ended March 31,
                                            --------------------------------------------------------------------------------------
                                                              1996                                         1995
                                            -----------------------------------------    -----------------------------------------
                                              Average                       Average        Average                       Average
                                              Balance       Interest         Yield         Balance       Interest         Yield
                                            -----------    -----------    -----------    -----------    -----------    -----------
Interest-earning assets:
 Cash equivalents                           $    16,439    $       238           5.80%   $    83,144    $     1,258           6.05%
 Debt securities held to maturity                62,311          1,190           7.64        100,619          1,823           7.25
 Debt securities available for sale             406,168          6,824           6.72        516,000          8,658           6.71
 Loans receivable (net)                       1,087,910         24,032           8.84        956,954         21,247           8.88
 FHLB stock                                      10,828            148           5.48         17,458            225           5.16
                                            -----------    -----------    -----------    -----------    -----------    -----------
Total interest-earning assets               $ 1,583,656         32,432           8.19    $ 1,674,175         33,211           7.93
                                            ===========    -----------    -----------    ===========    -----------    -----------

Interest-bearing liabilities:
 Deposits                                   $ 1,251,448         12,566           4.04    $ 1,239,028         12,404           4.06
 Securities sold under
  agreements to repurchase                       81,811          1,206           5.93        261,243          4,033           6.26
 Advances from FHLB                             164,405          2,732           6.68        112,332          1,623           5.86
 Notes payable                                    7,995            121           6.09          8,135            171           8.52
                                            -----------    -----------    -----------    -----------    -----------    -----------
Total interest-bearing liabilities          $ 1,505,659         16,625           4.44    $ 1,620,738         18,231           4.56
                                            ===========                                  ===========
Cost of hedging activities                                         265           0.07                           198           0.05
                                                           -----------    -----------                   -----------    -----------
Cost of funds                                                   16,890           4.51                        18,429           4.61
                                                           -----------    -----------                   -----------    -----------
Net interest income                                        $    15,542           3.68%                  $    14,782           3.32%
                                                           ===========    ===========                   ===========    ===========
Net yield on interest-earning assets                                             3.93%                                        3.53%
                                                                          ===========                                  ===========

During the first quarter of 1996, average interest-earning assets decreased by approximately $91 million compared to the first quarter of 1995. Cash equivalents decreased by approximately $67 million due to paydowns of short-term borrowings. Loans increased by approximately $131 million due to increased originations. Although interest rates decreased during the period, the average yield on interest-earning assets increased due to the changes in the mix of assets, including a reduction of lower yielding cash equivalents. Securities sold under agreements to repurchase decreased by approximately
$179 million due to paydowns at maturity. The overall reduction in relatively high cost borrowings caused the average yield on interest-bearing liabilities to decrease. The combination of higher yields on assets and lower costs on liabilities resulted in the yield on net interest income increasing by 40 basis points.

Twelve-Month Analysis
- ---------------------

The Bank recorded a net loss of $1.6 million for the twelve months ended
March 31, 1996 compared to net income of $7.2 million for the twelve months ended March 31, 1995. After-tax components of the Bank's net loss for the twelve months ended March 31, 1996 included an $11.8 million goodwill impairment and $2.9 million of goodwill amortization expense, partially offset by earnings of $12.2 million from core banking operations, $145,000 from real estate operations and $800,000 from an adjustment to tax bad debt reserves not expected to reverse. After-tax components of the Bank's net income for the twelve months ended March 31, 1995 were comprised of $11.9 million from core banking operations and a gain of $166,000 from real estate operations, offset partially by a loss of $498,000 from adjustments and charge-offs related to the sale of the Bank's remaining credit card portfolio, $527,000 of real estate litigation costs, and $3.9 million of goodwill amortization expense.

The following table sets forth information with respect to interest rate spreads for the periods shown (thousands of dollars):

                                                                         Twelve Months Ended March 31,
                                            --------------------------------------------------------------------------------------
                                                              1996                                         1995
                                            -----------------------------------------    -----------------------------------------
                                              Average                       Average        Average                       Average
                                              Balance       Interest         Yield         Balance       Interest         Yield
                                            -----------    -----------    -----------    -----------    -----------    -----------
Interest-earning assets:
 Cash equivalents                           $    26,935    $     1,619           6.01%   $    59,752    $     3,137           5.25%
 Debt securities held to maturity                80,322          6,165           7.68         81,731          5,641           6.90
 Debt securities available for sale             457,109         30,728           6.72        538,784         34,399           6.38
 Loans receivable (net)                       1,045,957         93,002           8.89        912,144         79,512           8.72
 FHLB stock                                      11,302            584           5.17         17,126            911           5.32
                                            -----------    -----------    -----------    -----------    -----------    -----------
Total interest-earning assets               $ 1,621,625        132,098           8.15    $ 1,609,537        123,600           7.68
                                            ===========    -----------    -----------    ===========    -----------    -----------

Interest-bearing liabilities:
 Deposits                                   $ 1,249,492         52,100           4.17    $ 1,237,516         46,187           3.73
 Securities sold under
  agreements to repurchase                      130,760          8,062           6.17        223,794         12,347           5.52
 Advances from FHLB                             155,542         10,300           6.62         83,843          4,344           5.18
 Notes payable                                    8,031            608           7.57          8,171            652           7.98
                                            -----------    -----------    -----------    -----------    -----------    -----------
Total interest-bearing liabilities          $ 1,543,825         71,070           4.60    $ 1,553,324         63,530           4.09
                                            ===========                                  ===========
Cost of hedging activities                                         691           0.05                           646           0.04
                                                           -----------    -----------                   -----------    -----------
Cost of funds                                                   71,761           4.65                        64,176           4.13
                                                           -----------    -----------                   -----------    -----------
Capitalized and transferred interest                                --             --                            (6)            --
                                                           -----------    -----------                   -----------    -----------
Net interest income                                        $    60,337           3.50%                  $    59,430           3.55%
                                                           ===========    ===========                   ===========    ===========
Net yield on interest-earning assets                                             3.72%                                        3.69%
                                                                          ===========                                  ===========

The yield on total interest-earning assets increased by 47 basis points, primarily due to an increase in loans which were higher yielding than the debt securities which they replaced. The average yield on debt securities was lower in the period ending March 31, 1995, due to variable rate securities trending upward during the twelve months ended March 31, 1996. Rates on deposits also increased between March 1995 and March 1996 due to the interest rate environment.

A decrease of approximately $33 million in cash equivalents to repay short-term borrowings, and $82 million in debt securities available for sale, due to paydowns, was offset by an increase of $134 million in loans receivable due to increased loan originations. A decrease of $93 million in securities sold under agreements to repurchase was largely offset by an increase of $72 million in advances from the FHLB.

Goodwill amortization declined from $3.9 million for the period ended
March 31, 1995 to $2.9 million for the same period in 1996. After recording a goodwill impairment of $11.8 million in conjunction with the Bank's impending sale to Norwest in December 1995, the Bank ceased amortizing goodwill.

Net gain on the sale of loans increased from $227,000 for the twelve months ended March 31, 1995, to $1.2 million for the period ended March 31, 1996.
Total loan sales were $46 million for the period ended March 31, 1996, and $33 million for the same period in 1995. Implementation of Statement of Financial Accounting Standards (SFAS) No. 122, concerning mortgage servicing rights, in the second quarter of 1995, resulted in an increase in gain on the sale of loans of $450,000 for the twelve months ended March 31, 1996. No adjustment for servicing rights was made for the period ending March 31, 1995.

The Bank recorded a $970,000 pretax net gain on the sale of CMO residuals for the twelve months ended March 31, 1996, with no comparable sale for the period ended March 31, 1995.

General and administrative expense increased by approximately $834,000 for the period ending March 31, 1996, relative to the same period of the prior year, largely due to increased compensation expense resulting from branch expansion and increased lending operations.

ASSET QUALITY

  LOAN IMPAIRMENT

The measurement of loan impairment is based on the present value of expected future cash flows discounted at the loan's original effective interest rate or the fair value of the underlying collateral on collateral-dependent loans.

In general, interest income on impaired loans is recognized by the Bank on the accrual basis of accounting, unless the loan is greater than 90 days delinquent with respect to principal or interest, or the loan has been partially or fully charged-off. Interest on loans greater than 90 days delinquent is generally recognized on a cash basis. Interest income on loans which have been fully or partially charged-off is generally recognized on a cost-recovery basis; that is, all proceeds from the loan payments are first applied as a reduction to principal before any income is recorded.

The following table depicts the recognition of interest income on impaired loans and the average balances of impaired loans during the quarters ended
March 31, 1996 and 1995 (thousands of dollars):

                                        March 31, 1996       March 31, 1995
                                        --------------       --------------
Interest income recognized:
 Accrual basis                             $    536             $    625
 Cash basis                                      --                    1
Average balance outstanding of             $ 21,441             $ 23,780
 impaired loans*

* The outstanding balance of impaired loans was $23.5 million at March 31, 1996 and $25.3 million at December 31, 1995.

  NONPERFORMING ASSETS

Nonperforming assets are comprised of nonaccrual assets, restructured loans and real estate acquired through foreclosure (REO-F). Nonaccrual assets are those on which management believes the timely collection of interest or principal is doubtful. Loans are transferred to nonaccrual status when payments of interest or principal are 90 days past due or if, in management's opinion, the accrual of interest should be ceased sooner. There were no loans on accrual status which were over 90 days delinquent or past maturity as of March 31, 1996.

The following table summarizes nonperforming assets as of the dates indicated
(thousands of dollars):

                                                 MARCH 31,        DECEMBER 31,
                                                   1996              1995
                                                -----------       -----------
Nonaccrual loans past due 90 days or more:
 Mortgage loans:
  Construction and land                         $       814       $       893
  Permanent single-family residences                  3,188             3,720
  Other mortgage loans                                3,030             3,315
                                                -----------       -----------
                                                      7,032             7,928
 Nonmortgage loans                                      599               637
Restructured loans                                    7,505             9,320
                                                -----------       -----------
 Total nonperforming loans                           15,136            17,885
Real estate acquired through foreclosure              3,956             3,403
                                                -----------       -----------
Total nonperforming assets                      $    19,092       $    21,288
                                                ===========       ===========
Allowance for estimated credit losses           $    16,838       $    16,620
                                                ===========       ===========
Allowance for estimated credit losses as a
 percentage of nonperforming loans                   111.24%            92.93%
                                                ===========       ===========
Allowance for estimated credit losses as a
 percentage of nonperforming assets                   88.19%            78.07%
                                                ===========       ===========

Restructured loans of $3.5 million are single-family residential loan modifications made to borrowers with earthquake-related damage in California.
Federal agencies encouraged financial institutions to modify loan terms for certain borrowers who were affected by the earthquake which occurred in January 1994. The terms of these modifications were generally three- to six-month payment extensions with no negative credit reporting regarding the borrower. The reduction of $1.8 million in restructured loans was due primarily to a change in the OTS regulations allowing for the removal of loans from the restructured loan designation that have been performing for the prior six months and were not modified below a market rate.

  CLASSIFIED ASSETS

OTS regulations require the Bank to classify certain assets and establish prudent valuation allowances. Classified assets are categorized as "substandard," "doubtful" and "loss." In addition, the Bank can designate an asset as "special mention."

The following table sets forth the amounts of the Bank's classified assets and ratios of classified assets to total assets, net of allowances and charge-offs, as of the dates indicated (thousands of dollars):


                                                  March 31, 1996            December 31, 1995
                                             ----------------------      -----------------------
                                                         % of Total                   % of Total
                                              Balance      Assets         Balance       Assets
                                             ----------  ----------      ----------   ----------
Substandard assets:
 Loans:
  Single-family residential                  $    4,396        0.26%      $    5,162        0.29%
  Consumer                                          718        0.04              797        0.04
  Commercial and multi-family mortgage           15,955        0.94           16,783        0.95
  Construction and land                           4,341        0.26            3,672        0.21
  Commercial                                      2,484        0.15            3,937        0.22
 Foreclosed real estate (net)                     3,956        0.23            3,402        0.19
 Real estate held for investment                  1,105        0.06            1,111        0.06
Doubtful assets                                      --          --               --          --
Loss assets                                          --          --               --          --
                                             ----------  ----------       ----------  ----------
 Total                                       $   32,955        1.94%      $   34,864        1.96%
                                             ==========  ==========       ==========  ==========

Classified assets decreased $1.9 million from December 31, 1995 to March 31, 1996, primarily as a result of $1.5 million in payoffs and paydowns of commercial loans and paydowns of $766,000 in single-family residential loans, partially offset by $554,000 of additional foreclosed real estate.

The largest substandard loan at March 31, 1996 was an $8.1 million multi-family real estate loan in Nevada. The Bank had four additional substandard loans in excess of $1 million at March 31, 1996: two hotel loans, one multi-family loan, and one construction loan, all located in Nevada. The largest foreclosed real estate asset held by the Bank at March 31, 1996 was a $783,000 single-family residential property located in California. The Bank's largest investment in real estate classified as substandard was a former Bank branch in Nevada with a current book value of $776,000.

Special mention assets increased from $35.8 million at December 31, 1995 to $39.5 million at March 31, 1996. The increase was primarily due to the downgrade of various commercial loans.

The geographic concentration of the Bank's classified assets at March 31, 1996 was 82 percent in Nevada, 15 percent in California and 3 percent in Arizona.

It is the Bank's practice to charge off all assets or portions thereof which it considers to be "loss." As a result, none of the Bank's assets, net of charge-offs, were classified as "loss" at March 31, 1996.

The following tables set forth the Bank's charge-off experience for loans receivable and REO-F, by loan type, as well as real estate held for investment (thousands of dollars):

                                                                         NET
                                          CHARGE-OFFS  RECOVERIES   CHARGE OFFS
                                          -----------  ----------   -----------

Three Months Ended March 31, 1996:
- ---------------------------------

Loans and REO-F:
  Single-family residential               $       476  $      (65)  $      411
  Commercial and multi-family mortgage             81          --           81
  Construction                                     29         (68)         (39)
  Nonmortgage                                   1,500        (545)         955
Real estate held for investment                   128          (2)         126
                                          -----------  ----------   ----------
        Total net charge-offs             $     2,214  $     (680)  $    1,534
                                          ===========  ==========   ==========


Three Months Ended March 31, 1995:
- ---------------------------------

Loans and REO-F:
  Single-family residential               $       329  $     (173)  $      156
  Commercial and multi-family mortgage             86          --           86
  Construction                                    102         (35)          67
  Nonmortgage                                     849        (240)         609
Real estate held for investment                    23          --           23
                                          -----------  ----------   ----------
        Total net charge-offs             $     1,389  $     (448)  $      941
                                          ===========  ==========   ==========

  PROVISIONS AND ALLOWANCES FOR LOAN AND REAL ESTATE LOSSES

On a regular basis, management evaluates the adequacy of the allowances for estimated losses on loans, investments, and real estate and establishes additions to the allowances through provisions to expense. The Bank utilizes a comprehensive internal asset review system and valuation allowance methodology. Valuation allowances are established for each of the loan, investment, and real estate portfolios for unforeseen losses. Factors taken into account in determining the adequacy of allowances include review of existing risks in the portfolios, prevailing and anticipated economic conditions, actual loss experience and delinquencies. Reviews of the quality of the loan, investment, and real estate portfolios by the Bank, and examinations by regulatory authorities, are performed periodically.

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

Activity in the allowances for losses on loans and investments in real estate is summarized as follows (thousands of dollars):

                                                                                       Real       Real
                                                                                      Estate     Estate
                                                    Construc-                        Acquired   Held for
                                                     tion &       Non-                Through    Sale or
                                         Mortgage     Land     Mortgage     Total      Fore-    Develop-
                                           Loans      Loans      Loans      Loans     closure     ment       Total
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------

Balance at December 31, 1995             $   6,422  $   1,923  $   8,008  $  16,353  $     267  $     863  $  17,483
 Provision (reduction in allowance)
  for estimated credit losses                  638       (272)     1,260      1,626         --         --      1,626
 Charge-offs                                  (556)       (30)    (1,392)    (1,978)      (108)      (128)    (2,214)
 Recoveries                                     46         --        514        560        118          2        680
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance at March 31, 1996                $   6,550  $   1,621  $   8,390  $  16,561  $     277  $     737  $  17,575
                                         =========  =========  =========  =========  =========  =========  =========


Balance at December 31, 1994*            $   9,991  $   2,214  $   5,454  $  17,659  $      --  $     476  $  18,135
 Provision (reduction in allowance)
  for estimated credit losses               (2,753)      (418)     4,535      1,364         --        346      1,710
 Charge-offs                                  (415)      (102)      (849)    (1,366)        --        (23)    (1,389)
 Recoveries                                    173         35        240        448         --         --        448
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance at March 31, 1995                $   6,996  $   1,729  $   9,380  $  18,105  $      --  $     799  $  18,904
                                         =========  =========  =========  =========  =========  =========  =========

* Balances for impaired loans and foreclosed real estate and nonimpaired loans at December 31, 1994, have been reclassified to reflect adoption of SFAS No. 114.

The loan charge-offs for the quarter were primarily attributable to various consumer and single-family residential loan charge-offs. The Bank's quarterly analysis of the adequacy in the allowance for estimated credit losses at March 31, 1996 reflected no significant total change from the December 31, 1995 level.

Regulatory Matters
- ------------------

The deposit accounts of savings associations, including those of the Bank, are insured to the maximum extent permitted by law by the FDIC through the SAIF. The deposit accounts of commercial banks are separately insured by the FDIC through the bank insurance fund (BIF). Commercial banks and savings associations are separately assessed annual deposit insurance premiums. For savings associations, the deposit premiums range from 23 to 31 cents per $100 of deposits and, under current requirements, will remain at that level until the SAIF is capitalized at 1.25 percent of insured deposits. The SAIF is not expected to reach this level of capitalization for several years, whereas BIF was fully capitalized in 1995. A number of plans have been proposed in Congress to deal with the undercapitalization of the SAIF. Several proposals provide for a one-time special assessment estimated to approximate 75 to 79 basis points, on SAIF-insured deposits to fully capitalize the SAIF to
1.25 percent of insured deposits. Recently, however, SAIF-insured deposits have been migrating to BIF institutions, contributing further to the undercapitalization of the SAIF. Industry groups continue to work with Congress to urge passage of the SAIF recapitalization proposal. These proposed regulations would subsequently reduce annual premiums to levels similar to those of the BIF-insured commercial banks and eventually merge the BIF and SAIF insurance funds.

Assuming a one-time special assessment was approved by Congress and became law in 1996, and was immediately charged against results of operations, the one-time assessment would approximate $10 million, pretax, for the Bank. Management believes the Bank would continue to be classified as "well capitalized" under fully phased-in FDICIA capital rules and would not face any liquidity issues as a result of such a one-time assessment.

                         PART II - OTHER INFORMATION

ITEMS 1-5   None

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

           (a) The following document is filed as part of this report on Form 10-Q:

                Exhibit 27-Financial Data Schedule (filed electronically only)

           (b)  Reports on Form 8-K

                The Company filed a Form 8-K, dated May 2, 1996, reporting summary financial information for the quarter ended
                March 31, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                Southwest Gas Corporation
                                       ----------------------------------------
                                                       (Registrant)






Date:  May 13, 1996







                                                 /s/ Edward A. Janov
                                       ----------------------------------------
                                                   Edward A. Janov
                                         Controller/Chief Accounting Officer