Form 10-Q
period 1996-06-30
SOUTHWEST GAS CORP
filed 1996-08-13
CIK 92416

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

                For the quarterly period ended June 30, 1996

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

     Common Stock, $1 Par Value 26,451,061 shares as of August 5, 1996


- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  FINANCIAL STATEMENTS


The condensed consolidated financial statements included herein have been prepared by Southwest Gas Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K, and the 1996 first quarter report on Form 10-Q.

                            SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (Thousands of dollars)
                                           (Unaudited)
                                                                    JUNE 30,      DECEMBER 31,
                                                                      1996            1995
                                                                  -----------     -----------
                                              ASSETS
Utility plant
 Gas plant                                                        $ 1,636,618     $ 1,579,665
 Less:  accumulated depreciation                                     (480,512)       (474,891)
 Acquisition adjustments                                                6,081           6,298
 Construction work in progress                                         27,287          26,678
                                                                  -----------     -----------
   Net utility plant                                                1,189,474       1,137,750
                                                                  -----------     -----------
Other property and investments                                         66,209          35,128
                                                                  -----------     -----------
Current assets
 Cash and cash equivalents                                             11,570          11,168
 Accounts receivable, net of allowances                                40,267          38,186
 Accrued utility revenue                                               19,964          43,900
 Deferred tax benefit                                                  22,282          17,089
 Prepaids and other current assets                                     28,401          31,386
 Net assets of discontinued operations                                175,118         175,493
                                                                  -----------     -----------
   Total current assets                                               297,602         317,222
                                                                  -----------     -----------
Deferred charges and other assets                                      52,641          42,427
                                                                  -----------     -----------
Total assets                                                      $ 1,605,926     $ 1,532,527
                                                                  ===========     ===========

                          CAPITALIZATION AND LIABILITIES
Capitalization
 Common stock, $1 par (authorized - 30,000,000 shares;
  issued and outstanding - 26,403,084 and 24,467,499 shares)      $    28,018     $    26,097
 Additional paid-in capital                                           342,680         312,631
 Retained earnings                                                      9,411          17,322
                                                                  -----------     -----------
   Total common equity                                                380,109         356,050
 Redeemable preferred securities of
  Southwest Gas Capital I                                              60,000          60,000
 Long-term debt, less current maturities                              624,634         607,945
                                                                  -----------     -----------
   Total capitalization                                             1,064,743       1,023,995
                                                                  -----------     -----------
Current liabilities
 Current maturities of long-term debt                                 125,727         120,000
 Short-term debt                                                       45,000          37,000
 Accounts payable                                                      32,701          41,864
 Accrued taxes                                                         32,161          29,116
 Deferred purchased gas costs                                          46,398          32,776
 Other current liabilities                                             69,930          69,455
                                                                  -----------     -----------
   Total current liabilities                                          351,917         330,211
                                                                  -----------     -----------
Deferred income taxes and other credits
 Deferred income taxes and investment tax credits                     146,973         138,893
 Other deferred credits                                                42,293          39,428
                                                                  -----------     -----------
   Total deferred income taxes and other credits                      189,266         178,321
                                                                  -----------     -----------
Total capitalization and liabilities                              $ 1,605,926     $ 1,532,527
                                                                  ===========     ===========

         The accompanying notes are an integral part of these statements.

                                                           SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                            (In thousands, except per share amounts)
                                                                           (Unaudited)

                                              THREE MONTHS ENDED         SIX MONTHS ENDED         TWELVE MONTHS ENDED
                                                   JUNE 30,                   JUNE 30,                 JUNE 30,
                                             ---------------------     ---------------------     ---------------------
                                                1996        1995          1996        1995          1996       1995
                                             ---------   ---------     ---------   ---------     ---------   ---------
Operating revenues:
 Gas operating revenues                      $ 102,713   $ 122,189     $ 291,065   $ 325,710     $ 528,857   $ 609,345
 Construction revenues                          20,898          --        20,898          --        20,898          --
                                             ---------   ---------     ---------   ---------     ---------   ---------
   Total revenues                              123,611     122,189       311,963     325,710       549,755     609,345
                                             ---------   ---------     ---------   ---------     ---------   ---------
Operating expenses:
 Net cost of gas                                36,688      54,760       115,157     153,666       188,947     258,154
 Operations and maintenance                     48,260      47,855        95,471      93,722       189,718     185,839
 Depreciation and amortization                  18,052      15,741        34,591      30,878        66,205      59,711
 Taxes other than income taxes                   7,269       6,706        14,863      13,488        28,548      26,288
 Construction expenses                          18,089          --        18,089          --        18,089          --
                                             ---------   ---------     ---------   ---------     ---------   ---------
                                               128,358     125,062       278,171     291,754       491,507     529,992
                                             ---------   ---------     ---------   ---------     ---------   ---------
Operating income (loss)                         (4,747)     (2,873)       33,792      33,956        58,248      79,353
                                             ---------   ---------     ---------   ---------     ---------   ---------
Other income and (expenses):
 Net interest deductions                       (13,476)    (13,038)      (26,429)    (26,360)      (53,423)    (52,348)
 Preferred securities distributions             (1,369)         --        (2,738)         --        (3,651)         --
 Other income (deductions), net                   (282)       (199)         (203)          9          (864)        182
                                             ---------   ---------     ---------   ---------     ---------   ---------
   Total other income and (expenses)           (15,127)    (13,237)      (29,370)    (26,351)      (57,938)    (52,166)
                                             ---------   ---------     ---------   ---------     ---------   ---------
Income (loss) from continuing
 operations before income taxes                (19,874)    (16,110)        4,422       7,605           310      27,187
Income tax expense (benefit)                    (7,931)     (6,159)        1,506       3,107          (762)     10,163
                                             ---------   ---------     ---------   ---------     ---------   ---------
Income (loss) from continuing
 operations                                    (11,943)     (9,951)        2,916       4,498         1,072      17,024
Net income (loss) from discontinued
  operations                                        --         610            --         806       (18,342)      1,653
                                             ---------   ---------     ---------   ---------     ---------   ---------
Net income (loss)                              (11,943)     (9,341)        2,916       5,304       (17,270)     18,677
Preferred/preference stock dividend
 requirements                                       --          95            --         190           117         423
                                             ---------   ---------     ---------   ---------     ---------   ---------
Net income (loss) applicable to
 common stock                                $ (11,943)  $  (9,436)    $   2,916   $   5,114     $ (17,387)  $  18,254
                                             =========   =========     =========   =========     =========   =========
Earnings (loss) per share from
 continuing operations                       $   (0.46)  $   (0.44)    $    0.12   $    0.19     $    0.04   $    0.77
Earnings (loss) per share from
 discontinued operations                            --        0.03            --        0.04         (0.74)       0.07
                                             ---------   ---------     ---------   ---------     ---------   ---------
Earnings (loss) per share of common stock    $   (0.46)  $   (0.41)    $    0.12   $    0.23     $   (0.70)  $    0.84
                                             =========   =========     ==========  =========     =========   =========
Dividends paid per share of common stock     $   0.205   $   0.205     $    0.41   $    0.41     $    0.82   $    0.82
                                             =========   =========     =========   =========     =========   =========
Average number of common shares
 outstanding                                    25,817      22,816        25,211      22,110        24,773      21,615
                                             =========   =========     =========   =========     =========   =========

         The accompanying notes are an integral part of these statements.

                              SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Thousands of dollars)
                                              (Unaudited)
                                                            SIX MONTHS ENDED           TWELVE MONTHS ENDED
                                                                JUNE 30,                     JUNE 30,
                                                        -----------------------      -----------------------
                                                          1996          1995           1996          1995
                                                        ---------     ---------      ---------     ---------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income                                             $   2,916     $   5,304      $ (17,270)    $  18,677
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                           34,591        30,878         66,205        59,711
   Deferred income taxes                                   (1,850)        9,670        (26,834)        6,120
   Changes in current assets and liabilities
     Accounts receivable                                   10,847        31,345           (778)       (1,004)
     Accrued utility revenue                               23,936        28,909         (1,340)         (975)
     Unrecovered purchased gas costs                       13,622        45,363         16,253        46,292
     Accounts payable                                     (12,286)      (25,037)         5,651         1,138
     Accrued taxes                                          3,045       (24,917)        14,142       (21,486)
     Other current assets and liabilities                  (2,238)        6,561         (5,138)        2,068
   Other                                                    2,543         1,175          1,163        (1,650)
   Undistributed (income) loss from
     discontinued operations                                   --        (3,780)         5,356        (7,088)
                                                        ---------     ---------      ---------     ---------
   Net cash provided by operating activities               75,126       105,471         67,410       101,803
                                                        ---------     ---------      ---------     ---------

CASH FLOW FROM INVESTING ACTIVITIES:
 Construction expenditures                                (87,178)      (74,045)      (179,316)     (153,554)
 Other                                                     (2,802)       (2,297)         1,960         1,057
                                                        ---------     ---------      ---------     ---------
   Net cash used in investing activities                  (89,980)      (76,342)      (177,356)      152,497)
                                                        ---------     ---------      ---------     ---------

CASH FLOW FROM FINANCING ACTIVITIES:
 Issuance of common stock                                  11,412        35,680         20,576        39,941
 Issuance of trust originated preferred securities             --            --         57,713            --
 Reacquisition of preferred/preference stocks                  --            --         (4,000)       (4,058)
 Dividends paid                                           (10,427)       (9,974)       (20,029)      (18,691)
 Issuance of long-term debt                                 9,286        24,800         33,893        45,800
 Retirement of long-term debt                              (1,519)       (2,255)        (1,549)       (2,440)
 Issuance (repayment) of short-term debt                    5,234       (76,000)        26,234        (5,000)
 Other                                                      1,270           538            684           823
                                                        ---------     ---------      ---------     ---------
   Net cash provided by (used in) financing activities     15,256       (27,211)       113,522        56,375
                                                        ---------     ---------      ---------     ---------

 Change in cash and temporary cash investments                402         1,918          3,576         5,681
 Cash at beginning of period                               11,168         6,076          7,994         2,313
                                                        ---------     ---------      ---------     ---------

 Cash at end of period                                  $  11,570     $   7,994      $  11,570     $   7,994
                                                        =========     =========      =========     =========

 Supplemental information:
 Interest paid, net of amounts capitalized              $  30,142     $  31,019      $  61,500     $  59,480
                                                        =========     =========      =========     =========
 Income taxes paid, net of refunds                      $   4,428     $  17,419      $   7,422     $  18,568
                                                        =========     =========      =========     =========

         The accompanying notes are an integral part of these statements.

NOTE 1- DISCONTINUED OPERATIONS

In January 1996, the Company and its wholly owned subsidiaries: The Southwest Companies and PriMerit Bank, Federal Savings Bank (PriMerit or the Bank), entered into a definitive agreement with Norwest Corporation (Norwest) to sell PriMerit to Norwest for $175 million. In April 1996, Norwest elected, pursuant to an option in the original agreement, to structure the acquisition as a purchase of substantially all of the assets and liabilities of the Bank in exchange for consideration of $191 million. It is estimated that the Company will be required to pay an additional $16 million in income taxes by virtue of consummating the Bank sale as a purchase of assets and assumption of liabilities. The consideration of $191 million therefore provides the economic equivalent to the Company of a sale of stock of the Bank for $175 million.

Shareholders of the Company voted on and approved the principal terms of the sale at the annual shareholder meeting held in July. Various preclosing regulatory approvals were obtained and other customary closing conditions were satisfied. The sale closed in July 1996. Net proceeds of approximately
$163 million were initially used to pay down short-term debt and a portion of the term-loan facilities. In August, the Company will retire debt incurred in connection with its investment in the Bank.

NOTE 2 - ACQUISITION OF NORTHERN PIPELINE CONSTRUCTION CO.

On April 29, 1996, the Company acquired all of the outstanding stock of Northern Pipeline Construction Co. (NPL) pursuant to a definitive agreement dated November 1995. The Company issued approximately 1,439,000 shares of common stock valued at $24 million. The acquisition was accounted for as a purchase. In connection with the acquisition, goodwill in the amount of approximately $12 million was recorded by NPL. This goodwill will be amortized over a period of approximately 25 years.

NPL provides local gas distribution companies with installation, replacement, and maintenance services for underground natural gas distribution systems. During the period from the acquisition date through June 30, 1996, NPL recognized revenues generated from contracts with the Company of $9.3 million. This amount is included in the consolidated statements of income of the Company and was not eliminated during consolidation. Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," provides that intercompany profits on sales to regulated affiliates should not be eliminated in consolidation if the sales price is reasonable and if future revenues approximately equal to the sales price will result from the rate-making process. Management believes these two criteria will be met.

The acquisition of NPL had the following initial impact on the Company's consolidated balance sheet (thousands of dollars):

Other property and investments                                     $  26,490
Receivables, net                                                      12,928
Prepaids and other current assets                                      2,545
Deferred charges and other assets                                     11,340
                                                                   ---------
  Total assets acquired                                               53,303
                                                                   ---------

Long-term debt and capital leases, including current maturities       14,867
Short-term debt                                                        2,766
Accounts payable                                                       3,123
Other current liabilities                                              6,759
Deferred income taxes                                                  4,737
Other deferred credits                                                   394
                                                                   ---------
  Total liabilities assumed                                           32,646
                                                                   ---------

Net noncash assets acquired                                           20,657
Cash acquired in acquisition and included in cash flow statement       3,343
                                                                   ---------
Total common equity issued in acquisition                          $  24,000
                                                                   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is principally engaged in the business of purchasing, transporting, and distributing natural gas to residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California (natural gas operations segment). In April 1996, the Company completed the acquisition of Northern Pipeline Construction Co. (NPL) pursuant to a definitive agreement dated November 1995. The Company issued approximately 1,439,000 shares of common stock, valued at $24 million, in exchange for 100 percent of NPL common stock. NPL provides local gas distribution companies with installation, replacement, and maintenance services for underground natural gas distribution systems (construction services segment).

Previously, the Company engaged in financial services activities through PriMerit, a wholly owned subsidiary. In January 1996, the Company signed a definitive agreement to sell PriMerit to Norwest. The sale closed
July 19, 1996, following receipt of shareholder and various governmental approvals and satisfaction of other customary closing conditions. For consolidated financial reporting purposes, the financial services activities are disclosed as discontinued operations.

For the twelve months ended June 30, 1996, continuing operations contributed income of $1 million, while discontinued operations experienced an $18.3 million loss, resulting in a total net loss of $17.3 million.

CAPITAL RESOURCES AND LIQUIDITY

The Company estimates that construction expenditures for its natural gas operations for the three-year period ending December 31, 1998 will be approximately $470 million. It is estimated that cash flow from operating activities (net of dividends) will fund approximately one-half of the gas operation's total construction expenditures during the three-year period ending December 31, 1998. A portion of the construction expenditure funding will be provided by $31 million of funds held in trust, at June 30, 1996, from the issuance of 1993 City of Big Bear Lake, California, Series A industrial development revenue bonds (IDRB). The remaining cash requirements are expected to be provided by external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, and growth factors in the Company's service areas. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

In early August 1996, the Company completed the sale of $150 million of debt securities. These debt securities are composed of $75 million
7-1/2% debentures due 2006, and $75 million 8% debentures due 2026. Net proceeds of $148 million as well as a portion of the $163 million net proceeds from the Bank sale will be used to refund outstanding callable debentures with the remaining amount to be used for general corporate purposes, including the acquisition of property for the construction, completion, extension, or improvement of the Company's pipeline systems and facilities located in and around the communities it serves. The June 30, 1996 balance of the debt to be refunded was (thousands of dollars):

        Series A, 9% due 2011                              $  26,838
        Series B, 9% due 2011                                 31,158
        Series C, 8.75% due 2011                              18,323
        Series D, 9.375% due 2017                            120,000
        Series E, 10% due 2013                                23,069

Securities ratings issued by nationally recognized ratings agencies provide a method for determining the creditworthiness of an issuer. The Company's debt ratings are influential since long-term debt constitutes a significant portion of the Company's capitalization. These debt ratings are a factor considered by lenders when determining the cost of debt for the Company (i.e., the better the rating, the lower the cost to borrow funds).

In July 1996, Moody's upgraded the Company's unsecured long-term debt rating from Baa3 to Baa2. Moody's debt ratings range from Aaa (best quality) to C (lowest quality). Moody's applies a Baa2 rating to obligations which are considered medium grade obligations, i.e., they are neither highly protected nor poorly secured.

Also in July 1996, Duff & Phelps Credit Rating Co. upgraded the Company's unsecured long-term debt rating to BBB from BBB-. Duff & Phelps debt ratings range from AAA (highest rating possible) to DD (defaulted debt obligation). The Duff & Phelps rating of BBB indicates that the Company's credit quality is considered prudent for investment.

A securities rating is not a recommendation to buy, sell, or hold a security and is subject to change or withdrawal at any time by the rating agency.

RESULTS OF CONSOLIDATED OPERATIONS

Quarterly Analysis
- ------------------
                                                 Contribution to Net Income
                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   (Thousands of dollars)
                                                    1996             1995
                                                 ----------       ----------
Continuing operations:
  Natural gas operations                         $  (12,389)      $   (9,951)
  Construction services                                 446               --
Discontinued operations-financial services               --              610
                                                 ----------        ---------
Net loss                                         $  (11,943)      $   (9,341)
                                                 ==========       ==========

Loss per share for the quarter ended June 30, 1996 was $0.46, a $0.05 decline from a per share loss of $0.41 recorded during the corresponding quarter of the prior year. Loss from continuing operations during the current quarter was $0.46, a decline from the loss recorded during the quarter ended
June 30, 1995 of $0.44 per share. See separate discussion at NATURAL GAS OPERATIONS SEGMENT of the changes as they relate to the natural gas operations segment. Construction services earnings per share were $0.02 for the two-month period since acquisition. Prior year loss per share included per share earnings of $0.03 contributed from discontinued operations. Average shares outstanding increased 3 million shares between years primarily resulting from a 2.1 million share public offering in May 1995, a 1.4 million share issuance in April 1996 to acquire NPL, and issuances under the Company's Dividend Reinvestment and Stock Purchase Plan.

Six-Month Analysis
- ------------------

                                                 Contribution to Net Income
                                                  Six Months Ended June 30,
                                                 --------------------------
                                                   (Thousands of dollars)
                                                    1996            1995
                                                 ----------      ----------
Continuing operations:
  Natural gas operations                         $    2,470      $    4,498
  Construction services                                 446              --
Discontinued operations-financial services               --             806
                                                 ----------      ----------
Net income                                       $    2,916      $    5,304
                                                 ==========      ==========

Earnings per share for the six months ended June 30, 1996 were $0.12, an $0.11 decline from per share earnings of $0.23 recorded during the corresponding six months of the previous year. Earnings from continuing operations during the current six-month period were $0.12 per share, a decline from earnings recorded during the corresponding prior period of $0.19 per share. See separate discussion at NATURAL GAS OPERATIONS SEGMENT of the changes as they
relate to the natural gas operations segment.   Prior period earnings also
included $0.04 per share contributed from discontinued operations. Average shares outstanding increased 3.1 million shares between years.

Twelve-Month Analysis
- ---------------------
                                                  Contribution to Net Income
                                                 Twelve Months Ended June 30,
                                                 ----------------------------
                                                    (Thousands of dollars)
                                                    1996              1995
                                                 ----------        ----------
Continuing operations:
  Natural gas operations                         $      626        $   17,024
  Construction services                                 446                --
Discontinued operations-financial services          (18,342)            1,653
                                                 ----------        ----------
Net income (loss)                                $  (17,270)       $   18,677
                                                 ==========        ==========

Loss per share for the twelve months ended June 30, 1996 was $0.70, a $1.54 decline from earnings per share recorded during the prior twelve month period of $0.84. Earnings from continuing operations during the current period were $0.04 per share compared to earnings of $0.77 per share for the prior period. See separate discussion at NATURAL GAS OPERATIONS SEGMENT of the changes as they relate to the natural gas operations segment. Loss from discontinued operations for the current period was $0.74 per share compared to earnings of $0.07 per share from the prior year. The current period loss occurred primarily as a result of the disposal of the discontinued segment. Average shares outstanding increased 3.2 million shares between years.


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

The Company purchases, transports, and distributes natural gas to approximately 1,051,000 residential, commercial, and industrial customers within its three-state service territory, of which 59 percent are located in Arizona, 31 percent are in Nevada, and 10 percent are in California. During the twelve months ended June 30, 1996, the Company earned 58 percent of operating margin in Arizona, 31 percent in Nevada, and 11 percent in California. During this same period, the Company earned 59 percent of operating margin from residential customers, 24 percent from commercial customers, and 17 percent from industrial and other customers. These patterns are consistent with prior years and are expected to continue.

For the twelve months ended June 30, 1996, the Company's natural gas construction expenditures totaled $179 million, a 17 percent increase when compared to $153 million of additions for the same period ended a year ago. The increase is attributed to the investment in new transmission and distribution plant in Arizona, Nevada, and California to meet the demand from the Company's growing customer base.

RESULTS OF NATURAL GAS OPERATIONS

Quarterly Analysis
- ------------------
                                                       Three Months Ended
                                                            June 30,
                                                    ------------------------
                                                     (Thousands of dollars)

                                                       1996          1995
                                                    ----------    ----------
Gas operating revenues                              $  102,713    $  122,189
Net cost of gas                                         36,688        54,760
                                                    ----------    ----------
  Operating margin                                      66,025        67,429
Operations and maintenance expense                      48,260        47,855
Depreciation and amortization                           16,452        15,741
Taxes other than income taxes                            7,269         6,706
                                                    ----------    ----------
  Operating income (loss)                               (5,956)       (2,873)
Other income (expense), net                               (354)         (199)
                                                    ----------    ----------
  Income (loss) before interest and income taxes        (6,310)       (3,072)
Net interest deductions                                 13,271        13,038
Preferred securities distribution                        1,369            --
Income tax expense (benefit)                            (8,430        (6,159)
                                                    ----------    ----------
  Net income (loss) before allocations                 (12,520)       (9,951)
Allocation of carrying costs, net of tax                   131            --
                                                    ----------    ----------
  Contribution to consolidated net income           $  (12,389)   $   (9,951)
                                                    ==========    ==========

Contribution to consolidated net income decreased $2.4 million, compared to the second quarter of 1995. The decrease was principally the result of higher depreciation, general taxes, and financing costs incurred as a result of the expansion and upgrading of the gas system to accommodate continued customer growth.

Operating margin decreased two percent in the second quarter of 1996 when compared to the second quarter of 1995. Temperatures during the second quarter of 1995 were cooler than normal, with the second quarter of 1996 experiencing a return to normal temperatures. Customer growth in 1996 somewhat offset the weather-related margin decrease.

Depreciation expense and general taxes increased $1.3 million, or six percent, as a result of additional plant in service. Average gas plant in service increased $138 million, or nine percent, as compared to the second quarter of 1995. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Preferred securities distributions during the second quarter of 1996 were $1.4 million. These distributions were generated from the original issuance of preferred securities in October 1995.

Six-Month Analysis
- ------------------
                                                     Six Months Ended
                                                         June 30,
                                                --------------------------
                                                   (Thousands of dollars)

                                                    1996           1995
                                                -----------    -----------
Gas operating revenues                          $   291,065    $   325,710
Net cost of gas                                     115,157        153,666
                                                -----------    -----------
  Operating margin                                  175,908        172,044
Operations and maintenance expense                   95,471         93,722
Depreciation and amortization                        32,991         30,878
Taxes other than income taxes                        14,863         13,488
                                                -----------    -----------
  Operating income                                   32,583         33,956
Other income (expense), net                            (275)             9
                                                -----------    -----------
  Income before interest and income taxes            32,308         33,965
Net interest deductions                              26,224         26,360
Preferred securities distribution                     2,738             --
Income tax expense                                    1,007          3,107
                                                -----------    -----------
  Net income before allocations                       2,339          4,498
Allocation of carrying costs, net of tax                131             --
                                                -----------    -----------
  Contribution to consolidated net income       $     2,470    $     4,498
                                                ===========    ===========

Contribution to consolidated net income decreased $2 million as compared to the six months ended June 1995. This was the result of increased operating costs and financing expenses incurred as a result of the continued expansion and upgrading of the gas system to accommodate the Company's growth partially offset by increased operating margin.

Operating margin increased two percent during the six months ended June 1996 compared to the same period in 1995 due primarily to continued customer growth. However, the impact of record warm temperatures in the Southwest region of the country during the first quarters of 1996 and 1995 reduced operating margin in both periods from expected levels.

Operations and maintenance expenses increased $1.7 million, or two percent, reflecting increases in labor and maintenance costs along with incremental operating expenses associated with meeting the needs of the Company's growing customer base.

Depreciation expense and general taxes increased $3.5 million, or eight percent, resulting from an increase in average gas plant in service of $143 million, or ten percent. This increase reflects capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth within the Company's service area.

Preferred securities distributions during the current period were $2.7 million. These distributions were generated from the original issuance of preferred securities in October 1995.

Twelve-Month Analysis
- ---------------------
                                                   Twelve Months Ended
                                                          June 30,
                                                --------------------------
                                                  (Thousands of dollars)

                                                    1996           1995
                                                -----------    -----------
Gas operating revenues                          $   528,857    $   609,345
Net cost of gas                                     188,947        258,154
                                                -----------    -----------
  Operating margin                                  339,910        351,191
Operations and maintenance expense                  189,718        185,839
Depreciation and amortization                        64,605         59,711
Taxes other than income taxes                        28,548         26,288
                                                -----------    -----------
  Operating income                                   57,039         79,353
Other income (expense), net                            (936)           182
                                                -----------    -----------
  Income before interest and income taxes            56,103         79,535
Net interest deductions                              53,218         52,348
Preferred securities distribution                     3,651             --
Income tax expense (benefit)                         (1,261)        10,163
                                                -----------    -----------
  Net income before allocations                         495         17,024
Allocated carrying costs, net of tax                    131             --
                                                -----------    -----------
  Contribution to consolidated net income       $       626    $    17,024
                                                ===========    ===========

Contribution to consolidated net income decreased $16.4 million as compared to the corresponding twelve-month period of the prior year. Operating margin decreased while operations and maintenance expense, depreciation expense, general taxes, and net interest deductions increased.

Despite a five percent increase in the average number of customers billed between the two periods, operating margin decreased $11.3 million due to record warm weather experienced during the 1995/1996 winter heating season. Unseasonably warm weather experienced during much of the fourth quarter of 1995 and the first quarter of 1996 caused operating margin to be approximately $30 million less than expected and $24 million lower than the prior twelve-month period. The addition of 58,000 new customers over the twelve-month period partially mitigated the impact of weather, contributing approximately $13 million to operating margin.

Operations and maintenance expenses increased $3.9 million, or two percent, primarily as a result of general cost increases in labor and materials over the same period a year ago. These increases reflect the incremental cost of providing service to the Company's steadily growing customer base.

Depreciation expense and general taxes increased $7.2 million, or eight percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $142 million, or ten percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate the number of new customers being added to the system.

Net interest deductions increased $870,000 during the twelve months ended
June 1996 over the comparative period of the prior year. Average total debt outstanding during the period increased two percent and consisted of a $57 million increase in average long-term debt, net of funds held in trust, and a $44 million decrease in average short-term debt. The increase in debt is attributed primarily to the drawdown of IDRB funds previously held in trust and the refinancing of the $165 million term-loan facilities with a $200 million term-loan facility in January 1995.

Preferred securities distributions during the current period were $3.7 million. These distributions were generated from the original issuance of preferred securities in October 1995.

RATES AND REGULATORY PROCEEDINGS

  NEVADA

In December 1995, the Company filed general rate cases with the Public Service Commission of Nevada (PSCN) seeking approval to increase revenues by $15.8 million, or 12 percent, annually for its southern Nevada rate jurisdiction and $5 million, or 10 percent, annually for its northern Nevada rate jurisdiction. The Company was seeking recovery of increased operating and maintenance costs, construction-related financing, tax, insurance, and depreciation expenses associated with its expanding customer base. In
April 1996, the PSCN approved a settlement of the general rate cases which provide the Company with a $10.6 million general rate increase in southern Nevada and a $3.2 million increase in northern Nevada. The settlement achieved a number of rate design and tariff restructuring changes resulting in rates that are more cost-based. Over 86 percent of annual margin will now be recoverable from core customer classes, those most responsible for the increased operating costs. The settlement also adjusts rate design by equalizing margins earned from sales and transportation customers, resulting in consistent margin regardless of the type of service elected by a customer. The settlement also specifies a moratorium on future general rate increase requests until April 1999. The new rates became effective July 1, 1996.

  FERC

In July 1996, Paiute Pipeline Company, a wholly owned subsidiary of the Company, filed a general rate case with the Federal Energy Regulatory Commission (FERC) seeking approval to increase revenues by $6.9 million annually. Paiute is seeking recovery of cost increases associated with plant and related items, depreciation rates, operational costs including labor, and an increase in the required rate of return. Interim rates reflecting the increased revenues are expected to become effective in January 1997, subject to refund. The exact amount of rate relief that will ultimately be authorized is not known.

                         PART II - OTHER INFORMATION
                         ----------------------------

ITEMS 1-3  NONE

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company's Annual Meeting of Shareholders was held on
           July 16, 1996. Matters voted upon and the results of the voting were as follows:

           (1)  The eleven directors nominated were reelected.

           (2) The proposal to approve the principal terms of the sale of PriMerit Bank, Federal Savings Bank, to Norwest Corporation was approved. Shareholders voted 18,580,929 shares in favor, 301,381 opposed, and 385,356 abstentions.

           (3) The proposal to approve the 1996 Stock Incentive Plan was approved. Shareholders voted 13,942,808 shares in favor, 4,601,390 opposed, and 768,820 abstentions.

           (4) The proposal to amend the Restated Articles of Incorporation of the Company to increase the authorized shares of Common Stock from 30,000,000 shares to 45,000,000 shares was approved. Shareholders voted 19,561,462 shares in favor, 3,162,217 opposed, and 521,758 abstentions.

           (5) The proposal to amend the Restated Articles of Incorporation of the Company to authorize a new class of Preferred Stock and to eliminate authority to issue shares of Preferred Stock ($50 par value), Cumulative Preferred Stock ($100 par value), Second Preference Stock ($100 par value) and Special Common Stock was approved. Shareholders voted 13,264,972 shares in favor, 5,720,041 opposed, and 735,719 abstentions.

           (6) The proposal to ratify the selection of Arthur Andersen LLP as independent public accountants for the Company was approved. Shareholders voted 22,472,397 shares in favor, 396,510 opposed, and 376,531 abstentions.

ITEM 5     NONE

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

           (a) The following documents are filed as part of this report on Form 10-Q:

                Exhibit 10 -- Southwest Gas Corporation Directors Deferral Plan together with first amendment dated March 5, 1996.

                Exhibit 27 -- Financial Data Schedule (filed electronically only)

                Exhibit 99 -- Financial Analyst Report-Second Quarter 1996

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K - (CONTINUED)

           (b)  Reports on Form 8-K

                The Company filed a Form 8-K, dated July 19, 1996, reporting the closing of the sale of the Bank to Norwest Corporation.

                The Company filed a Form 8-K, dated July 26, 1996, updating exhibits in connection with its Registration Statement No. 33-62143.

                The Company filed a Form 8-K, dated July 31, 1996, in connection with the issuance of $150 million of debt securities.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       Southwest Gas Corporation
                       --------------------------------------------------
                                             (Registrant)






Date:  August 12, 1996








                                        /s/ Edward A. Janov
                       --------------------------------------------------
                                          Edward A. Janov
                       Vice President/Controller/Chief Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION
- ------     -----------

  10 Southwest Gas Corporation Directors Deferral Plan together with first amendment dated March 5, 1996.

  27       Financial Data Schedule (filed electronically only)

  99       Financial Analyst Report - Second Quarter 1996