Form 10-Q
period 1996-09-30
SOUTHWEST GAS CORP
filed 1996-11-13
CIK 92416

==============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

                                          OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  For the transition period from         to
                                                 -------   -------

                            COMMISSION FILE NUMBER 1-7850

                              SOUTHWEST GAS CORPORATION
               (Exact name of registrant as specified in its charter)

                         California                     88-0085720
               (State or other jurisdiction of       (I.R.S. Employer
                 incorporation or organization)     Identification No.)

                  5241 Spring Mountain Road
                    Post Office Box 98510
                      Las Vegas, Nevada                  89193-8510
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

                             Yes  X    No
                                 ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common Stock, $1 Par Value, 26,594,038 shares as of November 4, 1996

==============================================================================

                       PART I - FINANCIAL INFORMATION
                       ------------------------------


ITEM 1.  FINANCIAL STATEMENTS


The condensed consolidated financial statements included herein have been prepared by Southwest Gas Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K, and 1996 quarterly reports on Form 10-Q.

                                    SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (Thousands of dollars)
                                                   (Unaudited)
<CAPTION
                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                           1996                1995
                                                                       ------------         -----------
                                                 ASSETS
Utility plant
  Gas plant                                                            $  1,673,780         $ 1,579,665
  Less:  accumulated depreciation                                          (492,322)           (474,891)
  Acquisition adjustments                                                     5,974               6,298
  Construction work in progress                                              39,077              26,678
                                                                       ------------         -----------
    Net utility plant                                                     1,226,509           1,137,750
                                                                       ------------         -----------
Other property and investments                                               72,606              35,128
                                                                       ------------         -----------
Current assets
  Cash and cash equivalents                                                   4,381              11,168
  Accounts receivable, net of allowances                                     42,661              38,186
  Accrued utility revenue                                                    20,287              43,900
  Deferred tax benefit                                                       20,936              17,089
  Prepaids and other current assets                                          29,585              31,386
  Net assets of discontinued operations                                          --             175,493
                                                                       ------------         -----------
    Total current assets                                                    117,850             317,222
                                                                       ------------         -----------
Deferred charges and other assets                                            60,912              42,427
                                                                       ------------         -----------
Total assets                                                           $  1,477,877         $ 1,532,527
                                                                       ============         ===========

                                    CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock, $1 par (authorized - 45,000,000 shares; issued
   and outstanding - 26,566,472 and 24,467,499 shares)                 $     28,196         $    26,097
  Additional paid-in capital                                                345,554             312,631
  Retained earnings (accumulated deficit)                                   (10,683)             17,322
                                                                       ------------         -----------
    Total common equity                                                     363,067             356,050
  Redeemable preferred securities of Southwest Gas Capital I                 60,000              60,000
  Long-term debt, less current maturities                                   662,502             607,945
                                                                       ------------         -----------
    Total capitalization                                                  1,085,569           1,023,995
                                                                       ------------         -----------
Current liabilities
  Current maturities of long-term debt                                        5,748             120,000
  Short-term debt                                                            41,425              37,000
  Accounts payable                                                           29,001              41,864
  Accrued taxes                                                              21,463              29,116
  Deferred purchased gas costs                                               39,552              32,776
  Other current liabilities                                                  63,577              69,455
                                                                       ------------         -----------
    Total current liabilities                                               200,766             330,211
                                                                       ------------         -----------
Deferred income taxes and other credits
  Deferred income taxes and investment tax credits                          148,819             138,893
  Other deferred credits                                                     42,723              39,428
                                                                       ------------         -----------
    Total deferred income taxes and other credits                           191,542             178,321
                                                                       ------------         -----------
Total capitalization and liabilities                                   $  1,477,877         $ 1,532,527
                                                                       ============         ===========

        The accompanying notes are an integral part of these statements.

                                             SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                              (In thousands, except per share amounts)
                                                             (Unaudited)

                                                              THREE MONTHS ENDED       NINE MONTHS ENDED      TWELVE MONTHS ENDED
                                                                SEPTEMBER 30,            SEPTEMBER 30,           SEPTEMBER 30,
                                                             ---------------------   ---------------------   ---------------------
                                                                1996        1995        1996        1995        1996        1995
                                                             ---------   ---------   ---------   ---------   ---------   ---------
Operating revenues:
  Gas operating revenues                                     $  85,534   $  91,433   $ 376,599   $ 417,143   $ 522,958   $ 608,604
  Construction revenues                                         39,721          --      60,619          --      60,619          --
                                                             ---------   ---------   ---------   ---------   ---------   ---------
    Total operating revenues                                   125,255      91,433     437,218     417,143     583,577     608,604
                                                             ---------   ---------   ---------   ---------   ---------   ---------
Operating expenses:
  Net cost of gas                                               24,027      30,973     139,184     184,639     182,001     254,716
  Operations and maintenance                                    49,086      46,565     144,557     140,287     192,239     186,808
  Depreciation and amortization                                 19,455      16,326      54,046      47,204      69,334      61,755
  Taxes other than income taxes                                  7,365       6,784      22,228      20,272      29,129      26,861
  Construction expenses                                         33,726          --      51,815          --      51,815          --
                                                             ---------   ---------   ---------   ---------   ---------   ---------
    Total operating expenses                                   133,659     100,648     411,830     392,402     524,518     530,140
                                                             ---------   ---------   ---------   ---------   ---------   ---------
Operating income (loss)                                         (8,404)     (9,215)     25,388      24,741      59,059      78,464
                                                             ---------   ---------   ---------   ---------   ---------   ---------
Other income and (expenses):
  Net interest deductions                                      (14,016)    (13,296)    (40,445)    (39,656)    (54,143)    (52,935)
  Preferred securities distributions                            (1,368)         --      (4,106)         --      (5,019)         --
  Other income (deductions), net                                   (11)       (194)       (214)       (185)       (681)       (504)
                                                             ---------   ---------   ---------   ---------   ---------   ---------
    Total other income and (expenses)                          (15,395)    (13,490)    (44,765)    (39,841)    (59,843)    (53,439)
                                                             ---------   ---------   ---------   ---------   ---------   ---------
Income (loss) from continuing operations before income taxes   (23,799)    (22,705)    (19,377)    (15,100)       (784)     25,025
Income tax expense (benefit)                                    (9,161)     (9,352)     (7,655)     (6,245)       (571)      9,444
                                                             ---------   ---------   ---------   ---------   ---------   ---------
Income (loss) from continuing operations                       (14,638)    (13,353)    (11,722)     (8,855)       (213)     15,581
Net income (loss) from discontinued operations                      --         522          --       1,328     (18,864)      1,429
                                                             ---------   ---------   ---------   ---------   ---------   ---------
Net income (loss)                                              (14,638)    (12,831)    (11,722)     (7,527)    (19,077)     17,010
Preferred/preference stock dividend requirements                    --          95          --         285          22         380
                                                             ---------   ---------   ---------   ---------   ---------   ---------
Net income (loss) applicable to common stock                 $ (14,638)  $ (12,926)  $ (11,722)  $  (7,812)  $ (19,099)  $  16,630
                                                             =========   =========   =========   =========   =========   =========
Earnings (loss) per share from continuing operations         $   (0.55)  $   (0.56)  $   (0.46)  $   (0.40)  $   (0.01)  $    0.68
Earnings (loss) per share from discontinued operations              --        0.02          --        0.06       (0.74)       0.06
                                                             ---------   ---------   ---------   ---------   ---------   ---------
Earnings (loss) per share of common stock                    $   (0.55)  $   (0.54)  $   (0.46)  $   (0.34)  $   (0.75)  $    0.74
                                                             =========   =========   =========   =========   =========   =========
Dividends paid per share of common stock                     $   0.205   $   0.205   $   0.615   $   0.615   $    0.82   $    0.82
                                                             =========   =========   =========   =========   =========   =========
Average number of common shares outstanding                     26,477      24,062      25,636      22,768      25,382      22,370
                                                             =========   =========   =========   =========   =========   =========

        The accompanying notes are an integral part of these statements.

                                             SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Thousands of dollars)
                                                            (Unaudited)
                                                                    NINE MONTHS ENDED            TWELVE MONTHS ENDED
                                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                                -------------------------     -------------------------
                                                                   1996          1995            1996          1995
                                                                -----------   -----------     -----------   -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $   (11,722)  $    (7,527)    $   (19,077)  $    17,010
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization                                    54,046        47,204          69,334        61,755
    Deferred income taxes                                             1,282       (16,839)          2,807       (17,883)
    Changes in current assets and liabilities
      Accounts receivable                                             8,453        38,089          (9,917)        1,189
      Accrued utility revenue                                        23,613        28,489          (1,243)       (1,117)
      Deferred purchased gas costs                                    6,776        50,971           3,800        48,985
      Accounts payable                                              (15,986)      (28,210)          5,122         1,667
      Accrued taxes                                                  (7,653)      (11,448)        (10,025)       (5,066)
      Other current assets and liabilities                              480         2,993           1,148         2,611
  Other                                                                 911         1,756          (1,049)       (1,286)
  Undistributed (income) loss from discontinued operations               --        (5,795)         17,371        (7,126)
                                                                -----------   -----------     -----------   -----------
    Net cash provided by operating activities                        60,200        99,683          58,271       100,739
                                                                -----------   -----------     -----------   -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Construction expenditures                                        (141,948)     (116,612)       (191,517)     (159,883)
  Proceeds from bank sale                                           191,662            --         191,662            --
  Other                                                             (29,163)       (1,871)        (24,828)        2,170
                                                                -----------   -----------     -----------   -----------
    Net cash provided by (used in) investing activities              20,551      (118,483)        (24,683)     (157,713)
                                                                -----------   -----------     -----------   -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                           14,365        40,584          18,625        43,058
  Issuance of trust originated preferred securities                      --            --          57,713            --
  Reacquisition of preferred/preference stocks                           --            --          (4,000)       (4,058)
  Dividends paid                                                    (15,852)      (14,468)        (20,960)      (18,946)
  Issuance of long-term debt                                        159,486        32,107         176,786        38,107
  Retirement of long-term debt                                     (247,020)       (2,280)       (247,025)       (2,417)
  Issuance (repayment) of short-term debt                             1,483       (36,000)        (17,517)        4,000
  Other                                                                  --            --             (48)          524
                                                                -----------   -----------     -----------   -----------
    Net cash provided by (used in) financing activities             (87,538)       19,943         (36,426)       60,268
                                                                -----------   -----------     -----------   -----------

  Change in cash and temporary cash investments                      (6,787)        1,143          (2,838)        3,294
  Cash at beginning of period                                        11,168         6,076           7,219         3,925
                                                                -----------   -----------     -----------   -----------

  Cash at end of period                                         $     4,381   $     7,219     $     4,381   $     7,219
                                                                ===========   ===========     ===========   ===========

  Supplemental information:
  Interest paid, net of amounts capitalized                     $    47,718   $    48,375     $    61,720   $    61,073
                                                                ===========   ===========     ===========   ===========
  Income taxes paid, net of refunds                             $    18,610   $    26,143     $    12,880   $    27,291
                                                                ===========   ===========     ===========   ===========

        The accompanying notes are an integral part of these statements.

NOTE 1 -- DISPOSITION OF PRIMERIT BANK

In January 1996, the Company and its wholly owned subsidiaries: The Southwest Companies and PriMerit Bank, Federal Savings Bank (PriMerit), entered into a definitive agreement with Norwest Corporation (Norwest) to sell PriMerit to Norwest for $175 million. In April 1996, Norwest elected, pursuant to an option in the original agreement, to structure the acquisition as a purchase of substantially all of the assets and liabilities of PriMerit in exchange for consideration of $191 million. The Company will pay an additional $16 million in income taxes by virtue of consummating the sale as a purchase of assets and assumption of liabilities. The consideration of $191 million, therefore, provides the economic equivalent to the Company of a sale of stock of PriMerit for $175 million.

Shareholders of the Company voted on and approved the principal terms of the sale at the annual shareholder meeting held in July 1996. Various preclosing regulatory approvals were obtained and other customary closing conditions were satisfied. The sale closed in July 1996. Net proceeds of approximately
$163 million were initially used to pay down short-term debt and a portion of the term-loan facilities. In August, the Company retired debt incurred in connection with its investment in PriMerit.

NOTE 2 -- LONG-TERM DEBT

In August 1996, the Company completed the sale of $75 million of 7-1/2 percent debentures due 2006 and $75 million of 8 percent debentures due 2026. Net proceeds of $148 million as well as a portion of the $163 million net proceeds from the PriMerit sale were used to refund or retire outstanding callable debentures and pay down short-term debt with the remaining amount being used for general corporate purposes, including the acquisition of property for the construction, completion, extension, and improvement of the Company's pipeline systems and facilities located in and around the communities it serves. The debt refunded or retired during the third quarter was as follows (thousands of dollars):

     9% Series A, due 2011                            $   26,838
     9% Series B, due 2011                                31,158
     8.75% Series C, due 2011                             18,323
     9.375% Series D, due 2017                           120,000
     10% Series E, due 2013                               23,069
                                                      ----------
     Debt refunded or retired                            219,388
     Call premiums                                         8,873
                                                      ----------
                                                      $  228,261
                                                      ==========


Long-term debt outstanding at September 30, 1996 was as follows (thousands of dollars):

     Term loan facility                               $  184,000
     Debentures:
          9.75% Series F, due 2002                       100,000
          7.50% Series, due 2006                          75,000
          8.00% Series, due 2026                          75,000
     Industrial development revenue bonds--
      net of funds held in trust                         225,057
     Other                                                10,320
     Unamortized discount on long-term debt               (6,875)
                                                      ----------
     Total long-term debt                             $  662,502
                                                      ==========

NOTE 3 -- ACQUISITION OF NORTHERN PIPELINE CONSTRUCTION CO.

On April 29, 1996, the Company acquired all of the outstanding stock of Northern Pipeline Construction Co. (the construction services segment) pursuant to a definitive agreement dated November 1995. The Company issued approximately 1,439,000 shares of common stock valued at $24 million in connection with the acquisition. The acquisition was accounted for as a purchase. Goodwill in the amount of approximately $12 million was recorded by the construction services segment and is being amortized over a period of approximately 25 years. The construction services segment provides local gas distribution companies with installation, replacement, and maintenance services for underground natural gas distribution systems.

During the period from the acquisition date through September 30, 1996, the construction services segment recognized revenues generated from contracts with the Company of $37 million. These revenues and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation. Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," provides that intercompany profits on sales to regulated affiliates should not be eliminated in consolidation if the sales price is reasonable and if future revenues approximately equal to the sales price will result from the rate-making process. Management believes these two criteria will be met.

The assets acquired and the liabilities assumed at the acquisition date were as follows (thousands of dollars):

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
                                                                  =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is principally engaged in the business of purchasing, transporting, and distributing natural gas to residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California (natural gas operations segment). The construction services segment provides local gas distribution companies with installation, replacement, and maintenance services for underground natural gas distribution systems.

The Company previously engaged in financial services activities through PriMerit, a wholly owned subsidiary. In January 1996, the Company signed a definitive agreement to sell PriMerit to Norwest. The sale closed in July 1996, following receipt of shareholder and various governmental approvals and satisfaction of other customary closing conditions. For consolidated financial reporting purposes, the financial services activities are disclosed as discontinued operations.

For the twelve months ended September 30, 1996, loss from continuing operations was $213,000, loss from discontinued operations was $18.9 million, and total net loss was $19.1 million.

CAPITAL RESOURCES AND LIQUIDITY

Because the Company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company borrows under its credit lines to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date depending upon prevailing market conditions.

The Company estimates that construction expenditures for its natural gas operations for the three-year period ending December 31, 1998 will be approximately $470 million. It is estimated that cash flow from operating activities (net of dividends) will fund approximately one-half of the gas operations' total construction expenditures during the three-year period ending December 31, 1998. A portion of the construction expenditure funding will be provided by $36 million of funds held in trust from the issuance of industrial development revenue bonds at December 31, 1995. The remaining cash requirements are expected to be provided by external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, and growth factors in the Company's service areas. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

Included in the stockholders' equity section of the balance sheet is a $10.7 million accumulated deficit. This negative retained earnings balance is primarily attributable to the disposition of PriMerit Bank. Management anticipates a positive retained earnings balance at year end.

In August 1996, the Company completed the sale of $75 million of 7-1/2 percent debentures due 2006 and $75 million of 8 percent debentures due 2026. Net proceeds of $148 million as well as a portion of the $163 million net proceeds from the PriMerit sale were used to refund or retire $219 million of outstanding callable debentures and pay down short-term debt with the remaining amount being used for general corporate purposes, including the acquisition of property for the construction, completion, extension, and improvement of the Company's pipeline systems. The refinancing achieved a 126 basis point reduction in the related average interest rate. The financial impacts of the restructuring will be realized beginning with fourth quarter results.

In October 1996, the Company filed a $250 million shelf registration statement. Under this new registration statement, the Company may offer, up to the registered amount, any combination of debt securities, preferred stock, depositary shares, and common stock. This registration statement includes a carryforward of $60 million remaining from a prior shelf registration statement declared effective by the Securities and Exchange Commission in October 1995.

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

RESULTS OF CONSOLIDATED OPERATIONS

Quarterly Analysis
------------------
                                                  Contribution to Net Loss
                                               Three Months Ended September 30,
                                               -------------------------------
                                                    (Thousands of dollars)
                                                  1996                 1995
                                               ----------           ----------
Continuing operations:
  Natural gas operations                       $  (16,256)          $  (13,353)
  Construction services                             1,618                   --
Discontinued operations--financial services            --                  522
                                               ----------           ----------
Net loss                                       $  (14,638)          $  (12,831)
                                               ==========           ==========


Loss per share for the quarter ended September 30, 1996 was $0.55, compared to $0.54 recorded during the corresponding quarter of the prior year. See separate discussion at NATURAL GAS OPERATIONS SEGMENT of the changes as they relate to the natural gas operations segment. Construction services earnings per share were $0.06 for the current period. Prior year loss per share included per share earnings of $0.02 contributed from discontinued operations. Average shares outstanding increased 2.4 million shares between years primarily resulting from a 1.4 million share issuance in April 1996, and issuances under the Company's Dividend Reinvestment and Stock Purchase Plan.

Nine-Month Analysis
-------------------
                                                  Contribution to Net Loss
                                               Nine Months Ended September 30,
                                               ------------------------------
                                                    (Thousands of dollars)
                                                  1996                1995
                                               ----------          ----------
Continuing operations:
  Natural gas operations                       $  (13,786)         $   (8,855)
  Construction services                             2,064                  --
Discontinued operations--financial services            --               1,328
                                               ----------          ----------
Net loss                                       $  (11,722)         $   (7,527)
                                               ==========          ==========


Loss per share for the nine months ended September 30, 1996 was $0.46, a $0.12 decline from a per share loss of $0.34 recorded during the nine months ended September 30, 1995. Loss from continuing operations during the current nine-month period was $0.46, a decline from the loss recorded during the corresponding prior period of $0.40 per share. See separate discussion at NATURAL GAS OPERATIONS SEGMENT of the changes as they relate to the natural gas operations segment. Construction services earnings per share were $0.08 for the five-month period since acquisition. Prior year loss per share included per share earnings of $0.06 contributed from discontinued operations. Average shares outstanding increased 2.9 million shares between years primarily resulting from a 2.1 million share public offering in May 1995, a
1.4 million share issuance in April 1996, and issuances under the Company's Dividend Reinvestment and Stock Purchase Plan.

Twelve-Month Analysis
---------------------
                                             Contribution to Net Income (Loss)
                                             Twelve Months Ended September 30,
                                             --------------------------------
                                                  (Thousands of dollars)
                                                1996                1995
                                             -----------          -----------
Continuing operations:
  Natural gas operations                     $    (2,277)         $    15,581
  Construction services                            2,064                   --
Discontinued operations--financial services      (18,864)               1,429
                                             -----------          -----------
Net income (loss)                            $   (19,077)         $    17,010
                                             ===========          ===========


Loss per share for the twelve months ended September 30, 1996 was $0.75, a $1.49 decline from per share earnings of $0.74 recorded during the prior twelve-month period. Loss from continuing operations during the current twelve-month period was $0.01, a decline from earnings recorded during the corresponding prior period of $0.68 per share. See separate discussion at NATURAL GAS OPERATIONS SEGMENT of the changes as they relate to the natural gas operations segment. Construction services earnings per share were $0.08 for the five-month period since acquisition. Prior year earnings per share included per share earnings of $0.06 contributed from discontinued operations. Average shares outstanding increased 3 million shares between years.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board (FASB) issued
SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement is effective for transactions occurring after December 31, 1996. The Company does not anticipate any material effect on its financial position or results of operations upon implementation of this statement.

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

The Company purchases, transports, and distributes natural gas to approximately 1,064,000 residential, commercial, and industrial customers within its three-state service territory, of which 58 percent are in Arizona, 32 percent are in Nevada, and 10 percent are in California. During the twelve months ended September 30, 1996, 57 percent of operating margin was earned in Arizona, 33 percent in Nevada, and 10 percent in California. During this same period, the Company earned 59 percent of its operating margin from residential customers, 24 percent from commercial customers, and 17 percent from industrial and other customers. These patterns are consistent with prior periods and are expected to continue.

For the twelve months ended September 30, 1996, the Company's natural gas construction expenditures totaled $191 million, a 19 percent increase when compared to $160 million of additions for the same period ended a year ago. The increase is attributed to the investment in new transmission and distribution plant in Arizona, Nevada, and California to meet the demand from the Company's growing customer base. Approximately 80 percent of these current-period expenditures represents new construction and the balance represents costs associated with routine replacement of existing transmission, distribution and general plant.

RESULTS OF NATURAL GAS OPERATIONS

Quarterly Analysis
------------------
                                                    Three Months Ended
                                                       September 30,
                                                   --------------------
                                                  (Thousands of dollars)
                                                      1996       1995
                                                   ---------  ---------

Gas operating revenues                             $  85,534  $  91,433
Net cost of gas                                       24,027     30,973
                                                   ---------  ---------
  Operating margin                                    61,507     60,460
Operations and maintenance expense                    49,086     46,565
Depreciation and amortization                         17,012     16,326
Taxes other than income taxes                          7,365      6,784
                                                   ---------  ---------
  Operating loss                                     (11,956)    (9,215)
Other income (expense), net                              (23)      (194)
                                                   ---------  ---------
  Loss before interest and income taxes              (11,979)    (9,409)
Net interest deductions                               13,645     13,296
Preferred securities distribution                      1,368         --
Income tax expense (benefit)                         (10,540)    (9,352)
                                                   ---------  ---------
  Net loss before allocations                        (16,452)   (13,353)
Allocation of carrying costs, net of tax                 196         --
                                                   ---------  ---------
  Contribution to consolidated net loss            $ (16,256) $ (13,353)
                                                   =========  =========


Contribution to consolidated net loss decreased $2.9 million compared to the third quarter of 1995. The decrease was principally the result of higher operating costs and financing expenses incurred as a result of the expansion and upgrading of the gas system to accommodate customer growth.

Operating margin increased two percent in the third quarter of 1996 when compared to the third quarter of 1995. The increase is attributed to rate relief granted in the Nevada rate jurisdictions effective July 1996.

Operations and maintenance expenses increased $2.5 million, or five percent, reflecting increases in labor and maintenance costs, including the incremental expenses associated with meeting the needs of the Company's growing customer base.

Depreciation expense and general taxes increased $1.3 million, or five percent, primarily due to an increase in average gas plant in service of $132 million, or nine percent, compared to the third quarter of 1995. This increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Preferred securities distributions during the third quarter of 1996 were $1.4 million. These distributions were generated from the original issuance of preferred securities in October 1995.

Nine-Month Analysis
-------------------
                                                    Nine Months Ended
                                                      September 30,
                                                   --------------------
                                                  (Thousands of dollars)
                                                      1996       1995
                                                   ---------  ---------

Gas operating revenues                             $ 376,599  $ 417,143
Net cost of gas                                      139,184    184,639
                                                   ---------  ---------
  Operating margin                                   237,415    232,504
Operations and maintenance expense                   144,557    140,287
Depreciation and amortization                         50,003     47,204
Taxes other than income taxes                         22,228     20,272
                                                   ---------  ---------
  Operating income                                    20,627     24,741
Other income (expense), net                             (298)      (185)
                                                   ---------  ---------
  Income before interest and income taxes             20,329     24,556
Net interest deductions                               39,869     39,656
Preferred securities distribution                      4,106         --
Income tax expense (benefit)                          (9,533)    (6,245)
                                                   ---------  ---------
  Net loss before allocations                        (14,113)    (8,855)
Allocation of carrying costs, net of tax                 327         --
                                                   ---------  ---------
  Contribution to consolidated net loss            $ (13,786) $  (8,855)
                                                   =========  =========


Contribution to consolidated net loss decreased $4.9 million compared to the nine months ended September 1995. This was the result of increased operating costs and financing expenses incurred as a result of the continued expansion and upgrading of the gas system to accommodate the Company's growth.

Operating margin increased two percent during the nine months ended
September 1996, compared to the same period in 1995 due primarily to customer growth throughout the service territories and rate relief in the Nevada rate jurisdictions. However, the impact of record warm temperatures in the Southwest region of the country during the first quarters of 1996 and 1995 reduced operating margin in both periods from expected levels.

Operations and maintenance expenses increased $4.3 million, or three percent, reflecting increases in labor and maintenance costs along with incremental operating expenses associated with meeting the needs of the Company's growing customer base.

Depreciation expense and general taxes increased $4.8 million, or seven percent, primarily due to an increase in average gas plant in service of $140 million, or nine percent. This increase reflects capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth within the Company's service area.

Preferred securities distributions during the current period were $4.1 million. These distributions were generated from the original issuance of preferred securities in October 1995.

Twelve-Month Analysis
---------------------
                                                     Twelve Months Ended
                                                         September 30,
                                                     --------------------
                                                    (Thousands of dollars)
                                                        1996       1995
                                                     ---------  ---------

Gas operating revenues                               $ 522,958  $ 608,604
Net cost of gas                                        182,001    254,716
                                                     ---------  ---------
  Operating margin                                     340,957    353,888
Operations and maintenance expense                     192,239    186,808
Depreciation and amortization                           65,291     61,755
Taxes other than income taxes                           29,129     26,861
                                                     ---------  ---------
  Operating income                                      54,298     78,464
Other income (expense), net                               (765)      (504)
                                                     ---------  ---------
  Income before interest and income taxes               53,533     77,960
Net interest deductions                                 53,567     52,935
Preferred securities distribution                        5,019         --
Income tax expense (benefit)                            (2,449)     9,444
                                                     ---------  ---------
  Net income (loss) before allocations                  (2,604)    15,581
Allocation of carrying costs, net of tax                   327         --
                                                     ---------  ---------
  Contribution to consolidated net income (loss)     $  (2,277) $  15,581
                                                     =========  =========


Contribution to consolidated net income decreased $17.9 million compared to the twelve months ended September 1995. Operating margin decreased while operations and maintenance expense, depreciation, general taxes, and financing expenses increased.

Despite a five percent increase in the number of customers billed between the two periods, operating margin decreased $12.9 million due to record warm weather experienced during the 1995/1996 winter heating season. Unseasonably warm weather experienced during much of the fourth quarter of 1995 and the first quarter of 1996 caused operating margin to be approximately $32 million less than expected and $26 million lower than the prior twelve-month period. The addition of 66,000 new customers over the twelve-month period partially mitigated the impact of weather, contributing approximately $13 million to operating margin.

Operations and maintenance expenses increased $5.4 million, or three percent, primarily as a result of general cost increases in labor and materials over the same period a year ago.

Depreciation expense and general taxes increased $5.8 million, or seven percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $141 million, or ten percent compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Preferred securities distributions during the current period were $5 million. These distributions were generated from the original issuance of preferred securities in October 1995.

RATES AND REGULATORY PROCEEDINGS

  NEVADA

In December 1995, the Company filed general rate cases with the Public Service Commission of Nevada (PSCN) seeking approval to increase revenues by $15.8 million, or 12 percent, annually for its southern Nevada rate jurisdiction and $5 million, or 10 percent, annually for its northern Nevada rate jurisdiction. The Company was seeking recovery of increased operating and maintenance costs, construction-related financing, tax, insurance, and depreciation expenses associated with its expanding customer base. In
April 1996, the PSCN approved a settlement of the general rate cases providing the Company with a $10.6 million general rate increase in southern Nevada and a $3.2 million increase in northern Nevada. The settlement achieved a number of rate design and tariff restructuring changes resulting in rates that are more cost-based. Over 86 percent of annual margin will now be recoverable from core customer classes, those most responsible for the increased operating costs. The settlement also adjusts rate design by equalizing margins earned from sales and transportation customers, resulting in consistent margin regardless of the type of service elected by a customer. The settlement also specifies a moratorium on future general rate increase requests until April 1999. The new rates became effective July 1, 1996.

  FERC

In July 1996, Paiute Pipeline Company, a wholly owned subsidiary of the Company, filed a general rate case with the Federal Energy Regulatory Commission (FERC) seeking approval to increase revenues by $6.9 million annually. Paiute is seeking recovery of cost increases associated with plant and related items, depreciation rates, operational costs including labor, and an increase in the allowed rate of return. Interim rates reflecting the increased revenues are expected to become effective in January 1997, subject to refund. The exact amount of rate relief that will ultimately be authorized is not known.

  ARIZONA

In November 1996, the Company filed a general rate application with the Arizona Corporation Commission (ACC) seeking approval to increase revenues by $49.3 million, or 16 percent, annually for both of its Arizona rate jurisdictions. The Company is seeking rate relief for increased operating costs, changes in financing costs, and improvements and additions to the distribution system. The rate application also proposes a number of rate design improvements including consolidation of the southern and central Arizona operating divisions and better matching of rates with the costs of servicing various customer classes.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEMS 1-5   NONE

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            (a) The following documents are filed as part of this report on Form 10-Q:

                 Exhibit 10 - Amended and Restated Lease Agreement between
                              Spring Mountain Road Associates and Southwest Gas Corporation dated as of July 1, 1996.
                 Exhibit 27 - Financial Data Schedule (filed electronically only)
                 Exhibit 99 - Financial Analyst Report - Third Quarter 1996


            (b)  Reports on Form 8-K

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



                                        Southwest Gas Corporation
                           --------------------------------------------------
                                             (Registrant)





Date:  November 12, 1996                  /s/ Edward A. Janov
                           --------------------------------------------------
                                           Edward A. Janov
                           Vice President/Controller/Chief Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION OF EXHIBIT
-------         ------------------------------------------------------------
  10            Amended and Restated Lease Agreement between Spring Mountain
                Road Associates and Southwest Gas Corporation dated as of
                July 1, 1996.
  27            Financial Data Schedule (filed electronically only)
  99            Financial Analyst Report - Third Quarter 1996