Form 10-K405
period 1996-12-31
SOUTHWEST GAS CORP
filed 1997-03-28
CIK 92416

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER 1-7850

                           SOUTHWEST GAS CORPORATION
              (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

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
            Stock Purchase Rights                      New York Stock Exchange, Inc.
                                                       Pacific Stock Exchange, Inc.

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

               AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY
                        NONAFFILIATES OF THE REGISTRANT:
                         $504,395,738 at March 14, 1997

               THE NUMBER OF SHARES OUTSTANDING OF COMMON STOCK:
       Common Stock, $1 Par Value, 26,901,106 shares as of March 14, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE

                            DESCRIPTION                                PART INTO WHICH INCORPORATED
                            -----------                                ----------------------------
Annual Report to Shareholders for the Year Ended December 31, 1996          Parts I, II and IV
               Proxy Statement dated March 31, 1997                              Part III

================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                                         PAGE
                                                                                         ----
ITEM 1.   BUSINESS.....................................................................     1
          Natural Gas Operations.......................................................     1
            General Description........................................................     1
            Rates and Regulation.......................................................     2
            Competition................................................................     3
            Demand for Natural Gas.....................................................     3
            Natural Gas Supply.........................................................     4
            Environmental Matters......................................................     4
            Employees..................................................................     5
          Construction Services........................................................     5
ITEM 2.   PROPERTIES...................................................................     5
ITEM 3.   LEGAL PROCEEDINGS............................................................     8
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................     8
                                           PART II
ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....     8
ITEM 6.   SELECTED FINANCIAL DATA......................................................     8
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS...................................................................     8
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................     8
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE...................................................................     8
                                          PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................     8
ITEM 11.  EXECUTIVE COMPENSATION.......................................................     9
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............     9
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................    10
                                           PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.............    10
          List of Exhibits.............................................................    11
SIGNATURES.............................................................................    15

                                     PART I

ITEM 1.  BUSINESS

     The registrant, Southwest Gas Corporation (the Company), is incorporated under the laws of the State of California effective March 1931. The executive offices of the Company are located at 5241 Spring Mountain Road, P.O. Box 98510, Las Vegas, Nevada, 89193-8510, telephone number (702) 876-7237.

     The Company is principally engaged in the business of purchasing, transporting, and distributing natural gas to residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California (Southwest or the natural gas operations segment).

     In April 1996, the Company acquired all of the outstanding stock of Northern Pipeline Construction Co. (Northern or the construction services segment) pursuant to a definitive agreement dated November 1995. The Company issued approximately 1,439,000 shares of common stock valued at $24 million in connection with the acquisition. The construction services segment provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.

     In January 1996, the Company entered into a definitive agreement with Norwest Corporation (Norwest) to sell PriMerit Bank, Federal Savings Bank (PriMerit), a wholly owned subsidiary, to Norwest for $175 million. In April 1996, Norwest elected, pursuant to an option in the original agreement, to structure the acquisition as a purchase of substantially all of the assets and liabilities of PriMerit in exchange for consideration of $191 million. The Company paid an additional $16 million in income taxes by virtue of consummating the sale as a purchase of assets and assumption of liabilities. The consideration of $191 million, therefore, provided the economic equivalent to the Company of a sale of stock of PriMerit for $175 million. The sale closed in July 1996, following receipt of shareholder and various governmental approvals and satisfaction of other customary closing conditions. Net proceeds of approximately $163 million were initially used to pay down short-term debt and a portion of term-loan facilities. Debt incurred in connection with its investment in PriMerit was retired in August 1996. For consolidated financial reporting purposes, the financial services activities are disclosed as discontinued operations.

     Financial information with respect to the Company's industry segments is included in Note 12 of the Notes to Consolidated Financial Statements which is included in the Annual Report to Shareholders and is incorporated herein by reference.

                             NATURAL GAS OPERATIONS

GENERAL DESCRIPTION

     Southwest is subject to regulation by the Arizona Corporation Commission
(ACC), the Public Service Commission of Nevada (PSCN), and the California Public Utilities Commission (CPUC). These commissions regulate public utility rates, practices, facilities, and service territories in their respective states. The CPUC also regulates the issuance of all securities by the Company, with the exception of short-term borrowings. Certain of the Company's accounting practices, transmission facilities, and rates are subject to regulation by the Federal Energy Regulatory Commission (FERC).

     Southwest purchases, transports, and distributes natural gas to approximately 1,092,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. There were 63,000 customers added to the system during 1996.

     The table below lists Southwest's percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

                                                                                        ELECTRIC
                                                                                      GENERATION,
                                           RESIDENTIAL AND     LARGE COMMERCIAL,      RESALE, AND
               FOR THE YEAR ENDED          SMALL COMMERCIAL   INDUSTRIAL AND OTHER   TRANSPORTATION
               ------------------          ----------------   --------------------   --------------
        December 31, 1996................         80%                   6%                 14%
        December 31, 1995................         79                    7                  14
        December 31, 1994................         79                    7                  14

     Southwest is not dependent on any one or a few customers to the extent that the loss of any one or several would have a significant adverse impact on earnings.

     Transportation of customer-secured gas to end-users on Southwest's system accounted for 54 percent of total system throughput in 1996. Although the volumes were significant, these customers provide a much smaller proportionate share of operating margin. In 1996, customers who utilized this service transported 968 million therms, contributing 11 percent of operating margin.

     The demand for natural gas is seasonal. Variability in weather from normal temperatures may materially impact results of operations. It is management's opinion that comparisons of earnings for interim periods do not reliably reflect overall trends and changes in Southwest's operations. Also, earnings for interim periods can be significantly affected by the timing of general rate relief.

RATES AND REGULATION

     Rates that Southwest is authorized to charge its distribution system customers are determined by the ACC, CPUC, and PSCN in general rate cases and are derived using rate base, cost of service, and cost of capital experienced in a historical test year, as adjusted in Arizona and Nevada, and projected for a future test year in California. The FERC regulates the northern Nevada transmission and liquefied natural gas (LNG) storage facilities of Paiute Pipeline Company (Paiute), a wholly owned subsidiary, and the rates it charges for transportation of gas directly to certain end-users and to various local distribution companies (LDCs). The LDCs transporting on Paiute's system are:
Sierra Pacific Power Company (serving Reno and Sparks, Nevada), WP Natural Gas (serving South Lake Tahoe, California), and Southwest Gas Corporation (serving North Lake Tahoe, California and various locations throughout northern Nevada).

     Rates charged to customers vary according to customer class and are set at levels allowing for the recovery of all prudently incurred costs, including a return on rate base sufficient to pay interest on debt, preferred securities distributions, and a reasonable return on common equity. Southwest's rate base consists generally of the original cost of utility plant in service, plus certain other assets such as working capital and inventories, less accumulated depreciation on utility plant in service, net deferred income tax liabilities, and certain other deductions. Rate schedules in all of Southwest's service areas contain purchased gas adjustment (PGA) clauses which allow Southwest to file for rate adjustments as the cost of purchased gas changes. Generally, Southwest tariffs provide for annual adjustment dates for changes in purchased gas costs. However, Southwest may request to adjust its rates more often than once each year, if conditions warrant. These changes have no direct impact on profit margin.

     The table below lists the docketed general rate filings initiated and/or completed within each ratemaking area in 1996:

                                                                                     MONTH
                                                                                  FINAL RATES
            RATEMAKING AREA              TYPE OF FILING         MONTH FILED        EFFECTIVE
    -------------------------------  ----------------------    --------------    -------------
    Arizona:
      Central and Southern           General rate case         November 1996          --
    California:
      Northern                       Operational Attrition     November 1996     January 1997
    Nevada:
      Northern and Southern          General rate case         December 1995       July 1996
    FERC:
      Paiute                         General rate case           July 1996            (1)

---------------

(1) Interim rates reflecting the increased revenues became effective in January 1997. The rates are subject to refund until a final order is issued.

COMPETITION

     Electric utilities are Southwest's principal competitors for the residential and small commercial markets throughout its service areas. Competition for space heating, general household, and small commercial energy needs generally occurs at the initial installation phase when the customer/builder typically makes the decision as to which type of equipment to install and operate. The customer will generally continue to use the chosen energy source for the life of the equipment. As a result of its success in these markets, Southwest has experienced consistent growth among the residential and small commercial customer classes.

     Unlike residential and small commercial customers, certain large commercial, industrial, and electric generation customers have the capability to switch to alternative energy sources. Southwest has been successful in retaining these customers by setting rates at levels competitive with alternative energy sources such as fuel oils and coal. As a result, management does not anticipate any material adverse impact on its operating margin from fuel switching.

     Southwest continues to compete with interstate transmission pipeline companies, such as El Paso Natural Gas Company (El Paso), Kern River Gas Transmission Company (Kern River), and Tuscarora Gas Transmission Company, to provide service to large end-users. End-use customers located in close proximity to these interstate pipelines pose a potential bypass threat and, therefore, require Southwest to closely monitor each customer's situation and provide competitive service in order to retain the customer.

     Southwest has maintained an intensive effort to mitigate bypass risks through the use of discounted transportation contract rates, special long-term contracts with electric generation and cogeneration customers, and new tariff programs. One such program provides an opportunity for potential bypass customers in Arizona and all transportation customers in Nevada to purchase natural gas-related services as a bundled package, including the procurement of gas supply. Southwest enters into gas supply contracts for eligible customers, which are not included in its system supply portfolio, and provides nomination and balancing services on behalf of the customer. This program, as well as Southwest's other competitive response initiatives and otherwise competitive rates, has helped mitigate the financial impact from the threat of bypass.

DEMAND FOR NATURAL GAS

     Deliveries of natural gas by Southwest are made under a priority system established by each regulatory commission having jurisdiction over Southwest. The priority system is intended to ensure that the gas requirements of higher-priority customers, primarily residential customers and nonresidential customers who use 500 therms of gas per day or less, are fully satisfied on a daily basis before lower-priority customers, primarily electric utility and large industrial customers able to use alternative fuels, are provided any quantity of gas or capacity.

     Demand for natural gas is greatly affected by temperature. On cold days, use of gas by residential and commercial customers may be as much as eight times greater than on warm days because of increased use of gas for space heating. To fully satisfy this increased high-priority demand, gas is withdrawn from storage, or peaking supplies are purchased from suppliers. If necessary, service to interruptible lower-priority customers may be curtailed to provide the needed delivery system capacity. Southwest maintains no backlog on its orders for gas service.

     Southwest has entered the residential cooling market by working with the manufacturers of gas air conditioning units and the builders of new residential units in the Arizona and southern Nevada service areas. Gas air conditioning represents an emerging market with the long-term potential for Southwest to smooth its currently seasonal earnings.

     Natural gas vehicles (NGVs) represent another nontraditional source of demand for natural gas. Southwest encourages the use of NGVs throughout its service territories. As of December 31, 1996, there were 38 public- and nonpublic-access fueling stations and approximately 3,900 NGVs in use throughout Southwest's service territories. As more public fueling stations come on-line and stricter vehicle emission standards are adopted, the demand for NGVs should increase.

NATURAL GAS SUPPLY

     Southwest believes that natural gas supplies and pipeline capacity will remain plentiful and readily available. Gas supplies for Southwest's southern system (the Arizona, southern Nevada and southern California properties) are primarily obtained from producing regions in New Mexico (San Juan basin), Texas (Permian basin), and Rocky Mountain areas. For its northern system (the northern Nevada and northern California properties), Southwest primarily obtains gas from Rocky Mountain producing areas and from Canada. Southwest arranges for transportation of gas to its Arizona, Nevada, and California service territories through the pipeline systems of El Paso, Kern River, Northwest Pipeline Corporation, and Southern California Gas Company (SoCal). Supply and pipeline capacity availability on both short- and long-term bases are continually monitored by Southwest to ensure the continued reliability of service to its customers.

     Southwest's primary objective with respect to gas supply is to ensure that adequate, as well as economical, supplies of natural gas are available from reliable sources. Gas is acquired from a wide variety of sources, including suppliers on the spot market and those who provide firm supplies over short-term and longer-term durations. Balancing firm supply assurances against the associated costs dictate a continually changing natural gas purchasing mix within the supply portfolio. Southwest believes its balanced portfolio provides security as well as the operating flexibility needed to meet changing market conditions. During 1996, Southwest acquired gas supplies from over 70 suppliers. In managing its gas supply portfolio, Southwest does not utilize derivative financial instruments.

     Southwest continues to evaluate natural gas storage as an option to enable it to take advantage of seasonal price differentials in obtaining natural gas from a variety of sources to meet the growing demand of its customers.

     The purchase of natural gas at the wellhead is not regulated. Natural gas prices have demonstrated seasonal volatility with higher prices in the heating season and lower prices during the summer or off-peak consumption period. The latter part of 1996 witnessed particularly steep price increases. See additional discussion regarding the effect of changing natural gas prices included in the Capital Resources & Liquidity section of Management's Discussion and Analysis, which is included in the Annual Report to Shareholders.

ENVIRONMENTAL MATTERS

     Federal, state, and local laws and regulations governing the discharge of materials into the environment have had little direct impact upon Southwest. Environmental efforts, with respect to matters such as protection of endangered species and archeological finds, have increased the complexity and time required to obtain pipeline rights-of-way and construction permits. However, increased environmental legislation and regulation are also beneficial to the natural gas industry. Because natural gas is one of the most environmen-tally safe fuels currently available, its use helps energy users to comply with stricter environmental standards. For example, legislation, such as the Clean Air Act Amendments of 1990 and the Energy Policy Act of 1992, has a positive effect on natural gas demand, including provisions encouraging the use of natural gas vehicles, cogeneration, and independent power production.

EMPLOYEES

     At December 31, 1996, the natural gas operations segment had 2,424 regular full-time equivalent employees. Southwest believes it has a good relationship with its employees. No employees are represented by a union.

     Reference is hereby made to Item 10 in Part III of this report on Form 10-K for information relative to the executive officers of the Company.

                             CONSTRUCTION SERVICES

     Northern Pipeline Construction Co. (Northern or the construction services segment) is a full-service underground piping contractor which provides utility companies with trenching and installation, replacement, and maintenance of energy distribution systems. Northern contracts primarily with LDCs to install, repair, and maintain energy distribution systems from the town border station to the end-user's meter. The primary focus of business operations is main and service replacement as well as new business installations. Construction work varies from relatively small projects to the piping of entire communities. Construction activity is seasonal with work generally scheduled for the spring through fall months in colder climate areas, such as the Midwest. In warmer climate areas, such as the southwestern United States, construction occurs year round.

     Northern's business activities are often concentrated in utility service territories where existing gas lines are scheduled for replacement. An LDC will typically contract with Northern to provide pipe replacement services and new line installations. Contract terms generally specify unit price or fixed-price arrangements. Unit price contracts establish prices for all of the various services to be performed during the contract period. These contracts often have annual pricing reviews. During 1996, more than 90 percent of revenue was earned under unit price contracts. As of December 31, 1996 no backlog exists with respect to outstanding construction contracts.

     Competition within the industry is limited to several regional competitors in what can be characterized as a largely fragmented industry. Northern currently operates in approximately 20 major markets nationwide. Its customers are the primary LDCs in those markets. Construction companies typically depend on a few customers for their business. During 1996, Southwest accounted for 37 percent of Northern's revenues. No other customers contributed more than 10 percent of revenues.

     Employment fluctuates between seasonal construction periods, which are normally heaviest in the summer and fall months. At December 31, 1996, Northern had 1,289 regular full-time equivalent employees. Employment peaked in October 1996 when there were 1,802 employees. The majority of the employees are represented by collective bargaining agreements which is typical of the construction industry.

     Operations are conducted from 22 field locations with corporate headquarters located in Phoenix, Arizona. All buildings are leased from third parties. The lease terms are typically two to three years. Field location facilities consist of a small building for repairs and acreage to store equipment.

     Northern has acquired and professionally maintained state-of-the-art work equipment required to ensure high quality performance and maximum efficiency. Innovative technology is utilized to continuously improve productivity, efficiency, and customer satisfaction. Northern has a strict policy for maintaining its equipment and also adheres to a replacement program for the majority of key equipment in order to minimize downtime and preserve resale values.

ITEM 2. PROPERTIES

     The plant investment of Southwest consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators which comprise the pipeline systems and facilities located in and around the communities served. Southwest also includes other properties such as land, buildings, furnishings, work equipment, and vehicles in plant investment. Southwest's northern Nevada and northern California properties are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Several properties are leased by Southwest, including an LNG storage plant on its northern Nevada system and a portion of the corporate headquarters office complex located in Las Vegas, Nevada. Total gas plant, exclusive of leased property, at December 31, 1996, was $1.7 billion, including construction work in progress. It is the opinion of management that the properties of Southwest are suitable and adequate for its purposes.

     Substantially all of Southwest's gas main and service lines are constructed across property owned by others under right-of-way grants obtained from the record owners thereof, on the streets and grounds of municipalities under authority conferred by franchises or otherwise, or on public highways or public lands under authority of various federal and state statutes. None of Southwest's numerous county and municipal franchises are exclusive, and some are of limited duration. These franchises are renewed regularly as they expire, and Southwest anticipates no serious difficulties in obtaining future renewals.

     With respect to the right-of-way grants, Southwest has had continuous and uninterrupted possession and use of all such rights-of-way, and the associated gas mains and service lines, commencing with the initial stages of the construction of such facilities. Permits have been obtained from public authorities in certain instances to cross, or to lay facilities along, roads and highways. These permits typically are revocable at the election of the grantor, and Southwest occasionally must relocate its facilities when requested to do so by the grantor. Permits have also been obtained from railroad companies to cross over or under railroad lands or rights-of-way, which in some instances require annual or other periodic payments and are revocable at the grantors' elections.

     Southwest operates two major pipeline transmission systems: (i) a system owned by Paiute, a wholly owned subsidiary, extending from the Idaho-Nevada border to the Reno, Sparks, and Carson City areas and communities in the Lake Tahoe area in both California and Nevada and other communities in northern and western Nevada; and (ii) a system extending from the Colorado River at the southern tip of Nevada to the Las Vegas distribution area.

     The map below shows the locations of Southwest's major facilities and major transmission lines, and principal communities to which Southwest supplies gas either as a wholesaler or distributor. The map also shows major supplier transmission lines that are interconnected with Southwest's systems.

                                     [MAP]

     [DESCRIPTION: Map of Arizona, Nevada, and southern California indicating the location of the Company's service areas. Service areas in Arizona include most of the central and southern areas of the state including Phoenix, Tucson, Yuma, and surrounding communities. Service areas in northern Nevada include Carson City, Yerington, Fallon, Lovelock, Winnemuca, and Elko. Service areas in southern Nevada include the Las Vegas valley (including Henderson and Boulder
City), and Laughlin. Service areas in southern California include Barstow, Big Bear, Needles, and Victorville. Service areas in northern California include the north shore of Lake Tahoe. Companies providing gas transportation services for the Company are indicated by showing the location of their pipelines. Major transporters include El Paso Natural Gas Company, Kern River Gas Transmission Company, Northwest Pipeline Corporation, and Southern California Gas Company. The location of Paiute Pipeline Company's transmission pipeline (extending from the Idaho/Nevada border to the Reno/Tahoe area) and the Company's pipeline (extending from Laughlin/Bullhead City to the Las Vegas valley) are indicated. The LNG facility is located near Lovelock, Nevada. The liquefied petroleum gas facility is located near Reno, Nevada.]

     The information appearing in Part I, Item 1, page 5 with respect to the construction services segment is incorporated herein by reference.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal markets on which the common stock of the Company is traded are the New York Stock Exchange and the Pacific Stock Exchange. At March 14, 1997, there were 26,967 holders of record of common stock. The market price of the common stock was $18.75 as of March 14, 1997. The quarterly market price of and dividends on the Company's common stock required by this item are included in the 1996 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     Information required by this item is included in the 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is included in the 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of Southwest Gas Corporation and Notes thereto, together with the report of Arthur Andersen LLP, Independent Public Accountants, are included in the 1996 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors. Information with respect to Directors is set forth under the heading "Election of Directors" in the Company's definitive Proxy Statement dated March 31, 1997, which by this reference is incorporated herein.

     (b) Identification of Executive Officers. The name, age, position and period position held during the last five years for each of the Executive Officers of the Company are as follows:

                                                                                      PERIOD
                                                                                     POSITION
        NAME          AGE                         POSITION                             HELD
        ----          ---                         --------                           --------
Michael O. Maffie     49     President and Chief Executive Officer                1993-Present
                             President and Chief Operating Officer                1992-1993
George C. Biehl       49     Senior Vice President/Chief Financial Officer and    1996-Present
                             Corporate Secretary
                             Senior Vice President and Chief Financial Officer    1992-1996
James P. Kane         50     Senior Vice President/Operations                     1997-Present
                             Vice President/Southern Arizona Division             1993-1997
                             Director/Operations Support                          1992-1993
James F. Lowman       50     Senior Vice President/Central Arizona Division       1992-Present
Dudley J. Sondeno     44     Senior Vice President/Chief Knowledge and            1993-Present
                             Technology Officer
                             Vice President/Engineering and Operations Support    1992-1993
Edward S. Zub         48     Senior Vice President/Regulation and Product         1996-Present
                             Pricing
                             Vice President/Rates & Regulation                    1992-1996

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

     (f) Involvement in Certain Legal Proceedings. None.

     (g) Promoters and Control Persons. None.

     Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC) and the New York Stock Exchange. Officers, directors, and beneficial owners of more than ten percent of any class of equity securities are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     The Company has adopted procedures to assist its directors and executive officers in complying with Section 16(a) of the Securities and Exchange Act of 1934, which includes assisting in the preparation of forms for filing. For 1996, all the required reports were filed timely.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation is set forth under the heading "Executive Compensation and Benefits" in the Company's definitive Proxy Statement dated March 31, 1997, which by this reference is incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners. None.

     (b) Security Ownership of Management. Information with respect to security ownership of management is set forth under the heading "Securities Ownership by Nominees and Executive Officers" in the Company's definitive Proxy Statement dated March 31, 1997, which by this reference is incorporated herein.

     (c) Changes in Control. None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is set forth under the heading "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement dated March 31, 1997, which by this reference is incorporated herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report on Form 10-K:

        (1) The Consolidated Financial Statements of the Company (including the Report of Independent Public Accountants) required to be reported herein are incorporated by reference to the information reported in the Company's 1996 Annual Report under the following captions:

                Consolidated Balance Sheets.............................................    36
                Consolidated Statements of Income.......................................    37
                Consolidated Statements of Cash Flows...................................    38
                Consolidated Statements of Stockholders' Equity.........................    39
                Notes to Consolidated Financial Statements..............................    40
                Report of Independent Public Accountants................................    61

        (2) All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

        (3) See List of exhibits.

     (b) Reports on Form 8-K.

     The Company filed a Form 8-K, dated November 4, 1996, filing a consent of Arthur Andersen LLP, independent public accountants in connection with the filing of a Form S-3 registration statement.

     The Company filed a Form 8-K, dated December 23, 1996, filing the ratio of earnings to fixed charges for the twelve months ended September 30, 1996.

     The Company filed a Form 8-K, dated December 30, 1996, filing documents in connection with the Company's Medium-Term Notes.

     The Company filed a Form 8-K, dated February 11, 1997, reporting summary financial information for the year ended December 31, 1996.

     (c) See List of exhibits.

                                LIST OF EXHIBITS

 EXHIBIT
 NUMBER                                   DESCRIPTION OF DOCUMENT
 -------                                  -----------------------
 2.01(17)     Agreement between Southwest Gas Corporation, The Southwest Companies and
              PriMerit Bank, Federal Savings Bank, as sellers and Norwest Corporation as buyer, dated April 10, 1996, regarding sale of assets and liabilities of
              PriMerit Bank.
 3(i)(5)      Restated Articles of Incorporation, as amended.
 3(ii)(10)    Amended Bylaws of Southwest Gas Corporation.
 4.01(1)      Indenture between the Company and Bank of America National Trust and Savings
              Association, as successor by merger to Security Pacific National Bank, as
              Trustee, dated August 1, 1986, with respect to the Company's 9% Series A and
              Series B and 8 3/4% Series C Debentures.
 4.02(7)      First Supplemental Indenture of the Company to Bank of America National Trust
              and Savings Association, as successor by merger to Security Pacific National
              Bank, as Trustee, dated as of October 1, 1986, supplementing and amending the
              Indenture dated as of August 1, 1986, with respect to the Company's 9%
              Debentures, Series A, due 2011.
 4.03(7)      Second Supplemental Indenture of the Company to Bank of America National Trust
              and Savings Association, as successor by merger to Security Pacific National
              Bank, as Trustee, dated as of November 1, 1986, supplementing and amending the
              Indenture dated as of August 1, 1986, with respect to the Company's 9%
              Debentures, Series B, due 2011.
 4.04(8)      Third Supplemental Indenture of the Company to Bank of America National Trust
              and Savings Association, as successor by merger to Security Pacific National
              Bank, as Trustee, dated as of December 1, 1986, supplementing and amending the
              Indenture dated as of August 1, 1986, with respect to the Company's 8 3/4%
              Debentures, Series C, due 2011.
 4.05(8)      Fourth Supplemental Indenture of the Company to Bank of America National Trust
              and Savings Association, as successor by merger to Security Pacific National
              Bank, as Trustee, dated as of February 1, 1987, supplementing and amending the
              Indenture dated as of August 1, 1986, with respect to the Company's 10%
              Debentures, Series D, due 2017.
 4.06(9)      Fifth Supplemental Indenture of the Company to Bank of America National Trust
              and Savings Association, as successor by merger to Security Pacific National
              Bank, as Trustee, dated as of August 1, 1988, supplementing and amending the
              Indenture dated as of August 1, 1986, with respect to the Company's 9 3/8%
              Debentures, Series E, due 2013.
 4.07(10)     Sixth Supplemental Indenture of the Company to Bank of America National Trust
              and Savings Association, as successor by merger to Security Pacific National
              Bank, as Trustee, dated as of June 16, 1992, supplementing and amending the
              Indenture dated as of August 1, 1986, with respect to the Company's 9 3/4%
              Debentures, Series F, due 2002.
 4.08(11)     Indenture between Clark County, Nevada, and Bank of America Nevada as Trustee,
              dated September 1, 1992, with respect to the issuance of $130,000,000
              Industrial Development Revenue Bonds (Southwest Gas Corporation), $30,000,000
              1992 Series A and $100,000,000 1992 Series B.
 4.09(12)     Indenture between Clark County, Nevada, and Harris Trust and Savings Bank as
              Trustee, dated December 1, 1993, with respect to the issuance of $75,000,000
              Industrial Development Revenue Bonds (Southwest Gas Corporation), 1993 Series
              A, due 2033.
 4.10(12)     Indenture between City of Big Bear Lake, California, and Harris Trust and
              Savings Bank as Trustee, dated December 1, 1993, with respect to the issuance of $50,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation
              Project), 1993 Series A, due 2028.
 4.11(22)     Indenture between the Company and Harris Trust and Savings Bank dated July 15,
              1996, with respect to the Company's Debt Securities.

 EXHIBIT
 NUMBER                                   DESCRIPTION OF DOCUMENT
 -------                                  -----------------------
 4.12(23)     First Supplement Indenture of the Company to Harris Trust and Savings Bank
              dated August 1, 1996, supplementing and amending the Indenture dated as of July
              15, 1996, with respect to the Company's 7 1/2% and 8% Debentures, due 2006 and
              2026, respectively.
 4.13(25)     Second Supplemental Indenture of the Company to Harris Trust and Savings Bank
              dated December 30, 1996, supplementing and amending the Indenture dated as of
              July 15, 1996, with respect to the Company's Medium-Term Notes.
 4.14(3)      Certificate of Trust of Southwest Gas Capital I.
 4.15(16)     Amended and Restated Declaration of Trust of Southwest Gas Capital I.
 4.16(16)     Form of Preferred Security (attached as Annex I to Exhibit A to the Amended and
              Restated Declaration of Trust of Southwest Gas Capital I included as Exhibit
              4.15 hereto).
 4.17(4)      Form of Guarantee with respect to Preferred Securities.
 4.18(15)     Southwest Gas Capital I Preferred Securities Guarantee by the Company and
              Harris Trust and Savings Bank, dated as of October 31, 1995.
 4.19(15)     Form of Subordinated Debt Security (included in the First Supplemental
              Indenture included as Exhibit 4.20 hereto).
 4.20(15)     Subordinated Debt Securities Indenture between the Company and Harris Trust and
              Savings Bank, dated as of October 31, 1995.
 4.21(15)     First Supplemental Indenture between the Company and Harris Trust and Savings
              Bank, dated as of October 31, 1995, supplementing and amending the Indenture dated as of October 31, 1995, with respect to the 9.125% Subordinated Debt
              Securities.
 4.22(2)      Form of Deposit Agreement.
 4.23(2)      Form of Depositary Receipt (attached as Exhibit A to Deposit Agreement included as Exhibit 4.22 hereto).
 4.24(18)     Rights Agreement between the Company and Harris Trust Company, as Rights Agent,
              dated as of March 5, 1996.
 4.25         The Company hereby agrees to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by
              Southwest Gas Corporation or its subsidiaries.
 9.01         Not applicable.
10.01(6)      Participation Agreement among the Company and General Electric Credit
              Corporation, Prudential Insurance Company of America, Aetna Life Insurance
              Company, Merrill Lynch Interfunding, Bank of America through purchase of Valley
              Bank of Nevada, Bankers Trust Company and First Interstate Bank of Nevada,
              dated as of July 1, 1982.
10.02(24)     Amended and Restated Lease Agreement between the Company and Spring Mountain
              Road Associates, dated as of July 1, 1996.
10.03(12)     Financing Agreement between the Company and Clark County, Nevada, dated
              September 1, 1992.
10.04(12)     Financing Agreement between the Company and Clark County, Nevada, dated as of
              December 1, 1993.
10.05(12)     Project Agreement between the Company and City of Big Bear Lake, California, dated as of December 1, 1993.
10.06(13)     Southwest Gas Corporation Executive Deferral Plan, amended and restated May 10,
              1994.
10.07(20)     Southwest Gas Corporation Directors Deferral Plan, together with first amendment dated March 5, 1996.

 EXHIBIT
 NUMBER                                   DESCRIPTION OF DOCUMENT
 -------                                  -----------------------
10.08(12)     Southwest Gas Corporation Board of Directors Retirement Plan, amended and restated effective October 1, 1993.
10.09(13)     Southwest Gas Corporation Management Incentive Plan, amended and restated May
              10, 1994.
10.10(13)     Southwest Gas Corporation Supplemental Retirement Plan, amended and restated as of May 10, 1994.
10.11         Form of Employment Agreement with Company officers.
10.12(14)     $200 million Credit Agreement between the Company, Union Bank of Switzerland, et al., dated as of January 27, 1995.
10.13(17)     Merger Agreement among the Company and Northern Pipeline Construction Co., dated as of November 13, 1995.
10.14(19)     Southwest Gas Corporation 1996 Stock Incentive Plan.
11.01         Not applicable.
12.01         Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to
              Combined Fixed Charges and Preferred Stock Dividends of the Company.
13.01         Portions of 1996 Annual Report incorporated by reference to the Form 10-K.
16.01         Not applicable.
18.01         Not applicable.
21.01         List of subsidiaries of Southwest Gas Corporation.
22.01         Not applicable.
23.01         Consent of Arthur Andersen LLP, Independent Public Accountants.
24.01         Not applicable.
27.01         Financial Data Schedule (filed electronically only).
28.01         Not applicable.

---------------

 (1) Incorporated herein by reference to the Company's Registration Statement on Form S-3, No. 33-7931.

 (2) Incorporated herein by reference to the Company's Registration Statement on Form S-3, No. 33-55621.

 (3) Incorporated herein by reference to the Company's Registration Statement on Form S-3, No. 33-62143.

 (4) Incorporated herein by reference to the Company's Amendment No. 1 to Registration Statement on Form S-3, No. 33-62143.

 (5) Incorporated herein by reference to the Company's Registration Statement on Form S-3, No. 333-14605.

 (6) Incorporated herein by reference to the Company's report on Form 10-K for the year ended December 31, 1982.

 (7) Incorporated herein by reference to the Company's report on Form 10-K for the year ended December 31, 1986.

 (8) Incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended March 31, 1987.

 (9) Incorporated herein by reference to the Company's report on Form 8-K dated August 23, 1988.

(10) Incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended June 30, 1992.

(11) Incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended September 30, 1992.

(12) Incorporated herein by reference to the Company's report on Form 10-K for the year ended December 31, 1993.

(13) Incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended June 30, 1994.

(14) Incorporated herein by reference to the Company's report on Form 10-K for the year ended December 31, 1994.

(15) Incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended September 30, 1995.

(16) Incorporated herein by reference to the Company's report on Form 8-K dated October 26, 1995.

(17) Incorporated herein by reference to the Company's report on Form 10-K for the year ended December 31, 1995.

(18) Incorporated herein by reference to the Company's report on Form 8-K dated March 5, 1996.

(19) Incorporated herein by reference to the Company's Proxy Statement dated May 30, 1996.

(20) Incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended June 30, 1996.

(21) Incorporated herein by reference to the Company's report on Form 8-K dated July 19, 1996.

(22) Incorporated herein by reference to the Company's report on Form 8-K dated July 26, 1996.

(23) Incorporated herein by reference to the Company's report on Form 8-K dated July 31, 1996.

(24) Incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended September 30, 1996.

(25) Incorporated herein by reference to the Company's report on Form 8-K dated December 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOUTHWEST GAS CORPORATION

Date: March 26, 1997                      By      /s/ MICHAEL O. MAFFIE
                                            ------------------------------------
                                                     Michael O. Maffie,
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                 TITLE                     DATE
                  ---------                                 -----                     ----
             /s/ GEORGE C. BIEHL                    Senior Vice President,       March 26, 1997
---------------------------------------------    Chief Financial Officer and
              (George C. Biehl)                      Corporate Secretary

             /s/ EDWARD A. JANOV                Vice President, Controller and   March 26, 1997
---------------------------------------------      Chief Accounting Officer
              (Edward A. Janov)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                 TITLE                     DATE
                  ---------                                 -----                     ----
           /s/ RALPH C. BATASTINI                          Director              March 26, 1997
---------------------------------------------
            (Ralph C. Batastini)

            /s/ MANUEL J. CORTEZ                           Director              March 26, 1997
---------------------------------------------
             (Manuel J. Cortez)

              /s/ LLOYD T. DYER                            Director              March 26, 1997
---------------------------------------------
               (Lloyd T. Dyer)

             /s/ KENNY C. GUINN                    Chairman of the Board of      March 26, 1997
---------------------------------------------             Directors
              (Kenny C. Guinn)

            /s/ THOMAS Y. HARTLEY                          Director              March 26, 1997
---------------------------------------------
             (Thomas Y. Hartley)

            /s/ MICHAEL B. JAGER                           Director              March 26, 1997
---------------------------------------------
             (Michael B. Jager)

             /s/ LEONARD R. JUDD                           Director              March 26, 1997
---------------------------------------------
              (Leonard R. Judd)

           /s/ JAMES R. LINCICOME                          Director              March 26,1997
---------------------------------------------
            (James R. Lincicome)

            /s/ MICHAEL O. MAFFIE               Director, President and Chief    March 26, 1997
---------------------------------------------         Executive Officer
             (Michael O. Maffie)

            /s/ CAROLYN M. SPARKS                          Director              March 26, 1997
---------------------------------------------
             (Carolyn M. Sparks)

             /s/ ROBERT S. SUNDT                           Director              March 26, 1997
---------------------------------------------
              (Robert S. Sundt)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION OF DOCUMENT
------                                  -----------------------
10.11      Form of Employment Agreement with Company officers
12.01      Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to
           Combined Fixed Charges and Preferred Stock Dividends of the Company
13.01      Portions of 1996 Annual Report incorporated into Form 10-K
21.01      List of Subsidiaries of Southwest Gas Corporation
23.01      Consent of Arthur Andersen LLP, Independent Public Accountants
27.01      Financial Data Schedule (filed electronically only)