Form 10-Q
period 1997-03-31
SOUTHWEST GAS CORP
filed 1997-05-15
CIK 92416

==============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997


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

       Common Stock, $1 Par Value, 26,973,551 shares as of May 2, 1997


==============================================================================

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (Thousands of dollars, except par value)
                                (Unaudited)
                                                    MARCH 31,    DECEMBER 31,
                                                      1997          1996
                                                   -----------   -----------
                    ASSETS
Utility plant
  Gas plant                                        $ 1,763,950   $ 1,732,405
  Less:  accumulated depreciation                     (520,296)     (505,984)
  Acquisition adjustments                                5,758         5,866
  Construction work in progress                         47,086        46,170
                                                   -----------   -----------
    Net utility plant                                1,296,498     1,278,457
                                                   -----------   -----------
Other property and investments                          72,317        71,245
                                                   -----------   -----------
Current assets
  Cash and cash equivalents                              7,587         8,280
  Accounts receivable, net of allowances                71,576        69,000
  Accrued utility revenue                               28,270        46,500
  Deferred tax benefit                                      --         8,009
  Deferred purchased gas costs                          60,116            --
  Prepaids and other current assets                     28,555        28,029
                                                   -----------   -----------
    Total current assets                               196,104       159,818
                                                   -----------   -----------
Deferred charges and other assets                       50,568        50,749
                                                   -----------   -----------
Total assets                                       $ 1,615,487   $ 1,560,269
                                                   ===========   ===========


                        CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock, $1 par (authorized -
   45,000,000 shares; issued and
   outstanding - 26,916,475 and
   26,732,688 shares)                              $    28,546    $    28,363
  Additional paid-in capital                           352,099        349,132
  Retained earnings                                     18,160          2,121
                                                   -----------    -----------
    Total common equity                                398,805        379,616
 Redeemable preferred securities of Southwest
  Gas Capital I                                         60,000         60,000
 Long-term debt, less current maturities               730,149        665,221
                                                   -----------    -----------
    Total capitalization                             1,188,954      1,104,837
                                                   -----------    -----------
Current liabilities
 Current maturities of long-term debt                    6,759          6,675
 Short-term debt                                        86,000        121,000
 Accounts payable                                       43,529         49,951
 Customer deposits                                      21,542         21,133
 Accrued taxes                                          11,837          9,977
 Accrued interest                                        8,664          9,800
 Deferred taxes                                         17,062             --
 Deferred purchased gas costs                               --          9,432
 Other current liabilities                              34,284         33,369
                                                   -----------    -----------
    Total current liabilities                          229,677        261,337
                                                   -----------    -----------
Deferred income taxes and other credits
 Deferred income taxes and investment tax credits      153,911        152,063
 Other deferred credits                                 42,945         42,032
                                                   -----------    -----------
    Total deferred income taxes and other credits      196,856        194,095
                                                   -----------    -----------
Total capitalization and liabilities               $ 1,615,487    $ 1,560,269
                                                   ===========    ===========

        The accompanying notes are an integral part of these statements.

                 SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except per share amounts)
                                 (Unaudited)
                                                                 THREE MONTHS ENDED         TWELVE MONTHS ENDED
                                                                       MARCH 31,                 MARCH 31,
                                                                 --------------------      --------------------
                                                                   1997       1996           1997       1996
                                                                 ---------  ---------      ---------  ---------
Operating revenues:
  Gas operating revenues                                         $ 211,564  $ 188,352      $ 569,573  $ 548,333
  Construction revenues                                             23,667         --        121,367         --
                                                                 ---------  ---------      ---------  ---------
    Total operating revenues                                       235,231    188,352        690,940    548,333
                                                                 ---------  ---------      ---------  ---------
Operating expenses:
  Net cost of gas sold                                              84,599     78,469        193,710    207,019
  Operations and maintenance                                        48,448     47,211        199,601    189,313
  Depreciation and amortization                                     20,631     16,539         77,791     63,894
  Taxes other than income taxes                                      7,654      7,594         28,216     27,985
  Construction expenses                                             22,384         --        107,073         --
                                                                 ---------  ---------      ---------  ---------
    Total operating expenses                                       183,716    149,813        606,391    488,211
                                                                 ---------  ---------      ---------  ---------
Operating income                                                    51,515     38,539         84,549     60,122
                                                                 ---------  ---------      ---------  ---------
Other income and (expenses):
  Net interest deductions                                          (14,632)   (12,953)       (56,592)   (52,986)
  Preferred securities distributions                                (1,369)    (1,369)        (5,475)    (2,281)
  Other income (deductions), net                                      (371)        79         (1,187)      (781)
                                                                 ---------  ---------      ---------  ---------
    Total other income and (expenses)                              (16,372)   (14,243)       (63,254)   (56,048)
                                                                 ---------  ---------      ---------  ---------
Income from continuing operations before income taxes               35,143     24,296         21,295      4,074
Income tax expense                                                  13,575      9,437          8,012      1,010
                                                                 ---------  ---------      ---------  ---------
Income from continuing operations                                   21,568     14,859         13,283      3,064
Net loss from discontinued operations                                   --         --             --    (17,732)
                                                                 ---------  ---------      ---------  ---------
Net income (loss)                                                   21,568     14,859         13,283    (14,668)
Preferred stock dividend requirements                                   --         --             --        212
                                                                 ---------  ---------      ---------  ---------
Net income (loss) applicable to common stock                     $  21,568  $  14,859      $  13,283  $ (14,880)
                                                                 =========  =========      =========  =========

Earnings per share from continuing operations                    $    0.80  $    0.60      $    0.50  $    0.12
Loss per share from discontinued operations                             --         --             --      (0.74)
                                                                 ---------  ---------      ---------  ---------
Earnings (loss) per share of common stock                        $    0.80  $    0.60      $    0.50  $   (0.62)
                                                                 =========  =========      =========  =========
Dividends paid per share of common stock                         $   0.205  $   0.205      $    0.82       0.82
                                                                 =========  =========      =========  =========
Average number of common shares outstanding                         26,816     24,604         26,437     24,025
                                                                 =========  =========      =========  =========

        The accompanying notes are an integral part of these statements.

                 SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Thousands of dollars)
                                (Unaudited)
                                                                  THREE MONTHS ENDED       TWELVE MONTHS ENDED
                                                                       MARCH 31,                 MARCH 31,
                                                                 --------------------      --------------------
                                                                    1997       1996           1997       1996
                                                                 ---------  ---------      ---------  ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $  21,568  $  14,859      $  13,283  $ (14,668)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
  Depreciation and amortization                                     20,631     16,539         77,791     63,894
  Deferred income taxes                                             26,919      1,218         43,154     (5,422)
  Changes in current assets and liabilities
    Accounts receivable                                             (2,576)    (5,260)       (15,202)    (1,208)
    Accrued utility revenue                                         18,230     15,829           (199)     1,582
    Deferred purchased gas costs                                   (69,548)     2,124        (95,016)    28,687
    Accounts payable                                                (6,422)     7,430         (8,888)    17,473
    Accrued taxes                                                    1,860     16,750        (34,029)   (14,147)
    Other current assets and liabilities                             1,523     (7,123)        11,144     (7,824)
  Other                                                                379      2,746          7,609      3,699
  Undistributed loss from discontinued operations                       --         --             --     13,254
                                                                 ---------  ---------      ---------  ---------
  Net cash provided by (used in) operating activities               12,564     65,112           (353)    85,320
                                                                 ---------  ---------      ---------  ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Construction expenditures and property additions                 (39,746)   (38,774)      (219,807)  (171,029)
  Proceeds from bank sale                                               --         --        191,662         --
  Other                                                             (1,314)      (105)       (23,321)     4,023
                                                                 ---------  ---------      ---------  ---------
    Net cash used in investing activities                          (41,060)   (38,879)       (51,466)  (167,006)

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                           3,150      4,354         16,906     45,593
  Issuance of trust originated preferred securities                     --         --             --     57,713
  Reacquisition of preferred stock                                      --         --             --     (4,000)
  Dividends paid                                                    (5,491)    (5,044)       (21,758)   (20,097)
  Issuance of long-term debt                                        67,059      4,986        226,949     47,393
  Retirement of long-term debt                                      (1,915)      (127)      (250,319)      (351)
  Issuance (repayment) of short-term debt                          (35,000)   (37,000)        83,058    (70,000)
  Other                                                                 --      1,362         (1,362)     1,269
                                                                 ---------  ---------      ---------  ---------
    Net cash provided by (used in) financing activities             27,803    (31,469)        53,474     57,520
                                                                 ---------  ---------      ---------  ---------

  Change in cash and temporary cash investments                       (693)    (5,236)         1,655    (24,166)
  Cash at beginning of period                                        8,280     11,168          5,932     30,098
                                                                 ---------  ---------      ---------  ---------

  Cash at end of period                                          $   7,587  $   5,932      $   7,587  $   5,932
                                                                 =========  =========      =========  =========

  Supplemental information:
  Interest paid, net of amounts capitalized                      $  15,466  $  16,289      $  59,185  $  61,900
  Income taxes paid, net of refunds                              $      86  $      --      $  18,768  $  15,234

        The accompanying notes are an integral part of these statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS. Southwest Gas Corporation (the Company) is comprised of two segments: natural gas operations (Southwest or the natural gas operations segment) and construction services. Southwest purchases, transports, and distributes natural gas to customers in portions of Arizona, Nevada, and California. Natural gas sales are seasonal, peaking during the winter months. Variability in weather from normal temperatures can materially impact results of operations. Northern Pipeline Construction Co. (Northern or the construction services segment), a wholly owned subsidiary, is a full-service underground piping contractor which provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.

    DISCONTINUED OPERATIONS. In July 1996, the Company completed the sale of the assets and liabilities of PriMerit Bank (the Bank) to Norwest Corporation. The results of operations of the Bank are shown as discontinued operations in the accompanying financial statements.

    BASIS OF PRESENTATION. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report to Shareholders, which is incorporated by reference into the Form 10-K.

    INTERCOMPANY TRANSACTIONS. During the first quarter of 1997, the construction services segment recognized $9 million of revenues generated from contracts with Southwest. At March 31, 1997, accounts receivable for these services was $5.2 million. The accounts receivable balance, revenues, and associated profits are included in the consolidated financial statements of the Company and were not eliminated during consolidation. Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," provides that intercompany profits on sales to regulated affiliates should not be eliminated in consolidation if the sales price is reasonable and if future revenues approximately equal to the sales price will result from the rate-making process. Management believes these two criteria will be met.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is principally engaged in the business of purchasing, transporting, and distributing natural gas. Southwest is the largest distributor in Arizona, selling and transporting natural gas in most of southern, central, and northwestern Arizona, including the Phoenix and Tucson metropolitan areas. Southwest is also the largest distributor and transporter of natural gas in Nevada, and serves the Las Vegas metropolitan area and northern Nevada. In addition, Southwest distributes and transports natural gas in portions of California, including the Lake Tahoe area in northern California and high desert and mountain areas in San Bernardino County.

Southwest purchases, transports, and distributes natural gas to approximately 1,106,000 residential, commercial, industrial and other customers, of which 58 percent are located in Arizona, 32 percent are in Nevada, and 10 percent are in California. During the twelve months ended March 31, 1997, Southwest earned 55 percent of operating margin in Arizona, 35 percent in Nevada, and 10 percent in California. During this same period, Southwest earned
62 percent of operating margin from residential customers, 23 percent from commercial customers, and 15 percent from industrial and other customers. These patterns are consistent with prior years and are expected to continue.

Northern is a full-service underground piping contractor which provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.

CAPITAL RESOURCES AND LIQUIDITY

The capital requirements and resources of the Company generally are determined independently for the natural gas operations and construction services segments. Each business activity is generally responsible for securing its own financing sources. The capital requirements and resources of the construction services segment are not material to the overall capital requirements and resources of the Company.

Southwest continues to experience unprecedented population growth throughout its service territories. This growth has required large amounts of capital to finance the investment in infrastructure, in the form of new transmission and distribution plant, to satisfy consumer demand. Southwest estimates construction expenditures during the three-year period ending
December 31, 1999 will be approximately $468 million. During the three-year period, cash flow from operating activities (net of dividends) is estimated to fund approximately one-half of the gas operations total construction expenditures. A portion of the construction expenditure funding will be provided by $30 million of funds held in trust, at December 31, 1996, from the issuance of industrial development revenue bonds (IDRB). The remaining cash requirements are expected to be provided by external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, and growth factors in Southwest service areas. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing. Due to the significant size of the current construction program, differences between estimated and actual results are expected to occur.
Actual events, and the timing of those events, frequently do not occur as expected, and can impact, favorably or unfavorably, anticipated cash flows.

For the twelve months ended March 31, 1997, natural gas construction expenditures totaled $209 million. Approximately 80 percent of these current-period expenditures represents new construction and the balance represents costs associated with routine replacement of existing transmission, distribution and general plant. Financing for recent construction expenditures and for other corporate purposes was provided primarily by the issuances of medium-term notes in January and February 1997 totaling
$50 million and a $16 million issuance of commercial paper in February 1997.

Cash flows from operating activities were negatively affected by increases in the cost of gas during the fourth quarter of 1996 and first quarter of 1997.

Higher gas costs coupled with refunds to customers of previously overcollected amounts shifted the deferred purchased gas cost balance from a $34.9 million payable, at March 31, 1996, to a $60.1 million receivable, at March 31, 1997, a $95 million change. Southwest must first seek regulatory approval before changing the rates it charges for recovery of gas costs. Southwest intends to file for recovery of the accumulated balances in all applicable rate jurisdictions. In January 1997, Southwest submitted a purchased gas cost adjustment (PGA) filing with the Public Service Commission of Nevada (PSCN) which, if approved as filed, would result in annual increases of $16.4 million, or 16 percent, in the southern Nevada rate jurisdiction and $6 million, or 15 percent, in the northern Nevada rate jurisdiction. A final decision from the PSCN is expected during the third quarter of 1997.

The increase in the cost of gas resulted from several factors including reduced natural gas storage supplies nationwide following colder-than-normal temperatures in the East and Midwest during the winter heating season of 1995/1996. Domestic storage supplies were not fully replenished during the summer months of 1996 because natural gas prices did not fall as much as expected, and companies were shifting to "just-in-time" delivery practices in lieu of storage. Reduced availability coupled with increased weather-related demand for supplies during the winter heating season of 1996/1997 were the primary reasons for the increased cost of natural gas. These increases not only impacted Southwest, but local gas distribution companies throughout the country.

RESULTS OF CONSOLIDATED OPERATIONS

Quarterly Analysis
------------------
                                        Contribution to Net Income
                                        Three Months Ended March 31,
                                        ----------------------------
                                           (Thousands of dollars)
                                          1997               1996
                                        --------           --------
Natural gas operations                  $ 22,536           $ 14,859
Construction services                       (968)                --
                                        --------           --------
Net income                              $ 21,568           $ 14,859
                                        ========           ========

Earnings per share for the quarter ended March 31, 1997 were $0.80, compared to $0.60 recorded during the corresponding quarter of the prior year. Earnings contributed from natural gas operations increased $0.24 per share. See separate discussion at RESULTS OF NATURAL GAS OPERATIONS for changes as they relate to gas operations. Construction services activities incurred a loss per share of $0.04 during the current period. These results were expected based on the seasonal nature of construction activity in colder climate areas. Average shares outstanding increased 2.2 million shares between years primarily resulting from a 1.4 million share issuance in April 1996 to acquire Northern and continuing issuances under the Company's Dividend Reinvestment and Stock Purchase Plan.

Twelve-Month Analysis
---------------------
                                             Contribution to Net Income (Loss)
                                               Twelve Months Ended March 31,
                                             ---------------------------------
                                                   (Thousands of dollars)
                                                1997                   1996
                                              ---------              ---------
Continuing operations
  Natural gas operations                      $  11,596              $   3,064
  Construction services                           1,687                     --
                                              ---------              ---------
                                                 13,283                  3,064
Discontinued operations - financial services         --                (17,732)
                                              ---------              ---------
Net income (loss)                             $  13,283              $ (14,668)
                                              =========              =========

Earnings per share for the twelve months ended March 31, 1997 were $0.50, a $0.38 increase from the $0.12 per share earnings from continuing operations recorded during the prior twelve-month period. Earnings contributed from natural gas operations increased $0.32 per share. See separate discussion at RESULTS OF NATURAL GAS OPERATIONS for changes as they relate to gas operations. Construction services activities contributed per share earnings of $0.06 representing eleven months of operations from acquisition through March 31, 1997. Discontinued operations posted a $0.74 per share loss during the prior year. Average shares outstanding increased 2.4 million shares between periods.

The following table sets forth the ratios of earnings to fixed charges for
(a) continuing operations of the Company and (b) the continuing operations of the Company adjusted for interest allocated to the discontinued operations of PriMerit Bank.

                                               For the Twelve Months Ended
                                               ---------------------------
                                                 March 31,    December 31,
                                                   1997           1996
                                               ------------   ------------

Ratios of earnings to fixed charges:
  Continuing operations                                1.30           1.15
  Adjusted for interest allocated to
   discontinued operations                             1.30           1.15

For the purposes of computing the ratios of earnings to fixed charges, earnings are defined as the sum of pretax income from continuing operations plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), preferred securities distributions and amortized debt costs.

RESULTS OF NATURAL GAS OPERATIONS

Quarterly Analysis
------------------
                                                    Three Months Ended
                                                         March  31,
                                                  ----------------------
                                                  (Thousands of dollars)
                                                     1997        1996
                                                  ----------  ----------

Gas operating revenues                            $  211,564  $  188,352
Net cost of gas sold                                  84,599      78,469
                                                  ----------  ----------
  Operating margin                                   126,965     109,883
Operations and maintenance expense                    48,448      47,211
Depreciation and amortization                         17,958      16,539
Taxes other than income taxes                          7,654       7,594
                                                  ----------  ----------
  Operating income                                    52,905      38,539
Other income (expense), net                             (605)         79
                                                  ----------  ----------
  Income before interest and income taxes             52,300      38,618
Net interest deductions                               14,261      12,953
Preferred securities distributions                     1,369       1,369
Income tax expense                                    14,134       9,437
                                                  ----------  ----------
  Contribution to consolidated net income         $   22,536  $   14,859
                                                  ==========  ==========

Contribution to consolidated net income increased $7.7 million compared to the first quarter of 1996. The increase was principally the result of improvements in operating margin, offset somewhat by higher operating and financing expenses incurred as a result of the expansion and upgrading of the gas system to accommodate continued customer growth.

Operating margin increased $17.1 million, or 16 percent, in the first quarter of 1997 when compared to the first quarter of 1996. During the first quarter of 1997, Southwest billed an average of 62,000, or six percent, more customers per month than in the first quarter of 1996, resulting in approximately
$4 million of additional margin. General rate relief granted in Nevada jurisdictions effective July 1996 increased operating margin by $5 million. Weather-related variances between periods resulted in an $8 million increase in operating margin from weather-sensitive customers. Even though there was improvement, warmer-than-normal temperatures were experienced in both reporting periods. On a weather-normalized basis, first quarter 1997 operating margin would have been approximately $8 million greater than actually reported, and first quarter 1996 operating margin would have been approximately $16 million, or 15 percent, higher than reported.

Operations and maintenance expenses increased $1.2 million, or three percent, reflecting general increases in labor and maintenance costs.

Depreciation expense and general taxes increased $1.5 million, or six percent, as a result of additional plant in service. Average gas plant in service increased $154 million, or ten percent, as compared to the first quarter of 1996. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Financing costs increased $1.3 million, or nine percent, over the prior period. This increase is primarily attributed to higher short-term borrowings outstanding during the current quarter and an increase in long-term debt reflecting $50 million medium-term note issuances during January and February 1997. The increase in short-term debt reflects the need for short-term financing to cover higher gas costs experienced during the fourth quarter of 1996 and first quarter of 1997.

Twelve-Month Analysis
---------------------
                                                   Twelve Months Ended
                                                         March  31,
                                                  ----------------------
                                                  (Thousands of dollars)
                                                     1997         1996
                                                  ----------  ----------

Gas operating revenues                            $  569,573  $  548,333
Net cost of gas sold                                 193,710     207,019
                                                  ----------  ----------
  Operating margin                                   375,863     341,314
Operations and maintenance expense                   199,601     189,313
Depreciation and amortization                         68,862      63,894
Taxes other than income taxes                         28,216      27,985
                                                  ----------  ----------
  Operating income                                    79,184      60,122
Other income (expense), net                           (1,444)       (781)
                                                  ----------  ----------
  Income before interest and income taxes             77,740      59,341
Net interest deductions                               54,311      52,986
Preferred securities distributions                     5,475       2,281
Income tax expense                                     6,358       1,010
                                                  ----------  ----------
  Contribution to consolidated net income         $   11,596  $    3,064
                                                  ==========  ==========


Contribution to consolidated net income increased $8.5 million compared to the corresponding twelve-month period ended March 1996. The increase was the result of improvement in operating margin, offset somewhat by higher operating and financing expenses.

Operating margin increased $34.5 million due to continued customer growth, rate relief, and improved, but warmer than normal, weather conditions. On a weather-normalized basis, operating margin would have been approximately
$16 million greater than actually reported for the twelve months ended
March 31, 1997 and $29 million higher in the previous period.

Operations and maintenance expenses increased $10.3 million, or five percent, reflecting increases in labor and maintenance costs along with incremental operating expenses associated with providing service to the Company's steadily growing customer base.

Depreciation expense and general taxes increased $5.2 million, or six percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $144 million, or nine percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate the number of new customers being added to the system.

Financing costs increased $4.5 million, or eight percent, during the twelve months ended March 1997 over the comparative prior period. The increase is attributable primarily to the $60 million issuance of preferred securities in October 1995. The current year reflects the full annual cost of these securities. Additionally, average total debt outstanding during the period increased due to the financing of construction expenditures and working capital needs and included higher short-term debt, the issuance of medium-term notes during January and February 1997, and the drawdown of IDRB funds held in trust.

RATES AND REGULATORY PROCEEDINGS

  ARIZONA

In November 1996, Southwest filed a general rate application with the Arizona Corporation Commission seeking approval to increase revenues by $49.3 million annually for both of its Arizona rate jurisdictions. Southwest is seeking rate relief for increased operating costs, changes in financing costs, and improvements and additions to the distribution system. The rate application also proposes a number of rate design improvements including consolidation of the southern and central Arizona rate jurisdictions and better matching of rates with the costs of serving various customer classes. The exact amount of rate relief that will ultimately be authorized is not known. Absent successful negotiation of a settlement, the hearing process is scheduled to begin in the third quarter of 1997 and no changes in rates are expected prior to January 1998.

  FERC

In July 1996, Paiute Pipeline Company, a wholly owned subsidiary of the Company, filed a general rate case with the Federal Energy Regulatory Commission (FERC) seeking approval to increase revenues by $6.9 million annually. Paiute is seeking rate relief for increased costs associated with transmission system additions and improvements, higher depreciation rates, operating cost increases including labor, and an increase in the allowed rate of return. Interim rates reflecting the increased revenues became effective in January 1997, subject to refund until a final order is issued. The exact amount of rate relief that will ultimately be authorized is not known. In the event a settlement can be reached, a final order could be received by the end of 1997. Under normal procedural schedules, final rates would become effective by the second or third quarter of 1998.

  CALIFORNIA

NORTHERN CALIFORNIA EXPANSION PROJECT. In 1995, Southwest initiated a multi-year, three-phase construction project to expand its northern California service territory and extend service into Truckee, California. (See Note 8 of the Notes to Consolidated Financial Statements of the 1996 Annual Report to Shareholders, incorporated by reference into the Form 10-K, for additional background information.) For the remainder of 1997, construction work on this project will be limited to the installation of services and meters off existing mains for approximately 900 additional customers. The cost of construction for this limited work is estimated to be approximately
$1 million. In light of cost overruns and the difficult construction environment experienced in Phase II of the project, future construction activity, if any, will be postponed to, at the earliest, the 1998 construction season.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued two new accounting pronouncements. Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," establishes standards for computing and presenting earnings per share (EPS). This statement replaces the presentation of primary EPS with basic EPS, which is calculated by dividing net income applicable to common stock by the weighted average number of shares outstanding. This statement becomes effective December 31, 1997. The Company is in the process of reviewing the requirements of SFAS No. 128 and does not anticipate any material changes in EPS amounts previously reported.

The second pronouncement issued was SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 reaffirms standards for disclosing information about an entity's capital structure. The statement becomes effective December 31, 1997. The disclosure requirements of this standard are not anticipated to significantly change current reporting practices of the Company.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEMS 1-5  None

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

           (a) The following documents are filed as part of this report on Form 10-Q:

                Exhibit 3(i)- Restated Articles of Incorporation
                Exhibit 12  - Computation of Ratios of Earnings to Fixed
                              Charges and Ratios of Earnings to Combined
                              Fixed Charges and Preferred Stock Dividends
                Exhibit 27  - Financial Data Schedule (filed electronically only)

           (b)  Reports on Form 8-K

                The Company filed a Form 8-K, dated April 30, 1997, reporting summary financial information for the quarter ended March 31, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      Southwest Gas Corporation
                      ------------------------------------------------------
                                            (Registrant)






Date:  May 14, 1997








                                         /s/ Edward A. Janov
                      ------------------------------------------------------
                                           Edward A. Janov
                      Vice President/Controller and Chief Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
-------     ----------------------
  3(i)      Restated Articles of Incorporation
 12         Computation of Ratios of Earnings to Fixed Charges and Ratios of
            Earnings to Combined Fixed Charges and Preferred Stock Dividends
 27         Financial Data Schedule (filed electronically only)