Form 10-Q
period 1997-06-30
SOUTHWEST GAS CORP
filed 1997-08-14
CIK 92416

===============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997


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

Common Stock, $1 Par Value, 27,128,030 shares as of August 4, 1997

===============================================================================

                                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                               (Thousands of dollars, except par value)

                                                                    JUNE 30,          DECEMBER 31,
                                                                      1997                 1996
                                                                  ------------        ------------
                                                  ASSETS           (Unaudited)
Utility plant
  Gas plant                                                       $  1,813,974        $  1,732,405
  Less:  accumulated depreciation                                     (531,640)           (505,984)
  Acquisition adjustments                                                4,458               5,866
  Construction work in progress                                         32,985              46,170
                                                                  ------------        ------------
    Net utility plant                                                1,319,777           1,278,457
                                                                  ------------        ------------
Other property and investments                                          71,039              71,245
                                                                  ------------        ------------

Current assets
  Cash and cash equivalents                                              6,142               8,280
  Accounts receivable, net of allowances                                48,561              69,000
  Accrued utility revenue                                               20,541              46,500
  Income tax benefit                                                    23,350                  --
  Deferred tax benefit                                                      --               8,009
  Deferred purchased gas costs                                          57,476                  --
  Prepaids and other current assets                                     27,592              28,029
                                                                  ------------        ------------
    Total current assets                                               183,662             159,818
                                                                  ------------        ------------
Deferred charges and other assets                                       50,484              50,749
                                                                  ------------        ------------
Total assets                                                      $  1,624,962        $  1,560,269
                                                                  ============        ============

                                    CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock, $1 par (authorized - 45,000,000 shares; issued
    and outstanding - 27,089,363 and 26,732,688 shares)           $     28,719        $     28,363
  Additional paid-in capital                                           354,942             349,132
  Retained earnings (accumulated deficit)                                 (152)              2,121
                                                                  ------------        ------------
    Total common equity                                                383,509             379,616
  Redeemable preferred securities of Southwest Gas Capital I            60,000              60,000
  Long-term debt, less current maturities                              754,442             665,221
                                                                  ------------        ------------
    Total capitalization                                             1,197,951           1,104,837
                                                                  ------------        ------------
Current liabilities
  Current maturities of long-term debt                                   6,347               6,675
  Short-term debt                                                       88,420             121,000
  Accounts payable                                                      29,538              49,951
  Customer deposits                                                     21,693              21,133
  Accrued taxes                                                         18,932               9,977
  Accrued interest                                                      10,308               9,800
  Deferred taxes                                                        15,362                  --
  Deferred purchased gas costs                                              --               9,432
  Other current liabilities                                             37,143              33,369
                                                                  ------------        ------------
    Total current liabilities                                          227,743             261,337
                                                                  ------------        ------------
Deferred income taxes and other credits
  Deferred income taxes and investment tax credits                     156,013             152,063
  Other deferred credits                                                43,255              42,032
                                                                  ------------        ------------
    Total deferred income taxes and other credits                      199,268             194,095
                                                                  ------------        ------------
Total capitalization and liabilities                              $  1,624,962        $  1,560,269
                                                                  ============        ============

                   The accompanying notes are an integral part of these statements.


                                      SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                       (In thousands, except per share amounts)
                                                      (Unaudited)
                                                               THREE MONTHS ENDED       SIX MONTHS ENDED      TWELVE MONTHS ENDED
                                                                     JUNE 30,               JUNE 30,                JUNE 30,
                                                             ----------------------  ----------------------  ----------------------
                                                                1997        1996        1997        1996        1997        1996
                                                             ----------  ----------  ----------  ----------  ----------  ----------
Operating revenues:
 Gas operating revenues                                      $  107,740  $  102,713  $  319,304  $  291,065  $  574,600  $  528,857
 Construction revenues                                           29,198      20,898      52,865      20,898     129,667      20,898
                                                             ----------  ----------  ----------  ----------  ----------  ----------
    Total operating revenues                                    136,938     123,611     372,169     311,963     704,267     549,755
                                                             ----------  ----------  ----------- ----------  ----------  ----------
Operating expenses:
 Net cost of gas sold                                            36,723      36,688     121,322     115,157     193,745     188,947
 Operations and maintenance                                      49,407      48,260      97,855      95,471     200,748     189,718
 Depreciation and amortization                                   20,296      18,052      40,927      34,591      80,035      66,205
 Taxes other than income taxes                                    7,457       7,269      15,111      14,863      28,404      28,548
 Construction expenses                                           27,037      18,089      49,421      18,089     116,021      18,089
                                                             ----------  ----------  ----------  ----------   ---------  ----------
    Total operating expenses                                    140,920     128,358     324,636     278,171     618,953     491,507
                                                             ----------  ----------  ----------  ----------   ---------  ----------
Operating income (loss)                                          (3,982)     (4,747)     47,533      33,792      85,314      58,248
                                                             ----------  ----------  ----------  ----------   ---------  ----------
Other income and (expenses):
 Net interest deductions                                        (15,615)    (13,476)    (30,247)    (26,429)    (58,731)    (53,423)
 Preferred securities distributions                              (1,369)     (1,369)     (2,738)     (2,738)     (5,475)     (3,651)
 Other income (deductions), net                                     229        (282)       (142)       (203)       (676)       (864)
                                                             ----------  ----------  ----------  ----------   ---------  ----------
    Total other income and (expenses)                           (16,755)    (15,127)    (33,127)    (29,370)    (64,882)    (57,938)
                                                             ----------  ----------  ----------  ----------   ---------  ----------
Income (loss) from continuing operations before income taxes    (20,737)    (19,874)     14,406       4,422      20,432         310
Income tax expense (benefit)                                     (7,989)     (7,931)      5,586       1,506       7,954        (762)
                                                             ----------  ----------  ----------  ----------   ---------  ----------
Income (loss) from continuing operations                        (12,748)    (11,943)      8,820       2,916      12,478       1,072
Net loss from discontinued operations                                --          --          --          --          --     (18,342)
                                                             ----------  ----------  ----------  ----------   ---------  ----------
Net income (loss)                                               (12,748)    (11,943)      8,820       2,916      12,478     (17,270)
                                                             ----------  ----------  ----------  ----------   ---------  ----------
Preferred stock dividend requirements                                --          --          --          --          --         117
                                                             ----------  ----------  ----------  ----------   ---------  ----------
Net income (loss) applicable to common stock                 $  (12,748) $  (11,943) $    8,820  $    2,916  $   12,478  $  (17,387)
                                                             ==========  ==========  ==========  ==========  ==========  ==========

Earnings (loss) per share from continuing operations         $    (0.47) $    (0.46) $     0.33  $     0.12  $     0.47  $     0.04
Loss per share from discontinued operations                          --          --          --          --          --       (0.74)
                                                             ----------  ----------  ----------  ----------  ----------  ----------
Earnings (loss) per share of common stock                    $    (0.47) $    (0.46) $     0.33  $     0.12  $     0.47  $    (0.70)
                                                             ==========  ==========  ==========  ==========  ==========  ==========

Dividends paid per share of common stock                     $   0 .205  $    0.205  $     0.41  $     0.41  $     0.82  $     0.82
                                                             ==========  ==========  ==========  ==========  ==========  ==========

Average number of common shares outstanding                      27,002      25,817      26,910      25,211      26,733      24,773
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


                                 SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Thousands of dollars)
                                                 (Unaudited)

                                                              SIX MONTHS ENDED         TWELVE MONTHS ENDED
                                                                  JUNE 30,                  JUNE 30,
                                                           -----------------------   -----------------------
                                                              1997         1996         1997         1996
                                                           ----------   ----------   ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $    8,820   $    2,916   $   12,478   $  (17,270)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization                             40,927       34,591       80,035       66,205
     Deferred income taxes                                     27,321       (1,850)      46,624      (26,834)
     Changes in current assets and liabilities:
       Accounts receivable, net of allowances                  20,439       10,847       (8,294)        (778)
       Accrued utility revenue                                 25,959       23,936         (577)      (1,340)
       Deferred purchased gas costs                           (66,908)      13,622     (103,874)      16,253
       Accounts payable                                       (20,413)     (12,286)      (3,163)       5,651
       Accrued taxes                                          (14,395)       3,045      (36,579)      14,142
       Other current assets and liabilities                     7,832       (2,238)      12,568       (5,138)
     Other                                                      1,069        2,543        8,502        1,163
     Undistributed loss from discontinued operations               --           --           --       15,356
                                                           ----------   ----------   ----------   ----------
     Net cash provided by operating activities                 30,651       75,126        7,720       67,410
                                                           ----------   ----------   ----------   ----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Construction expenditures and property additions            (81,033)     (87,178)    (212,690)    (179,316)
  Proceeds from bank sale                                          --           --      191,662           --
  Other                                                        (3,503)      (2,802)     (22,813)       1,960
                                                           ----------   ----------   ----------   ----------
     Net cash used in investing activities                    (84,536)     (89,980)     (43,841)    (177,356)
                                                           ----------   ----------   ----------   ----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                      6,166       11,412       12,864       20,576
  Issuance of trust originated preferred securities, net           --           --           --       57,713
  Reacquisition of preferred stock                                 --           --           --       (4,000)
  Dividends paid                                              (11,020)     (10,427)     (21,904)     (20,029)
  Issuance of long-term debt, net                              92,871        9,286      248,461       33,893
  Retirement of long-term debt, net                            (3,690)      (1,519)    (250,702)      (1,549)
  Issuance (repayment) of short-term debt                     (32,580)       5,234       43,244       26,234
  Other                                                            --        1,270       (1,270)         684
                                                           ----------   ----------   ----------   ----------
     Net cash provided by financing activities                 51,747       15,256       30,693      113,522

  Change in cash and temporary cash investments                (2,138)         402       (5,428)       3,576
  Cash at beginning of period                                   8,280       11,168       11,570        7,994
                                                           ----------   ----------   ----------   ----------
  Cash at end of period                                    $    6,142   $   11,570   $    6,142   $   11,570
                                                           ==========   ==========   ==========   ==========
  Supplemental information:
  Interest paid, net of amounts capitalized                $   29,104   $   30,142   $   58,970   $   61,500
                                                           ==========   ==========   ==========   ==========
  Income taxes, net of refunds                             $   (2,682)  $    4,428   $   11,572   $    7,422
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

         Basis of Presentation. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report to Shareholders, which is incorporated by reference into the Form 10-K, and the 1997 First Quarter Report on Form 10-Q.

         Intercompany Transactions. During the six months ended June 30, 1997, the construction services segment recognized $18 million of revenues generated from contracts with Southwest. At June 30, 1997, accounts receivable for these services was $3.2 million. The accounts receivable balance, revenues, and associated profits are included in the consolidated financial statements of the Company and were not eliminated during consolidation. Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," provides that intercompany profits on sales to regulated affiliates should not be eliminated in consolidation if the sales price is reasonable and if future revenues approximately equal to the sales price will result from the rate-making process. Management believes these two criteria will be met.

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

Southwest purchases, transports, and distributes natural gas to approximately 1,113,000 residential, commercial, industrial and other customers, of which 58 percent are located in Arizona, 32 percent are in Nevada, and 10 percent are in California. During the twelve months ended June 30, 1997, Southwest earned 54 percent of operating margin in Arizona, 37 percent in Nevada, and 9 percent in California. During this same period, Southwest earned 62 percent of operating margin from residential customers, 23 percent from commercial customers, and 15 percent from industrial and other customers. These patterns are consistent with prior years and are expected to continue.

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

Southwest continues to experience significant population growth throughout its service territories. This growth has required large amounts of capital to finance the investment in infrastructure, in the form of new transmission and distribution plant, to satisfy consumer demand. Southwest estimates construction expenditures during the three-year period ending
December 31, 1999 will be approximately $468 million. During the three-year period, cash flow from operating activities (net of dividends) is estimated to fund approximately one-half of the gas operations total construction expenditures. A portion of the construction expenditure funding will be provided by $30 million of funds held in trust, at December 31, 1996, from the issuance of industrial development revenue bonds (IDRB). The remaining cash requirements are expected to be provided by external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, and growth levels in Southwest service areas. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing. Due to the significant size of the current construction program, differences between estimated and actual results are expected to occur.
Actual events, and the timing of those events, frequently do not occur as expected, and can impact, favorably or unfavorably, anticipated cash flows.

For the twelve months ended June 30, 1997, natural gas construction expenditures totaled $201 million. Approximately 80 percent of these expenditures represents new construction and the balance represents costs associated with routine replacement of existing transmission, distribution and general plant. Financing for recent construction expenditures and for other corporate purposes was provided primarily by the issuances of medium-term notes in January, February and June 1997 totaling $75 million and a $16 million issuance of commercial paper in February 1997.

Cash flows from operating activities during the six and twelve months ended June 30, 1997 were negatively affected by increases in the cost of gas during the fourth quarter of 1996 and first quarter of 1997. Higher gas costs coupled with refunds to customers of previously overcollected amounts shifted the deferred purchased gas cost balance from a $46.4 million payable, at

June 30, 1996, to a $57.5 million receivable, at June 30, 1997, a $104 million change. Southwest must first seek regulatory approval before changing the rates it charges for recovery of gas costs.

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

Southwest intends to file for recovery of the accumulated balances in all applicable rate jurisdictions. In January 1997, Southwest submitted a purchased gas cost adjustment (PGA) filing with the Public Service Commission of Nevada (PSCN). In April 1997 the filing was amended. If approved as amended, the filing would result in annual increases of $12.4 million, or 11 percent, in the southern Nevada rate jurisdiction and $6 million, or 14 percent, in the northern Nevada rate jurisdiction. Hearings on this filing were held in July 1997 and a final decision from the PSCN is expected during the third quarter of 1997.

In June 1997, Southwest submitted an additional PGA filing with the PSCN to increase annual rates by $24 million, or 19 percent, in southern Nevada and $8.6 million, or 17 percent, in northern Nevada. This annual PGA filing addresses the increased costs of natural gas since the beginning of 1997 as well as an increase to recover costs previously deferred.

Results of Consolidated Operations

Quarterly Analysis

                                    Contribution to Net Loss
                                   Three Months Ended June 30,
                                   ---------------------------
                                     (Thousands of dollars)
                                      1997              1996
                                   ---------         ---------
Natural gas operations             $ (12,747)        $ (12,389)
Construction services                     (1)              446
                                   ---------         ---------
Net loss                           $ (12,748)        $ (11,943)
                                   =========         =========

Loss per share for the quarter ended June 30, 1997 was $0.47, compared to a $0.46 loss per share recorded during the corresponding quarter of the prior year. Loss from natural gas operations improved $0.01 per share. See separate discussion at RESULTS OF NATURAL GAS OPERATIONS for changes as they relate to gas operations. Construction services results declined $0.02 per share from the previous period primarily resulting from inclement weather in some construction areas. In addition, the 1996 income does not include April Northern results which are typically losses due to the seasonal nature of the construction services business. Average shares outstanding increased
1.2 million shares between years primarily resulting from continuing issuances under the Company Dividend Reinvestment and Stock Purchase Plan.

Six-Month Analysis
                                   Contribution to Net Income
                                    Six Months Ended June 30,
                                   ---------------------------
                                     (Thousands of dollars)
                                     1997              1996
                                   ---------         ---------

Natural gas operations             $   9,789         $   2,470
Construction services                   (969)              446
                                   ---------         ---------
Net income                         $   8,820         $   2,916
                                   =========         =========

Earnings per share for the six months ended June 30, 1997 were $0.33 a $0.21 increase from per share earnings of $0.12 recorded during the corresponding six months of the previous year. Earnings contributed from natural gas operations during the current six-month period were $0.36 per share, an increase of $0.26 per share. See separate discussion at RESULTS OF NATURAL GAS OPERATIONS for changes as they relate to gas operations. Construction services activities incurred a loss per share of $0.03 during the current period reflecting the seasonal nature of construction activity in colder climate areas. In the prior period, construction services contributed $0.02 per share, however, those results excluded the months of January through April 1996 which are typically loss months. Average shares outstanding increased
1.7 million shares between years primarily resulting from a 1.4 million share issuance in April 1996 to acquire Northern.

Twelve-Month Analysis
                                          Contribution to Net Income (Loss)
                                             Twelve Months Ended June 30,
                                             ----------------------------
                                               (Thousands of dollars)
                                               1997               1996
                                             ---------          ---------
Continuing operations
 Natural gas operations                      $  11,238          $     626
 Construction services                           1,240                446
                                             ---------          ---------
                                                12,478              1,072
Discontinued operations-financial services          --            (18,342)
                                             ---------          ---------
Net income (loss)                            $  12,478          $ (17,270)
                                             =========          =========

Earnings per share for the twelve months ended June 30, 1997 were $0.47, a $0.43 increase from the $0.04 per share earnings from continuing operations recorded during the prior twelve-month period. Earnings contributed from natural gas operations increased $0.40 per share. See separate discussion at RESULTS OF NATURAL GAS OPERATIONS for changes as they relate to gas operations. Construction services activities contributed per share earnings of $0.05 reflecting a full year of operations. Discontinued operations posted a $0.74 per share loss during the prior year. Average shares outstanding increased 2 million shares between periods due to a 1.4 million share issuance in April 1996 to acquire Northern and issuances under the Company Dividend Reinvestment and Stock Purchase Plan.

The following table sets forth the ratios of earnings to fixed charges for the Company:

                                        For the Twelve Months Ended
                                       ------------------------------
                                         June 30,        December 31,
                                           1997              1996
                                       ------------      ------------

Ratios of earnings to fixed charges       1.28                1.15

For the purposes of computing the ratios of earnings to fixed charges, earnings are defined as the sum of pretax income from continuing operations plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), preferred securities distributions and amortized debt costs.

Results of Natural Gas Operations

Quarterly Analysis
                                                     Three Months Ended
                                                          June 30,
                                                  -------------------------
                                                   (Thousands of dollars)
                                                      1997          1996
                                                  ----------      ---------
Gas operating revenues                            $  107,740      $ 102,713
Net cost of gas sold                                  36,723         36,688
                                                  ----------      ---------
  Operating margin                                    71,017         66,025
Operations and maintenance expense                    49,407         48,260
Depreciation and amortization                         18,357         16,452
Taxes other than income taxes                          7,457          7,269
                                                  ----------      ---------
  Operating income (loss)                             (4,204)        (5,956)
Other income (expense), net                              (43)          (354)
                                                  ----------      ---------
  Income (loss) before interest and income taxes      (4,247)        (6,310)
Net interest deductions                               15,195         13,053
Preferred securities distributions                     1,369          1,369
Income tax expense (benefit)                          (8,064)        (8,343)
                                                  ----------      ---------
  Contribution to consolidated net income         $  (12,747)     $ (12,389)
                                                  ==========      =========

Contribution to consolidated net income declined $358,000 compared to the second quarter of 1996. Higher operating and financing expenses incurred as a result of the expansion and upgrading of the gas system to accommodate continued customer growth were nearly offset by improvements in operating margin.

Operating margin increased $5 million, or eight percent, in the second quarter of 1997 when compared to the second quarter of 1996. The operating margin improvement was primarily the result of general rate relief granted in Nevada jurisdictions effective July 1996 and customer growth. Southwest added approximately 62,000 customers during the past twelve months, a six percent increase.

Operations and maintenance expenses increased $1.1 million, or two percent, reflecting general increases in labor, purchased goods and services.

Depreciation expense and general taxes increased $2.1 million, or nine percent, as a result of construction activities. Average gas plant in service increased $169 million, or ten percent, as compared to the second quarter of 1996. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Financing costs increased $2.1 million, or 15 percent, over the prior period. This increase is primarily attributed to higher short-term borrowings outstanding during the current quarter and an increase in long-term debt reflecting $75 million of medium-term note issuances during 1997. The increase in short-term debt reflects the need for short-term financing to cover higher gas costs experienced during the fourth quarter of 1996 and first quarter of 1997.

Six-Month Analysis
                                                     Six Months Ended
                                                         June 30,
                                                 ------------------------
                                                  (Thousands of dollars)
                                                    1997          1996
                                                 ----------    ----------
Gas operating revenues                           $  319,304    $  291,065
Net cost of gas sold                                121,322       115,157
                                                 ----------    ----------
  Operating margin                                  197,982       175,908
Operations and maintenance expense                   97,855        95,471
Depreciation and amortization                        36,315        32,991
Taxes other than income taxes                        15,111        14,863
                                                 ----------    ----------
  Operating income                                   48,701        32,583
Other income (expense), net                            (648)         (275)
                                                 ----------    ----------
  Income before interest and income taxes            48,053        32,308
Net interest deductions                              29,456        26,006
Preferred securities distributions                    2,738         2,738
Income tax expense                                    6,070         1,094
                                                 ----------    ----------
  Contribution to consolidated net income        $    9,789    $    2,470
                                                 ==========    ==========

Contribution to consolidated net income increased $7.3 million compared to the six months ended June 1996. The increase was the result of improvement in operating margin, offset somewhat by higher operating and financing expenses.

Operating margin increased $22.1 million, or 13 percent, during the six months ended June 1997 compared to the same period in 1996 due primarily to continued customer growth throughout the Southwest service areas, general rate relief granted in Nevada jurisdictions effective July 1996, and more favorable weather conditions during the first quarter of 1997 relative to the first quarter of 1996.

Operations and maintenance expenses increased $2.4 million, or two percent, reflecting increases in labor and maintenance costs along with incremental operating expenses associated with providing service to the growing Southwest customer base.

Depreciation expense and general taxes increased $3.6 million, or seven percent, resulting from an increase in average gas plant in service of $162 million, or ten percent. This increase reflects capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate new customers being added to the system.

Financing costs increased $3.5 million, or 12 percent, during the six months ended June 1997 over the comparative prior period. Average total debt outstanding during the period increased due to the financing of construction expenditures and working capital needs and included higher short-term debt, the issuance of medium-term notes during 1997, and the drawdown of IDRB funds held in trust.

Twelve-Month Analysis
                                                  Twelve Months Ended
                                                        June 30,
                                                ------------------------
                                                 (Thousands of dollars)
                                                   1997          1996
                                                ----------    ----------
Gas operating revenues                          $  574,600    $  528,857
Net cost of gas sold                               193,745       188,947
                                                ----------    ----------
  Operating margin                                 380,855       339,910
Operations and maintenance expense                 200,748       189,718
Depreciation and amortization                       70,767        64,605
Taxes other than income taxes                       28,404        28,548
                                                ----------    ----------
  Operating income                                  80,936        57,039
Other income (expense), net                         (1,133)         (936)
                                                ----------    ----------
  Income before interest and income taxes           79,803        56,103
Net interest deductions                             56,453        53,000
Preferred securities distributions                   5,475         3,651
Income tax expense (benefit)                         6,637        (1,174)
                                                ----------    ----------
  Contribution to consolidated net income       $   11,238    $      626
                                                ==========    ==========

Contribution to consolidated net income increased $10.6 million compared to the corresponding twelve-month period ended June 1996. The increase was the result of an improvement in operating margin, offset somewhat by higher operating and financing expenses.

Operating margin increased $40.9 million due to customer growth, rate relief, and improved, but warmer-than-normal, weather conditions.
Southwest billed an average of 63,000 more customers per month than during the previous twelve-month period which contributed approximately $11 million of additional margin. General rate relief granted in Nevada jurisdictions effective July 1996 contributed $14 million. Weather-related variances between periods resulted in a $16 million increase in operating margin from weather-sensitive customers. On a weather-normalized basis, operating margin would have been approximately $14 million greater than actually reported for the twelve months ended June 30, 1997 and $30 million higher in the previous period.

Operations and maintenance expenses increased $11 million, or six percent, reflecting increases in labor and maintenance costs along with incremental operating expenses associated with providing service to the steadily growing Southwest customer base.

Depreciation expense and general taxes increased $6 million, or six percent, as a result of construction activities. Average gas plant in service for the current twelve-month period increased $151 million, or ten percent, compared to the corresponding period a year ago. This was attributed to the upgrade of existing operating facilities and the expansion of the system to accommodate customer growth.

Financing costs increased $5.3 million, or nine percent, during the twelve months ended June 30, 1997 over the comparative prior period. Average total debt outstanding during the period increased due to the financing of construction expenditures and working capital needs and included higher short-term debt, the issuance of medium-term notes during 1997, and the drawdown of IDRB funds held in trust. Additionally, the current year reflects the full annual cost of the $60 million issuance of preferred securities in October 1995.

Rates and Regulatory Proceedings

  Arizona

In November 1996, Southwest filed a general rate application with the Arizona Corporation Commission (ACC) seeking approval to increase revenues by $49.3 million annually for both of its Arizona rate jurisdictions. Southwest is seeking rate relief for increased operating costs, changes in financing costs, and improvements and additions to the distribution system. The rate application also proposes a number of rate design improvements including consolidation of the southern and central Arizona rate jurisdictions and better matching of rates with the costs of serving various customer classes. In June 1997 a settlement agreement was filed with the ACC representing agreement among the principal parties to resolve the rate case without a lengthy hearing process. If approved as filed, the settlement agreement would authorize an annual revenue increase of $32 million effective September 1997. The ACC is expected to address the settlement agreement filing at a hearing in late August 1997.

  FERC

In July 1996, Paiute Pipeline Company, a wholly owned subsidiary of the Company, filed a general rate case with the Federal Energy Regulatory Commission (FERC) seeking approval to increase revenues by $6.9 million annually. Paiute is seeking rate relief for increased costs associated with transmission system additions and improvements, higher depreciation rates, operating cost increases including labor, and an increase in the allowed rate of return. Interim rates reflecting the increased revenues became effective in January 1997, subject to refund until a final order is issued. In June 1997 a settlement agreement was filed with the FERC which calls for a $3.2 million general rate increase. A final order could be received by the end of 1997. The Company has been accruing a liability to customers for the difference between the rates collected since January 1, 1997 and the estimated amount of relief to ultimately be granted.

  California

Northern California Expansion Project. In 1995, Southwest initiated a multi-year, three-phase construction project to expand its northern California service territory and extend service into Truckee, California. (See Note 8 of the Notes to Consolidated Financial Statements of the 1996 Annual Report to Shareholders, incorporated by reference into the Form 10-K, for additional background information.) In July 1997, Southwest filed an application requesting authorization from the California Public
Utilities Commission (CPUC) to modify the terms and conditions of the certificate of public convenience and necessity granted by the CPUC in 1995.

In the new application, Southwest is requesting that the cost cap of $29.1 million, originally approved by the CPUC, be increased to $46.8 million; that the scope of Phase III construction be revised to include 2,900 of the initially proposed 4,200 customers; and that Southwest be permitted to collect contributions or advances from customer applicants desiring service in the expansion area who were not identified to receive service during the expansion phases as modified within the new application. Southwest has proposed to recover the incremental costs above the original cost cap on a dollar-for-dollar basis through a surcharge mechanism.

The modified filing, if approved as proposed, places Southwest in an improved position to recover the costs of the expansion and earn a return on its investment. Management expects the CPUC to hold hearings on this filing and issue a final decision by the end of 1997.

For the remainder of 1997, construction work on this project will be limited to the installation of services and meters off existing mains for approximately 900 additional customers at a cost of approximately $1 million. Phase III, if approved as modified in the July 1997 application, would be completed during the 1998 and 1999 construction seasons with construction expenditures estimated at $11 million.

Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued two new accounting pronouncements. Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The components are required to be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement becomes effective January 1, 1998. The Company is in the process of reviewing the requirements of SFAS No. 130 and determining the placement and format of the required disclosures.

The second pronouncement issued was SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The statement becomes effective for 1998 annual financial statements. The Company is in the process of reviewing the requirements of SFAS No. 131, and determining the content and format of the additional disclosures.

                        PART II - OTHER INFORMATION

ITEMS 1-3   None

ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Company's Annual Meeting of Shareholders was held on May 8, 1997. Matters voted upon and the results of the voting were as follows:

       (1)   The eleven directors nominated were reelected.

       (2) The proposal to ratify the selection of Arthur Andersen LLP as independent public accountants for the Company was approved. Shareholders voted 21,818,417 shares in favor, 206,078 opposed, and 192,493 abstentions.

ITEM 5       OTHER INFORMATION

             In July 1997, the Southwest Gas Corporation Board of Directors approved the addition of James J. Kropid and Terrance L. Wright to its board. Mr. Kropid is president of James J. Kropid Investments. He is a graduate of DePaul University in Chicago and the executive development program at the University of Illinois. He joined Centel Corporation in 1961 and became president of its Nevada/Texas division in 1987. In 1993 and subsequent to his retirement, Kropid was appointed general manager of the Nevada State Industrial Insurance System, a position in which he served for two years.

             Mr. Wright is president and chief executive officer of Nevada Title Insurance Company. He is a graduate of DePaul University where he received his undergraduate degree in business administration and a juris doctorate. He joined Chicago Title Insurance Company while in law school, and after graduation, remained with the company and moved to its Las Vegas office.
             In 1978, he acquired the assets of Western Title to form the company he now heads.

ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K

             (a) The following documents are filed as part of this report on Form 10-Q:

                   Exhibit 3 (ii)   Amended Bylaws of Southwest Gas Corporation.

                   Exhibit 10 $350 million Revolving Credit Agreement among the Company, Union Bank of Switzerland, et al., dated as of June 12, 1997.

                   Exhibit 12 Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

                   Exhibit 27       Financial Data Schedule (filed
                                    electronically only)

                   Exhibit 99       Financial Analyst Report-
                                    Second Quarter 1997

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



Date:  August 13, 1997



                                        /s/ Edward A. Janov
                      ------------------------------------------------------
                                          Edward A. Janov
                      Vice President/Controller and Chief Accounting Officer