Form 10-Q
period 1997-09-30
SOUTHWEST GAS CORP
filed 1997-11-10
CIK 92416

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1997


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

Common Stock, $1 Par Value, 27,274,352 shares as of November 4, 1997

===============================================================================

                                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                          (Thousands of dollars, except par value)

                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                     1997             1996
                                                                 -------------    -------------
                                                ASSETS            (Unaudited)
Utility plant
  Gas plant                                                      $   1,845,875    $   1,732,405
  Less:  accumulated depreciation                                     (545,807)        (505,984)
  Acquisition adjustments                                                4,354            5,866
  Construction work in progress                                         34,686           46,170
                                                                 -------------    -------------
     Net utility plant                                               1,339,108        1,278,457
                                                                 -------------    -------------
Other property and investments                                          70,764           71,245
                                                                 -------------    -------------
Current assets
  Cash and cash equivalents                                             12,910            8,280
  Accounts receivable, net of allowances                                45,801           69,000
  Accrued utility revenue                                               21,725           46,500
  Income tax benefit                                                    35,557               --
  Deferred tax benefit                                                      --            8,009
  Deferred purchased gas costs                                          64,805               --
  Prepaids and other current assets                                     34,119           28,029
                                                                 -------------    -------------
     Total current assets                                              214,917          159,818
                                                                 -------------    -------------
Deferred charges and other assets                                       54,299           50,749
                                                                 -------------    -------------
Total assets                                                     $   1,679,088    $   1,560,269
                                                                 =============    =============

                                    CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock, $1 par (authorized - 45,000,000 shares; issued
     and outstanding - 27,222,856 and 26,732,688 shares)         $      28,853    $      28,363
  Additional paid-in capital                                           357,404          349,132
  Retained earnings (accumulated deficit)                              (21,429)           2,121
                                                                 -------------    -------------
     Total common equity                                               364,828          379,616
  Redeemable preferred securities of Southwest Gas Capital I            60,000           60,000
  Long-term debt, less current maturities                              778,942          665,221
                                                                 -------------    -------------
     Total capitalization                                            1,203,770        1,104,837
                                                                 -------------    -------------
Current liabilities
  Current maturities of long-term debt                                   6,123            6,675
  Short-term debt                                                      109,000          121,000
  Accounts payable                                                      33,432           49,951
  Customer deposits                                                     21,536           21,133
  Accrued taxes                                                         25,720            9,977
  Accrued interest                                                      11,110            9,800
  Deferred taxes                                                        15,071               --
  Deferred purchased gas costs                                              --            9,432
  Other current liabilities                                             48,486           33,369
                                                                 -------------    -------------
     Total current liabilities                                         270,478          261,337
                                                                 -------------    -------------
Deferred income taxes and other credits
  Deferred income taxes and investment tax credits                     157,967          152,063
                                                                 -------------    -------------
  Other deferred credits                                                46,873           42,032
                                                                 -------------    -------------
     Total deferred income taxes and other credits                     204,840          194,095
                                                                 -------------    -------------
Total capitalization and liabilities                             $   1,679,088    $   1,560,269
                                                                 =============    =============

             The accompanying notes are an integral part of these statements.

                                            SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF INCOME
                                             (In thousands, except per share amounts)
                                                          (Unaudited)

                                                               THREE MONTHS ENDED      NINE MONTHS ENDED     TWELVE MONTHS ENDED
                                                                  SEPTEMBER 30,          SEPTEMBER 30,           SEPTEMBER 30,
                                                             ----------------------  ---------------------  -----------------------
                                                                1997        1996        1997        1996        1997        1996
                                                             ----------  ----------  ----------  ----------  ----------  ----------
Operating revenues:
  Gas operating revenues                                     $   95,009  $   85,534  $  414,313  $  376,599  $  584,075  $  522,958
  Construction revenues                                          33,689      39,721      86,554      60,619     123,635      60,619
                                                             ----------  ----------  ----------  ----------  ----------  ----------
    Total operating revenues                                    128,698     125,255     500,867     437,218     707,710     583,577
                                                             ----------  ----------  ----------  ----------  ----------  ----------
Operating expenses:
  Net cost of gas sold                                           28,508      24,027     149,830     139,184     198,226     182,001
  Operations and maintenance                                     50,310      49,086     148,165     144,557     201,972     192,239
  Depreciation and amortization                                  21,636      19,455      62,563      54,046      82,216      69,334
  Taxes other than income taxes                                   7,371       7,365      22,482      22,228      28,410      29,129
  Construction expenses                                          28,121      33,726      77,542      51,815     110,416      51,815
                                                             ----------  ----------  ----------  ----------  ----------  ----------
    Total operating expenses                                    135,946     133,659     460,582     411,830     621,240     524,518
                                                             ----------  ----------  ----------  ----------  ----------  ----------
Operating income (loss)                                          (7,248)     (8,404)     40,285      25,388      86,470      59,059
                                                             ----------  ----------  ----------  ----------  ----------  ----------
Other income and (expenses):
  Net interest deductions                                       (16,115)    (14,016)    (46,362)    (40,445)    (60,830)    (54,143)
  Preferred securities distributions                             (1,368)     (1,368)     (4,106)     (4,106)     (5,475)     (5,019)
  Other income (deductions), net                                   (467)        (11)       (609)       (214)     (1,132)       (681)
                                                             ----------  ----------  ----------  ----------  ----------  ----------
    Total other income and (expenses)                           (17,950)    (15,395)    (51,077)    (44,765)    (67,437)    (59,843)
                                                             ----------  ----------  ----------  ----------  ----------  ----------
Income (loss) from continuing operations before income taxes    (25,198)    (23,799)    (10,792)    (19,377)     19,033        (784)
Income tax expense (benefit)                                     (9,512)     (9,161)     (3,926)     (7,655)      7,603        (571)
                                                             ----------  ----------  ----------  ----------  ----------  ----------
Income (loss) from continuing operations                        (15,686)    (14,638)     (6,866)    (11,722)     11,430        (213)
Net loss from discontinued operations                                --          --          --          --          --     (18,864)
                                                             ----------  ----------  ----------  ----------  ----------  ----------
Net income (loss)                                               (15,686)    (14,638)     (6,866)    (11,722)     11,430     (19,077)
Preferred stock dividend requirements                                --          --          --          --          --          22
                                                             ----------  ----------  ----------  ----------  ----------  ----------
Net income (loss) applicable to common stock                 $  (15,686) $  (14,638) $   (6,866) $  (11,722) $   11,430  $  (19,099)
                                                             ==========  ==========  ==========  ==========  ==========  ==========
Earnings (loss) per share from continuing operations         $    (0.58) $    (0.55) $    (0.25) $    (0.46) $     0.42  $    (0.01)
Loss per share from discontinued operations                          --          --          --          --          --       (0.74)
                                                             ----------  ----------  ----------  ----------  ----------  ----------
Earnings (loss) per share of common stock                    $    (0.58) $    (0.55) $    (0.25) $    (0.46) $     0.42  $    (0.75)
                                                             ==========  ==========  ==========  ==========  ==========  ==========
Dividends paid per share of common stock                     $    0.205  $    0.205  $    0.615  $    0.615  $     0.82  $     0.82
                                                             ==========  ==========  ==========  ==========  ==========  ==========
Average number of common shares outstanding                      27,149      26,477      26,990      25,636      26,902      25,382
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

                                          SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Thousands of dollars)
                                                          (Unaudited)

                                                                       NINE MONTHS ENDED              TWELVE MONTHS ENDED
                                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                                  ---------------------------     ---------------------------
                                                                     1997            1996            1997            1996
                                                                  -----------     -----------     -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $    (6,866)    $   (11,722)    $    11,430     $   (19,077)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                      62,563          54,046          82,216          69,334
    Deferred income taxes                                              28,984           1,282          45,155           2,807
    Changes in current assets and liabilities:
    Accounts receivable, net of allowances                             23,199           8,453          (3,140)         (9,917)
       Accrued utility revenue                                         24,775          23,613          (1,438)         (1,243)
       Deferred purchased gas costs                                   (74,237)          6,776        (104,357)          3,800
       Accounts payable                                               (16,519)        (15,986)          4,431           5,122
       Accrued taxes                                                  (19,814)         (7,653)        (31,300)        (10,025)
       Other current assets and liabilities                            13,742             480          15,760           1,148
    Other                                                                 530             911           9,595          (1,049)
    Undistributed loss from
     discontinued operations                                               --              --              --          17,371
                                                                  -----------     -----------     -----------     -----------
       Net cash provided by operating activities                       36,357          60,200          28,352          58,271
                                                                  -----------     -----------     -----------     -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Construction expenditures and property additions                   (120,449)       (141,948)       (197,336)       (191,517)
  Proceeds from bank sale                                                 --          191,662              --         191,662
  Other                                                                (4,974)        (29,163)          2,077         (24,828)
                                                                  -----------     -----------     -----------     -----------
       Net cash provided by (used in) investing activities           (125,423)         20,551        (195,259)        (24,683)
                                                                  -----------     -----------     -----------     -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                              8,762          14,365          12,507          18,625
  Issuance of trust originated preferred securities, net                   --              --              --          57,713
  Reacquisition of preferred stock                                         --              --              --          (4,000)
  Dividends paid                                                      (16,583)        (15,852)        (22,042)        (20,960)
  Issuance of long-term debt, net                                     118,992         159,486         124,382         176,786
  Retirement of long-term debt, net                                    (5,475)       (247,020)         (6,986)       (247,025)
  Issuance (repayment) of short-term debt                             (12,000)          1,483          67,575         (17,517)
  Other                                                                    --              --              --             (48)
                                                                  -----------     -----------     -----------     -----------
       Net cash provided by (used in) financing activities             93,696         (87,538)        175,436         (36,426)
                                                                  -----------     -----------     -----------     -----------
  Change in cash and temporary cash investments                         4,630          (6,787)          8,529          (2,838)
  Cash at beginning of period                                           8,280          11,168           4,381           7,219
                                                                  -----------     -----------     -----------     -----------
  Cash at end of period                                           $    12,910     $     4,381     $    12,910     $     4,381
                                                                  ===========     ===========     ===========     ===========
  Supplemental information:
  Interest paid, net of amounts capitalized                       $    44,126     $    47,718     $    56,416     $    61,720
                                                                  ===========     ===========     ===========     ===========
  Income taxes, net of refunds                                    $    (2,694)    $    18,610     $    (2,623)    $    12,880
                                                                  ===========     ===========     ===========     ===========

                                 The accompanying notes are an integral part of these statements.
</END TABLE>

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

   BASIS OF PRESENTATION. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report to Shareholders, which is incorporated by reference into the Form 10-K, and 1997 quarterly reports on Form 10-Q.

   INTERCOMPANY TRANSACTIONS.  During the nine months ended September 30,
1997, the construction services segment recognized $26 million of revenues generated from contracts with Southwest. At September 30, 1997, accounts receivable for these services was $3.1 million. The accounts receivable balance, revenues, and associated profits are included in the consolidated financial statements of the Company and were not eliminated during consolidation. Statement of Financial Accounting Standards (SFAS) No. 71,
"Accounting for the Effects of Certain Types of Regulation," provides that intercompany profits on sales to regulated affiliates should not be eliminated in consolidation if the sales price is reasonable and if future revenues approximately equal to the sales price will result from the rate-making process.
Management believes these two criteria are being met.


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

Southwest purchases, transports, and distributes natural gas to approximately
1,124,000 residential, commercial, industrial and other customers, of which 58 percent are located in Arizona, 32 percent are in Nevada, and 10 percent are in California. During the twelve months ended September 30, 1997, Southwest earned 55 percent of operating margin in Arizona, 35 percent in Nevada, and 10 percent in California. During this same period, Southwest earned 62 percent of operating margin from residential customers, 23 percent from commercial customers, and 15 percent from industrial and other customers.
These patterns are consistent with prior years and are expected to continue.

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

For the twelve months ended September 30, 1997, natural gas construction expenditures totaled $184 million. Approximately 78 percent of these expenditures represents new construction and the balance represents costs associated with routine replacement of existing transmission, distribution and general plant. Financing for recent construction expenditures and for other corporate purposes was provided primarily by the issuances of medium-term notes in January, February, June and September 1997 totaling $100 million and a $16 million issuance of commercial paper in February 1997.


Cash flows from operating activities during the nine and twelve months ended
September 30, 1997 were negatively affected by increases in the cost of gas during the fourth quarter of 1996 and first quarter of 1997. Higher gas costs coupled with refunds to customers of previously overcollected amounts shifted the deferred purchased gas cost balance from a $39.6 million payable, at September 30, 1996, to a $64.8 million receivable, at September 30, 1997, a
$104 million change. Southwest must first obtain regulatory approval before changing the rates it charges for recovery of gas costs.

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

Southwest intends to file for recovery of the accumulated balances in all applicable rate jurisdictions. In January 1997, Southwest submitted a purchased gas cost adjustment (PGA) filing with the Public Utilities
Commission of Nevada (PUCN). In April 1997, the filing was amended.  In
September 1997, annual increases of $10.1 million, or 9 percent, in the southern Nevada rate jurisdiction and $6 million, or 14 percent, in the northern Nevada rate jurisdiction were granted effective September 1997. In approving the increase, the PUCN indicated the PGA mechanism may need to be replaced with one that includes a price incentive mechanism. The Company had recommended during the hearing process that the PUCN adopt such a mechanism.

In June 1997, Southwest submitted an additional PGA filing with the PUCN.
This annual PGA filing addressed the increased costs of natural gas since the beginning of 1997 as well as the recovery of costs previously deferred. In
September 1997, the filing was amended to reflect changes necessary as a result of the September 1997 order on the previous PGA filing. If approved as amended, the filing would result in annual increases, above the revenue levels approved in the previous PGA order, of $23.1 million, or 18 percent, in the southern Nevada rate jurisdiction and $8.4 million, or 17 percent, in the northern Nevada rate jurisdiction. Hearings on this filing commenced in October 1997 and are ongoing. A final decision is expected from the PUCN prior to year-end.

In September 1997, Southwest submitted a PGA filing with the California Public
Utilities Commission (CPUC) to increase rates annually by $10 million, or 19 percent, in the southern California rate jurisdiction. The rates are expected to become effective by December 1997.

RESULTS OF CONSOLIDATED OPERATIONS

Quarterly Analysis
------------------
                                     Contribution to Net Loss
                                 Three Months Ended September 30,
                                 --------------------------------
                                       (Thousands of dollars)
                                    1997                  1996
                                 ----------            ----------

Natural gas operations           $  (16,771)           $  (16,256)
Construction services                 1,085                 1,618
                                 ----------            ----------
Net loss                         $  (15,686)           $  (14,638)
                                 ==========            ==========

Loss per share for the quarter ended September 30, 1997 was $0.58, compared to a $0.55 loss per share recorded during the corresponding quarter of the prior year. Natural gas operations results declined $0.01 per share. See separate discussion at RESULTS OF NATURAL GAS OPERATIONS for changes as they relate to gas operations. Construction services results declined $0.02 per share from the previous period primarily resulting from lower-than-anticipated revenues.
Revenues declined 15 percent due to project cancellations and curtailments in portions of California, Washington, Missouri, and Kansas. Northern has reorganized and closed offices in some of these areas and is pursuing new contracts in other areas to improve profitability. Average shares outstanding increased 672,000 shares between years primarily resulting from continuing issuances under the Company Dividend Reinvestment and Stock
Purchase Plan.

Nine-Month Analysis
-------------------
                                     Contribution to Net Loss
                                 Nine Months Ended September 30,
                                 -------------------------------
                                      (Thousands of dollars)
                                    1997                 1996
                                 ----------           ----------

Natural gas operations           $   (6,982)          $  (13,786)
Construction services                   116                2,064
                                 ----------           ----------
Net loss                         $   (6,866)          $  (11,722)
                                 ==========           ==========

Loss per share for the nine months ended September 30, 1997 was $0.25, a $0.21 improvement from a per share loss of $0.46 recorded during the corresponding nine months of the previous year. Loss from natural gas operations improved
$0.28 per share. See separate discussion at RESULTS OF NATURAL GAS OPERATIONS for changes as they relate to gas operations. Construction services earnings per share were $0.01 during the current period. In the prior period, construction services contributed $0.08 per share, however, those results excluded the months of January through April 1996 which are typically loss months. In addition, the decline was a result of various project cancellations and curtailments. To improve profitability, Northern is pursuing new contracts and has reorganized and closed some offices. Average shares outstanding increased 1.4 million shares between years primarily due to a 1.4 million share issuance in April 1996 to acquire Northern and issuances under the Company Dividend Reinvestment and Stock Purchase Plan.


Twelve-Month Analysis
---------------------
                                              Contribution to Net Income (Loss)
                                              Twelve Months Ended September 30,
                                              ---------------------------------
                                                   (Thousands of dollars)
                                                 1997                   1996
                                              ----------             ----------
Continuing operations
 Natural gas operations                       $   10,723             $   (2,277)
 Construction services                               707                  2,064
                                              ----------             ----------
                                                  11,430                   (213)
Discontinued operations--financial services           --                (18,864)
                                              ----------             ----------
Net income (loss)                             $   11,430             $  (19,077)
                                              ==========             ==========

Earnings per share for the twelve months ended September 30, 1997 were $0.42, a $0.43 increase from the $0.01 per share loss from continuing operations recorded during the prior twelve-month period. Earnings contributed from natural gas operations increased $0.49 per share. See separate discussion at RESULTS OF NATURAL GAS OPERATIONS for changes as they relate to gas operations. Construction services results declined $0.06 per share from the previous period. The decline was primarily the result of project cancellations and curtailments. Northern has closed some offices and is pursuing new contracts to improve profitability. Discontinued operations posted a $0.74 per share loss during the prior year. Average shares outstanding increased 1.5 million shares between periods primarily due to a
1.4 million share issuance in April 1996 to acquire Northern and issuances under the Company Dividend Reinvestment and Stock Purchase Plan.

The following table sets forth the ratios of earnings to fixed charges for the
Company:

                                           For the Twelve Months Ended
                                        --------------------------------
                                        September 30,       December 31,
                                            1997                1996
                                        -------------       ------------

Ratios of earnings to fixed charges         1.25                1.15

For the purposes of computing the ratios of earnings to fixed charges, earnings are defined as the sum of pretax income from continuing operations plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), preferred securities distributions and amortized debt costs.

RESULTS OF NATURAL GAS OPERATIONS

Quarterly Analysis
------------------
                                            Three Months Ended
                                               September 30,
                                         -------------------------
                                           (Thousands of dollars)
                                             1997          1996
                                          ----------    ----------
Gas operating revenues                    $   95,009    $   85,534
Net cost of gas sold                          28,508        24,027
                                          ----------    ----------
  Operating margin                            66,501        61,507
Operations and maintenance expense            50,310        49,086
Depreciation and amortization                 18,873        17,012
Taxes other than income taxes                  7,371         7,365
                                          ----------    ----------
  Operating loss                             (10,053)      (11,956)
Other income (expense), net                       (2)          (23)
                                          ----------    ----------
  Loss before interest and income taxes      (10,055)      (11,979)
Net interest deductions                       15,736        13,318
Preferred securities distributions             1,368         1,368
Income tax expense (benefit)                 (10,388)      (10,409)
                                          ----------    ----------
  Contribution to consolidated net loss   $  (16,771)   $  (16,256)
                                          ==========    ==========

Contribution from natural gas operations declined $515,000 compared to the third quarter of 1996. The decline was principally the result of higher operating and financing expenses incurred as a result of the expansion and upgrading of the gas system to accommodate continued customer growth, partially offset by an improvement in margin.

Operating margin increased $5 million, or eight percent, in the third quarter of 1997 when compared to the third quarter of 1996. The operating margin improvement was primarily the result of customer growth and general rate relief granted in Arizona jurisdictions effective September 1997. Southwest added approximately 60,000 customers during the past twelve months, a six percent increase.

Operations and maintenance expenses increased $1.2 million, or two percent, reflecting general increases in labor, purchased goods and services.

Depreciation expense and general taxes increased $1.9 million, or eight percent, as a result of construction activities. Average gas plant in service increased $178 million, or 11 percent, as compared to the third quarter of 1996. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Financing costs increased $2.4 million, or 16 percent, over the prior period.
This increase is primarily attributed to higher short-term borrowings outstanding during the current quarter and an increase in long-term debt reflecting $100 million of medium-term note issuances during 1997. The increase in short-term debt reflects the need for short-term financing to cover higher gas costs experienced during the fourth quarter of 1996 and first quarter of 1997.

Nine-Month Analysis
-------------------

                                                 Nine Months Ended
                                                    September 30,
                                             -------------------------
                                               (Thousands of dollars)
                                                1997          1996
                                             ----------    ----------
Gas operating revenues                       $  414,313    $  376,599
Net cost of gas sold                            149,830       139,184
                                             ----------    ----------
  Operating margin                              264,483       237,415
Operations and maintenance expense              148,165       144,557
Depreciation and amortization                    55,188        50,003
Taxes other than income taxes                    22,482        22,228
                                             ----------    ----------
  Operating income                               38,648        20,627
Other income (expense), net                        (650)         (298)
                                             ----------    ----------
  Income before interest and income taxes        37,998        20,329
Net interest deductions                          45,192        39,324
Preferred securities distributions                4,106         4,106
Income tax expense (benefit)                     (4,318)       (9,315)
                                             ----------    ----------
  Contribution to consolidated net loss      $   (6,982)   $  (13,786)
                                             ==========    ==========

Contribution to consolidated net loss improved $6.8 million compared to the nine months ended September 1996. The improvement was the result of an increase in operating margin, offset somewhat by higher operating and financing expenses.

Operating margin increased $27.1 million, or 11 percent, during the nine months ended September 1997 compared to the same period in 1996 due primarily to continued customer growth throughout the Southwest service areas, general rate relief granted in Nevada jurisdictions effective July 1996, and more favorable weather conditions during the first quarter of 1997 relative to the first quarter of 1996.

Operations and maintenance expenses increased $3.6 million, or two percent, reflecting increases in labor and maintenance costs along with incremental operating expenses associated with providing service to the growing Southwest customer base.

Depreciation expense and general taxes increased $5.4 million, or eight percent, resulting from an increase in average gas plant in service of $167 million, or ten percent. This increase reflects capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate new customers being added to the system.

Financing costs increased $5.9 million, or 14 percent, during the nine months ended September 1997, over the comparative prior period. Average total debt outstanding during the period increased due to the financing of construction expenditures and working capital needs and included higher short-term debt, the issuance of medium-term notes during 1997, and the drawdown of IDRB funds held in trust.

Twelve-Month Analysis
---------------------
                                                   Twelve Months Ended
                                                        September 30,
                                                  ------------------------
                                                   (Thousands of dollars)
                                                     1997          1996
                                                  ----------    ----------
Gas operating revenues                            $  584,075    $  522,958
Net cost of gas sold                                 198,226       182,001
                                                  ----------    ----------
  Operating margin                                   385,849       340,957
Operations and maintenance expense                   201,972       192,239
Depreciation and amortization                         72,628        65,291
Taxes other than income taxes                         28,410        29,129
                                                  ----------    ----------
  Operating income                                    82,839        54,298
Other income (expense), net                           (1,112)         (765)
                                                  ----------    ----------
  Income before interest and income taxes             81,727        53,533
Net interest deductions                               58,871        53,022
Preferred securities distributions                     5,475         5,019
Income tax expense (benefit)                           6,658        (2,231)
                                                  ----------    ----------
  Contribution to consolidated net income (loss)  $   10,723    $   (2,277)
                                                  ==========    ==========

Contribution to consolidated net income increased $13 million compared to the corresponding twelve-month period ended September 1996. The increase was the result of an improvement in operating margin, offset somewhat by higher operating and financing expenses.

Operating margin increased $44.9 million due to customer growth, rate relief, and improved, but warmer-than-normal, weather conditions.
Southwest billed an average of 61,000 more customers per month than during the previous twelve-month period which contributed approximately
$10 million of additional margin. General rate relief, primarily related to Nevada jurisdictions, contributed $15 million incrementally to operating margin. Weather-related variances between periods resulted in a $20 million increase in operating margin from weather-sensitive customers. On a weather-normalized basis, operating margin would have been approximately $12 million greater than actually reported for the twelve months ended September 30, 1997 and $32 million higher in the previous period.

Operations and maintenance expenses increased $9.7 million, or five percent, reflecting increases in labor and maintenance costs along with incremental operating expenses associated with providing service to the steadily growing Southwest customer base.

Depreciation expense and general taxes increased $6.6 million, or seven percent, as a result of construction activities. Average gas plant in service for the current twelve-month period increased $162 million, or ten percent, compared to the corresponding period a year ago. This was attributed to the upgrade of existing operating facilities and the expansion of the system to accommodate customer growth.

Financing costs increased $6.3 million, or 11 percent, during the twelve months ended September 30, 1997 over the comparative prior period. Average total debt outstanding during the period increased due to the financing of construction expenditures and working capital needs and included higher short-term debt, the issuance of medium-term notes during 1997, and the drawdown of IDRB funds held in trust.
Additionally, the current year reflects the full annual cost of the $60 million preferred securities issued in October 1995.


RATES AND REGULATORY PROCEEDINGS

  ARIZONA

In November 1996, Southwest filed a general rate application with the Arizona Corporation Commission (ACC) seeking approval to increase revenues by $49.3 million annually for both of its Arizona rate jurisdictions. Southwest was seeking rate relief for increased operating costs, changes in financing costs, and improvements and additions to the distribution system. In August 1997, the ACC approved a settlement of the general rate case providing the Company with a $32 million general rate increase effective September 1, 1997.
The settlement achieved a number of favorable rate design improvements and tariff restructuring changes including consolidation of the southern and central Arizona rate jurisdictions for ratemaking purposes and better matching of rates with the costs of serving various customer classes. The timing of the increase is important to the Company because it provides the benefit of having new rates in place before the start of the 1997/1998 winter heating season.

  FERC

In July 1996, Paiute Pipeline Company, a wholly owned subsidiary of the Company, filed a general rate case with the Federal Energy Regulatory
Commission (FERC) seeking approval to increase revenues by $6.9 million annually. Paiute is seeking rate relief for increased costs associated with transmission system additions and improvements, higher depreciation rates, operating cost increases including labor, and an increase in the allowed rate of return. Interim rates reflecting the increased revenues became effective in January 1997, subject to refund until a final order is issued. In June 1997, a settlement agreement was filed with the FERC which, if approved, would authorize a $3.2 million general rate increase effectve January 1997. An order approving the settlement agreement was issued in October 1997 and is expected to become final in November 1997. Paiute has accrued a liability to customers for the difference between the rates collected since January 1997 and the estimated amount of rate relief to ultimately be granted. Refunds for this difference will be made to customers within 60 days of the effective date.

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

In the new application, Southwest is requesting that the cost cap of $29.1 million, originally approved by the CPUC, be increased to $46.8 million; that the scope of Phase III construction be revised to include
2,900 of the initially proposed 4,200 customers; and that Southwest be permitted to collect contributions or advances from customer applicants desiring service in the expansion area who were not identified to receive service during the expansion phases as modified within the new application. Southwest has proposed to recover the incremental costs above the original cost cap on a dollar-for-dollar basis through a surcharge mechanism. In August 1997, the Office of Ratepayer Advocates filed a protest to the Southwest application indicating that the terms of the original agreement should be adhered to. In September, a hearing was held to discuss the filing and related protest. Southwest has until December 1997, to file additional comments related to the protest.
Management expects the CPUC to issue a final decision during the first quarter of 1998.


For 1997, construction work on this project has been limited to the installation of services and meters off existing mains for approximately 900 additional customers at a cost of approximately
$1 million. Phase III, if approved as modified in the July 1997 application, would be completed during the 1998 and 1999 construction seasons with construction expenditures estimated at $11 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued two new accounting pronouncements. Statement of Financial Accounting
Standards (SFAS) No. 128, "Earnings per Share," establishes standards for computing and presenting earnings per share (EPS). This statement replaces the presentation of primary EPS with basic EPS and fully diluted EPS with diluted EPS. It also requires the presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement becomes effective December 31, 1997. The Company has reviewed the requirements of SFAS No. 128 and does not anticipate any material changes in EPS amounts previously reported.

The second pronouncement issued was SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 reaffirms standards for disclosing information about an entity's capital structure. The statement becomes effective December 31, 1997. The disclosure requirements of this standard are not anticipated to significantly change current reporting practices of the Company.

In June 1997, the Financial Accounting Standards Board issued two new accounting pronouncements. SFAS No. 130, "Reporting Comprehensive
Income," establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The components are required to be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement becomes effective January 1, 1998. The Company has reviewed the requirements of SFAS No. 130 and does not expect any material change to its current financial statement presentation format.

The second pronouncement issued was SFAS No. 131, "Disclosures about
Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The statement becomes effective for 1998 annual financial statements. The disclosure requirements of this statement are not expected to significantly change current reporting practices of the Company.


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

           (a) The following documents are filed as part of this report on Form 10-Q:

                Exhibit 3 (ii) Amended Bylaws of Southwest Gas
                               Corporation.

                Exhibit 12     Computation of Ratios of Earnings to
                               Fixed Charges and Ratios of Earnings to
                               Combined Fixed Charges and Preferred
                               Stock Dividends.

                Exhibit 27     Financial Data Schedule (filed
                               electronically only)

           (b)  Reports on Form 8-K

                On September 17, 1997, the Company filed a Form 8-K which announced the retirement of Kenny C. Guinn as director and chairman of the Southwest Gas Corporation
                Board of Directors and the appointment of Thomas Y.
                Hartley as chairman.

                The Company filed a Form 8-K, dated November 4, 1997, reporting summary financial information for the quarter ended September 30, 1997.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Southwest Gas Corporation
                         ------------------------------------------------------
                                              (Registrant)


Date: November 10, 1997



                                          /s/ Edward A. Janov
                         ------------------------------------------------------
                                            Edward A. Janov
                         Vice President/Controller and Chief Accounting Officer



                                  EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
-------     ----------------------
 3(ii)      Amended Bylaws of Southwest Gas Corporation.
12          Computation of Ratios of Earnings to Fixed Charges and Ratios of
            Earnings to Combined Fixed Charges and Preferred Stock Dividends
27          Financial Data Schedule (filed electronically only)


