Form 10-K
period 1997-12-31
SOUTHWEST GAS CORP
filed 1998-03-31
CIK 92416

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

            Stock Purchase Rights                           New York Stock Exchange, Inc.
                                                             Pacific Stock Exchange, Inc.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               --    --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE
                                  REGISTRANT:
                         $557,303,693 at March 16, 1998
               THE NUMBER OF SHARES OUTSTANDING OF COMMON STOCK:
       Common Stock, $1 Par Value, 27,521,170 shares as of March 16, 1998

                      DOCUMENTS INCORPORATED BY REFERENCE

                        DESCRIPTION                             PART INTO WHICH INCORPORATED
                        -----------                             ----------------------------
 Annual Report to Shareholders for the Year Ended December           Parts I, II and IV
                           31, 1997                                       Part III
            Proxy Statement dated March 31, 1998

================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                        PAGE
                                                                        ----
ITEM 1.   BUSINESS....................................................
          Natural Gas Operations......................................
          General Description.........................................
          Rates and Regulation........................................
          Competition.................................................
          Demand for Natural Gas......................................
          Natural Gas Supply..........................................
          Environmental Matters.......................................
          Employees...................................................
          Construction Services.......................................
ITEM 2.   PROPERTIES..................................................
ITEM 3.   LEGAL PROCEEDINGS...........................................
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........

                                  PART II
ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................
ITEM 6.   SELECTED FINANCIAL DATA.....................................
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................

                                  PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........
ITEM 11.  EXECUTIVE COMPENSATION......................................
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............

                                  PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.........................................................
          List of Exhibits............................................
SIGNATURES............................................................

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

     In July 1996, the Company completed the sale of the assets and liabilities of PriMerit Bank, Federal Savings Bank (PriMerit), a wholly owned subsidiary, to Norwest Corporation (Norwest) for $191 million pursuant to a definitive agreement dated January 1996. For consolidated financial reporting purposes, the financial services activities are disclosed as discontinued operations.

     Financial information with respect to industry segments is included in Note 13 of the Notes to Consolidated Financial Statements which is included in the 1997 Annual Report to Shareholders and is incorporated herein by reference.

                             NATURAL GAS OPERATIONS

GENERAL DESCRIPTION

     Southwest is subject to regulation by the Arizona Corporation Commission
(ACC), the Public Utilities Commission of Nevada (PUCN), and the California Public Utilities Commission (CPUC). These commissions regulate public utility rates, practices, facilities, and service territories in their respective states. The CPUC also regulates the issuance of all securities by the Company, with the exception of short-term borrowings. Certain accounting practices, transmission facilities, and rates are subject to regulation by the Federal Energy Regulatory Commission (FERC).

     Southwest purchases, transports, and distributes natural gas to 1,151,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. There were 59,000 customers added to the system during 1997.

     The table below lists Southwest's percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

                                   RESIDENTIAL AND           OTHER
       FOR THE YEAR ENDED          SMALL COMMERCIAL     SALES CUSTOMERS      TRANSPORTATION
       ------------------          ----------------   --------------------   --------------
December 31, 1997                         83%                  5%                  12%
December 31, 1996                         80                   6                   14
December 31, 1995                         79                   7                   14

     Southwest is not dependent on any one or a few customers to the extent that the loss of any one or several would have a significant adverse impact on earnings.

     Transportation of customer-secured gas to end-users on the Southwest system accounted for 53 percent of total system throughput in 1997. Although the volumes were significant, these customers provide a much smaller proportionate share of operating margin. In 1997, customers who utilized this service transported 103 million dekatherms.

     The demand for natural gas is seasonal. Variability in weather from normal temperatures can materially impact results of operations. It is the opinion of management that comparisons of earnings for interim periods do not reliably reflect overall trends and changes in Southwest operations. Also, earnings for interim periods can be significantly affected by the timing of general rate relief.

RATES AND REGULATION

     Rates that Southwest is authorized to charge its distribution system customers are determined by the ACC, CPUC, and PUCN in general rate cases and are derived using rate base, cost of service, and cost of capital experienced in a historical test year, as adjusted in Arizona and Nevada, and projected for a future test year in California. The FERC regulates the northern Nevada transmission and liquefied natural gas (LNG) storage facilities of Paiute Pipeline Company (Paiute), a wholly owned subsidiary, and the rates it charges for transportation of gas directly to certain end-users and to various local distribution companies (LDCs). The LDCs transporting on the Paiute system are:
Sierra Pacific Power Company (serving Reno and Sparks, Nevada), Washington Water Power Company (serving South Lake Tahoe, California), and Southwest Gas Corporation (serving North Lake Tahoe, California and various locations throughout northern Nevada).

     Rates charged to customers vary according to customer class and are set at levels allowing for the recovery of all prudently incurred costs, including a return on rate base sufficient to pay interest on debt, preferred securities distributions, and a reasonable return on common equity. Rate base consists generally of the original cost of utility plant in service, plus certain other assets such as working capital and inventories, less accumulated depreciation on utility plant in service, net deferred income tax liabilities, and certain other deductions. Rate schedules in all of the Southwest service areas contain purchased gas adjustment (PGA) clauses which allow Southwest to file for rate adjustments as the cost of purchased gas changes. Generally, Southwest tariffs provide for annual adjustment dates for changes in purchased gas costs. However, Southwest may request to adjust its rates more often than once each year, if conditions warrant. These changes have no direct impact on profit margin. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. Information with respect to recent PGA filings is included in the Rates and Regulatory Proceedings section of Management's Discussion and Analysis (MD&A), which is included in the 1997 Annual Report to Shareholders.

     The table below lists the docketed general rate filings initiated and/or completed within each ratemaking:

                                                                             MONTH
                                                                          FINAL RATES
       RATEMAKING AREA            TYPE OF FILING         MONTH FILED       EFFECTIVE
       ---------------            --------------         -----------     --------------
Arizona:
  Central and Southern.......  General rate case        November 1996    September 1997
California:
  Northern...................  Operational attrition    November 1997     January 1998
Nevada:
  Northern and Southern......  General rate case        December 1995      July 1996
FERC:
  Paiute.....................  General rate case          July 1996       January 1997

---------------

     Recent regulatory and legislative developments -- natural gas industry. In 1997, the Nevada Legislature passed, and the Governor signed into law, Assembly Bill (AB) 366. AB 366 provides the statutory framework for restructuring both the natural gas and electric industries in the State of Nevada to allow competition. The legislature left most of the decision making on restructuring to the PUCN. In addition to several organizational changes, AB 366 requires that the PUCN create an alternative plan of regulation for natural gas utilities no later than July 1, 1998. The alternative plan would allow the PUCN to determine if a service is competitive, discretionary or potentially competitive and exempt that service from normal pricing and ratemaking regulations. The PUCN has begun the process of developing the regulations to implement the alternative plan of regulation. Southwest, other utility companies, and many other interested parties are participating in the rulemaking process.

     In January 1998, the CPUC opened a rulemaking proceeding designed to reform the California natural gas industry by expanding opportunities for residential and small commercial customers to have access to competing natural gas suppliers. To accomplish this, the CPUC requested comments from interested parties, such as Southwest, to assess the current market and regulatory framework for the California natural gas industry and to develop reforms which emphasize market-oriented policies to benefit all California natural gas consumers. Southwest filed written comments with the CPUC in February 1998 addressing such issues as regulatory streamlining, unbundling, consumer protection and other competitive issues. Hearings on these issues and additional comment periods are scheduled by the CPUC throughout 1998.

     In late 1996, the ACC unanimously voted to phase in electric supply competition for investor-owned utilities starting in January 1999. Natural gas utilities in Arizona are not directly impacted by this ruling. However, natural gas related initiatives are expected to follow.

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

     Unlike residential and small commercial customers, certain large commercial, industrial, and electric generation customers have the capability to switch to alternative energy sources. Southwest has been successful in retaining these customers by setting rates at levels competitive with alternative energy sources such as electricity, fuel oils, and coal. As a result, management does not anticipate any material adverse impact on its operating margin from fuel switching.

     Southwest continues to compete with interstate transmission pipeline companies, such as El Paso Natural Gas Company (El Paso), Kern River Gas Transmission Company (Kern River), and Tuscarora Gas Transmission Company, to provide service to large end-users. End-use customers located in close proximity to these interstate pipelines pose a potential bypass threat and, therefore, require Southwest to closely monitor each customer situation and provide competitive service in order to retain the customer.

     Southwest has maintained an intensive effort to mitigate these competitive threats through the use of discounted transportation contract rates, special long-term contracts with electric generation and cogeneration customers, and new tariff programs. One such program provides an opportunity for potential bypass customers in Arizona and all transportation customers in Nevada to purchase natural gas-related services as a bundled package, including the procurement of gas supply. Southwest enters into gas supply contracts for eligible customers, which are not included in its system supply portfolio, and provides nomination and balancing services on behalf of the customer. This program, as well as other competitive response initiatives and otherwise competitive rates, has helped mitigate the financial impact from the threat of bypass and the potential loss of margin currently earned from large customers.

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

     Natural gas vehicles (NGVs) represent another nontraditional source of demand for natural gas. Southwest encourages the use of NGVs throughout its service territories. As of December 31, 1997, there were 41 public- and nonpublic-access fueling stations and approximately 5,000 NGVs in use throughout Southwest service territories. As more public fueling stations come on-line and stricter vehicle emission standards are adopted, the demand for NGVs should increase.

NATURAL GAS SUPPLY

     Southwest is responsible to acquire (purchase) and arrange delivery of (transport) natural gas to its system for all sales customers. Southwest believes that natural gas supplies and pipeline capacity for transportation will remain plentiful and readily available.

     The primary objective of Southwest with respect to gas supply is to ensure that adequate, as well as economical, supplies of natural gas are available from reliable sources. Gas is acquired from a wide variety of sources, including suppliers on the spot market and those who provide firm supplies over short-term and longer-term durations. During 1997, Southwest acquired gas supplies from over 70 suppliers. This practice provides security against nonperformance by any one supplier.

     Balancing firm supply assurances against the associated costs dictates a continually changing natural gas purchasing mix within the supply portfolios. The current purchasing strategy of Southwest primarily involves competitively-bid firm volumetric contracts with variable or index-based pricing. This strategy allows Southwest to acquire gas at current market prices but can result in price volatility. In managing its gas supply portfolio, Southwest does not currently utilize derivative financial instruments, but may do so in the future to hedge against possible price increases and help mitigate the regulatory risk of gas cost disallowance during periods of rising prices. Any such change would be undertaken only with regulatory commission authorization.

     Natural gas prices have historically demonstrated seasonal volatility with higher prices in the heating season and lower prices during the summer or off-peak consumption period. The latter part of 1996 and early 1997 witnessed particularly steep price increases, whereas the most recent winter period experienced more typical seasonal price volatility. See additional discussion regarding the effect of changing natural gas prices included in the Capital Resources and Liquidity section of MD&A, which is included in the 1997 Annual Report to Shareholders.

     Gas supplies for the Southwest southern system (Arizona, southern Nevada, and southern California properties) are primarily obtained from producing regions in New Mexico (San Juan basin), Texas (Permian basin), and Rocky Mountain areas. For its northern system (northern Nevada and northern California properties), Southwest primarily obtains gas from Rocky Mountain producing areas and from Canada.

     Southwest arranges for transportation of gas to its Arizona, Nevada, and California service territories through the pipeline systems of El Paso, Kern River, Northwest Pipeline Corporation, and Southern California Gas Company. Supply and pipeline capacity availability on both short- and long-term bases are continually monitored by Southwest to ensure the continued reliability of service to its customers. Southwest currently receives firm transportation service, both on a short- and long-term basis, for all of its service territories on the four pipeline systems noted above, and has interruptible contracts in place that allow additional capacity to be acquired as needed.

     The current level of contracted firm interstate capacity is sufficient to serve each of the service territories. As the need arises to acquire additional capacity on one of the interstate pipeline transmission systems, primarily due to customer growth, Southwest considers available options to obtain the capacity, either through the use of firm contracts with a pipeline company or by purchasing capacity on the open market. While firm contracts provide stability and guaranteed rights to capacity, they are generally a more expensive alternative.

     Southwest continues to evaluate natural gas storage as an option to enable it to take advantage of seasonal price differentials in obtaining natural gas from a variety of sources to meet the growing demand of its customers.

ENVIRONMENTAL MATTERS

     Federal, state, and local laws and regulations governing the discharge of materials into the environment have had little direct impact upon Southwest. Environmental efforts, with respect to matters such as protection of endangered species and archeological finds, have increased the complexity and time required to obtain pipeline rights-of-way and construction permits. However, increased environmental legislation and regulation are also beneficial to the natural gas industry. Because natural gas is one of the most environmentally safe fossil fuels currently available, its use helps energy users to comply with stricter environmental standards.

EMPLOYEES

     At December 31, 1997, the natural gas operations segment had 2,447 regular full-time equivalent employees. Southwest believes it has a good relationship with its employees. No employees are represented by a union.

     Reference is hereby made to Item 10 in Part III of this report on Form 10-K for information relative to the executive officers of the Company.

                             CONSTRUCTION SERVICES

     Northern Pipeline Construction Co. (Northern or the construction services segment) is a full-service underground piping contractor which provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems. Northern contracts primarily with LDCs to install, repair, and maintain energy distribution systems from the town border station to the end-user meter. The primary focus of business operations is main and service replacement as well as new business installations. Construction work varies from relatively small projects to the piping of entire communities. Construction activity is seasonal. Peak construction periods are the summer and fall months in colder climate areas, such as the Midwest. In the warmer climate areas, such as the southwestern United States, construction continues year round.

     Northern business activities are often concentrated in utility service territories where existing gas lines are scheduled for replacement. An LDC will typically contract with Northern to provide pipe replacement services and new line installations. Contract terms generally specify unit price or fixed-price arrangements. Unit price contracts establish prices for all of the various services to be performed during the contract period. These contracts often have annual pricing reviews. During 1997, more than 96 percent of revenue was earned under unit price contracts. As of December 31, 1997 no significant backlog exists with respect to outstanding construction contracts.

     Competition within the industry is limited to several regional competitors in what can be characterized as a largely fragmented industry. Northern currently operates in approximately 15 major markets nationwide. Its customers are the primary LDCs in those markets. Construction companies typically depend on a few customers for their business. During 1997, Southwest accounted for 31 percent of Northern revenues. No other customers contributed more than 10 percent of revenues.

     Employment fluctuates between seasonal construction periods, which are normally heaviest in the summer and fall months. At December 31, 1997, Northern had 862 regular full-time equivalent employees.

Employment peaked in August 1997 when there were 1,508 employees. The majority of the employees are represented by collective bargaining agreements which is typical of the utility construction industry.

     Operations are conducted from 17 field locations with corporate headquarters located in Phoenix, Arizona. All buildings are leased from third parties. The lease terms are typically two to three years. Field location facilities consist of a small building for repairs and acreage to store equipment.

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

ITEM 2. PROPERTIES

     The plant investment of Southwest consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators which comprise the pipeline systems and facilities located in and around the communities served. Southwest also includes other properties such as land, buildings, furnishings, work equipment, and vehicles in plant investment. The northern Nevada and northern California properties of Southwest are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Several properties are leased by Southwest, including an LNG storage plant on its northern Nevada system and a portion of the corporate headquarters office complex located in Las Vegas, Nevada. Total gas plant, exclusive of leased property, at December 31, 1997, was $1.9 billion, including construction work in progress. It is the opinion of management that the properties of Southwest are suitable and adequate for its purposes.

     Substantially all gas main and service lines of Southwest are constructed across property owned by others under right-of-way grants obtained from the record owners thereof, on the streets and grounds of municipalities under authority conferred by franchises or otherwise, or on public highways or public lands under authority of various federal and state statutes. None of the numerous county and municipal franchises are exclusive, and some are of limited duration. These franchises are renewed regularly as they expire, and Southwest anticipates no serious difficulties in obtaining future renewals.

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

     Southwest operates two primary pipeline transmission systems: (i) a system owned by Paiute, a wholly owned subsidiary, extending from the Idaho-Nevada border to the Reno, Sparks, and Carson City areas and communities in the Lake Tahoe area in both California and Nevada and other communities in northern and western Nevada; and (ii) a system extending from the Colorado River at the southern tip of Nevada to the Las Vegas distribution area.

     The map below shows the locations of Southwest's major facilities and major transmission lines, and principal communities to which Southwest supplies gas either as a wholesaler or distributor. The map also shows major supplier transmission lines that are interconnected with Southwest's systems.

                                     [MAP]

     [DESCRIPTION: Map of Arizona, Nevada, and California indicating the location of Southwest service areas. Service areas in Arizona include most of the central and southern areas of the state including Phoenix, Tucson, Yuma, and surrounding communities. Service areas in northern Nevada include Carson City, Yerington, Fallon, Lovelock, Winnemucca, and Elko. Service areas in southern Nevada include the Las Vegas valley (including Henderson and Boulder City) and Laughlin. Service areas in southern California include Barstow, Big Bear, Needles, and Victorville. Service areas in northern California include the north shore of Lake Tahoe and portions of Truckee. Companies providing gas transportation services for the Company are indicated by showing the location of their pipelines. Major transporters include El Paso Natural Gas Company, Kern River Gas Transmission Company, Northwest Pipeline Corporation, and Southern California Gas Company. The location of the Paiute Pipeline Company transmission corporation, and Southern California Gas Company. The location of the Paiute Pipeline Company transmission pipeline (extending from the Idaho/Nevada border to the Reno/Tahoe area) and Southwest's pipeline (extending from Laughlin/Bullhead City to the Las Vegas valley) are indicated. The LNG facility is located near Lovelock, Nevada.]

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal markets on which the common stock of the Company is traded are the New York Stock Exchange and the Pacific Stock Exchange. At March 16, 1998, there were 25,723 holders of record of common stock, and the market price of the common stock was $20.25. The quarterly market price of and dividends on Company common stock required by this item are included in the 1997 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     Information required by this item is included in the 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is included in the 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of Southwest Gas Corporation and Notes thereto, together with the report of Arthur Andersen LLP, Independent Public Accountants, are included in the 1997 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors. Information with respect to Directors is set forth under the heading "Election of Directors" in the definitive Proxy Statement dated March 31, 1998 which by this reference is incorporated herein.

     (b) Identification of Executive Officers. The name, age, position and period position held during the last five years for each of the Executive Officers of the Company are as follows:

                                                                                  PERIOD POSITION
       NAME          AGE                         POSITION                              HELD
       ----          ---                         --------                         ---------------
Michael O. Maffie    50     President and Chief Executive Officer                 1993-Present
George C. Biehl      50     Senior Vice President/Chief Financial Officer and     1996-Present
                            Corporate Secretary
                            Senior Vice President and Chief Financial Officer     1993-1996
James P. Kane        51     Senior Vice President/Operations                      1997-Present
                            Vice President/Southern Arizona Division              1993-1997
James F. Lowman      51     Senior Vice President/Central Arizona Division        1993-Present
Dudley J. Sondeno    45     Senior Vice President/Chief Knowledge and             1993-Present
                            Technology Officer
Edward S. Zub        49     Senior Vice President/Regulation and Product          1996-Present
                            Pricing
                            Vice President/Rates & Regulation                     1993-1996

     (c) Identification of Certain Significant Employees. None.

     (d) Family Relationships. None of the Directors or Executive Officers are related to any other either by blood, marriage or adoption.

     (e) Business Experience. Information with respect to Directors is set forth under the heading "Election of Directors" in the definitive Proxy Statement dated March 31, 1998, which by this reference is incorporated herein. All Executive Officers have held responsible positions with the Company for at least five years as described in (b) above.

     (f) Involvement in Certain Legal Proceedings. None.

     (g) Promoters and Control Persons. None.

     Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC) and the New York Stock Exchange. Officers, directors, and beneficial owners of more than ten percent of any class of equity securities are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     The Company has adopted procedures to assist its directors and executive officers in complying with Section 16(a) of the Securities and Exchange Act of 1934, as amended, which includes assisting in the preparation of forms for filing. For 1997, all the required reports were filed timely. However, the Form 5 for Edward S. Zub identifies 105 shares of common stock held by his spouse that were omitted from his Form 3 filing in September 1996.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation is set forth under the heading "Executive Compensation and Benefits" in the definitive Proxy Statement dated March 31, 1998, which by this reference is incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners is set forth under the heading "Securities Ownership by Nominees and Executive Officers" in the definitive Proxy Statement dated March 31, 1998, which by this reference is incorporated herein.

     (b) Security Ownership of Management. Information with respect to security ownership of management is set forth under the heading "Securities Ownership by Nominees and Executive Officers" in the definitive Proxy Statement dated March 31, 1998, which by this reference is incorporated herein.

     (c) Changes in Control. None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is set forth under the heading "Certain Relationships and Related Transactions" in the definitive Proxy Statement dated March 31, 1998, which by this reference is incorporated herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report on Form 10-K:

        (1) The Consolidated Financial Statements of the Company (including the Report of Independent Public Accountants)

                Report of Independent Public Accountants....................   33
                Consolidated Balance Sheets.................................   34
                Consolidated Statements of Income...........................   35
                Consolidated Statements of Cash Flows.......................   36
                Consolidated Statements of Stockholders' Equity.............   37
                Notes to Consolidated Financial Statements..................   38

        (2) All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

        (3) See List of exhibits.

     (b) Reports on Form 8-K.

        The Company filed a Form 8-K, dated February 10, 1998, reporting summary financial information for the year ended December 31, 1997.

     (c) See List of exhibits.

                                LIST OF EXHIBITS

 EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT
---------                      -----------------------
 2.01(20)    Agreement between Southwest Gas Corporation, The Southwest
             Companies and PriMerit Bank, Federal Savings Bank, as
             sellers and Norwest Corporation as buyer, dated April 10,
             1996, regarding sale of assets and liabilities of PriMerit
             Bank.
 3(i)(26)    Restated Articles of Incorporation, as amended.
 3(ii)       Amended Bylaws of Southwest Gas Corporation.
 4.01(1)     Indenture between the Company and Bank of America National
             Trust and Savings Association, as successor by merger to
             Security Pacific National Bank, as Trustee, dated August 1,
             1986, with respect to 9% Series A and Series B and 8 3/4%
             Series C Debentures.
 4.02(6)     First Supplemental Indenture of the Company to Bank of
             America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Trustee,
             dated as of October 1, 1986, supplementing and amending the
             Indenture dated as of August 1, 1986, with respect to 9%
             Debentures, Series A, due 2011.
 4.03(6)     Second Supplemental Indenture of the Company to Bank of
             America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Trustee,
             dated as of November 1, 1986, supplementing and amending the
             Indenture dated as of August 1, 1986, with respect to 9%
             Debentures, Series B, due 2011.
 4.04(7)     Third Supplemental Indenture of the Company to Bank of
             America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Trustee,
             dated as of December 1, 1986, supplementing and amending the
             Indenture dated as of August 1, 1986, with respect to 8 3/4%
             Debentures, Series C, due 2011.
 4.05(7)     Fourth Supplemental Indenture of the Company to Bank of
             America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Trustee,
             dated as of February 1, 1987, supplementing and amending the
             Indenture dated as of August 1, 1986, with respect to 10%
             Debentures, Series D, due 2017.
 4.06(8)     Fifth Supplemental Indenture of the Company to Bank of
             America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Trustee,
             dated as of August 1, 1988, supplementing and amending the
             Indenture dated as of August 1, 1986, with respect to 10%
             Debentures, Series E, due 2013.
 4.07(9)     Sixth Supplemental Indenture of the Company to Bank of
             America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Trustee,
             dated as of June 16, 1992, supplementing and amending the
             Indenture dated as of August 1, 1986, with respect to 9 3/4%
             Debentures, Series F, due 2002.
 4.08(10)    Indenture between Clark County, Nevada, and Bank of America
             Nevada as Trustee, dated September 1, 1992, with respect to the issuance of $130,000,000 Industrial Development Revenue
             Bonds (Southwest Gas Corporation), $30,000,000 1992 Series
             A, due 2027, and $100,000,000 1992 Series B, due 2032.
 4.09(11)    Indenture between Clark County, Nevada, and Harris Trust and
             Savings Bank as Trustee, dated December 1, 1993, with
             respect to the issuance of $75,000,000 Industrial
             Development Revenue Bonds (Southwest Gas Corporation), 1993
             Series A, due 2033.
 4.10(11)    Indenture between City of Big Bear Lake, California, and
             Harris Trust and Savings Bank as Trustee, dated December 1,
             1993, with respect to the issuance of $50,000,000 Industrial
             Development Revenue Bonds (Southwest Gas Corporation
             Project), 1993 Series A, due 2028.
 4.11(21)    Indenture between the Company and Harris Trust and Savings
             Bank dated July 15, 1996, with respect to Debt Securities.

 EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT
---------                      -----------------------
 4.12(22)    First Supplement Indenture of the Company to Harris Trust
             and Savings Bank dated August 1, 1996, supplementing and
             amending the Indenture dated as of July 15, 1996, with
             respect to 7 1/2% and 8% Debentures, due 2006 and 2026,
             respectively.
 4.13(24)    Second Supplemental Indenture of the Company to Harris Trust
             and Savings Bank dated December 30, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with
             respect to Medium-Term Notes.
 4.14(3)     Certificate of Trust of Southwest Gas Capital I.
 4.15(15)    Amended and Restated Declaration of Trust of Southwest Gas
             Capital I.
 4.16(15)    Form of Preferred Security (attached as Annex I to Exhibit A to the Amended and Restated Declaration of Trust of
             Southwest Gas Capital I included as Exhibit 4.15 hereto).
 4.17(4)     Form of Guarantee with respect to Preferred Securities.
 4.18(14)    Southwest Gas Capital I Preferred Securities Guarantee by
             the Company and Harris Trust and Savings Bank, dated as of
             October 31, 1995.
 4.19(14)    Form of Subordinated Debt Security (included in the First
             Supplemental Indenture included as Exhibit 4.20 hereto).
 4.20(14)    Subordinated Debt Securities Indenture between the Company and Harris Trust and Savings Bank, dated as of October 31,
             1995.
 4.21(14)    First Supplemental Indenture between the Company and Harris
             Trust and Savings Bank, dated as of October 31, 1995,
             supplementing and amending the Indenture dated as of October
             31, 1995, with respect to the 9.125% Subordinated Debt
             Securities.
 4.22(2)     Form of Deposit Agreement.
 4.23(2)     Form of Depositary Receipt (attached as Exhibit A to Deposit
             Agreement included as Exhibit 4.22 hereto).
 4.24(17)    Rights Agreement between the Company and Harris Trust
             Company, as Rights Agent, dated as of March 5, 1996.
 4.25        The Company hereby agrees to furnish to the SEC, upon
             request, a copy of any instruments defining the rights of
             holders of long-term debt issued by Southwest Gas
             Corporation or its subsidiaries.
 9.01        Not applicable.
10.01(5)     Participation Agreement among the Company and General
             Electric Credit Corporation, Prudential Insurance Company of
             America, Aetna Life Insurance Company, Merrill Lynch
             Interfunding, Bank of America through purchase of Valley
             Bank of Nevada, Bankers Trust Company and First Interstate
             Bank of Nevada, dated as of July 1, 1982.
10.02(23)    Amended and Restated Lease Agreement between the Company and
             Spring Mountain Road Associates, dated as of July 1, 1996.
10.03(11)    Financing Agreement between the Company and Clark County,
             Nevada, dated September 1, 1992.
10.04(11)    Financing Agreement between the Company and Clark County,
             Nevada, dated as of December 1, 1993.
10.05(11)    Project Agreement between the Company and City of Big Bear
             Lake, California, dated as of December 1, 1993.
10.06(12)    Southwest Gas Corporation Executive Deferral Plan, amended and restated May 10, 1994.
10.07(19)    Southwest Gas Corporation Directors Deferral Plan, together with first amendment dated March 5, 1996.

 EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT
---------                      -----------------------
10.08(11)    Southwest Gas Corporation Board of Directors Retirement
             Plan, amended and restated effective October 1, 1993.
10.09        Southwest Gas Corporation Management Incentive Plan, amended and restated January 1, 1995.
10.10(12)    Southwest Gas Corporation Supplemental Retirement Plan,
             amended and restated as of May 10, 1994.
10.11(25)    Form of Employment Agreement with Company officers.
10.12(13)    $200 million Credit Agreement between the Company, Union
             Bank of Switzerland, et al., dated as of January 27, 1995.
10.13(16)    Merger Agreement among the Company and Northern Pipeline
             Construction Co., dated as of November 13, 1995.
10.14(18)    Southwest Gas Corporation 1996 Stock Incentive Plan.
10.15(27)    $350 million Revolving Credit Agreement among the Company,
             Union Bank of Switzerland, et al., dated as of June 12,
             1997.
11.01        Not applicable.
12.01        Computation of Ratios of Earnings to Fixed Charges and
             Ratios of Earnings to Combined Fixed Charges and Preferred
             Stock Dividends of the Company.
13.01        Portions of 1997 Annual Report incorporated by reference to the Form 10-K.
16.01        Not applicable.
18.01        Not applicable.
21.01        List of subsidiaries of Southwest Gas Corporation.
22.01        Not applicable.
23.01        Consent of Arthur Andersen LLP, Independent Public
             Accountants.
24.01        Not applicable.
27.01        Financial Data Schedule (filed electronically only).
28.01        Not applicable.

---------------

 (1) Incorporated herein by reference to the Registration Statement on Form S-3, No. 33-7931.

 (2) Incorporated herein by reference to the Registration Statement on Form S-3, No. 33-55621.

 (3) Incorporated herein by reference to the Registration Statement on Form S-3, No. 33-62143.

 (4) Incorporated herein by reference to the Amendment No. 1 to Registration Statement on Form S-3, No. 33-62143.

 (5) Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1982.

 (6) Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1986.

 (7) Incorporated herein by reference to the report on Form 10-Q for the quarter ended March 31, 1987.

 (8) Incorporated herein by reference to the report on Form 8-K dated August 23, 1988.

 (9) Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 1992.

(10) Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 1992.

(11) Incorporated herein by reference to the Company's report on Form 10-K for the year ended December 31, 1993.

(12) Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 1994.

(13) Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1994.

(14) Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 1995.

(15) Incorporated herein by reference to the report on Form 8-K dated October 26, 1995.

(16) Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1995.

(17) Incorporated herein by reference to the report on Form 8-K dated March 5, 1996.

(18) Incorporated herein by reference to the Proxy Statement dated May 30, 1996.

(19) Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 1996.

(20) Incorporated herein by reference to the report on Form 8-K dated July 19, 1996.

(21) Incorporated herein by reference to the report on Form 8-K dated July 26, 1996.

(22) Incorporated herein by reference to the report on Form 8-K dated July 31, 1996.

(23) Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 1996.

(24) Incorporated herein by reference to the report on Form 8-K dated December 30, 1996.

(25) Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1996.

(26) Incorporated herein by reference to the report on Form 10-Q for the quarter ended March 31, 1997.

(27) Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOUTHWEST GAS CORPORATION

Date: March 25, 1998                      By      /s/ MICHAEL O. MAFFIE
                                            ------------------------------------
                                                     Michael O. Maffie,
                                               President and Chief Executive
                                                           Officer

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

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----
                 /s/ GEORGE C. BIEHL                         Senior Vice President,        March 25, 1998
-----------------------------------------------------     Chief Financial Officer and
                  (George C. Biehl)                           Corporate Secretary

                 /s/ EDWARD A. JANOV                     Vice President, Controller and    March 25, 1998
-----------------------------------------------------       Chief Accounting Officer
                  (Edward A. Janov)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----
                                                                    Director
-----------------------------------------------------
                (Ralph C. Batastini)

                 /s/ GEORGE C. BIEHL                         Director, Senior Vice         March 25, 1998
-----------------------------------------------------      President, Chief Financial
                  (George C. Biehl)                          Officer and Corporate
                                                                   Secretary

                /s/ MANUEL J. CORTEZ                                Director               March 25, 1998
-----------------------------------------------------
                 (Manuel J. Cortez)

                  /s/ LLOYD T. DYER                                 Director               March 25, 1998
-----------------------------------------------------
                   (Lloyd T. Dyer)

                /s/ THOMAS Y. HARTLEY                       Chairman of the Board of       March 25, 1998
-----------------------------------------------------              Directors
                 (Thomas Y. Hartley)

                /s/ MICHAEL B. JAGER                                Director               March 25, 1998
-----------------------------------------------------
                 (Michael B. Jager)

                 /s/ LEONARD R. JUDD                                Director               March 25, 1998
-----------------------------------------------------
                  (Leonard R. Judd)

                 /s/ JAMES J. KROPID                                Director               March 25, 1998
-----------------------------------------------------
                  (James J. Kropid)

               /s/ JAMES R. LINCICOME                               Director               March 25, 1998
-----------------------------------------------------
                (James R. Lincicome)

                /s/ MICHAEL O. MAFFIE                    Director, President and Chief     March 25, 1998
-----------------------------------------------------          Executive Officer
                 (Michael O. Maffie)

                /s/ CAROLYN M. SPARKS                               Director               March 25, 1998
-----------------------------------------------------
                 (Carolyn M. Sparks)

                 /s/ ROBERT S. SUNDT                                Director               March 25, 1998
-----------------------------------------------------
                  (Robert S. Sundt)

               /s/ TERRANCE L. WRIGHT                               Director               March 25, 1998
-----------------------------------------------------
                (Terrance L. Wright)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
  3(ii)    Amended Bylaws of Southwest Gas Corporation
 10.09     Southwest Gas Corporation Management Incentive Plan, amended and restated January 1, 1995
 12.01     Computation of Ratios of Earnings to Fixed Charges and
           Ratios of Earnings to Combined Fixed Charges and Preferred
           Stock Dividends of the Company
 13.01     Portions of 1997 Annual Report incorporated by reference to
           Form 10-K
 21.01     List of Subsidiaries of Southwest Gas Corporation
 23.01     Consent of Arthur Andersen LLP, Independent Public
           Accountants
 27.01     Financial Data Schedule (filed electronically only)