Form 10-Q
period 1998-03-31
SOUTHWEST GAS CORP
filed 1998-05-06
CIK 92416

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998


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

Common Stock, $1 Par Value, 27,542,320 shares as of April 16, 1998

===============================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars, except par value)

                                                                       MARCH 31,        DECEMBER 31,
                                                                         1998               1997
                                               ASSETS               -------------      -------------
                                                                      (Unaudited)
Utility plant:
  Gas plant                                                         $   1,903,485      $   1,867,824
  Less:  accumulated depreciation                                        (567,607)          (551,083)
  Acquisition adjustments                                                   4,165              4,259
  Construction work in progress                                            37,325             39,294
                                                                    -------------      -------------
   Net utility plant                                                    1,377,368          1,360,294
                                                                    -------------      -------------
Other property and investments                                             67,585             64,928
                                                                    -------------      -------------
Current assets:
  Cash and cash equivalents                                                17,850             17,567
  Accounts receivable, net of allowances                                   78,873             78,016
  Accrued utility revenue                                                  33,500             54,373
  Income tax benefit                                                           --             19,425
  Deferred purchased gas costs                                             86,351             86,952
  Prepaids and other current assets                                        28,968             32,211
                                                                    -------------      -------------
   Total current assets                                                   245,542            288,544
                                                                    -------------      -------------
Deferred charges and other assets                                          54,842             55,293
                                                                    -------------      -------------
Total assets                                                        $   1,745,337      $   1,769,059
                                                                    =============      =============

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, $1 par (authorized - 45,000,000 shares; issued
   and outstanding - 27,521,170 and 27,387,016 shares)              $      29,151      $      29,017
  Additional paid-in capital                                              362,891            360,683
  Retained earnings (accumulated deficit)                                  26,581             (3,721)
                                                                    -------------      -------------
   Total common equity                                                    418,623            385,979
  Redeemable preferred securities of Southwest Gas Capital I               60,000             60,000
  Long-term debt, less current maturities                                 778,485            778,693
                                                                    -------------      -------------
   Total capitalization                                                 1,257,108          1,224,672
                                                                    -------------      -------------
Current liabilities:
  Current maturities of long-term debt                                      5,215              5,621
  Short-term debt                                                          78,000            142,000
  Accounts payable                                                         57,503             62,324
  Customer deposits                                                        22,496             21,945
  Accrued taxes                                                            31,233             21,125
  Accrued interest                                                         13,676             13,007
  Deferred taxes                                                           25,715             24,163
  Other current liabilities                                                31,809             34,222
                                                                    -------------      -------------
   Total current liabilities                                              265,647            324,407
Deferred income taxes and other credits:                            -------------      -------------
  Deferred income taxes and investment tax credits                        170,156            168,282
  Other deferred credits                                                   52,426             51,698
                                                                    -------------      -------------
   Total deferred income taxes and other credits                          222,582            219,980
                                                                    -------------      -------------
Total capitalization and liabilities                                $   1,745,337      $   1,769,059
                                                                    =============      =============

                     The accompanying notes are an integral part of these statements.

                                       2


                                  SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF INCOME
                                   (In thousands, except per share amounts)
                                             (Unaudited)

                                                      THREE MONTHS ENDED        TWELVE MONTHS ENDED
                                                           MARCH 31,                  MARCH 31,
                                                  ------------------------    ------------------------
                                                     1998          1997          1998          1997
                                                  ----------    ----------    ----------    ----------
Operating revenues:
  Gas operating revenues                          $  274,363    $  211,564    $  677,464    $  569,573
  Construction revenues                               18,238        23,667       111,916       121,367
                                                  ----------    ----------    ----------    ----------
   Total operating revenues                          292,601       235,231       789,380       690,940
                                                  ----------    ----------    ----------    ----------
Operating expenses:
  Net cost of gas sold                               120,987        84,599       245,726       193,710
  Operations and maintenance                          50,850        48,448       203,561       199,601
  Depreciation and amortization                       21,384        20,631        85,414        77,791
  Taxes other than income taxes                        7,972         7,654        29,711        28,216
  Construction expenses                               15,906        22,384        98,720       107,073
                                                  ----------    ----------    ----------    ----------
   Total operating expenses                          217,099       183,716       663,132       606,391
                                                  ----------    ----------    ----------    ----------
Operating income                                      75,502        51,515       126,248        84,549
                                                  ----------    ----------    ----------    ----------
Other income and (expenses):
  Net interest deductions                            (16,280)      (14,632)      (64,866)      (56,592)
  Preferred securities distributions                  (1,369)       (1,369)       (5,475)       (5,475)
  Other income (deductions), net                         602          (371)      (11,267)       (1,187)
                                                  ----------    ----------    ----------    ----------
   Total other income and (expenses)                 (17,047)      (16,372)      (81,608)      (63,254)
                                                  ----------    ----------    ----------    ----------
Income before income taxes                            58,455        35,143        44,640        21,295
Income tax expense                                    22,502        13,575        13,786         8,012
                                                  ----------    ----------    ----------    ----------
Net income                                        $   35,953    $   21,568    $   30,854    $   13,283
                                                  ==========    ==========    ==========    ==========

Basic earnings per share                          $     1.31    $     0.80    $     1.13    $     0.50
                                                  ==========    ==========    ==========    ==========
Diluted earnings per share                        $     1.30    $     0.80    $     1.13    $     0.50
                                                  ==========    ==========    ==========    ==========
Dividends paid per share                          $    0.205    $    0.205    $     0.82    $     0.82
                                                  ==========    ==========    ==========    ==========

Average number of common shares outstanding           27,447        26,816        27,225        26,437
Average shares outstanding (assuming dilution)        27,605        26,939        27,358        26,527

                     The accompanying notes are an integral part of these statements.

                                       3

                                  SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Thousands of dollars)
                                                  (Unaudited)

                                                              THREE MONTHS ENDED         TWELVE MONTHS ENDED
                                                                   MARCH 31,                   MARCH 31,
                                                           ------------------------    ------------------------
                                                              1998          1997          1998          1997
                                                           ----------    ----------    ----------    ----------

CASH FLOW FROM OPERATING ACTIVITIES:
 Net income                                                $   35,953    $   21,568    $   30,854    $   13,283
 Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                               21,384        20,631        85,414        77,791
   Deferred income taxes                                        3,426        26,919        23,983        43,154
   Changes in current assets and liabilities:
     Accounts receivable, net of allowances                      (857)       (2,576)       (6,194)      (15,202)
     Accrued utility revenue                                   20,873        18,230        (5,230)         (199)
     Deferred purchased gas costs                                 601       (69,548)      (26,235)      (95,016)
     Accounts payable                                          (4,821)       (6,422)       13,974        (8,888)
     Accrued taxes                                             29,533         1,860        19,396       (34,029)
     Other current assets and liabilities                       2,438         1,523         2,919        11,144
   Other                                                           32           379        13,542         7,609
                                                           ----------    ----------    ----------    ----------
   Net cash provided by (used in) operating activities        108,562        12,564       152,423          (353)
                                                           ----------    ----------    ----------    ----------
CASH FLOW FROM INVESTING ACTIVITIES:
 Construction expenditures and property additions             (37,212)      (39,746)     (167,080)     (219,807)
 Proceeds from bank sale                                           --            --           --        191,662
 Other                                                         (3,310)       (1,314)       (3,304)      (23,321)
                                                           ----------    ----------    ----------    ----------
   Net cash used in investing activities                      (40,522)      (41,060)     (170,384)      (51,466)
                                                           ----------    ----------    ----------    ----------

CASH FLOW FROM FINANCING ACTIVITIES:
 Issuance of common stock                                       2,342         3,150        11,397        16,906
 Dividends paid                                                (5,623)       (5,491)      (22,309)      (21,758)
 Issuance of long-term debt, net                                1,300        67,059        54,562       226,949
 Retirement of long-term debt, net                             (1,776)       (1,915)       (7,426)     (250,319)
 Issuance (repayment) of short-term debt                      (64,000)      (35,000)       (8,000)       83,058
 Other                                                             --            --            --        (1,362)
                                                           ----------    ----------    ----------    ----------
   Net cash provided by (used in) financing activities        (67,757)       27,803        28,224        53,474
                                                           ----------    ----------    ----------    ----------

 Change in cash and temporary cash investments                    283          (693)       10,263         1,655
 Cash at beginning of period                                   17,567         8,280         7,587         5,932
                                                           ----------    ----------    ----------    ----------

 Cash at end of period                                     $   17,850    $    7,587    $   17,850    $    7,587
                                                           ==========    ==========    ==========    ==========

 Supplemental information:
 Interest paid, net of amounts capitalized                 $   15,291    $   15,466    $   58,596    $   59,185
 Income taxes, net of refunds                              $     (599)   $       86    $  (34,640)   $   18,768

                        The accompanying notes are an integral part of these statements.

                                       4

Note 1 - Summary of Significant Accounting Policies

  Nature of Operations. Southwest Gas Corporation (the Company) is comprised of two segments: natural gas operations (Southwest or the natural gas operations segment) and construction services. Southwest purchases, transports, and distributes natural gas to customers in portions of Arizona, Nevada, and California. Southwest's public utility rates, practices, facilities, and service territories are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas sales are seasonal, peaking during the winter months. Variability in weather from normal temperatures can materially impact results of operations. Northern Pipeline Construction Co. (Northern or the construction services segment), a wholly owned subsidiary, is a full-service underground piping contractor which provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.

  Basis of Presentation. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report to Shareholders, which is incorporated by reference into the Form 10-K.

  Intercompany Transactions. The construction services segment recognizes revenues generated from contracts with Southwest (see Note 2 below). Accounts receivable for these services were $4 million at March 31, 1998 and $3.6 million at December 31, 1997. The accounts receivable balance, revenues, and associated profits are included in the consolidated financial statements of the Company and were not eliminated during consolidation. Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," provides that intercompany profits on sales to regulated affiliates should not be eliminated in consolidation if the sales price is reasonable and if future revenues approximately equal to the sales price will result from the rate-making process. Management believes these two criteria are being met.

Note 2 - Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment income/loss (thousands of dollars):

                                        Natural Gas     Construction
                                         Operations       Services        Total
                                        -----------     ------------    ----------
Quarter ended March 31, 1998
Revenues from external customers        $  274,363      $    9,131      $  283,494
Intersegment revenues                           --           9,107           9,107
                                        ----------      ----------      ----------
     Total                              $  274,363      $   18,238      $  292,601
                                        ==========      ==========      ==========
Segment income                          $   35,657      $      296      $   35,953
                                        ==========      ==========      ==========

Quarter ended March 31, 1997
Revenues from external customers        $  211,564      $   14,316      $  225,880
Intersegment revenues                           --           9,351           9,351
                                        ----------      ----------      ----------
     Total                              $  211,564      $   23,667      $  235,231
                                        ==========      ==========      ==========
Segment income (loss)                   $   22,536      $     (968)     $   21,568
                                        ==========      ==========      ==========

                                       5

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

Southwest purchases, transports, and distributes natural gas to approximately 1,165,000 residential, commercial, industrial and other customers, of which 57 percent are located in Arizona, 33 percent are in Nevada, and 10 percent are in California. During the twelve months ended March 31, 1998, Southwest earned 56 percent of operating margin in Arizona, 34 percent in Nevada, and 10 percent in California. During this same period, Southwest earned 84 percent of operating margin from residential and small commercial customers, 4 percent from other sales customers, and 12 percent from transportation customers. These patterns are consistent with prior years and are expected to continue.

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

Southwest continues to experience significant population growth throughout its service territories. This growth has required large amounts of capital to finance the investment in infrastructure, in the form of new transmission and distribution plant, to satisfy consumer demand. For the twelve months ended March 31, 1998, natural gas construction expenditures totaled $164 million. Approximately 77 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant. Cash flows from operating activities (net of dividends) provided $115 million of the required capital resources pertaining to these construction expenditures. The remainder was provided from net external financing activities.

Southwest estimates construction expenditures during the three-year period ending December 31, 2000 will be approximately $510 million. During the three-year period, cash flow from operating activities (net of dividends) is estimated to fund approximately one-half of the gas operations total construction expenditures. A portion of the construction expenditure funding will be provided by $26 million of funds held in trust, at December 31, 1997, from the issuance of industrial development revenue bonds (IDRB). The remaining cash requirements are expected to be provided by external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, and growth factors in Southwest service areas. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing. Differences between estimated and actual results are expected to occur. Actual events, and the timing of those events, frequently do not occur as expected, and can impact, favorably or unfavorably, anticipated cash flows.

Forward-Looking Statements

This report contains statements which constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, developments in the legislative, regulatory and competitive environment, gas industry restructuring, and weather.

Results of Consolidated Operations

Quarterly Analysis
                                      Contribution to Net Income
                                     Three Months Ended March 31,
                                    ------------------------------
                                        (Thousands of dollars)
                                        1998                1997
                                    ----------          ----------
Natural gas operations              $   35,657          $   22,536
Construction services                      296                (968)
                                    ----------          ----------
Net income                          $   35,953          $   21,568
                                    ==========          ==========

Net income for the first quarter of 1998 was a record $36 million or $1.31 per share. This was a $0.51 increase from per share earnings of $0.80 recorded during the corresponding quarter of the prior year. Earnings contributed from natural gas operations increased $0.46 per share. See separate discussion at Results of Natural Gas Operations for changes as they relate to gas operations. Construction services contributed per share earnings of $0.01 during the current quarter, a $0.05 per share improvement over the corresponding quarter of the prior year. The increase primarily resulted from better-than-expected weather conditions in several cold-climate operating areas which allowed construction activities to begin earlier than anticipated.

Twelve-Month Analysis
                                      Contribution to Net Income
                                     Twelve Months Ended March 31,
                                     ----------------------------
                                        (Thousands of dollars)
                                        1998              1997
                                     ----------        ----------
Natural gas operations               $   28,946        $   11,596
Construction services                     1,908             1,687
                                     ----------        ----------
Net income                           $   30,854        $   13,283
                                     ==========        ==========

Earnings per share for the twelve months ended March 31, 1998 were $1.13, a $0.63 increase from per share earnings of $0.50 recorded during the prior twelve-month period. Earnings contributed from natural gas operations increased $0.62 per share. See separate discussion at Results of Natural Gas Operations for changes as they relate to gas operations. Construction services activities contributed per share earnings of $0.07, a $0.01 per share improvement over the prior twelve-month period. The improvement is attributed to the commencement of construction activities in several cold-climate operating areas earlier than expected resulting from favorable winter weather conditions during the first quarter of 1998. This increase was partially offset by a decline in revenues resulting from project cancellations and curtailments during the second and third quarters of 1997.

The following table sets forth the ratios of earnings to fixed charges for the
Company:

                                       For the Twelve Months Ended
                                       ---------------------------
                                       March 31,       December 31,
                                         1998              1997
                                       ---------       -----------

Ratios of earnings to fixed charges       1.57             1.28

For the purposes of computing the ratios of earnings to fixed charges, earnings are defined as the sum of pretax income from continuing operations plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), preferred securities distributions, and amortized debt costs.

Results of Natural Gas Operations

Quarterly Analysis
                                                       Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                     (Thousands of dollars)
                                                      1998             1997
                                                   ----------       ----------
Gas operating revenues                             $  274,363       $  211,564
Net cost of gas sold                                  120,987           84,599
                                                   ----------       ----------
 Operating margin                                     153,376          126,965
Operations and maintenance expense                     50,850           48,448
Depreciation and amortization                          19,302           17,958
Taxes other than income taxes                           7,972            7,654
                                                   ----------       ----------
 Operating income                                      75,252           52,905
Other income (deductions), net                             11             (605)
                                                   ----------       ----------
 Income before interest and income taxes               75,263           52,300
Net interest deductions                                16,025           14,261
Preferred securities distributions                      1,369            1,369
Income tax expense                                     22,212           14,134
                                                   ----------       ----------
 Contribution to consolidated net income           $   35,657       $   22,536
                                                   ==========       ==========

Contribution to consolidated net income increased $13.1 million compared to the first quarter of 1997. The increase was the result of fundamental improvements in operating margin coupled with favorable weather conditions, offset somewhat by higher operating and financing expenses incurred as a result of the expansion and upgrading of the gas system to accommodate continued customer growth.

Operating margin increased $26.4 million, or 21 percent, in the first quarter of 1998 compared to the same period a year ago. Differences in heating demand caused by weather variations between periods resulted in a $14 million increase. Approximately $7 million was attributed to colder-than-normal temperatures during the current period, and the remainder resulted from the prior period being warmer than normal. Arizona rate relief, resulting from a $32 million annualized general rate case settlement effective September 1997, contributed $9 million in additional operating margin to the current period. The rate relief was significant from both a timing and a rate design perspective. Nearly 70 percent of the annualized increase is nonweather dependent. The remainder of the improvement in operating margin was due to customer growth as Southwest served 59,000, or five percent, more customers than a year ago.

Operations and maintenance expenses increased $2.4 million, or five percent, reflecting general increases in labor and maintenance costs.

Depreciation expense and general taxes increased $1.7 million, or six percent, as a result of construction activities. Average gas plant in service increased $136 million, or eight percent, as compared to the first quarter of 1997. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Net interest deductions increased $1.8 million, or 12 percent, over the prior period. This increase is primarily attributed to higher short-term borrowings outstanding during the current quarter and an increase in long-term debt reflecting medium-term note issuances during 1997 and the drawdown of IDRB funds held in trust. The increase in short-term debt reflects the need for short-term financing to cover increased working capital requirements.

Twelve-Month Analysis
                                                      Twelve Months Ended
                                                            March 31,
                                                  ---------------------------
                                                     (Thousands of dollars)
                                                     1998             1997
                                                  ----------       ----------
Gas operating revenues                            $  677,464       $  569,573
Net cost of gas sold                                 245,726          193,710
                                                  ----------       ----------
 Operating margin                                    431,738          375,863
Operations and maintenance expense                   203,561          199,601
Depreciation and amortization                         75,872           68,862
Taxes other than income taxes                         29,711           28,216
                                                  ----------       ----------
 Operating income                                    122,594           79,184
Other income (deductions), net                       (12,363)          (1,444)
                                                  ----------       ----------
 Income before interest and income taxes             110,231           77,740
Net interest deductions                               63,515           54,311
Preferred securities distributions                     5,475            5,475
Income tax expense                                    12,295            6,358
                                                  ----------       ----------
 Contribution to consolidated net income          $   28,946       $   11,596
                                                  ==========       ==========

Contribution to consolidated net income increased $17.4 million compared to the corresponding twelve-month period ended March 1997. The increase was the result of improvements in operating margin, offset somewhat by higher operating and financing expenses.

Operating margin increased $55.9 million, or 15 percent, due to improved weather conditions, rate relief, and customer growth. Weather-related variances between periods resulted in a $22 million increase. Approximately $8 million was attributed to colder-than-normal temperatures during the current twelve-month period, and the remainder resulted from the prior period being warmer than normal. Rate relief contributed $24 million towards the increase, and customer growth accounted for the remaining $10 million.

Operations and maintenance expenses increased $4 million, or two percent, reflecting increases in labor and maintenance costs along with incremental operating expenses associated with providing service to a steadily growing customer base.

Depreciation expense and general taxes increased $8.5 million, or nine percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $154 million, or ten percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate new customers being added to the system.

Net interest deductions increased $9.2 million, or 17 percent, during the twelve months ended March 1998 over the comparative prior period. The increase is attributed primarily to an increase in average total debt outstanding during the period due to the financing of construction expenditures and increased working capital needs.

During the fourth quarter of 1997, Southwest recognized nonrecurring charges to income related to cost overruns on two separate construction projects. These charges are reflected in Other income (deductions), net. An $8 million nonrecurring pretax charge resulted from cost overruns experienced during expansion of the northern California service territory. A second pretax charge, for $5 million, related to cost overruns on a nonutility construction project. See Note 11 of the Notes to Consolidated Financial Statements in the 1997 Annual Report to Shareholders for additional disclosures related to these projects. Partially offsetting these charges was the recognition of a $3.4 million income tax benefit related to the successful settlement in November 1997 of open tax issues dating back as far as 1988. The combined impact of these three nonrecurring events was a $4.1 million, or $0.15 per share, after-tax reduction to earnings.

Rates and Regulatory Proceedings

  California

Northern California Expansion Project. In 1995, Southwest initiated a multi-year, three-phase construction project to expand its northern California service territory and extend service into Truckee, California. In July 1997, following construction of the first two phases of the project, Southwest filed an application requesting authorization from the California Public Utilities Commission (CPUC) to modify the terms and conditions of the certificate of public convenience and necessity granted by the CPUC in 1995. In August 1997, the Office of Ratepayer Advocates (ORA) filed a protest to the Southwest application indicating that the terms of the original agreement should be adhered to.

In January 1998, Southwest and the ORA executed a settlement agreement that, if approved by the CPUC, will allow Southwest to commence the final phase of the project. Under the settlement, Southwest agreed, among other things, to absorb $8 million in cost overruns experienced in Phase II of the project. Southwest also agreed to an $11 million cost cap for Phase III of the project. A decision by the CPUC on the settlement agreement is expected during the second quarter of 1998.

Based on the proposed settlement agreement, Southwest recognized an $8 million nonrecurring pretax charge in the fourth quarter of 1997. See the Rates and Regulatory Proceedings section of Management's Discussion and Analysis in the 1997 Annual Report to Shareholders for additional background information.

  PGA Filings

Arizona PGA Filing. In March 1998, the Arizona Corporation Commission approved a purchased gas adjustment (PGA) filing submitted by Southwest in January 1998 to recover deferred purchased gas costs in Arizona. This filing, which became effective in April 1998, will result in an annual increase of $46.9 million, or 14 percent. The increase in rates is designed to recover the accumulated PGA balance related to Arizona customers, and to eliminate the refunds currently built into the rate structure. PGA changes impact cash flows but have no direct impact on profit margin.

Nevada PGA Filing. In January 1997, Southwest submitted an out-of-period PGA filing in Nevada, in response to a substantial run-up in the commodity cost of natural gas during November and December of 1996. In September 1997, the Public Utilities Commission of Nevada (PUCN) approved the filing providing annual increases of $10.1 million, or 9 percent, in the southern Nevada rate jurisdiction, and $6 million, or 14 percent, in the northern Nevada rate jurisdiction.

In June 1997, Southwest submitted its annual PGA filing in compliance with the Nevada Gas Tariff. The filing covered the period from April 1996 through March 1997. Southwest requested annual increases of $23.1 million, or 18 percent, in the southern Nevada rate jurisdiction, and $8.4 million, or 17 percent, in the northern Nevada rate jurisdiction.

In an order issued in December 1997, the PUCN found that "Southwest failed to mitigate the risk inherent in a portfolio of all indexed-priced contracts and failed to reasonably quantify the costs of any risk mitigation." As a result, Southwest was ordered to reduce its cost of gas by $3.8 million in southern Nevada and $1.8 million in northern Nevada. The approved increase, after consideration of the amounts disallowed, was $17.3 million, or 14 percent in southern Nevada, and $5.2 million, or 11 percent in northern Nevada.

In December 1997, Southwest filed a Petition for Reconsideration (Petition) of the decision with the PUCN on the grounds that the findings of fact and conclusions of law are contrary to binding legislative enactments and judicial decisions. Specifically, the Petition asserted, among other things, that the PUCN violated its settled obligation in the previous PGA docket, which included the same winter period, in finding Southwest to be imprudent. Effectively, the PUCN allowed a previously settled claim to be relitigated. In addition, management also believes that the PUCN failed to follow its previous rules and practices surrounding a PGA proceeding, or changed those rules effective with the disallowance order and sought to retroactively apply them, which would have required compliance with formal rulemaking procedures mandated by Nevada Statutes. In February 1998, the PUCN reaffirmed the original order.

In March 1998, Southwest filed a petition for judicial review (appeal) of the final order of the PUCN with the Nevada District Court. The appeal alleges the same procedural irregularities as were included in the Petition. It is anticipated that judicial review will take no less than six months from the date of the filing and could take as long as two years depending on the civil trial calendar of the Nevada District Court.

See Note 8 of the Notes to Consolidated Financial Statements in the 1997 Annual Report to Shareholders for additional background information.

Management believes it is probable that the action taken to dispute the findings of fact and conclusions of law in the order will result in the successful outcome desired, specifically, that the order to exclude $5.6 million in gas costs from the PGA balance will be reversed. As a result, the financial statements do not reflect any charges to effect the disallowance.

Recently Issued Accounting Pronouncements

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information to facilitate financial analysis, and eliminates certain previously required disclosures. It does not change measurement or recognition of amounts related to those plans. This statement is effective for 1998 reporting. The disclosure requirements of this statement are not expected to significantly change current reporting practices of the Company.

                                             PART II - OTHER INFORMATION

Items 1-5 None

Item 6    Exhibits and Reports on Form 8-K

          (a) The following documents are filed as part of this report on Form 10-Q:

                  Exhibit 12 - Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

                  Exhibit 27 - Financial Data Schedule (filed electronically only)

          (b)  Reports on Form 8-K

                  The Company filed a Form 8-K, dated April 15, 1998, indicating that earnings for the quarter ended March 31, 1998 would exceed analysts' estimates.

                  The Company filed a Form 8-K, dated April 29, 1998, reporting summary financial information for the quarter ended
                  March 31, 1998.





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



Date:  April 30, 1998




                                            /s/ Edward A. Janov
                          ------------------------------------------------------
                                              Edward A. Janov
                          Vice President/Controller and Chief Accounting Officer