Form 10-Q
period 1998-06-30
SOUTHWEST GAS CORP
filed 1998-08-14
CIK 92416

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998


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

Common Stock, $1 Par Value, 30,157,678 shares as of August 12, 1998.

===============================================================================

                                       PART I - FINANCIAL INFORMATION
                                       ------------------------------
ITEM 1. FINANCIAL STATEMENTS

                                 SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                  (Thousands of dollars, except par value)

                                                                                 JUNE 30,           DECEMBER 31,
                                                                                   1998                 1997
                                                                               ------------         ------------
                                      ASSETS                                    (Unaudited)
Utility plant:
 Gas plant                                                                     $  1,943,129         $  1,867,824
 Less: accumulated depreciation                                                    (583,105)            (551,083)
 Acquisition adjustments                                                              4,070                4,259
 Construction work in progress                                                       36,898               39,294
                                                                               ------------         ------------
   Net utility plant                                                              1,400,992            1,360,294
                                                                               ------------         ------------
Other property and investments                                                       79,482               64,928
                                                                               ------------         ------------
Current assets:
 Cash and cash equivalents                                                            5,590               17,567
 Accounts receivable, net of allowances                                              56,656               78,016
 Accrued utility revenue                                                             21,500               54,373
 Income tax benefit                                                                     -                 19,425
 Deferred purchased gas costs                                                        63,302               86,952
 Prepaids and other current assets                                                   27,259               32,211
                                                                               ------------         ------------
   Total current assets                                                             174,307              288,544
                                                                               ------------         ------------
Deferred charges and other assets                                                    52,062               55,293
                                                                               ------------         ------------
Total assets                                                                   $  1,706,843         $  1,769,059
                                                                               ============         ============

                          CAPITALIZATION AND LIABILITIES
Capitalization:
 Common stock, $1 par (authorized - 45,000,000 shares; issued
   and outstanding - 27,625,315 and 27,387,016 shares)                         $     29,255         $     29,017
 Additional paid-in capital                                                         365,077              360,683
 Retained earnings (accumulated deficit)                                             18,396               (3,721)
                                                                               ------------         ------------
   Total common equity                                                              412,728              385,979
 Redeemable preferred securities of Southwest Gas Capital I                          60,000               60,000
 Long-term debt, less current maturities                                            778,951              778,693
                                                                               ------------         ------------
   Total capitalization                                                           1,251,679            1,224,672
Current liabilities:                                                           ------------         ------------
 Current maturities of long-term debt                                                 4,819                5,621
 Short-term debt                                                                     78,050              142,000
 Accounts payable                                                                    35,231               62,324
 Customer deposits                                                                   22,459               21,945
 Accrued taxes                                                                       25,291               21,125
 Accrued interest                                                                    13,477               13,007
 Deferred taxes                                                                      15,981               24,163
 Other current liabilities                                                           35,504               34,222
                                                                               ------------         ------------
   Total current liabilities                                                        230,812              324,407
Deferred income taxes and other credits:                                       ------------         ------------
 Deferred income taxes and investment tax credits                                   171,545              168,282
 Other deferred credits                                                              52,807               51,698
                                                                               ------------         ------------
   Total deferred income taxes and other credits                                    224,352              219,980
                                                                               ------------         ------------
Total capitalization and liabilities                                           $  1,706,843         $  1,769,059
                                                                               ============         ============


                                       The accompanying notes are an integral part of these statements.

                                       SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF INCOME
                                        (In thousands, except per share amounts)
                                                       (Unaudited)
                                                     THREE MONTHS ENDED           SIX MONTHS ENDED            TWELVE MONTHS ENDED
                                                          JUNE 30,                     JUNE 30,                     JUNE 30,
                                                  -----------------------     -----------------------     -------------------------
                                                     1998          1997          1998          1997           1998           1997
                                                  ---------     ---------     ---------     ---------     ----------     ----------
Operating revenues:
 Gas operating revenues                           $ 165,017     $ 107,740     $ 439,380     $ 319,304     $  734,741     $  574,600
 Construction revenues                               27,880        29,198        46,118        52,865        110,598        129,667
                                                  ---------     ---------     ---------     ---------     ----------     ----------
   Total operating revenues                         192,897       136,938       485,498       372,169        845,339        704,267
                                                  ---------     ---------     ---------     ---------     ----------     ----------
Operating expenses:
 Net cost of gas sold                                73,768        36,723       194,755       121,322        282,771        193,745
 Operations and maintenance                          52,181        49,407       103,031        97,855        206,335        200,748
 Depreciation and amortization                       21,658        20,296        43,042        40,927         86,776         80,035
 Taxes other than income taxes                        7,845         7,457        15,817        15,111         30,099         28,404
 Construction expenses                               24,494        27,037        40,400        49,421         96,177        116,021
                                                  ---------     ---------     ---------     ---------     ----------     ----------
   Total operating expenses                         179,946       140,920       397,045       324,636        702,158        618,953
                                                  ---------     ---------     ---------     ---------     ----------     ----------
Operating income (loss)                              12,951        (3,982)       88,453        47,533        143,181         85,314
                                                  ---------     ---------     ---------     ---------     ----------     ----------
Other income and (expenses):
 Net interest deductions                            (15,539)      (15,615)      (31,819)      (30,247)       (64,790)       (58,731)
 Preferred securities distributions                  (1,369)       (1,369)       (2,738)       (2,738)        (5,475)        (5,475)
 Other income (deductions), net                         (64)          229           538          (142)       (11,560)          (676)
                                                  ---------     ---------     ---------     ---------     ----------     ----------
Total other income and (expenses)                   (16,972)      (16,755)      (34,019)      (33,127)       (81,825)       (64,882)
                                                  ---------     ---------     ---------     ---------     ----------     ----------
Income (loss) before income taxes                    (4,021)      (20,737)       54,434        14,406         61,356         20,432
Income tax expense (benefit)                         (1,507)       (7,989)       20,995         5,586         20,268          7,954
                                                  ---------     ---------     ---------     ---------     ----------     ----------
Net income (loss)                                 $  (2,514)    $ (12,748)    $  33,439     $   8,820     $   41,088     $   12,478
                                                  =========     =========     =========     =========     ==========     ==========
Basic earnings (loss) per share                   $   (0.09)    $   (0.47)    $    1.22     $    0.33     $     1.50     $     0.47
                                                  =========     =========     =========     =========     ==========     ==========
Diluted earnings (loss) per share                 $   (0.09)    $   (0.47)    $    1.21     $    0.33     $     1.49     $     0.46
                                                  =========     =========     =========     =========     ==========     ==========
Dividends paid per share                          $   0.205     $   0.205     $    0.41     $    0.41     $     0.82     $     0.82
                                                  =========     =========     =========     =========     ==========     ==========

Average number of common shares outstanding          27,570        27,002        27,509        26,910         27,366         26,733
Average shares outstanding (assuming dilution)           --            --        27,691        27,022         27,525         26,839


                                       The accompanying notes are an integral part of these statements.

                                       SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Thousands of dollars)
                                                            (Unaudited)
                                                                          SIX MONTHS ENDED                TWELVE MONTHS ENDED
                                                                              JUNE 30,                          JUNE 30,
                                                                    ---------------------------        ---------------------------
                                                                       1998             1997              1998             1997
                                                                    ----------       ----------        ----------       ----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                        $   33,439       $    8,820        $   41,088       $   12,478
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                       43,042           40,927            86,776           80,035
    Deferred income taxes                                               (4,919)          27,321            15,236           46,624
    Changes in current assets and liabilities:
     Accounts receivable, net of allowances                             21,360           20,439            (6,992)          (8,294)
     Accrued utility revenue                                            32,873           25,959              (959)            (577)
     Deferred purchased gas costs                                       23,650          (66,908)           (5,826)        (103,874)
     Accounts payable                                                  (27,093)         (20,413)            5,693           (3,163)
     Accrued taxes                                                      23,591          (14,395)           29,709          (36,579)
     Other current assets and liabilities                                6,597            7,832               769           12,568
    Other                                                                1,062            1,069            13,882            8,502
                                                                    ----------       ----------        ----------       ----------
    Net cash provided by operating activities                          153,602           30,651           179,376            7,720
                                                                    ----------       ----------        ----------       ----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Construction expenditures and property additions                     (87,543)         (81,033)         (176,124)        (212,690)
  Proceeds from bank sale                                                   --               --                --          191,662
  Other                                                                 (7,169)          (3,503)           (4,974)         (22,813)
                                                                    ----------       ----------        ----------       ----------
  Net cash used in investing activities                                (94,712)         (84,536)         (181,098)         (43,841)
                                                                    ----------       ----------        ----------       ----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                               4,632            6,166            10,671           12,864
  Dividends paid                                                       (11,274)         (11,020)          (22,431)         (21,904)
  Issuance of long-term debt, net                                        3,300           92,871            30,750          248,461
  Retirement of long-term debt, net                                     (3,576)          (3,690)           (7,451)        (250,702)
  Issuance (repayment) of short-term debt                              (63,950)         (32,580)          (10,370)          43,244
  Other                                                                      1               --                 1           (1,270)
                                                                    ----------       ----------        ----------       ----------
    Net cash provided by (used in) financing activities                (70,867)          51,747             1,170           30,693
                                                                    ----------       ----------        ----------       ----------
  Change in cash and temporary cash investments                        (11,977)          (2,138)             (552)          (5,428)
  Cash at beginning of period                                           17,567            8,280             6,142           11,570
                                                                    ----------       ----------        ----------       ----------
  Cash at end of period                                             $    5,590       $    6,142        $    5,590       $    6,142
                                                                    ==========       ==========        ==========       ==========
  Supplemental information:
  Interest paid, net of amounts capitalized                         $   30,711       $   29,104        $   60,378       $   58,970
                                                                    ==========       ==========        ==========       ==========

  Income taxes, net of refunds                                      $    1,474       $   (2,682)       $  (29,798)      $   11,572
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

  Basis of Presentation. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report to Shareholders, which is incorporated by reference into the Form 10-K, and the 1998 First Quarter Report on Form 10-Q.

  Intercompany Transactions. The construction services segment recognizes revenues generated from contracts with Southwest (see Note 2 below). Accounts receivable for these services were $3.3 million at June 30, 1998 and $3.6 million at December 31, 1997. The accounts receivable balance, revenues, and associated profits are included in the consolidated financial statements of the Company and were not eliminated during consolidation. Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," provides that intercompany profits on sales to regulated affiliates should not be eliminated in consolidation if the sales price is reasonable and if future revenues approximately equal to the sales price will result from the rate-making process. Management believes these two criteria are being met.

NOTE 2 - SEGMENT INFORMATION

The following tables list revenues from external customers, intersegment revenues, and segment income/loss (thousands of dollars):

                                     Natural Gas    Construction
                                     Operations       Services          Total
                                     -----------    ------------     -----------
Six months ended June 30, 1998
Revenues from external customers     $   439,380    $    28,561      $   467,941
Intersegment revenues                         --         17,557           17,557
                                     -----------    -----------      -----------
  Total                              $   439,380    $    46,118      $   485,498
                                     ===========    ===========      ===========
Segment income                       $    32,431    $     1,008      $    33,439
                                     ===========    ===========      ===========

Six months ended June 30, 1997
Revenues from external customers     $   319,304    $    35,083      $   354,387
Intersegment revenues                         --         17,782           17,782
                                     -----------    -----------      -----------
  Total                              $   319,304    $    52,865      $   372,169
                                     ===========    ===========      ===========
Segment income (loss)                $     9,789    $      (969)     $     8,820
                                     ===========    ===========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is principally engaged in the business of purchasing, transporting, and distributing natural gas. Southwest is the largest distributor in Arizona, selling and transporting natural gas in most of southern, central, and northwestern Arizona, including the Phoenix and Tucson metropolitan areas. Southwest is also the largest distributor and transporter of natural gas in Nevada, and serves the Las Vegas metropolitan area and northern Nevada. In addition, Southwest distributes and transports natural gas in portions of California, including the Lake Tahoe area in northern California and the high desert and mountain areas in San Bernardino County.

Southwest purchases, transports, and distributes natural gas to approximately 1,171,000 residential, commercial, industrial and other customers, of which 57 percent are located in Arizona, 33 percent are in Nevada, and 10 percent are in California. During the twelve months ended June 30, 1998, Southwest earned 57 percent of operating margin in Arizona, 33 percent in Nevada, and 10 percent in California. During this same period, Southwest earned 84 percent of operating margin from residential and small commercial customers, 4 percent from other sales customers, and 12 percent from transportation customers. These patterns are consistent with prior years and are expected to continue.

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

Southwest continues to experience significant population growth throughout its service territories. This growth has required large amounts of capital to finance the investment in infrastructure, in the form of new transmission and distribution plant, to satisfy consumer demand. For the twelve months ended June 30, 1998, natural gas construction expenditures totaled $166 million. Approximately 77 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest (net of dividends) provided $142 million, or 86 percent, of the required capital resources pertaining to these construction expenditures. The remainder was provided from net external financing activities. The improvement in operating cash flows from expected levels was due to higher earnings, and income tax refunds related to timing differences principally associated with gas purchases and recoveries.

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

In August 1998, the Company completed an offering of 2.5 million primary shares of common stock. The net proceeds from this offering, before exercise of underwriter options to purchase up to 375,000 additional shares, are estimated at $56 million after deducting underwriting discounts and expenses. The proceeds will be used to finance construction and improvement of pipeline systems and facilities located in and around the communities served by Southwest.

RESULTS OF CONSOLIDATED OPERATIONS

Quarterly Analysis
------------------
                                  Contribution to Net Income (Loss)
                                     Three Months Ended June 30,
                                  ---------------------------------
                                        (Thousands of dollars)
                                     1998                   1997
                                  ---------              ----------
Natural gas operations            $  (3,226)             $  (12,747)
Construction services                   712                      (1)
                                  ---------              ----------
Net income (loss)                 $  (2,514)             $  (12,748)
                                  =========              ==========

Net loss for the second quarter of 1998 was $2.5 million or $0.09 per share. This was a $10.2 million, or $0.38 per share, improvement from the loss recorded during the corresponding quarter of the prior year. Natural gas operations results improved $0.35 per share. See separate discussion at RESULTS OF NATURAL GAS OPERATIONS for changes as they relate to gas operations. Construction services contributed per share earnings of $0.03 during the current quarter, a $0.03 per share improvement over the corresponding quarter of the prior year.

Six-Month Analysis
------------------
                                   Contribution to Net Income
                                    Six Months Ended June 30,
                                   --------------------------
                                     (Thousands of dollars)
                                     1998             1997
                                   ---------       ----------
Natural gas operations             $  32,431       $    9,789
Construction services                  1,008             (969)
                                   ---------       ----------
Net income                         $  33,439       $    8,820
                                   =========       ==========

Earnings per share for the six months ended June 30, 1998 were $1.22, an $0.89 increase from per share earnings of $0.33 recorded during the corresponding six-months of the previous year. Earnings contributed from natural gas operations during the current six-month period were $1.18 per share, an increase of $0.82 per share. See separate discussion at RESULTS OF NATURAL GAS OPERATIONS for changes as they relate to gas operations. Construction services activities contributed earnings per share of $0.04, a $0.07 per share improvement over the corresponding period of the prior year. The improvement resulted from obtaining new work, eliminating less profitable contracts, implementing cost containment measures, and better-than-expected weather conditions in several cold-climate operating areas which allowed construction activities to begin earlier than anticipated during the first quarter of 1998.

Twelve-Month Analysis
---------------------
                                      Contribution to Net Income
                                     Twelve Months Ended June 30,
                                     ---------------------------
                                        (Thousands of dollars)
                                       1998              1997
                                     ---------         ---------
Natural gas operations               $  38,467         $  11,238
Construction services                    2,621             1,240
                                     ---------         ---------
Net income                           $  41,088         $  12,478
                                     =========         =========

Earnings per share for the twelve months ended June 30, 1998 were $1.50, a $1.03 increase from per share earnings of $0.47 recorded during the prior twelve-month period. Earnings contributed from natural gas operations increased $0.99 per share to $1.41 per share. See separate discussion at RESULTS OF NATURAL GAS OPERATIONS for changes as they relate to gas operations. Construction services activities contributed per share earnings of $0.09, a $0.04 per share improvement over the prior twelve-month period. The improvement is attributed to obtaining new work, eliminating less profitable contracts, implementing cost containment measures, and better-than-expected weather conditions in several cold-climate operating areas which allowed construction activities to begin earlier than normal during the first quarter of 1998.

The following table sets forth the ratios of earnings to fixed charges for the Company.
                                       For the Twelve Months Ended
                                       ---------------------------
                                        June 30,       December 31,
                                         1998              1997
                                       --------        -----------
Ratios of earnings to fixed charges      1.78             1.28

For the purposes of computing the ratios of earnings to fixed charges, earnings are defined as the sum of pretax income from continuing operations plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), preferred securities distributions, and amortized debt costs.

RESULTS OF NATURAL GAS OPERATIONS

Quarterly Analysis
------------------
                                                       Three Months Ended
                                                             June 30,
                                                    --------------------------
                                                      (Thousands of dollars)
                                                       1998            1997
                                                    ----------      ----------
Gas operating revenues                              $  165,017      $  107,740
Net cost of gas sold                                    73,768          36,723
                                                    ----------      ----------
 Operating margin                                       91,249          71,017
Operations and maintenance expense                      52,181          49,407
Depreciation and amortization                           19,674          18,357
Taxes other than income taxes                            7,845           7,457
                                                    ----------      ----------
 Operating income (loss)                                11,549          (4,204)
Other income (deductions), net                            (102)            (43)
                                                    ----------      ----------
 Income (loss) before interest and income taxes         11,447          (4,247)
Net interest deductions                                 15,314          15,195
Preferred securities distributions                       1,369           1,369
Income tax expense (benefit)                            (2,010)         (8,064)
                                                    ----------      ----------
 Contribution to consolidated net income (loss)     $   (3,226)     $  (12,747)
                                                    ==========      ==========

Contribution to consolidated net income improved $9.5 million compared to the second quarter of 1997. The increase was the result of fundamental improvements in operating margin coupled with favorable weather conditions, offset somewhat by higher operating expenses.

Operating margin increased $20.2 million, or 28 percent, in the second quarter of 1998 compared to the same period a year ago. Approximately $10 million was attributed to cooler temperatures during the current period. Rate relief contributed an estimated $8 million to the increase, and the remainder of the improvement in operating margin was due to customer growth as Southwest served 58,000, or five percent, more customers than a year ago.

Operations and maintenance expenses increased $2.8 million, or six percent, reflecting general increases in labor and maintenance costs.

Depreciation expense and general taxes increased $1.7 million, or seven percent, as a result of construction activities. Average gas plant in service increased $131 million, or seven percent, as compared to the second quarter of 1997. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Net interest deductions increased $119,000, or less than one percent, as strong cash flows reduced the amount of net new borrowings and interest rates on variable-rate facilities were lower than during the prior period.

Six-Month Analysis
------------------                                 Six Months Ended
                                                       June 30,
                                              --------------------------
                                                (Thousands of dollars)
                                                 1998            1997
                                              ----------      ----------
Gas operating revenues                        $  439,380      $  319,304
Net cost of gas sold                             194,755         121,322
                                              ----------      ----------
  Operating margin                               244,625         197,982
Operations and maintenance expense               103,031          97,855
Depreciation and amortization                     38,976          36,315
Taxes other than income taxes                     15,817          15,111
                                              ----------      ----------
  Operating income                                86,801          48,701
Other income (expense), net                          (91)           (648)
                                              ----------      ----------
  Income before interest and income taxes         86,710          48,053
Net interest deductions                           31,339          29,456
Preferred securities distributions                 2,738           2,738
Income tax expense                                20,202           6,070
                                              ----------      ----------
  Contribution to consolidated net income     $   32,431      $    9,789
                                              ==========      ==========

Contribution to consolidated net income increased $22.6 million compared to the six months ended June 1997. The increase was the result of improvements in operating margin, offset somewhat by higher operating and financing expenses.

Operating margin increased $46.6 million, or 24 percent, due to improved weather conditions, rate relief, and continued customer growth. Differences in heating demand caused by weather variances between periods resulted in an increase of $24 million. Approximately $17 million was attributed to colder-than-normal temperatures in the current six-month period, and the remainder resulted from the corresponding prior period being warmer than normal. Rate relief, primarily resulting from a September 1997 $32 million annualized general rate case settlement in Arizona, contributed $17 million in additional operating margin to the current period. Customer growth accounted for the remaining $5.6 million.

Operations and maintenance expenses increased $5.2 million, or five percent, reflecting increases in labor and maintenance costs along with incremental operating expenses associated with providing service to the growing Southwest customer base.

Depreciation expense and general taxes increased $3.4 million, or seven percent, resulting from an increase in average gas plant in service of $133 million, or eight percent. This increase reflects capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate new customers being added to the system.

Net interest deductions increased $1.9 million, or six percent, during the six months ended June 1998 over the comparative prior period. The change is attributed primarily to an increase in average total debt outstanding during the period to finance construction expenditures and to finance the deferred purchased gas cost balance. Average interest rates on variable-rate facilities were lower than during the prior period, partially offsetting the volume variance.

Twelve-Month Analysis
---------------------
                                                  Twelve Months Ended
                                                        June 30,
                                              ----------------------------
                                                 (Thousands of dollars)
                                                 1998              1997
                                              -----------       ----------
Gas operating revenues                        $   734,741       $  574,600
Net cost of gas sold                              282,771          193,745
                                              -----------       ----------
 Operating margin                                 451,970          380,855
Operations and maintenance expense                206,335          200,748
Depreciation and amortization                      77,189           70,767
Taxes other than income taxes                      30,099           28,404
                                              -----------       ----------
 Operating income                                 138,347           80,936
Other income (deductions), net                    (12,422)          (1,133)
                                              -----------       ----------
 Income before interest and income taxes          125,925           79,803
Net interest deductions                            63,634           56,453
Preferred securities distributions                  5,475            5,475
Income tax expense                                 18,349            6,637
                                              -----------       ----------
 Contribution to consolidated net income      $    38,467       $   11,238
                                              ===========       ==========

Contribution to consolidated net income increased $27.2 million compared to the corresponding twelve-month period ended June 1997. The increase was the result of improvements in operating margin, partially offset by higher operating and financing expenses.

Operating margin increased $71.1 million, or 19 percent, due to improved weather conditions, rate relief, and continued customer growth. Differences in heating demand caused by weather variances between periods resulted in an increase of $33 million. Approximately $22 million pertained to colder-than-normal temperatures in the current period, and the remainder was attributed to the prior period being warmer than normal. Rate relief, primarily resulting from a September 1997 $32 million annualized general rate case settlement in Arizona, contributed $28 million in additional operating margin to the current period. Customer growth accounted for the remaining $10.1 million.

Operations and maintenance expenses increased $5.6 million, or three percent, reflecting general cost increases.

Depreciation expense and general taxes increased $8.1 million, or eight percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $150 million, or nine percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate new customers being added to the system.

Net interest deductions increased $7.2 million, or 13 percent, during the twelve months ended June 1998 over the comparative prior period. The change is attributed primarily to an increase in average total debt outstanding during the period to finance construction expenditures and to finance the deferred purchased gas cost balance.

During the fourth quarter of 1997, Southwest recognized nonrecurring charges to income related to cost overruns on two separate construction projects. These charges are reflected in Other income (deductions), net. An $8 million pretax charge resulted from cost overruns experienced during expansion of the northern California service territory. See RATES AND REGULATORY PROCEEDINGS herein. A second pretax charge, for $5 million, related to cost overruns on a nonutility construction project. See Note 11 of the Notes to Consolidated Financial Statements in the 1997 Annual Report to Shareholders for additional disclosures related to this charge. Partially offsetting these charges was the recognition of a $3.4 million income tax benefit related to the successful settlement in November 1997 of open tax issues dating back as far as 1988.
The combined impact of these three events was a $4.1 million, or $0.15 per share, after-tax reduction to earnings.

RATES AND REGULATORY PROCEEDINGS

  California

Northern California Expansion Project. In December 1993, Southwest filed an application with the California Public Utilities Commission (CPUC) to expand its northern California service territory and extend service into Truckee, California. The application included a proposed regulatory mechanism for recovering the cost of the expansion. In May 1994, rate and cost recovery issues related to the expansion application were combined by the CPUC with a January 1994 general rate application Southwest had filed with the CPUC. In September 1994, a Joint Motion and Stipulation and Settlement Agreement (Settlement) was presented to the CPUC which resolved the general rate case and addressed the expansion related cost recovery issues. In December 1994, the Settlement was approved. In April 1995, Southwest received CPUC approval for the certificate of public convenience and necessity to serve the expansion areas.

In its filing, Southwest had indicated that expansion into Truckee would occur in three phases and result in the conversion of an estimated 9,200 customers to natural gas service from their existing fuel, primarily propane. The CPUC established a cost cap of $29.1 million for the project.

In 1995, Southwest completed Phase I of the expansion project, which involved transmission system reinforcement and distribution system expansion to accommodate approximately 940 customers. Construction costs of $7.1 million were on target with the cost estimate approved by the CPUC.

Phase II of the project involved extending the transmission system to Truckee and distribution system expansion to accommodate an estimated 4,200 customers. The cost cap apportioned to Phase II was approximately $13.8 million. The incurred cost of Phase II was $28.6 million. An estimated $9.2 million of the Phase II cost overrun was due to changes in project scope, such as adjustments for design changes required by governmental bodies, changes in facilities necessitated by requirements beyond Southwest's control and costs incurred to accommodate customer service requests.

Examples of adjustments for changes in project scope included the requirement to haul excavated soil offsite to be screened whereas normal and anticipated practice is to screen on site, asphalt repairs which were greater than expected as a result of increased paving requirements imposed after construction started, and the installation of more facilities under asphalt than anticipated. Other unanticipated or externally imposed costs pertained to extended yard lines, underground boring, environmental studies, right-of-way acquisitions, and engineering design work.

Due to the Phase II cost overruns and difficult construction environment experienced, construction of Phase III was postponed to reevaluate the economics of completing the project.

In July 1997, Southwest filed an application requesting authorization from the CPUC to modify the terms and conditions of the certificate of public convenience and necessity granted in 1995. In this application, Southwest requested that the originally approved cost cap of $29.1 million be increased to $46.8 million; that the scope of Phase III construction be revised to include only an estimated 2,900 of the initially estimated 4,200 customers; and that customer applicants desiring service in the expansion area who were not identified to receive service during the expansion phases as modified within the new application be subject to the existing main and service extension rules. Southwest proposed to recover the incremental costs above the original cost cap through a surcharge mechanism. Concurrently, the Truckee town manager, on behalf of the Truckee Town Council, wrote a letter to the CPUC in support of the application.

In August 1997, the Office of Ratepayer Advocates (ORA) for the CPUC filed a protest to the Southwest application indicating that the terms of the original agreement should be adhered to. Southwest responded with written comments in support of its application. In September 1997, a prehearing conference was held to discuss the filing, the ORA protest, and Southwest comments. The administrative law judge (ALJ) made a preliminary ruling in favor of the ORA protest, but allowed the parties an additional 20 days to supplement their comments. During this time, Southwest and the ORA, pursuant to direction from the Commission, began to negotiate a settlement agreement, and the procedural schedule was adjusted to allow the negotiations to continue beyond the 20 day period. In January 1998, a settlement involving all parties to the proceeding was executed and filed with the CPUC which redefined the terms and conditions for completing the project and recovering the additional project costs. Although CPUC approval of the settlement was still required, management anticipated approval of the all-party settlement. In February 1998, a prehearing conference was held before the ALJ and the assigned Commissioner for the purpose of taking public comment on the settlement agreement. There was no opposition to the settlement agreement from the Truckee Town Council at the conference, or in a letter written by the Truckee town manager to the CPUC subsequent to the conference.

Under the proposed settlement, Southwest agreed, among other things, to absorb $8 million in cost overruns experienced in Phase II of the project. Southwest also agreed to an $11 million cost cap (with a maximum of $3,800 per customer) for Phase III of the project. The Phase III project scope would be modified as requested in the July 1997 application. In addition, Southwest agreed not to file its next general rate case until Phase III is complete. Based on the proposed settlement agreement, Southwest recognized an $8 million pretax charge in the fourth quarter of 1997.

In May 1998, the ALJ issued an unexpected Proposed Decision (PD) rejecting the all-party settlement and directing Southwest to complete the project under the terms and conditions of the 1995 certificate. A PD which ignores an all-party settlement is rare and inconsistent with CPUC policies and procedures established in 1992. Subsequent to the PD, the Truckee Town Council took a formal position in opposition to the settlement, although they were not a party to the proceeding, and had not previously opposed the settlement.

In July 1998, the CPUC voted to adopt the PD and rejected the all-party settlement and ordered Southwest to proceed with all deliberate speed to complete the project under the terms and scope of the 1995 certificate. Southwest will petition the CPUC for rehearing (Petition) and file a Motion for Stay (Motion) of order in August 1998. If the CPUC does not act within 60 days, or if the CPUC rejects the Petition, Southwest will petition the Supreme Court of the State of California for review. Such a petition is discretionary with the Supreme Court, and if accepted, could take up to two years to be heard.

Southwest will pursue several alternative regulatory and legal avenues while seeking the Motion and Petition from the CPUC regarding the July 1998 decision. First, Southwest will petition the CPUC to hold hearings to modify the original Settlement approved in December 1994. Second, Southwest will seek to reopen the prior California general rate case and certificate proceeding to readdress, among other items, the scope and costs of the Truckee project. Because approval of the settlement agreement was expected, no evidentiary hearings were conducted. Management strongly believes Southwest is entitled to an evidentiary hearing before the CPUC, because the recent proceedings effectively denied Southwest its fundamental due process rights. Third, Southwest may seek to partially abandon its certificate to serve certain Phase III geographic locales. Finally, Southwest contemplates undertaking civil litigation against those parties whose actions materially contributed to unanticipated changes in project cost and scope.

In the January 1998 all-party settlement agreement, Southwest proposed to modify Phase III of the project to exclude certain areas from the original certificate application. The excluded areas are the most distant points from existing mains and present some of the most challenging geographic conditions in the expansion area. Extension of mains to serve the estimated 1,300 customers in the excluded areas would be considerably more expensive than the service areas in Phases I and II. Furthermore, these areas have significantly lower customer density than the remainder of the expansion project; therefore, expected revenues would be insufficient to justify the anticipated construction costs.

Because of the proposed settlement, detailed engineering studies of the excluded areas have not been performed. However, preliminary estimates indicate that it could cost an additional $12 million to $14 million to extend service to these 1,300 potential customers. The cost to extend service to the remaining 2,900 potential Phase III customers is estimated at $11 million.

Based on these forecasts, an additional pretax writeoff of up to $24 million could be recorded if Southwest is ultimately required to complete the project under the terms of the 1995 certificate without modification. This estimate is comprised of approximately $7 million related to costs incurred through Phase II, and up to $17 million for the forecasted construction costs. However, Southwest will vigorously prosecute the described regulatory and legal proceedings with the intent of reversing or mitigating the effects of the July 1998 CPUC action. Management believes that a reasonable possibility of modifying the existing CPUC orders pertaining to the expansion project exists through pursuit of the legal and regulatory remedies which have been outlined. Management also believes civil litigation offers a reasonable possibility of recovering certain amounts spent to deal with changes in scope necessitated by unanticipated third party actions. As a result, Southwest has not recorded any additional writeoffs beyond the $8 million recognized in the fourth quarter of 1997.

  PGA Filings

Arizona PGA Filing. In March 1998, the Arizona Corporation Commission approved a purchased gas adjustment (PGA) filing submitted by Southwest in January 1998 to recover deferred purchased gas costs in Arizona. This filing, which became effective in April 1998, resulted in an annual increase of $46.9 million, or 14 percent. The increase in rates was designed to recover the accumulated PGA balance related to Arizona customers, and to eliminate the refunds currently built into the rate structure. PGA changes impact cash flows but have no direct impact on profit margin.

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

In March 1998, Southwest filed a petition for judicial review (appeal) of the final order of the PUCN with the Nevada District Court (NDC). The appeal alleges the same procedural irregularities as were included in the Petition. In July 1998, the NDC rejected a PUCN motion to dismiss, which was also filed in March 1998, and established a procedural schedule. An initial hearing is scheduled for the third quarter of 1998. Management estimates the NDC appeal process could take up to six months before a decision is rendered. Subsequent appeals by either party to the Nevada Supreme Court, if necessary, could take an additional year.

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

FORWARD-LOOKING STATEMENTS

This report contains statements which constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform
Act). All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, the impact of weather variations on customer usage, the effects of regulation, the outcome of Southwest's challenges to regulatory actions in California and Nevada, changes in capital requirements and funding, and acquisitions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information to facilitate financial analysis, and eliminates certain previously required disclosures. It does not change measurement or recognition of amounts related to those plans. This statement is effective for 1998 reporting. The disclosure requirements of this statement are not expected to significantly change current reporting practices of the Company.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999. The disclosure and accounting requirements of this statement are currently being analyzed by the Company.

                  PART II - OTHER INFORMATION
                  ---------------------------

Items 1-3.  None

Item 4.     Submission of Matters to a Vote of Security Holders

            The Company's Annual Meeting of Shareholders was held on
            May 14, 1998. Matters voted upon and the results of the voting were as follows:

            (1)  The eleven directors nominated were reelected.

            (2) The proposal to ratify the selection of Arthur Andersen LLP as independent public accountants for the Company was approved. Shareholders voted 24,239,940 shares in favor, 123,360 opposed, and 232,728 abstentions.

Item 5.     Other Information

           Until further notice, any proposal that a shareholder intends to present at the Company's 1999 Annual Meeting of Shareholders, but does not intend to submit for inclusion in the proxy statement, must be received at the principal executive office of the Company before February 20, 1999, in order to be considered timely under Securities and Exchange Commission proxy rules.

Item 6.    Exhibits and Reports on Form 8-K

           (a) The following documents are filed as part of this report on Form 10-Q:

                Exhibit 12 - Computation of Ratios of Earnings to Fixed
                             Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends
              Exhibit 27 - Financial Data Schedule (filed electronically only)

           (b)  Reports on Form 8-K

                The Company filed a Form 8-K, dated July 13, 1998, reporting the CPUC rejection of an all-party settlement agreement related to an expansion project in northern California.

                The Company filed a Form 8-K, dated July 16, 1998, indicating that operating results for the quarter ended June 30, 1998 would exceed analysts' estimates.

                The Company filed a Form 8-K, dated July 27, 1998, reporting summary financial information for the quarter ended
                June 30, 1998.

                The Company filed a Form 8-K, dated August 8, 1998, containing exhibits related to its common stock offering of up to 2,875,000 shares.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    Southwest Gas Corporation
                                    -------------------------
                                           (Registrant)



Date:  August 12, 1998




                                         /s/ Edward A. Janov
                                      -------------------------
                                            Edward A. Janov
                         Vice President/Controller and Chief Accounting Officer