Form 10-Q
period 1998-09-30
SOUTHWEST GAS CORP
filed 1998-11-16
CIK 92416

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1998


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


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (702) 876-7237


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                        Yes   X     No
                                                              ------    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $1 Par Value, 30,316,387 shares as of November 3, 1998.

===============================================================================


                                       PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                  (Thousands of dollars, except par value)

                                                                                SEPTEMBER 30,          DECEMBER 31,
                                                                                    1998                  1997
                                                                                ------------           ------------
                          ASSETS                                                 (Unaudited)
Utility plant:
 Gas plant                                                                      $  1,983,373           $  1,867,824
 Less: accumulated depreciation                                                     (599,751)              (551,083)
 Acquisition adjustments                                                               3,976                  4,259
 Construction work in progress                                                        37,833                 39,294
                                                                                ------------           ------------
   Net utility plant                                                               1,425,431              1,360,294
                                                                                ------------           ------------
Other property and investments                                                        75,204                 64,928
Current assets:                                                                 ------------           ------------
 Cash and cash equivalents                                                             7,018                 17,567
 Accounts receivable, net of allowances                                               52,724                 78,016
 Accrued utility revenue                                                              22,500                 54,373
 Income tax benefit                                                                       --                 19,425
 Deferred purchased gas costs                                                         59,740                 86,952
 Prepaids and other current assets                                                    41,669                 32,211
                                                                                ------------           ------------
   Total current assets                                                              183,651                288,544
                                                                                ------------           ------------
Deferred charges and other assets                                                     51,355                 55,293
                                                                                ------------           ------------
Total assets                                                                    $  1,735,641           $  1,769,059
                                                                                ============           ============

                          CAPITALIZATION AND LIABILITIES
Capitalization:
 Common stock, $1 par (authorized - 45,000,000 shares; issued
   and outstanding - 30,285,129 and 27,387,016 shares)                          $     31,915           $     29,017
 Additional paid-in capital                                                          421,631                360,683
 Retained earnings (accumulated deficit)                                                 720                 (3,721)
                                                                                ------------           ------------
   Total common equity                                                               454,266                385,979
 Redeemable preferred securities of Southwest Gas Capital I                           60,000                 60,000
 Long-term debt, less current maturities                                             808,807                778,693
                                                                                ------------           ------------
   Total capitalization                                                            1,323,073              1,224,672
Current liabilities:                                                            ------------           ------------
 Current maturities of long-term debt                                                  5,128                  5,621
 Short-term debt                                                                      33,325                142,000
 Accounts payable                                                                     36,878                 62,324
 Customer deposits                                                                    22,918                 21,945
 Accrued taxes                                                                        23,923                 21,125
 Accrued interest                                                                     13,494                 13,007
 Deferred taxes                                                                       10,626                 24,163
 Other current liabilities                                                            41,621                 34,222
                                                                                ------------           ------------
   Total current liabilities                                                         187,913                324,407
Deferred income taxes and other credits:                                        ------------           ------------
 Deferred income taxes and investment tax credits                                    172,275                168,282
 Other deferred credits                                                               52,380                 51,698
                                                                                ------------           ------------
   Total deferred income taxes and other credits                                     224,655                219,980
                                                                                ------------           ------------
Total capitalization and liabilities                                            $  1,735,641           $  1,769,059
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


                                                                    SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                                                         CONSOLIDATED STATEMENTS OF INCOME
                                                                     (In thousands, except per share amounts)
                                                                                     (Unaudited)

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED           TWELVE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,                SEPTEMBER 30,
                                                ------------------------      ------------------------      -----------------------
                                                   1998            1997          1998           1997           1998          1997
                                                ---------      ---------      ---------      ---------      ---------     ---------
Operating revenues:
 Gas operating revenues                         $ 128,229      $  95,009      $ 567,609      $ 414,313      $ 767,961     $ 584,075
 Construction revenues                             34,279         33,689         80,397         86,554        111,188       123,635
                                                ---------      ---------      ---------      ---------      ---------     ---------
   Total operating revenues                       162,508        128,698        648,006        500,867        879,149       707,710
                                                ---------      ---------      ---------      ---------      ---------     ---------
Operating expenses:
Net cost of gas sold                               51,499         28,508        246,254        149,830        305,762       198,226
 Operations and maintenance                        50,765         50,310        153,796        148,165        206,790       201,972
 Depreciation and amortization                     22,780         21,636         65,822         62,563         87,920        82,216
 Taxes other than income taxes                      7,699          7,371         23,516         22,482         30,427        28,410
 Construction expenses                             30,294         28,121         70,694         77,542         98,350       110,416
                                                ---------      ---------      ---------      ---------      ---------     ---------
   Total operating expenses                       163,037        135,946        560,082        460,582        729,249       621,240
                                                ---------      ---------      ---------      ---------      ---------     ---------
Operating income (loss)                              (529)        (7,248)        87,924         40,285        149,900        86,470
                                                ---------      ---------      ---------      ---------      ---------     ---------
Other income and (expenses):
Net interest deductions                           (15,760)       (16,115)       (47,579)       (46,362)       (64,435)      (60,830)
 Preferred securities distributions                (1,368)        (1,368)        (4,106)        (4,106)        (5,475)       (5,475)
 Other income (deductions), net                      (304)          (467)           234           (609)       (11,397)       (1,132)
                                                ---------      ---------      ---------      ---------      ---------     ---------
   Total other income and (expenses)              (17,432)       (17,950)       (51,451)       (51,077)       (81,307)      (67,437)
                                                ---------      ---------      ---------      ---------      ---------     ---------
Income (loss) before income taxes                 (17,961)       (25,198)        36,473        (10,792)        68,593        19,033
Income tax expense (benefit)                       (7,016)        (9,512)        13,979         (3,926)        22,764         7,603
Net income (loss)                               $ (10,945)     $ (15,686)     $  22,494      $  (6,866)     $  45,829     $  11,430
                                                ---------      ---------      ---------      ---------      ---------     ---------

Basic earnings (loss) per share                 $   (0.38)     $   (0.58)     $    0.80      $   (0.25)     $    1.65     $    0.42
                                                =========      =========      =========      =========      =========     =========
Diluted earnings (loss) per share               $   (0.38)     $   (0.58)     $    0.80      $   (0.25)     $    1.64     $    0.42
                                                =========      =========      =========      =========      =========     =========
Dividends paid per share                        $   0.205      $   0.205      $   0.615      $   0.615      $    0.82     $    0.82
                                                =========      =========      =========      =========      =========     =========

Average number of common shares outstanding        29,050         27,149         28,028         26,990         27,846        26,902
Average shares outstanding (assuming dilution)         --             --         28,216             --         28,022        27,021


                                       The accompanying notes are an integral part of these statements.



                                         SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Thousands of dollars)
                                                         (Unaudited)


                                                                       NINE MONTHS ENDED              TWELVE MONTHS ENDED
                                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                                  -------------------------       --------------------------
                                                                     1998            1997            1998             1997
                                                                  ---------       ---------       ---------        ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $  22,494       $  (6,866)      $  45,829        $  11,430
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                                  65,822          62,563          87,920           82,216
      Deferred income taxes                                          (9,544)         28,984           8,948           45,155
      Changes in current assets and liabilities:
        Accounts receivable, net of allowances                       25,292          23,199          (5,820)          (3,140)
       Accrued utility revenue                                       31,873          24,775            (775)          (1,438)
       Deferred purchased gas costs                                  27,212         (74,237)          5,065         (104,357)
       Accounts payable                                             (25,446)        (16,519)          3,446            4,431
       Accrued taxes                                                 22,223         (19,814)         33,760          (31,300)
       Other current assets and liabilities                          (3,503)         13,742         (15,241)          15,760
      Other                                                           1,136             530          14,495            9,595
                                                                  ---------       ---------       ---------        ---------
      Net cash provided by operating activities                     157,559          36,357         177,627           28,352
                                                                  ---------       ---------       ---------        ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Construction expenditures and property additions                 (136,647)       (120,449)       (185,812)        (197,336)
  Other                                                                 902          (4,974)          4,568            2,077
                                                                  ---------       ---------       ---------        ---------
      Net cash used in investing activities                        (135,745)       (125,423)       (181,244)        (195,259)
                                                                  ---------       ---------       ---------        ---------

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock, net                                      63,846           8,762          67,289           12,507
  Dividends paid                                                    (17,460)        (16,583)        (23,054)         (22,042)
  Issuance of long-term debt, net                                    34,572         118,992          35,901          124,382
  Retirement of long-term debt, net                                  (4,646)         (5,475)         (6,736)          (6,986)
  Issuance (repayment) of short-term debt                          (108,675)        (12,000)        (75,675)          67,575
                                                                  ---------       ---------       ---------        ---------
      Net cash provided by (used in) financing activities           (32,363)         93,696          (2,275)         175,436
                                                                  ---------       ---------       ---------        ---------

  Change in cash and temporary cash investments                     (10,549)          4,630          (5,892)           8,529
  Cash at beginning of period                                        17,567           8,280          12,910            4,381
                                                                  ---------       ---------       ---------        ---------

  Cash at end of period                                           $   7,018       $  12,910       $   7,018        $  12,910
                                                                  =========       =========       =========        =========

  Supplemental information:
  Interest paid, net of amounts capitalized                       $  46,108       $  44,126       $  60,753        $  56,416
                                                                  =========       =========       =========        =========

  Income taxes paid (received), net                               $   6,666       $  (2,694)      $ (24,594)       $  (2,623)
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

  BASIS OF PRESENTATION. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report to Shareholders, which is incorporated by reference into the Form 10-K, and 1998 quarterly reports on Form 10-Q.

  INTERCOMPANY TRANSACTIONS. The construction services segment recognizes revenues generated from contracts with Southwest (see Note 2 below). Accounts receivable for these services were $4.2 million at September 30, 1998 and $3.6 million at December 31, 1997. The accounts receivable balance, revenues, and associated profits are included in the consolidated financial statements of the Company and were not eliminated during consolidation. Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," provides that intercompany profits on sales to regulated affiliates should not be eliminated in consolidation if the sales price is reasonable and if future revenues approximately equal to the sales price will result from the rate-making process. Management believes these two criteria are being met.

NOTE 2 - SEGMENT INFORMATION

The following tables list revenues from external customers, intersegment revenues, and segment income/loss (thousands of dollars):

                                       NATURAL GAS    CONSTRUCTION
                                       OPERATIONS       SERVICES       TOTAL
                                       -----------    ------------   ----------
NINE MONTHS ENDED SEPTEMBER 30, 1998
Revenues from external customers       $   567,609    $     53,946    $ 621,555
Intersegment revenues                           --          26,451       26,451
                                       -----------    ------------    ---------
     Total                             $   567,609    $     80,397    $ 648,006
                                       ===========    ============    =========
Segment income                         $    20,637    $      1,857    $  22,494
                                       ===========    ============    =========
NINE MONTHS ENDED SEPTEMBER 30, 1997
Revenues from external customers       $   414,313    $     60,165    $ 474,478
Intersegment revenues                           --          26,389       26,389
                                       -----------    ------------    ---------
     Total                             $   414,313    $     86,554    $ 500,867
                                       ===========    ============    =========
Segment income (loss)                  $    (6,982)   $        116    $  (6,866)
                                       ===========    ============    =========

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

Southwest purchases, transports, and distributes natural gas to approximately 1,182,000 residential, commercial, industrial and other customers, of which 57 percent are located in Arizona, 33 percent are in Nevada, and 10 percent are in California. During the twelve months ended September 30, 1998, Southwest earned 57 percent of operating margin in Arizona, 33 percent in Nevada, and 10 percent in California. During this same period, Southwest earned 84 percent of operating margin from residential and small commercial customers, 5 percent from other sales customers, and 11 percent from transportation customers. These patterns are consistent with prior years and are expected to continue.

Northern is a full-service underground piping contractor, which provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.

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

Southwest continues to experience significant population growth throughout its service territories. This growth has required large amounts of capital to finance the investment in infrastructure, in the form of new transmission and distribution plant, to satisfy consumer demand. For the twelve months ended September 30, 1998, natural gas construction expenditures totaled $173 million. Approximately 78 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest (net of dividends) provided $144 million, or 83 percent, of the required capital resources pertaining to these construction expenditures. The remainder was provided from net external financing activities. The improvement in operating cash flows from expected levels was due to higher earnings, and income tax refunds related to timing differences principally associated with gas purchases and recoveries.

Southwest estimates construction expenditures during the three-year period ending December 31, 2000 will be approximately $510 million. During the three-year period, cash flow from operating activities (net of dividends) is estimated to fund approximately one-half of the gas operations total construction expenditures. A portion of the construction expenditure funding will be provided by $26 million of funds held in trust, at December 31, 1997, from the issuance of industrial development revenue bonds (IDRB). The remaining cash requirements are expected to be provided by other external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, and growth factors in Southwest service areas. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

In August 1998, the Company completed an offering of 2.5 million primary shares of common stock. The net proceeds from this offering were $56 million after deducting underwriting discounts and expenses. In September 1998, the Company issued $25 million in medium-term notes, due 2008, bearing interest at

6.27 percent. The proceeds from these issuances will be used to finance construction and improvement of pipeline systems and facilities located in and around the communities served by Southwest.

RESULTS OF CONSOLIDATED OPERATIONS

Quarterly Analysis
------------------
                                Contribution to Net Income (Loss)
                                Three Months Ended September 30,
                                --------------------------------
                                     (Thousands of dollars)

                                      1998            1997
                                   ---------       ---------
Natural gas operations             $ (11,794)      $ (16,771)
Construction services                    849           1,085
                                   ---------       ---------
Net income (loss)                  $ (10,945)      $ (15,686)
                                   =========       =========

Loss per share for the quarter ended September 30, 1998 was $0.38, compared to a $0.58 loss per share recorded during the corresponding quarter of the prior year. Natural gas operations results improved $0.21 per share. See separate discussion at RESULTS OF NATURAL GAS OPERATIONS for changes as they relate to gas operations. Construction services contributed per share earnings of $0.03 during the current quarter, a $0.01 per share decrease from the corresponding quarter of the prior year. Average shares outstanding increased 1.9 million shares between periods primarily due to a 2.5 million issuance of primary shares in August 1998, and continuing issuances under the Dividend Reinvestment and Stock Purchase Plan.

Nine-Month Analysis
-------------------
                                Contribution to Net Income (Loss)
                                Nine Months Ended September 30,
                                --------------------------------
                                     (Thousands of dollars)

                                   1998                  1997
                                ----------            ----------
Natural gas operations          $   20,637            $   (6,982)
Construction services                1,857                   116
                                ----------            ----------
Net income (loss)               $   22,494            $   (6,866)
                                ==========            ==========

Earnings per share for the nine months ended September 30, 1998 were $0.80, a $1.05 improvement from a per share loss of $0.25 recorded during the corresponding nine months of the previous year. Natural gas operations results improved $1.00 per share. See separate discussion at RESULTS OF NATURAL GAS OPERATIONS for changes as they relate to gas operations. Construction services activities contributed per share earnings of $0.06 during the current period, a $0.05 per share improvement over the corresponding period of the prior year. The improvement resulted from obtaining new work, eliminating less profitable contracts, implementing cost containment measures, and better-than-expected weather conditions in several cold-climate operating areas which allowed construction activities to begin earlier than anticipated during the first quarter of 1998. Average shares outstanding increased 1 million shares between periods primarily due to a 2.5 million issuance of primary shares in August 1998, and continuing issuances under the Dividend Reinvestment and Stock Purchase Plan.

Twelve-Month Analysis
---------------------

                                  Contribution to Net Income
                               Twelve Months Ended September 30,
                               --------------------------------
                                    (Thousands of dollars)

                                  1998                  1997
                               ----------            ----------
Natural gas operations         $   43,444            $   10,723
Construction services               2,385                   707
                               ----------            ----------
Net income                     $   45,829            $   11,430
                               ==========            ==========

Earnings per share for the twelve months ended September 30, 1998 were $1.65, a $1.23 increase from per share earnings of $0.42 recorded during the prior twelve-month period. Earnings contributed from natural gas operations increased $1.16 per share. See separate discussion at RESULTS OF NATURAL GAS OPERATIONS for changes as they relate to gas operations. Construction services activities contributed per share earnings of $0.09, a $0.07 per share improvement over the prior twelve-month period. The improvement is attributed to obtaining new work, eliminating less profitable contracts, implementing cost containment measures, and better-than-expected weather conditions in several cold-climate operating areas which allowed construction activities to begin earlier than normal during the first quarter of 1998. Average shares outstanding increased 944,000 shares between periods primarily due to a 2.5 million issuance of primary shares in August 1998, and continuing issuances under the Dividend Reinvestment and Stock Purchase Plan.

The following table sets forth the ratios of earnings to fixed charges for the
Company:

                                          For the Twelve Months Ended
                                         ------------------------------
                                         September 30,     December 31,
                                             1998             1997
                                         ------------      ------------
Ratios of earnings to fixed charges          1.88              1.28

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), preferred securities distributions and amortized debt costs.

RESULTS OF NATURAL GAS OPERATIONS

Quarterly Analysis
------------------

                                                Three Months Ended
                                                   September 30,
                                           ----------------------------
                                              (Thousands of dollars)
                                              1998              1997
                                           ----------        ----------
Gas operating revenues                     $  128,229        $   95,009
Net cost of gas sold                           51,499            28,508
                                           ----------        ----------
    Operating margin                           76,730            66,501
Operations and maintenance expense             50,765            50,310
Depreciation and amortization                  20,563            18,873
Taxes other than income taxes                   7,699             7,371
                                           ----------        ----------
    Operating loss                             (2,297)          (10,053)
Other income (expense), net                      (341)               (2)
                                           ----------        ----------
 Loss before interest and income taxes         (2,638)          (10,055)
Net interest deductions                        15,467            15,736
Preferred securities distributions              1,368             1,368
Income tax expense (benefit)                   (7,679)          (10,388)
                                           ----------        ----------
 Contribution to consolidated net loss     $  (11,794)       $  (16,771)
                                           ==========        ==========

Contribution from natural gas operations improved approximately $5 million compared to the third quarter of 1997. The improvement was primarily due to growth in operating margin, offset somewhat by higher operating expenses.

Operating margin increased $10.2 million, or 15 percent, in the third quarter of 1998 when compared to the same period a year ago. Approximately $6 million was due to rate relief. The remainder was due to customer growth as Southwest served 58,000, or five percent, more customers than a year ago.

Operations and maintenance expenses increased $455,000, or one percent, although increases in labor costs between periods were six percent. Operations and maintenance expenses overall are expected to trend higher for the calendar year, consistent with the year-to-date results.

Depreciation expense and general taxes increased $2 million, or eight percent, as a result of construction activities. Average gas plant in service increased $134 million, or seven percent, as compared to the third quarter of 1997. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Net interest deductions decreased $269,000, or two percent. Strong cash flows coupled with a common stock offering reduced the net amount of debt outstanding and interest rates on variable-rate facilities were lower than during the prior period.

Nine-Month Analysis
-------------------

                                                         Nine Months Ended
                                                           September 30,
                                                    --------------------------
                                                      (Thousands of dollars)
                                                       1998            1997
                                                    ----------      ----------
Gas operating revenues                              $  567,609      $  414,313
Net cost of gas sold                                   246,254         149,830
                                                    ----------      ----------
  Operating margin                                     321,355         264,483
Operations and maintenance expense                     153,796         148,165
Depreciation and amortization                           59,539          55,188
Taxes other than income taxes                           23,516          22,482
                                                    ----------      ----------
  Operating income                                      84,504          38,648
Other income (expense), net                              (432)            (650)
                                                    ----------      ----------
  Income before interest and income taxes               84,072          37,998
Net interest deductions                                 46,806          45,192
Preferred securities distributions                       4,106           4,106
Income tax expense (benefit)                            12,523          (4,318)
                                                    ----------      ----------
  Contribution to consolidated net income (loss)    $   20,637      $   (6,982)
                                                    ==========      ==========

Contribution to consolidated net income improved $27.6 million compared to the nine months ended September 1997. The improvement was the result of increases in operating margin, offset somewhat by higher operating and financing expenses.

Operating margin increased $56.9 million, or 22 percent, due to improved weather conditions, rate relief, and continued customer growth. Differences in heating demand caused by weather variances between periods resulted in an increase of $24 million. Approximately $17 million was attributable to colder-than-normal temperatures in the current nine-month period, and the remainder resulted from the corresponding prior period being warmer than normal. Rate relief, primarily resulting from a September 1997 $32 million annualized general rate case settlement in Arizona, contributed $23 million in additional operating margin to the current period. Customer growth accounted for the remaining $9.9 million.

Operations and maintenance expenses increased $5.6 million, or four percent, reflecting increases in labor costs along with incremental operating expenses associated with providing service to the growing Southwest customer base.

Depreciation expense and general taxes increased $5.4 million, or seven percent, resulting from an increase in average gas plant in service of $153 million, or nine percent. This increase reflects capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate new customers being added to the system.

Net interest deductions increased $1.6 million, or four percent, during the nine months ended September 1998 over the comparative prior period. The change is attributed primarily to an increase in average total debt outstanding during the period to finance construction expenditures and to finance the deferred purchased gas cost balance. Average interest rates on variable-rate facilities were lower than during the prior period, partially offsetting the volume variance.

Twelve-Month Analysis
---------------------

                                                       Twelve Months Ended
                                                          September 30,
                                                    --------------------------
                                                      (Thousands of dollars)
                                                       1998            1997
                                                    ----------      ----------
Gas operating revenues                              $  767,961      $  584,075
Net cost of gas sold                                   305,762         198,226
                                                    ----------      ----------
  Operating margin                                     462,199         385,849
Operations and maintenance expense                     206,790         201,972
Depreciation and amortization                           78,879          72,628
Taxes other than income taxes                           30,427          28,410
                                                    ----------      ----------
  Operating income                                     146,103          82,839
Other income (expense), net                            (12,761)         (1,112)
                                                    ----------      ----------
  Income before interest and income taxes              133,342          81,727
Net interest deductions                                 63,365          58,871
Preferred securities distributions                       5,475           5,475
Income tax expense                                      21,058           6,658
                                                    ----------      ----------
Contribution to consolidated net income             $   43,444      $   10,723
                                                    ==========      ==========

Contribution to consolidated net income increased $32.7 million compared to the corresponding twelve-month period ended September 1997. The increase was the result of improvements in operating margin, partially offset by higher operating and financing expenses.

Operating margin increased $76.4 million, or 20 percent, due to improved weather conditions, rate relief, and continued customer growth. Differences in heating demand caused by weather variations between periods resulted in an increase of $33 million. Approximately $22 million was attributable to colder-than-normal temperatures in the current period, and the remainder was attributed to the prior period being warmer than normal. Rate relief, primarily resulting from a September 1997 general rate case settlement in Arizona, contributed $32 million in additional operating margin to the current period. Customer growth accounted for the remaining $11.4 million.

Operations and maintenance expenses increased $4.8 million, or two percent, primarily reflecting increases in labor costs between periods.

Depreciation expense and general taxes increased $8.3 million, or eight percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $140 million, or eight percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate new customers being added to the system.

Net interest deductions increased $4.5 million, or eight percent, during the twelve months ended September 1998 over the comparative prior period. The change is attributed primarily to an increase in average total debt outstanding during the period to finance construction expenditures and to finance the deferred purchased gas cost balance.

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

In July 1998, the CPUC voted to adopt the PD and reject the all-party settlement and ordered Southwest to proceed with all deliberate speed to complete the project under the terms and scope of the 1995 certificate. Southwest filed a Motion for Stay (Motion) of order and petitioned the CPUC for rehearing (Petition) in August 1998. The CPUC in its order stated that Southwest was required to show extraordinary circumstances to readjudicate the original settlement. Management did not have the opportunity to demonstrate that such extraordinary circumstances exist; however, it believes that such extraordinary circumstances do exist. In September 1998, the CPUC denied the Motion. However, no action has been taken on the Petition. As a result, Southwest has the right to petition the Supreme Court of the State of California for review. Such a petition is discretionary with the Supreme Court, and if accepted, could take up to two years to be heard. The Supreme Court filing has not been made pending action by the CPUC on the Petition and pending the outcome of other contemplated and active proceedings.

Southwest will pursue several alternative regulatory and legal avenues while seeking the Petition from the CPUC regarding the July 1998 decision. First, Southwest will petition the CPUC to hold hearings to modify the original Settlement approved in December 1994. Second, Southwest will seek to reopen the prior California general rate case and certificate proceeding to readdress, among other items, the scope and costs of the Truckee project. Because approval of the settlement agreement was expected, no evidentiary hearings were conducted. Management strongly believes Southwest is entitled to an evidentiary hearing before the CPUC, because the recent proceedings effectively denied Southwest its fundamental due process rights. Third, Southwest may seek to partially abandon its certificate to serve certain Phase III geographic locales. Finally, Southwest will undertake civil litigation against other parties whose actions materially contributed to unanticipated changes in project cost and scope. The first such action occurred in September 1998, when Southwest filed a civil lawsuit in U.S. Federal District Court naming the town of Truckee as a defendant for an indeterminate amount of damages.

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

Because of the proposed settlement, and ongoing proceedings, new studies to extend service into the excluded areas have not been performed. However, preliminary estimates indicate that it could cost an additional $12 million to $14 million to extend service to these 1,300 potential customers. The cost to extend service to the remaining 2,900 potential Phase III customers is estimated at $11 million.

Based on these forecasts, an additional pretax writeoff of up to $24 million could be recorded if Southwest is ultimately required to complete the project under the terms of the 1995 certificate without modification. This estimate is comprised of approximately $7 million related to costs incurred through Phase II, and up to $17 million for the forecasted construction costs. However, Southwest will vigorously prosecute the described regulatory and legal proceedings with the intent of reversing or mitigating the effects of the July 1998 CPUC action. Management believes that a reasonable possibility of modifying the existing CPUC orders pertaining to the expansion project exists through pursuit of the legal and regulatory remedies which have been outlined, although there can be no assurance of a favorable outcome. Management also believes civil litigation offers a reasonable possibility of recovering certain amounts spent to deal with changes in scope necessitated by unanticipated third party actions. As a result, Southwest has not recorded any additional writeoffs beyond the $8 million recognized in the fourth quarter of 1997.

  PGA FILINGS

ARIZONA PGA FILING. In March 1998, the Arizona Corporation Commission approved a purchased gas adjustment (PGA) filing submitted by Southwest in January 1998 to recover deferred purchased gas costs in Arizona. This filing, which became effective in April 1998, resulted in an annual revenue increase of $46.9 million, or 14 percent. The increase in rates was designed to recover the accumulated PGA balance related to Arizona customers, and to eliminate the refunds previously built into the rate structure. PGA changes impact cash flows but have no direct impact on profit margin.

NEVADA PGA FILING. In January 1997, Southwest submitted an out-of-period PGA filing in Nevada, in response to a substantial run-up in the commodity cost of natural gas during November and December of 1996. In September 1997, the Public Utilities Commission of Nevada (PUCN) approved the filing providing annual revenue increases of $10.1 million, or 9 percent, in the southern Nevada rate jurisdiction, and $6 million, or 14 percent, in the northern Nevada rate jurisdiction.

In June 1997, Southwest submitted its annual PGA filing in compliance with the Nevada Gas Tariff. The filing covered the period from April 1996 through March 1997. Southwest requested annual revenue increases of $23.1 million, or 18 percent, in the southern Nevada rate jurisdiction, and $8.4 million, or 17 percent, in the northern Nevada rate jurisdiction.

In an order issued in December 1997, the PUCN found that "Southwest failed to mitigate the risk inherent in a portfolio of all indexed-priced contracts and failed to reasonably quantify the costs of any risk mitigation." As a result, gas costs of $3.8 million in southern Nevada and $1.8 million in northern Nevada were disallowed. The approved annualized revenue increase, after consideration of the amounts disallowed, was $17.3 million, or 14 percent in southern Nevada, and $5.2 million, or 11 percent in northern Nevada.

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

In March 1998, Southwest filed a petition for judicial review (appeal) of the final order of the PUCN with the Nevada District Court (NDC). The appeal alleges the same procedural irregularities as were included in the Petition. In July 1998, the NDC rejected a PUCN motion to dismiss, which was also filed in March 1998, and established a procedural schedule related to the appeal.

An initial hearing is scheduled for the fourth quarter of 1998. Management estimates the NDC appeal process could take up to six months before a decision is rendered. Subsequent appeals by either party to the Nevada Supreme Court, if necessary, could take an additional year.

Management believes it is probable that the action taken to dispute the findings of fact and conclusions of law in the order will result in the successful outcome desired, specifically, that the order to exclude
$5.6 million in gas costs from the PGA balance will be reversed. As a result, the financial statements do not reflect any charges to effect the disallowance.

In June 1998, Southwest submitted its annual PGA filing in compliance with the Nevada Gas Tariff. Effective November 1998, new rates were approved by the PUCN. No gas cost disallowances were ordered and no prudency issues were raised. The new rates, reflecting a lower cost of gas, resulted in annualized revenue decreases of $3 million, or two percent in the southern Nevada rate jurisdiction, and $782,000, or one percent in the northern Nevada rate jurisdiction. These PGA changes impact cash flows but have no direct impact on profit margin.

YEAR 2000 RELATED ISSUES

Most companies have computer systems that use two digits to identify a year in the date field (e.g. "98" for 1998). These systems must be modified to handle turn-of-the-century calculations. If not corrected, system failures or miscalculations could occur, potentially causing disruptions of operations, including, among other things the inability to process transactions, send invoices, or engage in other normal business activities. The Year 2000 issue also threatens disruptions in government services, telecommunications, and other essential industries. This creates potential risk for all companies, even if their own computer systems are Year 2000 compliant.

In 1994, the Company initiated a comprehensive review of its computer systems to identify processes that could be adversely affected by Year 2000 issues. By early 1995, the Company identified computer application systems that required modification or replacement. Since that time, the Company has focused on converting all business-critical systems to be Year 2000 compliant.

In addition to the evaluation and remediation of computer application systems and components, the Company has also developed a comprehensive Year 2000 compliance plan. As part of this plan, the Company has formed a Year 2000 project team with the mission of ensuring that all critical systems, facilities, and processes are identified and analyzed for Year 2000 compliance. The project team consists of representatives from several strategic departments of the Company.

The Year 2000 plan includes specific timetables for categories of tasks for each department as follows:

(1)  Assess Year 2000 issues - complete;

(2) Analyze, prioritize, and catalog Year 2000 issues - substantially complete;

(3)  Create action plans - in process and due by the first quarter of 1999;

(4) Implement plans and validate compliance - in process and due by the third quarter of 1999.

The Company's top priority is to ensure that natural gas can be received from suppliers and delivered to customers. To accomplish this, the Company has sent inquiries to its five major providers of interstate natural gas transportation service. All of these providers have responded to the inquiries indicating that they intend to be Year 2000 compliant before the end of 1999. The Company has also evaluated its gas pipeline delivery systems, which are the systems used to distribute natural gas from the interstate pipelines to the customer. These systems utilize nearly 1,000 hardware and software components that schedule, regulate, measure, or otherwise facilitate the flow of natural gas. Of these components, approximately 75 percent are Year 2000 compliant, 5 percent of the components are not compliant and will be remedied, and 20 percent of the components are being evaluated for compliance. The Company plans to complete this evaluation by the end of 1998, and intends to remedy those components determined to be noncompliant during the first quarter of 1999.

Many of the Company's business-critical computer systems are Year 2000 compliant. For example, the customer service system which supports customer billing, accounts receivable, and other customer service functions is Year 2000 compliant. The general ledger accounting system of the Company is also Year 2000 compliant. Year 2000 compliance work on other systems, such as accounts payable, purchasing, human resources, and payroll, is in process. In total, over 70 percent (including work-in-progress) of the Company's computer applications are currently Year 2000 compliant. The Company has also assessed its other computer components, such as computer equipment and software, and determined that nearly 90 percent of these components are Year 2000 compliant. The Company projects that both the computer application systems and the other computer components will be Year 2000 compliant by the third quarter of 1999.

The Company has initiated communications with suppliers and vendors to determine the extent to which those companies are addressing Year 2000
compliance issues.   The Company is requiring business-critical suppliers and
vendors to certify compliance in order to continue doing business with the Company. In addition, the Company is identifying and contacting alternate suppliers and vendors as part of a Year 2000 contingency plan. The majority of the companies contacted have responded and indicated in their responses that efforts are underway to become compliant.

The Company is also assessing and remediating Year 2000 issues related to embedded system devices (such as microcontrollers used in equipment and machinery), data exchange functions, networks, telecommunications, security access and building control systems, forms, reports, and other business processes and activities. The Company expects these areas to be Year 2000 compliant by the third quarter of 1999.

The Company is establishing Year 2000 contingency plans. These plans include such steps as identifying alternative vendors and suppliers (as noted above), establishing alternative power supplies, and determining personnel and staffing requirements to react to potential Year 2000 problems. As part of this process, the Company will assess and prepare for the most reasonably likely worst case Year 2000 scenario, which will consider potential power interruptions, telecommunications disruptions, and upstream pipeline delivery issues. The timeframe for completing and documenting contingency plans has not been finalized.

The Company estimates that the cost of remediation will be less than $2 million. Expenditures of $900,000 have already been incurred in connection with systems that have been converted. The remediation costs include internal labor costs, as well as fees and expenses paid to outside contractors specifically associated with reprogramming or replacing noncompliant components. At the present time, the Company does not expect that such expenditures will have a material impact on results of operations or financial condition.

The Company's Year 2000 plans, including costs and completion schedules, are based on management's best estimates. These estimates were derived using numerous assumptions of future events including, but not limited to third party modification plans, availability of qualified personnel, support of software vendors, and other factors. The Company is also relying on the representations made by significant third party suppliers and vendors.

FORWARD-LOOKING STATEMENTS

This report contains statements which constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform
Act). All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, the impact of weather variations on customer usage, the effects of regulation, the outcome of Southwest's challenges to regulatory actions in California and Nevada, changes in capital requirements and funding, Year 2000 remediation efforts, and acquisitions.

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

In August 1998, the Securities and Exchange Commission (SEC) issued Release No. 33-7558 "Statement of the Commission Regarding Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisers, Investment Companies, and Municipal Securities Issuers," (the Release). The Release provides guidance regarding specific matters for companies to address in SEC filings. Required disclosures must cover four areas: state of readiness, costs to address Year 2000 issues, risks of Year 2000 issues, and contingency plans. Companies are required to apply the interpretive guidance contained in the Release for reporting periods ending after August 4, 1998. The Company applied the interpretive guidance provided by the Release to prepare the Year 2000 Related Issues disclosure shown on pages 15 and 16.

                  PART II - OTHER INFORMATION


ITEMS 1-5.  None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) The following documents are filed as part of this report on
                Form 10-Q:

                Exhibit 10.1 - Form of Employment Agreement with Company
                Officers.
                Exhibit 10.2 - Form of Change in Control Agreement with Company Officers.
                Exhibit 12.1 - Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
                Exhibit 27.1 - Financial Data Schedule (filed electronically only).

            (b) Reports on Form 8-K

                The Company filed a Form 8-K, dated September 14, 1998, containing amended bylaws disclosing the adoption of notice procedures for shareholder proposals intended for consideration at an annual meeting.

                The Company filed a Form 8-K, dated October 29, 1998, reporting summary financial information for the quarter ended September 30, 1998.

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



            Date:  November 13, 1998




                                      /s/ Edward A. Janov
                         ------------------------------------------------------
                                         Edward A. Janov
                         Vice President/Controller and Chief Accounting Officer