Form 10-K
period 1998-12-31
SOUTHWEST GAS CORP
filed 1999-03-30
CIK 92416

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                              ON WHICH REGISTERED
           -------------------                              -------------------
       Common Stock, $1 par value                      New York Stock Exchange, Inc.
                                                         Pacific Stock Exchange, Inc.
9.125% Trust Originated Preferred Securities           New York Stock Exchange, Inc.
                                                         Pacific Stock Exchange, Inc.
          Stock Purchase Rights                        New York Stock Exchange, Inc.
                                                         Pacific Stock Exchange, Inc.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES Y NO
                                             ---   ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

               AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY
                        NONAFFILIATES OF THE REGISTRANT:
                         $824,362,704 at March 15, 1999

            THE NUMBER OF SHARES OUTSTANDING OF COMMON STOCK:
       Common Stock, $1 Par Value, 30,531,952 shares as of March 15, 1999

                       DOCUMENTS INCORPORATED BY REFERENCE

                   DESCRIPTION                                        PART INTO WHICH INCORPORATED
                   -----------                                        ----------------------------
Annual Report to Shareholders for the Year Ended December 31, 1998        Parts I, II, and IV



================================================================================

                                TABLE OF CONTENTS

                                     PART I

                                                                                         PAGE
                                                                                         ----
ITEM 1.  BUSINESS......................................................................   1
         Natural Gas Operations........................................................   1
           General Description.........................................................   2
           Rates and Regulation........................................................   2
           Recent Regulatory and Legislative Developments..............................   3
           Competition.................................................................   4
           Demand for Natural Gas......................................................   5
           Natural Gas Supply..........................................................   5
           Environmental Matters.......................................................   6
           Employees...................................................................   6
         Construction Services.........................................................   6
ITEM 2.  PROPERTIES....................................................................   7
ITEM 3.  LEGAL PROCEEDINGS.............................................................   9
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................   9

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS...........................................................   9
ITEM 6.  SELECTED FINANCIAL DATA.......................................................   9
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.....................................................  10
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................  10
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................  10
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE......................................................  10

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................  10
ITEM 11. EXECUTIVE COMPENSATION........................................................  15
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT....................................................................  20
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................  22

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K .....................................................................  22
           List of Exhibits............................................................  23
SIGNATURES.............................................................................  27


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

     Financial information with respect to industry segments is included in Note 14 of the Notes to Consolidated Financial Statements which is included in the 1998 Annual Report to Shareholders and is incorporated herein by reference.

     In December 1998, the Boards of Directors of the Company and ONEOK, Inc. (ONEOK), headquartered in Tulsa, Oklahoma, announced a definitive agreement for the Company to be merged into ONEOK. The agreement calls for ONEOK to pay cash of $28.50 for each share of Company common stock outstanding. The transaction is subject to customary conditions, including approvals from shareholders of the Company and state regulators in Arizona, California, and Nevada. ONEOK expects to account for the merger using the purchase method of accounting. If the merger is consummated, the Company would operate as a division of ONEOK.

     In February 1999, the Company announced that it had received an unsolicited proposal from Southern Union Company (Southern Union), headquartered in Austin, Texas, offering to acquire the Company for $32.00 per share in cash. The proposal is preliminary in nature and subject to a number of contingencies and uncertainties. Under the terms of the agreement with ONEOK, as a result of certain preliminary determinations made by the Board of Directors of the Company, the Board of Directors has authorized management to commence substantive discussions with Southern Union regarding its proposal. No assurances can be given that any agreement will be reached with Southern Union. The merger agreement with ONEOK remains in full force and effect.

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

     Southwest purchases, transports, and distributes natural gas to 1,209,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. There were 58,000 customers added to the system during 1998.

     The table below lists the percentage of Southwest operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

                                   RESIDENTIAL AND        OTHER
      FOR THE YEAR ENDED           SMALL COMMERCIAL   SALES CUSTOMERS  TRANSPORTATION
      ------------------           ----------------   ---------------  --------------
       December 31, 1998                84%                 5%             11%
       December 31, 1997                83                  5              12
       December 31, 1996                80                  6              14

     Southwest is not dependent on any one or a few customers to the extent that the loss of any one or several would have a significant adverse impact on earnings.

     Transportation of customer-secured gas to end-users on the Southwest system accounted for 48 percent of total system throughput in 1998. Although the volumes were significant, these customers provide a much smaller proportionate share of operating margin. In 1998, customers who utilized this service transported 100 million dekatherms.

     The demand for natural gas is seasonal. Variability in weather from normal temperatures can materially impact results of operations. It is the opinion of management that comparisons of earnings for interim periods do not reliably reflect overall trends and changes in Southwest operations. Also, earnings for interim periods can be significantly affected by the timing of general rate relief.

RATES AND REGULATION

     Rates that Southwest is authorized to charge its distribution system customers are determined by the ACC, CPUC, and PUCN in general rate cases and are derived using rate base, cost of service, and cost of capital experienced in a historical test year, as adjusted in Arizona and Nevada, and projected for a future test year in California. The FERC regulates the northern Nevada transmission and liquefied natural gas (LNG) storage facilities of Paiute Pipeline Company (Paiute), a wholly owned subsidiary, and the rates it charges for transportation of gas directly to certain end-users and to various local distribution companies (LDCs). The LDCs transporting on the Paiute system are:
Sierra Pacific Power Company (serving Reno and Sparks, Nevada), Avista Utilities (serving South Lake Tahoe, California), and Southwest Gas Corporation (serving North Lake Tahoe, California and various locations throughout northern Nevada).

     Rates charged to customers vary according to customer class and are set at levels allowing for the recovery of all prudently incurred costs, including a return on rate base sufficient to pay interest on debt, preferred securities distributions, and a reasonable return on common equity. Rate base consists generally of the original cost of utility plant in service, plus certain other assets such as working capital and inventories, less accumulated depreciation on utility plant in service, net deferred income tax liabilities, and certain other deductions. Rate schedules in all of the Southwest service areas contain purchased gas adjustment (PGA) clauses which allow Southwest to file for rate adjustments as the cost of purchased gas changes. Generally, Southwest tariffs provide for annual adjustment dates for changes in purchased gas costs. However, Southwest may request to adjust its rates more often than once each year, if conditions warrant. These changes have no direct impact on profit margin. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. Information with respect to recent PGA filings is included in the Rates and Regulatory Proceedings section of Management's Discussion and Analysis (MD&A), which is included in the 1998 Annual Report to Shareholders.

     The table below lists the docketed general rate filings last initiated and/or completed within each ratemaking area:

                                                                                MONTH
                                                                             FINAL RATES
RATEMAKING AREA                  TYPE OF FILING         MONTH FILED           EFFECTIVE
---------------                  --------------         -----------           ---------
Arizona:
  Central and Southern.........  General rate case      November 1996       September 1997
California:
  Northern ....................  Operational attrition  November 1997        January 1998
Nevada:
  Northern and Southern........  General rate case      December 1995          July 1996
FERC:
  Paiute.......................  General rate case      July 1996            January 1997

-------------------


RECENT REGULATORY AND LEGISLATIVE DEVELOPMENTS

Nevada

     In 1997, the Nevada Legislature passed, and the Governor signed into law, Assembly Bill (AB) 366. AB 366 provides the statutory framework for restructuring both the natural gas and electric industries in the State of Nevada to allow competition. The legislature left most of the decision making on restructuring to the PUCN. In addition to several organizational changes, AB 366 required the PUCN to create an alternative plan of regulation by July 1, 1998. The PUCN issued two decisions during 1998. The first identified the distinct components of natural gas service. The second established a procedure by which parties may request that a service be classified as "potentially competitive." Once a service has been considered potentially competitive and the PUCN has authorized other companies to provide service under an alternative plan of regulation, Southwest could continue to provide service under its regulated rates, or set up a new subsidiary and file for an affiliate to offer service. The details of the PUCN restructuring plan are not fully developed at this time. Also remaining are numerous issues such as unbundling rates, licensing of alternative sellers, the utility's obligation to serve, and recovery of stranded costs.

California

     In January 1998, the CPUC opened a rulemaking proceeding designed to reform the California natural gas industry by expanding opportunities for residential and small commercial customers to have access to competing natural gas suppliers. To accomplish this, the CPUC requested comments from interested parties, such as Southwest, to assess the current market and regulatory framework for the California natural gas industry and to develop reforms which emphasize market-oriented policies to benefit all California natural gas consumers. Southwest filed written comments with the CPUC in February 1998 addressing such issues as regulatory streamlining, unbundling, consumer protection and other competitive issues. The CPUC Division of Strategic Planning recommended that gas utilities fully unbundle services and exit the gas merchant (gas supply) business.

     The CPUC established working groups to address safety concerns associated with introducing competition in providing billing, metering, and services on the customer side of the meter, and to develop consistency in policies, programs, tariffs, rules, and procedures used by gas utilities throughout the state. Reports from the working groups were submitted in August 1998.

     While the CPUC initially adopted an aggressive timetable for restructuring the gas industry, legislation was enacted late in 1998 delaying the CPUC ability to restructure the gas industry for residential customers until 2000 and requiring the CPUC to report to the legislature whether such restructuring is in the public interest. The CPUC will continue to hold hearings and take evidence in preparation for the report to the legislature regarding natural gas restructuring.

Arizona

     Southwest agreed, as part of the 1997 Arizona rate case settlement, to expand the eligibility for customers to qualify for transportation service. Southwest also supported a proposal to open an investigation to address competition in the natural gas industry, including the unbundling of rates and services, which was filed in May 1998 by a potential competitor of Southwest. No action has been taken on this proposal to date. In July 1998, Southwest filed a proposal that would provide all customers with the option of choosing their own gas suppliers by January 2000. The proposal was suspended into 1999 to allow gas marketers and other interested parties additional time to study the proposal.

     In May 1998, the Arizona Legislature approved House Bill 2663 (Bill), providing for electric generation service competition and confirming the authority of the ACC to open the service territories of the electric companies within the state to competition. The customer choice provisions of the Bill directed that during the initial construction of a residential structure, electric and natural gas facilities, at a minimum, shall be installed in and to the structure in a manner that provides the retail energy consumer with the capability to choose between electricity and natural gas as an energy source for each appliance application. Therefore, as a result of this provision of the Bill, Southwest and other natural gas utilities in the state of Arizona are assured that a natural gas option is available to all future customers.

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

     Southwest has maintained an intensive effort to mitigate these competitive threats through the use of discounted transportation contract rates, special long-term contracts with electric generation and cogeneration customers, and new tariff programs. One such program provides an opportunity for potential bypass customers in Arizona to purchase natural gas-related services as a bundled package, including the procurement of gas supply. Southwest enters into gas supply contracts for eligible customers, which are not included in its system supply portfolio, and provides nomination and balancing services on behalf of the customer. This program, as well as other competitive response initiatives and otherwise competitive rates, has helped mitigate the financial impact from the threat of bypass and the potential loss of margin currently earned from large customers.

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

     Demand for natural gas is greatly affected by temperature. On cold days, use of gas by residential and commercial customers may be as much as eight times greater than on warm days because of increased use of gas for space heating. To fully satisfy this increased high-priority demand, gas is withdrawn from storage or peaking supplies are purchased from suppliers. If necessary, service to interruptible lower-priority customers may be curtailed to provide the needed delivery system capacity. Southwest maintains no backlog on its orders for gas service.

     Natural gas vehicles (NGVs) represent a nontraditional source of demand for natural gas. Southwest encourages the use of NGVs throughout its service territories. As of December 31, 1998, there were 48 public- and nonpublic-access fueling stations and approximately 5,500 NGVs in use throughout Southwest service territories. As more public fueling stations come on-line and stricter vehicle emission standards are adopted, the demand for NGVs should increase.

NATURAL GAS SUPPLY

     Southwest is responsible to acquire (purchase) and arrange delivery of (transport) natural gas to its system for all sales customers. Southwest believes that natural gas supplies and pipeline capacity for transportation will remain plentiful and readily available.

     The primary objective of Southwest with respect to gas supply is to ensure that adequate, as well as economical, supplies of natural gas are available from reliable sources. Gas is acquired from a wide variety of sources, including suppliers on the spot market and those who provide firm supplies over short-term and longer-term durations. During 1998, Southwest acquired gas supplies from approximately 70 suppliers. This practice provides security against nonperformance by any one supplier.

     Balancing firm supply assurances against the associated costs dictates a continually changing natural gas purchasing mix within the supply portfolios. The current purchasing strategy of Southwest primarily involves competitively-bid firm volumetric contracts with variable or index-based pricing. This strategy allows Southwest to acquire gas at current market prices but can result in price volatility. In managing its gas supply portfolio, Southwest does not currently utilize stand-alone derivative financial instruments, but may do so in the future to hedge against possible price increases and help mitigate the regulatory risk of a gas cost disallowance during periods of rising prices. Any such change would be undertaken only with regulatory commission authorization.

     Natural gas prices have historically demonstrated seasonal volatility with higher prices in the heating season and lower prices during the summer or off-peak consumption period. The latter part of 1996 and early 1997 witnessed particularly steep price increases, whereas the two most recent winter periods experienced more typical seasonal price volatility.

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

EMPLOYEES

     At December 31, 1998, the natural gas operations segment had 2,429 regular full-time equivalent employees. Southwest believes it has a good relationship with its employees. No employees are represented by a union.

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

     Northern business activities are often concentrated in utility service territories where existing gas lines are scheduled for replacement. An LDC will typically contract with Northern to provide pipe replacement services and new line installations. Contract terms generally specify unit price or fixed-price arrangements. Unit price contracts establish prices for all of the various services to be performed during the contract period. These contracts often have annual pricing reviews. During 1998, more than 89 percent of revenue was earned under unit price contracts. As of December 31, 1998 no significant backlog exists with respect to outstanding construction contracts.

     Competition within the industry is limited to several regional competitors in what can be characterized as a largely fragmented industry. Northern currently operates in approximately 15 major markets nationwide. Its customers are the primary LDCs in those markets. Construction companies typically depend on a few customers for their business. During 1998, Southwest accounted for 32 percent of Northern revenues. No other customers contributed more than 10 percent of revenues.

     Employment fluctuates between seasonal construction periods, which are normally heaviest in the summer and fall months. At December 31, 1998, Northern had 1,267 regular full-time equivalent employees. Employment peaked in November 1998 when there were 1,621 employees. The majority of the employees are represented by collective bargaining agreements which is typical of the utility construction industry.

     Operations are conducted from 17 field locations with corporate headquarters located in Phoenix, Arizona. All buildings are leased from third parties. The lease terms are typically two to three years. Field location facilities consist of a small building for repairs and acreage to store equipment.

ITEM 2.  PROPERTIES

     The plant investment of Southwest consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators which comprise the pipeline systems and facilities located in and around the communities served. Southwest also includes other properties such as land, buildings, furnishings, work equipment, and vehicles in plant investment. The northern Nevada and northern California properties of Southwest are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Several properties are leased by Southwest, including an LNG storage plant on its northern Nevada system and a portion of the corporate headquarters office complex located in Las Vegas, Nevada. Total gas plant, exclusive of leased property, at December 31, 1998, was $2.1 billion, including construction work in progress. It is the opinion of management that the properties of Southwest are suitable and adequate for its purposes.

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

     The map below shows the locations of major Southwest facilities and transmission lines, and principal communities to which Southwest supplies gas either as a wholesaler or distributor. The map also shows major supplier transmission lines that are interconnected with the Southwest systems.


                                      [MAP]


            [THE FOLLOWING TEXT TO BE INSERTED IN EDGAR VERSION ONLY]

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

     The information appearing in Part I, Item 1, pages 6 and 7 with respect to the construction services segment is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has been named as defendant in various legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that no litigation to which the Company is subject will have a material adverse impact on its financial position or results of operations.

     On December 16, 1998, Arthur Klein, a purported shareholder of the Company, filed a Complaint in the Superior Court of the State of California in San Diego County (Case No. 726615) against the Company and its directors alleging one cause of action for breach of fiduciary duty. The plaintiff alleges that the consideration for the proposed merger with ONEOK is unfair and inadequate because the Company's Board of Directors approved the definitive agreement with ONEOK without conducting any auction or using another "market check" mechanism. Plaintiff is proposing to represent a class of all shareholders of the Company (excluding defendants and their affiliates and families). On March 22, 1999, the plaintiff filed an Amended Complaint in which he alleges causes of action for breach of fiduciary duty of loyalty and due care and breach of duty of candor. By his Amended Complaint, plaintiff seeks

       * to enjoin the merger with ONEOK,
       * to rescind the definitive agreement with ONEOK,
       * to implement an auction of the Company or similar process,
       * to void the $30 million termination fee in the definitive agreement with ONEOK in the event the definitive agreement with ONEOK is terminated, the Company's Board of Directors recommends another transaction, such as the merger proposed by Southern Union Company, or in other similar circumstances, and
       * unspecified damages.

     The court has ordered the parties to conduct limited discovery and set a preliminary injunction schedule, which, if followed, would result in a telephonic ruling on plaintiff's motion for a preliminary injunction in May 1999.

     The Company believes that it has valid defenses to plaintiff's claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal markets on which the common stock of the Company is traded are the New York Stock Exchange and the Pacific Stock Exchange. At March 15, 1999, there were 24,186 holders of record of common stock, and the market price of the common stock was $27. The quarterly market price of and dividends on Company common stock required by this item are included in the 1998 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     Information required by this item is included in the 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is included in the 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of Southwest Gas Corporation and Notes thereto, together with the report of Arthur Andersen LLP, Independent Public Accountants, are included in the 1998 Annual Report to Shareholders and are incorporated herein by reference.

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

GEORGE C. BIEHL
Senior Vice President, Chief Financial Officer & Corporate Secretary Southwest Gas Corporation

Director Since:  1998
Board Committees:  Finance

     Mr. Biehl, 51, joined the Company in 1990 as Senior Vice President and Chief Financial Officer after serving in a number of capacities with Deloitte Haskins & Sells (now Deloitte & Touche) for sixteen years and as chief financial officer for PriMerit Bank for the five years before joining the Company. He also assumed the responsibilities as Corporate Secretary for the Company in 1996. Mr. Biehl graduated from Ohio State University with a degree in accounting and earned his MBA with an emphasis in finance from Columbia University. He is a licenced CPA in several states and is a member of the American Institute of Certified Public Accountants. He is also a member of the Las Vegas Chamber of Commerce Leadership Las Vegas Program, and serves on the finance committees of several trade association groups.

MANUEL J. CORTEZ
President and Chief Executive Officer
Las Vegas Convention and Visitors Authority

Director Since:  1991
Board Committees:  Audit (Chairman), Compensation, Pension Plan Investment

     Mr. Cortez, 60, served four terms (1977-1990) on the Clark County Commission and is a former chairman of the Commission. He has been active on various boards, including the Environmental Quality Policy Review Board, the Las Vegas Valley Water District Board of Directors, and the University Medical Center Board of Trustees, and served as chairman of the Liquor and Gaming Licensing Board and the Clark County Sanitation District. He has also held leadership roles with numerous civic and charitable organizations such as Boys and Girls Clubs of Clark County, Lied Discovery Childrens Museum, and Boys Town. Currently, Mr. Cortez holds professional memberships in the American Society of Association Executives, the Professional Convention Managers Association, the International Association of Convention and Visitors Bureaus, the American Society of Travel Agents, and is on the board of directors for the Travel Industry Association of America.

LLOYD T. DYER
Retired President and Chief Executive Officer
Harrah's

Director Since:  1978
Board Committees:  Executive, Compensation (Chairman), Nominating

     Mr. Dyer, 71, obtained a degree in banking and finance from the University of Utah prior to his employment with Harrah's, a hotel/gaming corporation with its principal facilities in Reno and Lake Tahoe, in 1957. He was elected president and chief operating officer of Harrah's in 1975, and elected president and chief executive officer in 1978. He remained in those positions with Harrah's until his retirement in April 1980. Mr. Dyer is a trustee of the William F. Harrah Trusts.

THOMAS Y. HARTLEY
Chairman of the Board, Southwest Gas Corporation
President and Chief Operating Officer, Colbert Golf Design and Development

Director Since:  1991
Board Committees:  Executive (Chairman), Compensation, Nominating

     Mr. Hartley, 65, obtained his degree in business from Ohio University in 1955, and was employed in various capacities by Deloitte Haskins & Sells (now Deloitte & Touche) from 1959 until his retirement as an area managing partner in 1988. He joined Southwest Gas Corporation as Director in 1991 and was elected Chairman of the Board of Directors in 1997. Mr. Hartley is actively involved in numerous business and civic activities. He is a past chairman of the UNLV Foundation and the Nevada Development Authority, and past president of the Las Vegas Founders Club. He has also held voluntary executive positions with the Las Vegas Founders Golf Foundation, the Las Vegas Chamber of Commerce, and the Boulder Dam Area Council of the Boy Scouts of America. He is a director of Sierra Health Services, Inc. and AmeriTrade Holdings Corporation.

MICHAEL B. JAGER
Private Investor

Director Since:  1989
Board Committees:  Audit, Finance, Pension Plan Investment (Chairman)

     Mr. Jager, 67, obtained a degree in petroleum geology from Stanford University in 1955. After a four-year employment with the Richfield Oil Corporation as a petroleum geologist, he joined Frank H. Ayres & Son Construction Company and was involved in the construction of subdivisions and homes in southern California until 1979. Since that time he has consulted in the single family residential development industry, and owns and manages a number of businesses in Nevada.

LEONARD R. JUDD
Former President, Chief Operating Officer, and Director
Phelps Dodge Corporation

Director Since:  1988
Board Committees:  Executive, Compensation, Nominating (Chairman)

     Mr. Judd, 60, former president, chief operating officer, and director of Phelps Dodge Corporation, joined Phelps Dodge in 1963 and worked at that company's operations in Arizona, New Mexico, and New York City. He was elected to the Phelps Dodge board of directors in 1987, president of Phelps Dodge Mining Company in 1988, and became president and chief operating officer of Phelps Dodge in 1989. He remained in those positions until the end of 1991. Mr. Judd is a member of various professional organizations and is active in numerous civic groups. He serves as a director of Morrison-Knudsen Corporation.

JAMES J. KROPID
President of James J. Kropid Investments

Director Since:  1997
Board Committees:  Executive, Compensation, Finance

     Mr. Kropid, 61, received his undergraduate degree from DePaul University and participated in the executive development program at the University of Illinois. He joined Centel Corporation in 1961 and became president of its Central Telephone Company-Nevada/Texas division in 1987. In 1993, the Governor of Nevada appointed him to the position of general manager of the Nevada State Industrial Insurance System, a position in which he served for almost two years. He is currently president of his own investment company. Mr. Kropid holds executive and board positions with various civic and charitable organizations including the National Conference for Community and Justice (formerly known as the National Conference of Christians and Jews), Las Vegas YMCA, and the Boy Scouts of America. He was formerly a board member for the Nevada Development Authority, United Way of Southern Nevada, and treasurer of St. Jude's Ranch for Children. He is a director of the Golf Company of Nevada.

MICHAEL O. MAFFIE
President and Chief Executive Officer
Southwest Gas Corporation

Director Since:  1988
Board Committees:  Executive

     Mr. Maffie, 51, joined the Company in 1978 as Treasurer after seven years with Arthur Andersen & Co. He was named Vice President/Finance and Treasurer in 1982, Senior Vice President and Chief Financial Officer in 1984, Executive Vice President in 1987, President and Chief Operating Officer in 1988, and President and Chief Executive Officer in 1993. He received his undergraduate degree in accounting and his MBA degree in finance from the University of Southern California. He serves as a director of Del Webb Corporation, Boyd Gaming Corporation, and Norwest Bank/Nevada Division. A member of various civic and professional organizations, he serves as chairman of the board of United Way of Southern Nevada and trustee and treasurer of the UNLV Foundation. He also is a director of the Pacific Coast Gas Association and the Institute of Gas Technology.

CAROLYN M. SPARKS
Co-Founder
International Insurance Services, Ltd.

Director Since:  1988
Board Committees:  Audit, Finance (Chairperson), Pension Plan Investment

     Mrs. Sparks, 57, graduated from the University of California Berkeley in 1963, and with her husband, co-founded International Insurance Services, Ltd., in 1966 in Las Vegas. She served on the University and Community College System of Nevada Board of Regents from 1984 to 1996, and in 1991 was elected to a two-year term as chair of the Board of Regents. Mrs. Sparks is actively involved with numerous charitable and civic organizations, including founding and chairing the University Medical Center Foundation and the Children's Miracle Network Telethon. She is currently chair of the Nevada Children's Center Foundation and has been elected to the Foundation Boards of the University of Nevada Las Vegas and the Community College of Southern Nevada.

ROBERT S. SUNDT
Retired President
Sundt Corp.

Director Since:  1987
Board Committees:  Executive, Finance, Nominating, Pension Plan Investment

     Mr. Sundt, 72, has been associated with Sundt Corp. in a variety of positions since 1948. He was named President of Sundt Corp. in 1983. He is now retired and has no continuing association with Sundt Corp. He is a member of the American Institute of Constructors, Consulting Constructors Council of America, and a life director of the Associated General Contractors of America. He was a member of the American Arbitration Association and has served as an arbitrator on disputes concerning the construction industry. He is a past member of the Construction Industry Presidents Forum. Mr. Sundt is affiliated with a number of community organizations and is past chairman of the Tucson Metropolitan Chamber of Commerce.

TERRANCE "TERRY" L. WRIGHT
President and Chief Executive Officer
Nevada Title Insurance Company

Director Since:  1997
Board Committees:  Audit, Compensation, Pension Plan Investment

     Mr. Wright, 49, received his undergraduate degree in business administration and his juris doctorate from DePaul University. He joined Chicago Title Insurance Company while in law school and after graduation remained with the company and eventually moved to the Las Vegas, Nevada office. In 1978, he acquired the assets of Western Title to form what is now known as Nevada Title Insurance Company. Mr. Wright is also associate general counsel for A.G. Spanos Enterprises, Inc., one of the nation's largest apartment complex builders. He is a member of the California and Illinois bar associations and is affiliated professionally with the Las Vegas Board of Realtors, Nevada Land Title Association, Las Vegas Executives, Opportunity Village, TPC board of governors, Young President's Organization, and is past-chairman of the Nevada Development Authority. Mr. Wright is also a trustee and an executive committee member of the UNLV Foundation.

     (b) Identification of Executive Officers. The name, age, position and period position held during the last five years for each of the Executive Officers of the Company are as follows:

                                                                                  PERIOD POSITION
     NAME            AGE                  POSITION                                     HELD
     ----            ---                  --------                                ---------------
Michael O. Maffie     51       President and Chief Executive Officer                1994-Present
George C. Biehl       51       Senior Vice President/Chief Financial Officer and    1996-Present
                               Corporate Secretary
                               Senior Vice President and Chief Financial Officer    1994-1996
James P. Kane         52       Senior Vice President/Operations                     1997-Present
                               Vice President/Southern Arizona Division             1994-1997
James F. Lowman       52       Senior Vice President/Central Arizona Division       1994-Present
Dudley J. Sondeno     46       Senior Vice President/Chief Knowledge and
                                 Technology Officer                                 1994-Present
Edward S. Zub         50       Senior Vice President/Regulation and Product Pricing 1996-Present
                               Vice President/Rates & Regulation                    1994-1996

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

     The Company has adopted procedures to assist its directors and executive officers in complying with Section 16(a) of the Securities and Exchange Act of 1934, as amended, which includes assisting in the preparation of forms for filing. For 1998 all but one of the required reports were filed timely. The Form 4 listing acquisitions by Carolyn Sparks, as trustee and beneficiary of the Sparks Family Trust, of 4,000 shares of Common Stock was not filed timely. An amended Form 4 for Mrs. Sparks listing the August 1998 purchase was filed in January 1999.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTORS COMPENSATION

     Outside directors receive an annual retainer of $24,000, plus $1,000 for each Board of Directors or committee meeting attended. Committee chairpersons receive an additional $500 for each committee meeting attended. The Chairman of the Board of Directors receives an additional $50,000 annually for serving in that capacity. Directors who are full-time employees of the Company or its subsidiaries receive no additional compensation for service on the Board.

     Each outside director received in May 1998, options to purchase 2,000 shares of the Common Stock under the provisions of the Option Plan. Under the terms of the Option Plan, each outside director is entitled to receive additional options to purchase 2,000 shares of the Common Stock on the date of each Annual Meeting during the ten-year term of the Option Plan. The purchase price for the options is the market price of the Common Stock on the date of the grant and will become exercisable, in increments over three years, commencing with the first anniversary of the grant. All options granted to the outside directors will expire ten years after the date of each grant. The Option Plan contains change in control provisions.

     Outside directors may defer their compensation until retirement or termination of their status as directors. Any cash they receive from the cancellation of any outstanding options as a result of a change in control of the Company may also be deferred. At retirement or termination, amounts deferred will be paid out over 5, 10, 15, or 20 years. Amounts deferred receive interest at 150 percent of the Moody's Composite Bond Rate.

     The Company also provides a retirement plan for its outside directors. With a minimum of 10 years of service, an outside director can retire and receive an annual benefit for life equal to the annual retainer, at retirement, for serving on the Company's Board. Directors who retire before age 65, after satisfying the minimum service obligation, will receive retirement benefits upon reaching age
65. Upon a change in control of the Company, each of the directors of the Company with at least eight years of service will be entitled to receive retirement benefits.

EXECUTIVE COMPENSATION

     The following table provides compensation earned by the Company's Chief Executive Officer and each of the four most highly compensated executive officers of the Company, at year-end 1998, for the years ended December 31, 1998, 1997, and 1996.

                         SUMMARY COMPENSATION TABLE (1)


                                                                                            LONG-TERM COMPENSATION
                                                                                  --------------------------------------------
                                                                                          AWARDS               PAYOUTS
                                            ANNUAL COMPENSATION                   ----------------------  --------------------
                           ------------------------------------------------------  RESTRICTED
                                                  BONUS ($)                          STOCK                 LTIP     ALL OTHER
       NAME AND                            ----------------------  OTHER ANNUAL     AWARD(S)    OPTIONS/  PAYOUTS COMPENSATION
  PRINCIPAL POSITION       YEAR  SALARY($) UTILITY(2) NON-UTILITY COMPENSATION($) ($)(2)(3)(4)  SARS(#)     ($)      ($) (5)
  ------------------       ----  --------  ---------- ----------- --------------- ------------  --------  ------- ------------
Michael O. Maffie          1998  486,301     234,005          0           0           350,997      25,000    N/A       59,410
  President & C.E.O.       1997  462,192     132,015          0           0           198,022      25,000    N/A       54,036
                           1996  435,479     129,602    500,000           0           194,403      90,000    N/A       46,210

George C. Biehl            1998  225,425      72,385          0           0           108,577       7,500    N/A       19,830
  Senior Vice President/   1997  214,877      40,762          0           0            61,143       7,500    N/A       17,329
  Chief Financial Officer  1996  204,773      40,324    200,000           0            60,485      30,000    N/A       13,700
  & Corporate Secretary

Edward S. Zub              1998  180,137      59,283          0           0            88,928       7,500    N/A       20,352
  Senior Vice President/   1997  160,729      56,871          0           0            47,807       7,500    N/A       16,583
  Regulation & Product     1996  138,484      28,802          0           0            43,223      25,000    N/A       12,723
  Pricing

James F. Lowman            1998  169,116      54,136          0           0            81,206       3,750    N/A       13,702
  Senior Vice President/   1997  161,401      35,665          0           0            45,998       3,750    N/A       12,279
  Central Arizona Division 1996  154,015      29,336          0           0            44,004      15,000    N/A       10,316

Dudley J. Sondeno          1998  167,616      53,669          0           0            80,514       6,250    N/A       14,218
  Senior Vice President/   1997  159,901      30,387          0           0            45,581       6,250    N/A       13,983
  Chief Knowledge &        1996  152,529      29,952          0           0            44,928      25,000    N/A       11,209
  Technology Officer


(1) All compensation reflected in the Summary Compensation Table is reported on an earned basis for each fiscal year.

(2) Utility bonuses and restricted stock awards earned for calendar years 1996, 1997, and 1998 were paid and awarded in 1997, 1998, and 1999, respectively. Restricted stock awards are paid in Common Stock following successful completion of a three-year restriction period.

(3) Dividends equal to the dividends paid on the Common Stock will be accrued on the restricted stock during the restriction period.

(4) The total number of restricted stock awards granted in 1996, 1997, and 1998, for calendar years 1995, 1996, and 1997, and their value based on the closing price of the Common Stock on the New York Stock Exchange on December 31, 1998, for the named executive officers are as follows:

                                             Shares                     Value
                                             ------                     -----
               Mr. Maffie                    33,564                   $893,642
               Mr. Biehl                     10,465                    278,631
               Mr. Zub                        7,504                    199,794
               Mr. Lowman                     7,737                    205,998
               Mr. Sondeno                    7,777                    207,063

(5) The amounts shown in this column for each year consist of above-market interest on deferred compensation (in excess of 120 percent of the Applicable Federal Long-term Rate) and matching contributions under the Company's executive deferral plan. Under the plan, executive officers may defer up to 100 percent of their annual cash compensation. Interest on such deferrals is set at 150 percent of the Moody's Seasoned Corporate Bond Rate. As part of the plan, the Company provides matching contributions that parallel the contributions made under the Company's 401(k) plan, which is available to all Company employees, equal to one-half of the deferred amount, up to six percent of their annual salary. The breakdown of this compensation for each named executive officer is as follows:

                                           Above-market              Matching
                                             Interest             Contributions
                                             --------             -------------
               Mr. Maffie                     $44,842                $14,568
               Mr. Biehl                       13,078                  6,752
               Mr. Zub                         14,963                  5,389
               Mr. Lowman                       8,635                  5,067
               Mr. Sondeno                      9,196                  5,022

----------------

OPTIONS/SARS GRANTED IN 1998

     The following table sets forth the number of shares of the Company's Common Stock subject to stock options granted under the 1996 Stock Incentive Plan (Option Plan) to the named executive officers listed in the Summary Compensation Table during 1998, together with related information.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                     POTENIAL REALIZABLE
                                           INDIVIDUAL GRANTS                          VALUE AT ASSUMED
                    ------------------------------------------------------------         ANNUAL RATES
                      NUMBER OF       PERCENT OF TOTAL                                  OF STOCK PRICE
                     SECURITIES         OPTIONS/SARS      EXERCISE                     APPRECIATION FOR
                     UNDERLYING          GRANTED TO        OR BASE                      OPTION TERM (2)
                    OPTIONS/SARS        EMPLOYEES IN        PRICE     EXPIRATION    ----------------------
       NAME        GRANTED (#) (1)      FISCAL YEAR        ($/SH)        DATE       5 PERCENT   10 PERCENT
       ----        ---------------    ----------------    --------    ----------    ---------   ----------
Michael O. Maffie      25,000              25.00          $23.06       7/20/08      $363,234    $916,734

George C. Biehl         7,500               7.50           23.06       7/20/08       108,970     275,020

Edward S. Zub           7,500               7.50           23.06       7/20/08       108,970     275,020

James F. Lowman         3,750               3.75           23.06       7/20/08        54,485     137,510

Dudley J. Sondeno       6,250               6.25           23.06       7/20/08        90,809     229,184
---------------

(1) Forty percent of the options become exercisable one year after the grant. Thirty percent of the options become exercisable two years after the grant, with the remaining becoming exercisable on the third anniversary of the grant.

(2) The 5 percent and 10 percent growth rates for the period ending July 20, 2008, which were determined in accordance with the rules of the SEC, illustrate that the potential future value of the granted options is linked to future increases in growth of the price of the Common Stock. Because the exercise price for the options equals the market price of the Common Stock on the date of the grant, there will be no gain to the named executive officers without an increase in the stock price. The 5 percent and 10 percent growth rates are for illustration only and are not intended to be predictive of future growth.

-------------------

OPTIONS/SAR EXERCISES AND YEAR-END VALUES

     Shown below is information with respect to unexercised options granted under the Option Plan to the named executive officers and held by them at December 31, 1998.

                   AGGREGATED OPTION/SAR EXERCISES IN 1998 AND
                           YEAR-END OPTION/SAR VALUES


                   NO. OF              NO. OF SECURITIES            VALUE OF UNEXERCISED
                   SHARES           UNDERLYING UNEXERCISED              IN-THE-MONEY
                  ACQUIRED              OPTIONS/SARS AT               OPTIONS/SARS AT
                     ON     VALUES     DECEMBER 31, 1998             DECEMBER 31, 1998 (1)
       NAME       EXERCISE REALIZED EXERCISABLE UNEXERCISABLE(2)  EXERCISABLE UNEXERCISABLE (2)
       ----       -------- -------- ----------- ----------------  ----------- -----------------
Michael O. Maffie    0         $0     73,000      67,000             $807,375   $515,438

George C. Biehl      0          0     24,000      21,000              266,625    165,094

Edward S. Zub        0          0     20,500      19,500              225,938    147,656

James F. Lowman      0          0     12,000      10,500              133,313     82,547

Dudley J. Sondeno    0          0     20,000      17,500              222,188    137,578


----------------

(1) Represents the difference between the exercise prices for in-the-money options and the closing price of $26.63 for the Company's Common Stock on the New York Stock Exchange on December 31, 1998, times the number of in-the-money options.

(2) Unexercisable options are those options which have been granted but cannot yet be exercised due to the Code restrictions on the value of incentive options, restrictions incorporated into the Option Plan, and the specific option agreements.

-----------------

BENEFIT PLANS

     Southwest Gas Basic Retirement Plan. The named executive officers participate in the Company's non-contributory, defined benefit retirement plan, which is available to all employees of the Company and its subsidiaries (other than Northern Pipeline Construction Co.). Benefits are based upon an employee's years of service, up to a maximum of 30 years, and the employee's highest 5 consecutive years salary, excluding bonuses, within the final 10 years of service.

                             PENSION PLAN TABLE (1)

                                           YEARS OF SERVICE
    ANNUAL           --------------------------------------------------------------
  COMPENSATION       10            15             20            25           30 (2)
  ------------       --            --             --            --           ------
   $50,000        $ 8,750       $13,125       $ 17,500       $21,875       $26,250
   100,000         17,500        26,250         35,000        43,750        52,500
   150,000         26,250        39,375         52,500        65,625        78,750
   200,000         35,000        52,500         70,000        87,500       105,000
   250,000         43,750        65,625         87,500       109,375       131,250
   300,000         52,500        78,750        105,000       131,250       157,500
   350,000         61,250        91,875        122,500       153,125       183,750
   400,000         70,000       105,000        140,000       175,000       210,000
   450,000         78,750       118,125        157,500       196,875       236,250
   500,000         87,500       131,250        175,000       218,750       262,500
   550,000         96,250       144,375        192,500       240,625       288,750
   600,000        105,000       157,500        210,000       262,500       315,000

------------------

(1) For 1999, the maximum annual compensation that can be considered in determining benefits under the Plan is $160,000. For future years the maximum annual compensation will be adjusted to reflect changes in the cost of living as established by the Internal Revenue Service.

(2) Years of service beyond 30 years will not increase benefits under the basic retirement plan.

-----------------

     Compensation covered under the basic retirement plan is based on salary depicted in the Summary Compensation Table. As of December 31, 1998, the credited years of service for the named executive officers shown in the Summary Compensation Table are as follows: Mr. Maffie, 20 years; Mr. Biehl, 13 years; Mr. Zub, 20 years; Mr. Lowman, 29 years; and Mr. Sondeno, 19 years.

     Amounts shown in the pension plan table are straight life annuity amounts notwithstanding the availability of joint survivorship benefit provisions. Benefits paid under the basic and supplemental retirement plans are not reduced by any Social Security benefits received.

     Supplemental Retirement Plan. The named executive officers also participate in the Company's supplemental retirement plan (SERP). Such officers with 10 or more years of service may retire at age 55 or older and will receive benefits under the SERP. Benefits from the SERP, when added to benefits received under the basic retirement plan, will equal 60 percent of each officer's highest 12-months of salary, as depicted in the Summary Compensation Table. For Mr. Maffie, compensation used to determine such benefits includes salary, cash bonuses other than the 1996 non-utility bonus, and the payment of restrictive stock awards depicted in the Summary Compensation Table. The cost to the Company for benefits under the SERP for any one of the named executive officers cannot generally be properly allocated or determined because of the overall plan assumptions and options available.

SEVERANCE AND CHANGE IN CONTROL ARRANGEMENTS

     In July 1998, the Company amended the existing employment agreements with seven of its designated officers (including the named executive officers), and entered into change in control agreements with its remaining officers. The employment agreements generally provide for the payment, upon termination of employment by the Company without cause, as defined therein, of up to one and one-half years of the amount of total annual compensation (base salary, a predetermined level of incentive compensation and fringe benefits), and up to three years of total annual compensation for Mr. Maffie. The employment agreements further provide for the payment, upon the termination of employment for

"good reason," as defined therein, within two years following a change in control of the Company, of an amount equal to two to two and one-half times total annual compensation for each of these officers, other than Mr. Maffie who would receive three times total annual compensation. The change in control agreements for the other officers parallel the change in control provisions of the employment agreements.

     Restricted stock awards, stock options, or stock appreciation rights will vest and become immediately exercisable upon a change in control. Benefits under the SERP will also vest and/or accelerate. If any payment under these agreements would constitute a "parachute payment" subject to excise tax under the Code, the officer will be entitled to an additional "gross-up" payment. The terms of these agreements are for 24 months for each of the officers, other than Mr. Maffie whose agreement is for 36 months. Each of the agreements will be automatically extended annually for successive one-year periods, unless canceled by the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The directors who served on the Company's Compensation Committee during 1998 were Lloyd T. Dyer (Chairman), Manuel J. Cortez, Thomas Y. Hartley, Leonard
R. Judd, James J. Kropid, and James R. Lincicome. Director Kropid joined the committee after the retirement of James R. Lincicome at last year's Annual Meeting of Shareholders. Mr. Lincicome served on the committee during 1998 until his retirement in May 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners. A group of investment companies headed by Mario J. Gabelli reported in February 1999, that it owned 3,023,883 shares of the Common Stock (approximately 9.9 percent as of March 15,
1999). The Company has been advised that the investment companies hold the shares as investment advisors for other beneficial owners.

     (b) Security Ownership of Management. The following table discloses all Common Stock of the Company beneficially owned by the directors and the executive officers of the Company, as of March 15, 1999.

                                                NO. OF SHARES          PERCENT OF OUTSTANDING
        DIRECTOR/EXECUTIVE OFFICER          BENEFICIALLY OWNED (1)         COMMON STOCK (2)
        --------------------------          ----------------------     ----------------------
        George C. Biehl                          49,220 (3)(4)                  *
        Manuel J. Cortez                          6,259 (5)                     *
        Lloyd T. Dyer                             8,881 (5)(6)                  *
        Thomas Y. Hartley                        17,630 (5)(7)                  *
        Michael B. Jager                          8,620 (5)(8)                  *
        Leonard R. Judd                           6,300 (5)(9)                  *
        James J. Kropid                           3,098 (10)                    *
        Michael O. Maffie                       134,276 (3)(11)                 *
        Carolyn M. Sparks                        10,820 (5)(12)                 *
        Robert S. Sundt                           9,300 (5)(13)                 *
        Terrance L. Wright                        1,714 (14)                    *
        James F. Lowman                          30,811 (15)                    *
        Dudley J. Sondeno                        33,392 (16)                    *
        Edward S. Zub                            38,893 (17)                    *

        Other Executive Officers                 70,560 (18)                    *
                                                -------
               Total                            429,774                       1.4
                                                =======                       ===

---------------

(1) The Common Stock holdings listed in this column include performance shares granted to the Company's executive officers under the Company's Management Incentive Plan (MIP) for 1996, 1997, and 1998 and exercisable options issued under the 1996 Stock Incentive Plan (Option Plan).

(2) As of March 15, 1999, the directors and executive officers of the Company beneficially owned, including exercisable options and MIP performance shares, 429,774 shares, which represent 1.4 percent of the Company's outstanding shares. No individual officer or director owned more than 1 percent of the Common Stock.

(3) Number of shares does not include 6,618 shares held by the Southwest Gas Corporation Foundation, which is a charitable trust. Messrs. Maffie and Biehl are trustees of the Foundation but disclaim beneficial ownership of said shares.

(4) The holdings include 24,000 shares which Mr. Biehl has the right to acquire through the exercise of options under the Option Plan.

(5) The holdings include 4,300 shares which the non-employee directors have the right to acquire through the exercise of options under the Option Plan.

(6) Number of shares include 4,581 shares over which Mr. Dyer has shared voting and investment control with his spouse through a family trust.

(7) Number of shares include 311 shares over which Mr. Hartley has shared voting and investment control with his spouse through a family trust.

(8) Number of shares includes 2,320 shares over which Mr. Jager has shared voting and investment control with his spouse through a family trust and 2,000 shares held in trust for Mr. Jager's spouse, over which Mr. Jager has no control.

(9) Number of shares includes 2,000 shares over which Mr. Judd has shared voting and investment control with his spouse.

(10) The holdings include 1,464 shares which Mr. Kropid has the right to acquire through the exercise of options under the Option Plan and 1,634 shares over which he has shared voting and investment power with his spouse through a family trust. The family trust also holds 1,500 shares of Trust Originated Preferred Securities issued by the Company's financing subsidiary, Southwest Gas Capital I.

(11) The holdings include 73,000 shares which Mr. Maffie has the right to acquire through the exercise of options under the Option Plan and 3,044 shares over which he has shared voting and investment control with his spouse.

(12) Number of shares includes 5,000 shares over which Mrs. Sparks has shared voting and investment control with her spouse through a family trust and 1,520 shares held as joint tenants with her spouse.

(13) Number of shares includes 5,000 shares over which Mr. Sundt has shared voting and investment control with his spouse.

(14) The holdings include 1,464 shares which Mr. Wright has the right to acquire through the exercise of options under the Option Plan.

(15) The holdings include 12,000 shares which Mr. Lowman has the right to acquire through the exercise of options under the Option Plan.

(16) The holdings include 20,000 shares which Mr. Sondeno has the right to acquire through the exercise of options under the Option Plan.

(17) The holdings include 20,500 shares which Mr. Zub has the right to acquire through the exercise of options under the Option Plan and 105 shares held solely by his spouse.

(18) The holdings of other executive officers include 42,000 shares that can be acquired through the exercise of options under the Option Plan.

----------------

     (c) Changes in Control. In December 1998, the Company announced a definitive agreement to be acquired by ONEOK, Inc. See ITEM 1. BUSINESS.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report on Form 10-K:

         (1) The Consolidated Financial Statements of the Company (including the Report of Independent Public Accountants) required to be reported herein are incorporated by reference to the information reported in the 1998 Annual Report to Shareholders under the following captions:

                 Report of Independent Public Accountants.....................39
                 Consolidated Balance Sheets..................................40
                 Consolidated Statements of Income............................41
                 Consolidated Statements of Cash Flows........................42
                 Consolidated Statements of Stockholders' Equity..............43
                 Notes to Consolidated Financial Statements...................44


         (2) All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

         (3) See List of exhibits.

     (b) Reports on Form 8-K.

         The Company filed a Form 8-K, dated February 10, 1999, reporting summary financial information for the year ended December 31, 1998.

     (c) See List of exhibits.

                                LIST OF EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION OF DOCUMENT
-------      -----------------------

2.01(15) Agreement between Southwest Gas Corporation, The Southwest Companies and PriMerit Bank, Federal Savings Bank, as sellers and Norwest Corporation as buyer, dated April 10, 1996, regarding sale of assets and liabilities of PriMerit Bank.

2.02(24) Agreement and Plan of Merger by and among ONEOK, Inc., Oasis Acquisition Corporation, and Southwest Gas Corporation dated as of December 14, 1998.

3(i)(20)     Restated Articles of Incorporation, as amended.

3(ii)        Amended Bylaws of Southwest Gas Corporation.

4.01(1) Indenture between the Company and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Trustee, dated August 1, 1986, with respect to 9% Series A and Series B and 8 3/4% Series C Debentures.

4.02(6) Sixth Supplemental Indenture of the Company to Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Trustee, dated as of June 16, 1992, supplementing and amending the Indenture dated as of August 1, 1986, with respect to 9 3/4% Debentures, Series F, due 2002.

4.03(7) Indenture between Clark County, Nevada, and Bank of America Nevada as Trustee, dated September 1, 1992, with respect to the issuance of $130,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation), $30,000,000 1992 Series A, due 2027, and $100,000,000
             1992 Series B, due 2032.

4.04(8) Indenture between Clark County, Nevada, and Harris Trust and Savings Bank as Trustee, dated December 1, 1993, with respect to the issuance of $75,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation), 1993 Series A, due 2033.

4.05(8) Indenture between City of Big Bear Lake, California, and Harris Trust and Savings Bank as Trustee, dated December 1, 1993, with respect to the issuance of $50,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation Project), 1993 Series A, due 2028.

4.06(16) Indenture between the Company and Harris Trust and Savings Bank dated July 15, 1996, with respect to Debt Securities.

4.07(17) First Supplemental Indenture of the Company to Harris Trust and Savings Bank dated August 1, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to 7 1/2% and 8% Debentures, due 2006 and 2026, respectively.

4.08(19) Second Supplemental Indenture of the Company to Harris Trust and Savings Bank dated December 30, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to Medium-Term Notes.

4.09(3)      Certificate of Trust of Southwest Gas Capital I.

4.10(11)     Amended and Restated Declaration of Trust of Southwest Gas
             Capital I.

4.11(11) Form of Preferred Security (attached as Annex I to Exhibit A to the Amended and Restated Declaration of Trust of Southwest Gas Capital I included as Exhibit 4.10 hereto).

4.12(4)      Form of Guarantee with respect to Preferred Securities.

4.13(10) Southwest Gas Capital I Preferred Securities Guarantee by the Company and Harris Trust and Savings Bank, dated as of October 31, 1995.

4.14(10) Form of Subordinated Debt Security (included in the First Supplemental Indenture included as Exhibit 4.16 hereto).

4.15(10) Subordinated Debt Securities Indenture between the Company and Harris Trust and Savings Bank, dated as of October 31, 1995.

4.16(10) First Supplemental Indenture between the Company and Harris Trust and Savings Bank, dated as of October 31, 1995, supplementing and amending the Indenture dated as of October 31, 1995, with respect to the 9.125% Subordinated Debt Securities.

4.17(2)      Form of Deposit Agreement.

4.18(2) Form of Depositary Receipt (attached as Exhibit A to Deposit Agreement included as Exhibit 4.17 hereto).

4.19 Amended and Restated Rights Agreement between the Company and Harris Trust Company, as Rights Agent, dated as of February 9, 1999.

4.20 The Company hereby agrees to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Southwest Gas Corporation or its subsidiaries.

10.01(5) Participation Agreement among the Company and General Electric Credit Corporation, Prudential Insurance Company of America, Aetna Life Insurance Company, Merrill Lynch Interfunding, Bank of America through purchase of Valley Bank of Nevada, Bankers Trust Company and First Interstate Bank of Nevada, dated as of July 1, 1982.

10.02(18)    Amended and Restated Lease Agreement between the Company and Spring
             Mountain Road Associates, dated as of July 1, 1996.

10.03(8) Financing Agreement between the Company and Clark County, Nevada, dated September 1, 1992.

10.04(8) Financing Agreement between the Company and Clark County, Nevada, dated as of December 1, 1993.

10.05(8) Project Agreement between the Company and City of Big Bear Lake, California, dated as of December 1, 1993.

10.06(9) Southwest Gas Corporation Executive Deferral Plan, amended and restated as of May 10, 1994.

10.07(14)    Southwest Gas Corporation Directors Deferral Plan, together with first amendment dated March 5, 1996.

10.08(8) Southwest Gas Corporation Board of Directors Retirement Plan, amended and restated as of October 1, 1993.

10.09(22)    Southwest Gas Corporation Management Incentive Plan, amended and restated January 1, 1995.

10.10(9) Southwest Gas Corporation Supplemental Retirement Plan, amended and restated as of May 10, 1994.

10.11(23)    Form of Employment Agreement with Company Officers.

10.12(23)    Form of Change in Control Agreement with Company Officers.

10.13(12)    Merger Agreement among the Company and Northern Pipeline
             Construction Co., dated as of November 13, 1995.

10.14(13)    Southwest Gas Corporation 1996 Stock Incentive Plan.

10.15(21)    $350 million Revolving Credit Agreement among the Company, Union
             Bank of Switzerland, et al., dated as of June 12, 1997.

12.01 Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends of the Company.

13.01 Portions of 1998 Annual Report incorporated by reference to the Form 10-K.

21.01        List of subsidiaries of Southwest Gas Corporation.

23.01        Consent of Arthur Andersen LLP, Independent Public Accountants.

27.01        Financial Data Schedule (filed electronically only).

-----------------

(1) Incorporated herein by reference to the Registration Statement on Form S-3, No. 33-7931.

(2) Incorporated herein by reference to the Registration Statement on Form S-3, No. 33-55621.

(3) Incorporated herein by reference to the Registration Statement on Form S-3, No. 33-62143.

(4) Incorporated herein by reference to Amendment No. 1 to Registration Statement on Form S-3, No. 33-62143.

(5) Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1982.

(6) Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 1992.

(7) Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 1992.

(8) Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1993.

(9) Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 1994

(10) Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 1995.

(11) Incorporated herein by reference to the report on Form 8-K dated October 26, 1995.

(12) Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1995.

(13) Incorporated herein by reference to the Proxy Statement dated May 30, 1996.

(14) Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 1996.

(15) Incorporated herein by reference to the report on Form 8-K dated July 19, 1996.

(16) Incorporated herein by reference to the report on Form 8-K dated July 26, 1996.

(17) Incorporated herein by reference to the report on Form 8-K dated July 31, 1996.

(18) Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 1996.

(19) Incorporated herein by reference to the report on Form 8-K dated December 30, 1996.

(20) Incorporated herein by reference to the report on Form 10-Q for the quarter ended March 31, 1997.

(21) Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 1997.

(22) Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1997.

(23) Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 1998.

(24) Incorporated herein by reference to the report on Form 8-K dated December 14, 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 SOUTHWEST GAS CORPORATION


Date:  March 25, 1999                            By  /s/ MICHAEL O. MAFFIE
                                                    ----------------------------
                                                    Michael O. Maffie,
                                                    President and Chief
                                                    Executive Officer


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

             SIGNATURE                             TITLE                           DATE
             ---------                             -----                           ----
        /s/ GEORGE C. BIEHL              Senior Vice President,              March 25, 1999
------------------------------------     Chief Financial Officer and
         (George C. Biehl)               Corporate Secretary


        /s/ EDWARD A. JANOV              Vice President, Controller and      March 25, 1999
------------------------------------     Chief Accounting Officer
         (Edward A. Janov)


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

              SIGNATURE                        TITLE                          DATE
              ---------                        -----                          ----

        /s/ GEORGE C.  BIEHL       Director, Senior Vice President,      March 25, 1999
        --------------------        Chief Financial Officer and
          (George C. Biehl)            Corporate Secretary

         /s/ MANUEL J. CORTEZ                  Director                  March 25, 1999
         --------------------
         (Manuel J. Cortez)


          /s/ LLOYD T. DYER                    Director                  March 25, 1999
          -----------------
           (Lloyd T. Dyer)


        /s/ THOMAS Y. HARTLEY            Chairman of the Board           March 25, 1999
        ---------------------                of Directors
         (Thomas Y. Hartley)


        /s/ MICHAEL B. JAGER                   Director                  March 25, 1999
        --------------------
         (Michael B. Jager)


        /s/ LEONARD R. JUDD                    Director                  March 25, 1999
        -------------------
         (Leonard R. Judd)


         /s/ JAMES J. KROPID                   Director                  March 25, 1999
         -------------------
         (James J. Kropid)


        /s/ MICHAEL O. MAFFIE          Director, President and           March 25, 1999
        ---------------------          Chief Executive Officer
         (Michael O. Maffie)


        /s/ CAROLYN M. SPARKS                  Director                  March 25, 1999
        ---------------------
         (Carolyn M. Sparks)


         /s/ ROBERT S. SUNDT                   Director                  March 25, 1999
         -------------------
          (Robert S. Sundt)


       /s/ TERRANCE L. WRIGHT                  Director                  March 25, 1999
       ----------------------
        (Terrance L. Wright)

                                 EXHIBITS INDEX

EXHIBIT
NUMBER       DESCRIPTION OF DOCUMENT
-------      -----------------------

3(ii)        Amended Bylaws of Southwest Gas Corporation.

4.19 Amended and Restated Rights Agreement between the Company and Harris Trust Company, as Rights Agent, dated as of February 9, 1999.

12.01 Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends of the Company.

13.01 Portions of 1998 Annual Report incorporated by reference to the Form 10-K.

21.01        List of subsidiaries of Southwest Gas Corporation.

23.01        Consent of Arthur Andersen LLP, Independent Public Accountants.

27.01        Financial Data Schedule (filed electronically only).