Form 10-Q
period 1999-03-31
SOUTHWEST GAS CORP
filed 1999-05-14
CIK 92416

================================================================================




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999


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

        Common Stock, $1 Par Value, 30,587,896 shares as of May 4, 1999.




================================================================================

                  PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                               (Thousands of dollars, except par value)

                                                                       MARCH 31,          DECEMBER 31,
                                                                         1999                 1998
                                                                    --------------       --------------
                                  ASSETS                             (Unaudited)
Utility plant:
    Gas plant                                                       $   2,061,817        $   2,020,139
    Less: accumulated depreciation                                       (627,650)            (612,138)
    Acquisition adjustments                                                 3,786                3,881
    Construction work in progress                                          44,527               47,480
                                                                    --------------       --------------
        Net utility plant                                               1,482,480            1,459,362
                                                                    --------------       --------------
Other property and investments                                             72,695               73,926
                                                                    --------------       --------------
Current assets:
    Cash and cash equivalents                                              14,183               18,535
    Accounts receivable, net of allowances                                 83,424               88,037
    Accrued utility revenue                                                33,000               56,873
    Deferred purchased gas costs                                           23,068               57,595
    Prepaids and other current assets                                      28,270               26,346
                                                                    --------------       --------------
        Total current assets                                              181,945              247,386
                                                                    --------------       --------------
Deferred charges and other assets                                          49,199               50,020
                                                                    --------------       --------------
Total assets                                                        $   1,786,319        $   1,830,694
                                                                    ==============       ==============

                      CAPITALIZATION AND LIABILITIES
Capitalization:
    Common stock, $1 par (authorized - 45,000,000 shares; issued
        and outstanding - 30,554,952 and 30,409,616 shares)         $      32,185        $      32,040
    Additional paid-in capital                                            427,541              424,840
    Retained earnings                                                      41,505               19,520
                                                                    --------------       --------------
        Total common equity                                               501,231              476,400
    Redeemable preferred securities of Southwest Gas Capital I             60,000               60,000
    Long-term debt, less current maturities                               779,599              812,906
                                                                    --------------       --------------
        Total capitalization                                            1,340,830            1,349,306
                                                                    --------------       --------------
Current liabilities:
    Current maturities of long-term debt                                    5,049                5,270
    Short-term debt                                                           720               52,000
    Accounts payable                                                       55,591               64,295
    Customer deposits                                                      24,981               24,333
    Accrued taxes                                                          66,774               33,480
    Accrued interest                                                       14,034               13,872
    Deferred taxes                                                          5,414               12,627
    Other current liabilities                                              44,177               44,917
                                                                    --------------       --------------
        Total current liabilities                                         216,740              250,794
                                                                    --------------       --------------
Deferred income taxes and other credits:
    Deferred income taxes and investment tax credits                      176,503              179,666
    Other deferred credits                                                 52,246               50,928
                                                                    --------------       --------------
        Total deferred income taxes and other credits                     228,749              230,594
                                                                    --------------       --------------
Total capitalization and liabilities                                $   1,786,319        $   1,830,694
                                                                    ==============       ==============

        The accompanying notes are an integral part of these statements.

                               SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME
                                (In thousands, except per share amounts)
                                              (Unaudited)

                                                          THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                                               March 31,                March 31,
                                                        ----------------------- ------------------------
                                                           1999        1998        1999         1998
                                                        ----------- ----------- ------------ -----------
Operating revenues:
    Gas operating revenues                              $  279,110  $  274,363  $   804,344  $  677,464
    Construction revenues                                   28,915      18,238      128,389     111,916
                                                        ----------- ----------- ------------ -----------
        Total operating revenues                           308,025     292,601      932,733     789,380
                                                        ----------- ----------- ------------ -----------
Operating expenses:
    Net cost of gas sold                                   135,886     120,987      344,748     245,726
    Operations and maintenance                              53,566      50,850      211,888     203,561
    Depreciation and amortization                           24,167      21,384       91,587      85,414
    Taxes other than income taxes                            7,212       7,972       30,886      29,711
    Construction expenses                                   24,469      15,906      112,231      98,720
                                                        ----------- ----------- ------------ -----------
        Total operating expenses                           245,300     217,099      791,340     663,132
                                                        ----------- ----------- ------------ -----------
Operating income                                            62,725      75,502      141,393     126,248
                                                        ----------- ----------- ------------ -----------
Other income and (expenses):
    Net interest deductions                                (14,870)    (16,280)     (61,944)    (64,866)
    Preferred securities distributions                      (1,369)     (1,369)      (5,475)     (5,475)
    Other income (deductions)                                  277         602       (1,715)    (11,267)
                                                        ----------- ----------- ------------ -----------
        Total other income and (expenses)                  (15,962)    (17,047)     (69,134)    (81,608)
                                                        ----------- ----------- ------------ -----------
Income before income taxes                                  46,763      58,455       72,259      44,640
Income tax expense                                          18,497      22,502       32,409      13,786
                                                        ----------- ----------- ------------ -----------
Net income                                              $   28,266  $   35,953  $    39,850  $   30,854
                                                        =========== =========== ============ ===========

Basic earnings per share                                $     0.93  $     1.31  $      1.36  $     1.13
                                                        =========== =========== ============ ===========
Diluted earnings per share                              $     0.92  $     1.30  $      1.35  $     1.13
                                                        =========== =========== ============ ===========
Dividends paid per share                                $    0.205  $    0.205  $      0.82  $     0.82
                                                        =========== =========== ============ ===========

Average number of common shares outstanding                 30,497      27,447       29,363      27,225
Average shares outstanding (assuming dilution)              30,753      27,605       29,591      27,358


                      The accompanying notes are an integral part of these statements.

                                  SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Thousands of dollars)
                                                (Unaudited)

                                                                   THREE MONTHS ENDED        TWELVE MONTHS ENDED
                                                                        MARCH 31,                 MARCH 31,
                                                                ------------------------- -------------------------
                                                                    1999         1998         1999         1998
                                                                ------------ ------------ ------------ ------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                                 $    28,266  $    35,953  $    39,850  $    30,854
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                              24,167       21,384       91,587       85,414
          Deferred income taxes                                     (10,376)       3,426      (13,954)      23,983
          Changes in current assets and liabilities:
            Accounts receivable, net of allowances                    4,613         (857)      (4,551)      (6,194)
            Accrued utility revenue                                  23,873       20,873          500       (5,230)
            Deferred purchased gas costs                             34,527          601       63,283      (26,235)
            Accounts payable                                         (8,704)      (4,821)      (1,912)      13,974
            Accrued taxes                                            33,294       29,533       35,541       19,396
            Other current assets and liabilities                     (2,231)       2,438       11,094        2,919
          Other                                                         287           32        1,233       13,542
                                                                ------------ ------------ ------------ ------------
           Net cash provided by operating activities                127,716      108,562      222,671      152,423
                                                                ------------ ------------ ------------ ------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Construction expenditures and property additions               (45,682)     (37,212)    (203,091)    (167,080)
     Other                                                            1,766       (3,310)       9,403       (3,304)
                                                                ------------ ------------ ------------ ------------
          Net cash used in investing activities                     (43,916)     (40,522)    (193,688)    (170,384)
                                                                ------------ ------------ ------------ ------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Issuance of common stock, net                                    2,846        2,342       67,684       11,397
     Dividends paid                                                  (6,252)      (5,623)     (24,305)     (22,309)
     Issuance of long-term debt, net                                  1,000        1,300       40,564       54,562
     Retirement of long-term debt, net                              (34,466)      (1,776)     (39,313)      (7,426)
     Repayment of short-term debt                                   (51,280)     (64,000)     (77,280)      (8,000)
                                                                ------------ ------------ ------------ ------------
          Net cash provided by (used in) financing activities       (88,152)     (67,757)     (32,650)      28,224
                                                                ------------ ------------ ------------ ------------
     Change in cash and temporary cash investments                   (4,352)         283       (3,667)      10,263
     Cash at beginning of period                                     18,535       17,567       17,850        7,587
                                                                ------------ ------------ ------------ ------------
     Cash at end of period                                      $    14,183  $    17,850  $    14,183  $    17,850
                                                                ============ ============ ============ ============
     Supplemental information:
     Interest paid, net of amounts capitalized                  $    14,218  $    15,291  $    60,091  $    58,596
                                                                ============ ============ ============ ============
     Income taxes paid (received), net                          $     4,209  $      (599) $     9,776  $   (34,640)
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

BASIS OF PRESENTATION. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report to Shareholders, which is incorporated by reference into the Form 10-K.

INTERCOMPANY TRANSACTIONS. The construction services segment recognizes revenues generated from contracts with Southwest (see Note 2 below). Accounts receivable for these services were $6.2 million at March 31, 1999 and $5 million at December 31, 1998. The accounts receivable balance, revenues, and associated profits are included in the consolidated financial statements of the Company and were not eliminated during consolidation. Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," provides that intercompany profits on sales to regulated affiliates should not be eliminated in consolidation if the sales price is reasonable and if future revenues approximately equal to the sales price will result from the rate-making process. Management believes these two criteria are being met.

NOTE 2 - SEGMENT INFORMATION

The following tables list revenues from external customers, intersegment revenues, and segment income (thousands of dollars):


                                                   Natural Gas           Construction
                                                   Operations              Services              Total
                                                 ---------------       ----------------      -------------
THREE MONTHS ENDED MARCH 31, 1999
Revenues from external customers                 $       279,110       $         17,219      $     296,329
Intersegment revenues                                         --                 11,696             11,696
                                                 ---------------       ----------------      -------------
     Total                                       $       279,110       $         28,915      $     308,025
                                                 ===============       ================      =============
Segment income                                   $        27,065       $          1,201      $      28,266
                                                 ===============       ================      =============

THREE MONTHS ENDED MARCH 31, 1998
Revenues from external customers                 $       274,363       $          9,131      $     283,494
Intersegment revenues                                         --                  9,107              9,107
                                                 ---------------       ----------------      -------------
     Total                                       $       274,363       $         18,238      $     292,601
                                                 ===============       ================      =============
Segment income                                   $        35,657       $            296      $      35,953
                                                 ===============       ================      =============

NOTE 3 - MERGER AGREEMENT WITH ONEOK, INC.

In December 1998, the Boards of Directors of the Company and ONEOK, Inc. (ONEOK), headquartered in Tulsa, Oklahoma, announced an agreement for the Company to be merged into ONEOK. The agreement called for ONEOK to pay $28.50 in cash for each share of Company common stock outstanding. In April 1999, the agreement was amended to reflect, among other things, a revised cash purchase price of $30 per share. The transaction is subject to customary conditions, including approvals from shareholders of the Company and state regulators in Arizona, California, and Nevada.

In February 1999, the Company announced that it had received an unsolicited proposal from Southern Union Company (Southern Union), headquartered in Austin, Texas, offering to acquire the Company for $32.00 per share in cash. Under the terms of the original agreement with ONEOK, and as a result of certain preliminary determinations made by the Board of Directors of the Company, the Board of Directors authorized management to commence substantive discussions with Southern Union regarding its proposal. In April 1999, the Board of Directors approved the amendment to the agreement with ONEOK and rejected the unsolicited bid by Southern Union. Southern Union revised its offer to $33.50 per share in late April 1999. In May 1999, the Board of Directors rejected the revised bid.

The merger agreement, as amended, with ONEOK remains in full force and effect.

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

Southwest purchases, transports, and distributes natural gas to approximately 1,225,000 residential, commercial, industrial and other customers, of which 57 percent are located in Arizona, 33 percent are in Nevada, and 10 percent are in California. During the twelve months ended March 31, 1999, Southwest earned 57 percent of operating margin in Arizona, 33 percent in Nevada, and 10 percent in California. During this same period, Southwest earned 83 percent of operating margin from residential and small commercial customers, 5 percent from other sales customers, and 12 percent from transportation customers. These patterns are similar to prior years and are expected to continue.

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

Southwest continues to experience significant population growth throughout its service territories. This growth has required large amounts of capital to finance the investment in infrastructure, in the form of new transmission and distribution plant, to satisfy consumer demand. For the twelve months ended March 31, 1999, natural gas construction expenditures totaled $186 million. Approximately 75 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest (net of dividends) were $188 million for the twelve months ended March 31, 1999. Operating cash flows exceeded expected levels due to higher earnings and deferred purchased gas cost recoveries.

Southwest estimates construction expenditures during the three-year period ending December 31, 2001 will be approximately $580 million. During the three-year period, cash flow from operating activities (net of dividends) is estimated to fund approximately 60 percent of the gas operations total construction expenditures. A portion of the construction expenditure funding will be provided by $20 million of funds held in trust, at December 31, 1998, from the issuance of industrial development revenue bonds (IDRB). The remaining cash requirements are expected to be provided by external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, growth factors in Southwest service areas, and merger-related developments (see Note 3). These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing. Under the agreement with ONEOK, common stock issuances are currently limited to those necessary under employee benefit and dividend reinvestment plans.

RESULTS OF CONSOLIDATED OPERATIONS


Quarterly Analysis
------------------

                                                                          Contribution to Net Income
                                                                         Three Months Ended March 31,
                                                                  ------------------------------------------
                                                                            (Thousands of dollars)
                                                                      1999                           1998
                                                                  -----------                    -----------
Natural gas operations                                            $    27,065                    $    35,657
Construction services                                                   1,201                            296
                                                                  -----------                    -----------
Net income                                                        $    28,266                    $    35,953
                                                                  ===========                    ===========

Net income for the quarter ended March 31, 1999 was $0.93 per share, compared to $1.31 per share recorded during the corresponding quarter of the prior year. Earnings from natural gas operations decreased $0.41 per share. See separate discussion at Results of Natural Gas Operations for changes as they relate to gas operations. Construction services contributed per share earnings of $0.04 during the current quarter, a $0.03 per share increase from the corresponding quarter of the prior year. The improvement is attributed to the continuance of a high volume of work that carried over from the prior quarter resulting from unseasonably warm, dry weather conditions in several cold-climate operating areas. Average shares outstanding increased 3.1 million shares between periods primarily due to a 2.5 million share issuance of common stock in August 1998 and continuing issuances under the Dividend Reinvestment and Stock Purchase Plan.


Twelve-Month Analysis
---------------------

                                                                          Contribution to Net Income
                                                                         Twelve Months Ended March 31,
                                                                  --------------------------------------------
                                                                            (Thousands of dollars)
                                                                       1999                           1998
                                                                  --------------                 -------------
Natural gas operations                                            $       36,238                 $      28,946
Construction services                                                      3,612                         1,908
                                                                  --------------                 -------------
Net income                                                        $       39,850                 $      30,854
                                                                  ==============                 =============

Earnings per share for the twelve months ended March 31, 1999 were $1.36, a $0.23 increase from per share earnings of $1.13 recorded during the prior twelve-month period. Earnings contributed from natural gas operations increased $0.18 per share. Prior-period results included the impact of several nonrecurring events recorded during the fourth quarter of 1997, which reduced earnings per share by $0.15. See separate discussion at Results of Natural Gas Operations for changes as they relate to gas operations. Construction services activities contributed per share earnings of $0.12, a $0.05 per share improvement over the prior twelve-month period. The improvement is attributed to obtaining new work, eliminating less profitable contracts, implementing cost containment measures, and better-than-expected weather conditions in several cold-climate operating areas which prevented the normal slow down in work during the fourth quarter of 1998 and the first quarter of 1999. Average shares outstanding increased 2.1 million shares between periods primarily due to a 2.5 million share issuance of common stock in August 1998 and continuing issuances under the Dividend Reinvestment and Stock Purchase Plan.

The following table sets forth the ratios of earnings to fixed charges for the
Company:


                                                                          For the Twelve Months Ended
                                                                  ------------------------------------------
                                                                   March 31,                    December 31,
                                                                      1999                          1998
                                                                  ------------                  ------------

Ratios of earnings to fixed charges                                   1.94                           2.08


Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), preferred securities distributions, and amortized debt costs.

RESULTS OF NATURAL GAS OPERATIONS


Quarterly Analysis
------------------

                                                                           Three Months Ended
                                                                                March 31,
                                                                     ------------------------------
                                                                         (Thousands of dollars)
                                                                        1999                1998
                                                                     -----------        -----------
Gas operating revenues                                               $   279,110        $   274,363
Net cost of gas sold                                                     135,886            120,987
                                                                     -----------        -----------
   Operating margin                                                      143,224            153,376
Operations and maintenance expense                                        53,566             50,850
Depreciation and amortization                                             21,911             19,302
Taxes other than income taxes                                              7,212              7,972
                                                                     -----------        -----------
   Operating income                                                       60,535             75,252
Other income                                                                 117                 11
                                                                     -----------        -----------
   Income before interest and income taxes                                60,652             75,263
Net interest deductions                                                   14,632             16,025
Preferred securities distributions                                         1,369              1,369
Income tax expense                                                        17,586             22,212
                                                                     -----------        -----------
   Contribution to consolidated net income                           $    27,065        $    35,657
                                                                     ===========        ===========

Contribution from natural gas operations declined approximately $8.6 million compared to the first quarter of 1998. The decline was principally the result of lower operating margin and higher operating expenses incurred as a result of the expansion and upgrading of the gas system to accommodate continued customer growth, partially offset by reduced financing costs.

Operating margin decreased $10.2 million, or seven percent, in the first quarter of 1999 compared to the same period a year ago. Differences in heating demand caused by weather variations between periods resulted in a $13 million decrease, much of which was attributed to colder-than-normal temperatures during the prior period. Partially offsetting the weather-related impacts was an increase of approximately $3 million in operating margin due to customer growth, as Southwest served 60,000, or five percent, more customers than a year ago.

Operations and maintenance expenses increased $2.7 million, or five percent, reflecting general increases in labor and maintenance costs along with incremental operating expenses associated with providing service to a steadily growing customer base.

Depreciation expense and general taxes increased a net $1.8 million, or seven percent, as a result of construction activities. Average gas plant in service increased $156 million, or eight percent, as compared to the first quarter of 1998. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Net interest deductions decreased $1.4 million, or nine percent, resulting primarily from lower average short-term debt balances. Strong cash flows coupled with a 2.5 million share common stock offering during the third quarter of 1998 were the primary reasons for the reduction.


Twelve-Month Analysis
---------------------

                                                                           Twelve Months Ended
                                                                               March 31,
                                                                     ------------------------------
                                                                         (Thousands of dollars)
                                                                        1999                1998
                                                                     -----------        -----------
Gas operating revenues                                               $   804,344        $   677,464
Net cost of gas sold                                                     344,748            245,726
                                                                     -----------        -----------
  Operating margin                                                       459,596            431,738
Operations and maintenance expense                                       211,888            203,561
Depreciation and amortization                                             82,840             75,872
Taxes other than income taxes                                             30,886             29,711
                                                                     -----------        -----------
  Operating income                                                       133,982            122,594
Other income (expense)                                                    (2,009)           (12,363)
                                                                     -----------        -----------
  Income before interest and income taxes                                131,973            110,231
Net interest deductions                                                   60,891             63,515
Preferred securities distributions                                         5,475              5,475
Income tax expense                                                        29,369             12,295
                                                                     -----------        -----------
  Contribution to consolidated net income                            $    36,238        $    28,946
                                                                     ===========        ===========

Contribution to consolidated net income increased $7.3 million compared to the corresponding twelve-month period ended March 1998. The increase was the result of improvements in operating margin, partially offset by higher operating expenses. Prior-period results included the effects of several nonrecurring events recorded during the fourth quarter of 1997.

Operating margin increased $27.9 million, or six percent, due to rate relief and customer growth. Rate relief received effective September 1997 contributed
$15 million towards the increase and customer growth accounted for the remainder. Both periods experienced weather that was moderately colder than normal. Consequently, there was not a significant weather-related operating margin variance between periods.

Operations and maintenance expenses increased $8.3 million, or four percent, reflecting general increases in labor and maintenance costs along with incremental operating expenses associated with providing service to a steadily growing customer base.

Depreciation expense and general taxes increased $8.1 million, or eight percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $141 million, or eight percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate new customers being added to the system.

Net interest deductions decreased $2.6 million, or four percent, during the twelve months ended March 1999 compared to the corresponding prior twelve-month period. Strong cash flows, coupled with a 2.5 million share common stock offering during the third quarter of 1998, reduced the need for new borrowings and also reduced the average amount of short-term debt outstanding.

Other income (expense) improved $10.4 million. During the fourth quarter of 1997, Southwest recognized nonrecurring charges to income related to cost overruns on two separate construction projects. These charges are reflected in Other income (expense). An $8 million pretax charge resulted from cost overruns experienced during expansion of the northern California service territory. See Rates and Regulatory Proceedings herein. A second pretax charge, for $5 million, related to cost overruns on a nonutility construction project. See Note 11 of the Notes to Consolidated Financial Statements in the 1998 Annual Report to Shareholders for additional disclosures related to this charge. Partially offsetting these charges was the recognition of a $3.4 million income tax benefit related to the successful settlement in November 1997 of open tax issues dating back as far as 1988. The combined impact of these three events was a

$4.1 million, or $0.15 per share, after-tax reduction to earnings. In connection with the proposed merger into ONEOK, Southwest incurred approximately
$1.5 million (pretax) of financial advisor, legal, and other costs, which are included in Other income (expense) for the twelve-month period ended
March 31, 1999.

RATES AND REGULATORY PROCEEDINGS

Northern California Expansion Project. In 1995, Southwest initiated a multi-year, three-phase construction project to expand its northern California service territory and extend service into Truckee, California. The California Public Utilities Commission (CPUC) established a $29.1 million cost cap for the project. Cost overruns experienced during the construction of Phase II of the project have led Southwest to pursue regulatory and legal avenues aimed at minimizing its regulatory disallowance exposure. See Note 11 of the Notes to Consolidated Financial Statements in the 1998 Annual Report to Shareholders for additional background information.

Beginning in November 1998, Southwest, together with representatives from the town of Truckee, met before a federal mediator to reconcile disputes and claims against each other related to the expansion project cost overruns. In April 1999, as a result of the mediation, Southwest and the Truckee Town Council negotiated a Settlement Agreement and Mutual Release (Agreement). The Agreement addresses the civil suit against the town of Truckee, the remaining project scope, recovery of project costs, and the timing of the next California general rate case, among other items.

In May 1999, Southwest will include the Agreement as part of a new application it plans to file with the CPUC to modify the certificate of public convenience and necessity granted in 1995.

Management believes there is a reasonable possibility the CPUC will approve the planned new application and Agreement. If approved, Southwest would reduce its regulatory disallowance exposure from approximately $24 million to approximately $2 million, pretax, based on current estimates to complete the project. If not approved, Southwest will continue to pursue regulatory and legal proceedings with the intent of reversing or mitigating the effects of the July 1998 CPUC order to complete the project under its original terms and scope. As a result, Southwest has not recorded any additional write-offs for this project beyond an $8 million charge recognized in the fourth quarter of 1997.

YEAR 2000 READINESS DISCLOSURE

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

The Year 2000 plan includes specific timetables for categories of tasks for each department as follows:

(1) Assess Year 2000 issues - complete;
(2) Analyze, prioritize, and catalog Year 2000 issues - complete;
(3) Create action plans - complete;
(4) Implement plans and validate compliance - in process and due by the third quarter of 1999.

The Company's top priority is to ensure that natural gas can be received from suppliers and delivered to customers. To accomplish this, the Company has sent inquiries to its five major providers of interstate natural gas transportation service. All of these providers have responded to the inquiries indicating that they intend to be Year 2000 compliant before the end of 1999. The Company has also evaluated its gas pipeline delivery systems, which are the systems used to distribute natural gas from the interstate pipelines to the customer. These systems utilize an extensive network of hardware and software devices that schedule, regulate, measure, or otherwise facilitate the flow of natural gas. Of these devices, approximately 80 percent are Year 2000 compliant, while approximately 20 percent are in the process of being replaced or remediated. Remediation or replacement of the noncompliant devices is expected to be completed by the middle of 1999.

Many of the Company's business-critical computer systems are Year 2000 compliant. For example, the customer service system which supports customer billing, accounts receivable, and other customer service functions is Year 2000 compliant. The general ledger accounting system of the Company is also Year 2000 compliant. Year 2000 compliance work on other systems, such as accounts payable, purchasing, human resources, and payroll, is in process. In total, approximately 90 percent (including work-in-progress) of the Company's computer applications are currently Year 2000 compliant. The Company has also assessed its other computer components, such as computer equipment and software, and determined that approximately 90 percent of these components are Year 2000 compliant. The Company projects that both the computer application systems and the other computer components will be Year 2000 compliant by the third quarter of 1999.

The Company has initiated communications with suppliers and vendors to determine the extent to which those companies are addressing Year 2000 compliance issues. The Company is requiring business-critical suppliers and vendors to certify compliance in order to continue doing business with the Company. In addition, the Company is identifying and contacting alternate suppliers and vendors as part of a Year 2000 contingency plan. All of the companies contacted have responded that efforts are underway to become compliant.

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

The Company is in the process of developing contingency scenarios for each district and division. These scenarios will consider the systems, operations, and devices that have been identified as at risk for failure. These scenarios will attempt to forecast what failures might occur, where the failures might occur, as well as the impact of the failures on dependent systems, operations, and devices. As part of this process, the Company will identify the most reasonably likely worst case Year 2000 scenario. The Company will then prepare for this scenario by developing contingency plans for all "high risk" systems, operations, and devices. This process will culminate in the development of a "Contingency Plan Operations Guide." This guide will document specific items associated with the Company's Year 2000 contingency plans including personnel-related items, non-labor resources required by the plan, command and decision authority roles, and location and function of a contingency command center. The Contingency Plan Operations Guide is scheduled for completion during the third quarter of 1999.

The Company estimates that the cost of remediation will be approximately $2 million. Expenditures of approximately $1 million have already been incurred in connection with systems that have been converted. The remediation costs include internal labor costs, as well as fees and expenses paid to outside contractors specifically associated with reprogramming or replacing noncompliant components. At the present time, the Company does not expect that such expenditures will have a material impact on results of operations or financial condition.

The Company's Year 2000 plans, including costs and completion schedules, are based on management's best estimates. These estimates were derived using numerous assumptions of future events including, but not limited to, third party modification plans, availability of qualified personnel, support of software vendors, and other factors. The Company is also relying on the representations made by significant third party suppliers and vendors.

FORWARD-LOOKING STATEMENTS

This report contains statements which constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, the impact of weather variations on customer usage, natural gas prices, the effects of regulation/deregulation, the timing of rate relief, the outcome of Southwest's challenges to regulatory actions, changes in capital requirements and funding, Year 2000 remediation efforts, acquisitions, competition, and merger-related developments (see Note 3).

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has been named as defendant in various legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that no litigation to which the Company is subject will have a material adverse impact on its financial position or results of operations.

On December 16, 1998, Arthur Klein filed a Complaint in the Superior Court of the State of California in San Diego County (Case No. 726615) against the Company and its directors alleging one cause of action for breach of fiduciary duty. The plaintiff alleged that the consideration for the proposed Merger with ONEOK is unfair and inadequate because the Company's Board of Directors approved the Merger Agreement with ONEOK without conducting any auction or using another "market check" mechanism. Plaintiff is proposing to represent a class of all shareholders of the Company (excluding defendants and their affiliates and families). On March 22, 1999, the plaintiff filed an Amended Complaint in which he alleges causes of action for breach of fiduciary duty, duty of loyalty and due care and breach of duty of candor. The Complaint was further amended on May 5, 1999 in which he alleges causes of action for breach of the duties of loyalty, due care, candor and good faith and fair dealing. By his Amended Complaint, plaintiff seeks

-   to enjoin the Merger with ONEOK;
-   to rescind the Merger Agreement with ONEOK, or portions thereof;
-   to implement an auction of the Company or similar process;
-   to void the $30 million termination fee in the Merger Agreement with ONEOK;
    and
-   unspecified damages.

In addition, plaintiff seeks a declaration that the action is properly maintainable as a class action on behalf of all shareholders. On March 31, 1999, the Court allowed John Mauricio to file a complaint in intervention, which is substantially identical to Arthur Klein's first Amended Complaint.

The Court has set a preliminary injunction schedule, which, if followed, would result in a ruling on plaintiffs' motion for a preliminary injunction in June 1999.

The Company believes that it has valid defenses to plaintiffs' claims.

On May 4, 1999, Southern Union filed a motion to intervene in the proceedings. This motion was granted. In addition, Southern Union filed a complaint against the Company seeking a declaration from the Court that it is entitled to directly solicit the Company's shareholders to oppose the Merger and to seek approval of a proposed merger with Southern Union, rescinding portions of the confidentiality agreement between Southern Union and the Company and a temporary restraining order and a preliminary injunction to maintain the status quo during the course of the litigation. In addition, Southern Union is seeking damages and punitive damages.

On April 30, 1999, the Company filed a complaint in the U.S. District Court, District of Nevada (Case No. CV-99-0530-JBR-LRL) alleging breach of the confidentiality agreement between the Company and Southern Union, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets, intentional interference with contract, intentional interference with prospective economic advantage and other violations of California and Nevada law.

ITEMS 2-5.     None

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

               (b) Reports on Form 8-K

                   The Company filed a Form 8-K, containing Amendment No. 1, dated as of April 25, 1999, to the Agreement and Plan of Merger, dated as of December 14, 1998, by and among ONEOK, Inc., Oasis Acquisition Corporation, and Southwest Gas Corporation.

                   The Company filed a Form 8-K, dated May 4, 1999, reporting summary financial information for the quarter ended
                   March 31, 1999.












Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       Southwest Gas Corporation
                          ------------------------------------------------------
                                             (Registrant)



Date:  May 12, 1999




                                          /s/ Edward A. Janov
                          ------------------------------------------------------
                                             Edward A. Janov
                          Vice President/Controller and Chief Accounting Officer