Form 10-Q
period 1999-06-30
SOUTHWEST GAS CORP
filed 1999-08-16
CIK 92416

================================================================================




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


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

      Common Stock, $1 Par Value, 30,718,216 shares as of August 4, 1999.




================================================================================

                    PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                               (Thousands of dollars, except par value)

                                                                          JUNE 30,     DECEMBER 31,
                                                                            1999           1998
                                                                        -------------  -------------
                                    ASSETS                              (Unaudited)
Utility plant:
    Gas plant                                                           $  2,107,897   $  2,020,139
    Less: accumulated depreciation                                          (633,942)      (612,138)
    Acquisition adjustments                                                    3,692          3,881
    Construction work in progress                                             35,107         47,480
                                                                        -------------  -------------
        Net utility plant                                                  1,512,754      1,459,362
                                                                        -------------  -------------
Other property and investments                                                84,527         73,926
                                                                        -------------  -------------
Current assets:
    Cash and cash equivalents                                                  9,559         18,535
    Accounts receivable, net of allowances                                    57,986         88,037
    Accrued utility revenue                                                   23,000         56,873
    Deferred income taxes                                                      4,249              -
    Deferred purchased gas costs                                                   -         57,595
    Prepaids and other current assets                                         28,303         26,346
                                                                        -------------  -------------
        Total current assets                                                 123,097        247,386
                                                                        -------------  -------------
Deferred charges and other assets                                             49,360         50,020
                                                                        -------------  -------------
Total assets                                                            $  1,769,738   $  1,830,694
                                                                        =============  =============

                        CAPITALIZATION AND LIABILITIES
Capitalization:
    Common stock, $1 par (authorized - 45,000,000 shares; issued
        and outstanding - 30,682,623 and 30,409,616 shares)             $     32,312   $     32,040
    Additional paid-in capital                                               431,015        424,840
    Retained earnings                                                         31,606         19,520
                                                                        -------------  -------------
        Total common equity                                                  494,933        476,400
    Redeemable preferred securities of Southwest Gas Capital I                60,000         60,000
    Long-term debt, less current maturities                                  793,477        812,906
                                                                        -------------  -------------
        Total capitalization                                               1,348,410      1,349,306
                                                                        -------------  -------------
Current liabilities:
    Current maturities of long-term debt                                       6,742          5,270
    Short-term debt                                                            8,370         52,000
    Accounts payable                                                          39,357         64,295
    Customer deposits                                                         25,519         24,333
    Accrued taxes                                                             48,529         33,480
    Accrued interest                                                          12,838         13,872
    Deferred taxes                                                                 -         12,627
    Deferred purchased gas costs                                               3,006              -
    Other current liabilities                                                 45,812         44,917
                                                                        -------------  -------------
        Total current liabilities                                            190,173        250,794
                                                                        -------------  -------------
Deferred income taxes and other credits:
    Deferred income taxes and investment tax credits                         179,439        179,666
    Other deferred credits                                                    51,716         50,928
                                                                        -------------  -------------
        Total deferred income taxes and other credits                        231,155        230,594
                                                                        -------------  -------------
Total capitalization and liabilities                                    $  1,769,738   $  1,830,694
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



                                      SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                       (In thousands, except per share amounts)
                                                    (Unaudited)

                                                      THREE MONTHS ENDED         SIX MONTHS ENDED        TWELVE MONTHS ENDED
                                                           JUNE 30,                  JUNE 30,                  JUNE 30,
                                                   ------------------------  ------------------------  ------------------------
                                                      1999         1998         1999         1998         1999         1998
                                                   -----------  -----------  -----------  -----------  -----------  -----------
Operating revenues:
    Gas operating revenues                         $  166,679   $  165,017   $  445,789   $  439,380   $  806,006   $  734,741
    Construction revenues                              33,613       27,880       62,528       46,118      134,122      110,598
                                                   -----------  -----------  -----------  -----------  -----------  -----------
        Total operating revenues                      200,292      192,897      508,317      485,498      940,128      845,339
                                                   -----------  -----------  -----------  -----------  -----------  -----------
Operating expenses:
    Net cost of gas sold                               71,839       73,768      207,725      194,755      342,819      282,771
    Operations and maintenance                         55,378       52,181      108,944      103,031      215,085      206,335
    Depreciation and amortization                      24,134       21,658       48,301       43,042       94,063       86,776
    Taxes other than income taxes                       7,299        7,845       14,511       15,817       30,340       30,099
    Construction expenses                              30,112       24,494       54,581       40,400      117,849       96,177
                                                   -----------  -----------  -----------  -----------  -----------  -----------
        Total operating expenses                      188,762      179,946      434,062      397,045      800,156      702,158
                                                   -----------  -----------  -----------  -----------  -----------  -----------
Operating income                                       11,530       12,951       74,255       88,453      139,972      143,181
                                                   -----------  -----------  -----------  -----------  -----------  -----------
Other income and (expenses):
    Net interest deductions                           (14,800)     (15,539)     (29,670)     (31,819)     (61,205)     (64,790)
    Preferred securities distributions                 (1,369)      (1,369)      (2,738)      (2,738)      (5,475)      (5,475)
    Other income (deductions)                             (42)         (64)         235          538       (1,693)     (11,560)
                                                   -----------  -----------  -----------  -----------  -----------  -----------
         Total other income and (expenses)            (16,211)     (16,972)     (32,173)     (34,019)     (68,373)     (81,825)
                                                   -----------  -----------  -----------  -----------  -----------  -----------
Income (loss) before income taxes                      (4,681)      (4,021)      42,082       54,434       71,599       61,356
Income tax expense (benefit)                           (1,085)      (1,507)      17,412       20,995       32,831       20,268
                                                   -----------  -----------  -----------  -----------  -----------  -----------
Net income (loss)                                  $   (3,596)  $   (2,514)  $   24,670   $   33,439   $   38,768   $   41,088
                                                   ===========  ===========  ===========  ===========  ===========  ===========

Basic earnings (loss) per share                    $    (0.12)  $    (0.09)  $     0.81   $     1.22   $     1.29   $     1.50
                                                   ===========  ===========  ===========  ===========  ===========  ===========
Diluted earnings (loss) per share                  $    (0.12)  $    (0.09)  $     0.80       $ 1.21   $     1.28   $     1.49
                                                   ===========  ===========  ===========  ===========  ===========  ===========
Dividends paid per share                           $    0.205   $    0.205   $     0.41       $ 0.41   $     0.82   $     0.82
                                                   ===========  ===========  ===========  ===========  ===========  ===========

Average number of common shares outstanding            30,621       27,570       30,559       27,509       30,123       27,366
Average shares outstanding (assuming dilution)              -            -       30,830       27,691       30,372       27,525


                             The accompanying notes are an integral part of these statements.


                                 SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Thousands of dollars)
                                               (Unaudited)

                                                                   SIX MONTHS ENDED          TWELVE MONTHS ENDED
                                                                        JUNE 30,                  JUNE 30,
                                                               -------------------------- --------------------------
                                                                    1999         1998         1999         1998
                                                               ------------- ------------ ------------ -------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                                $     24,670  $    33,439  $    38,768  $     41,088
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                              48,301       43,042       94,063        86,776
          Deferred income taxes                                     (17,103)      (4,919)     (12,336)       15,236
          Changes in current assets and liabilities:
            Accounts receivable, net of allowances                   30,051       21,360       (1,330)       (6,992)
            Accrued utility revenue                                  33,873       32,873       (1,500)         (959)
            Deferred purchased gas costs                             60,601       23,650       66,308        (5,826)
            Accounts payable                                        (24,938)     (27,093)       4,126         5,693
            Accrued taxes                                            15,049       23,591       23,238        29,709
            Other current assets and liabilities                     (2,610)       6,597        6,556           769
          Other                                                        (517)       1,062         (601)       13,882
                                                               ------------- ------------ ------------ -------------
          Net cash provided by operating activities                 167,377      153,602      217,292       179,376
                                                               ------------- ------------ ------------ -------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Construction expenditures and property additions              (111,626)     (87,543)    (218,704)     (176,124)
     Other                                                            2,833       (7,169)      14,329        (4,974)
                                                               ------------- ------------ ------------ -------------
          Net cash used in investing activities                    (108,793)     (94,712)    (204,375)     (181,098)
                                                               ------------- ------------ ------------ -------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Issuance of common stock, net                                    6,447        4,632       68,995        10,671
     Dividends paid                                                 (12,529)     (11,274)     (24,931)      (22,431)
     Issuance of long-term debt, net                                 12,002        3,300       49,566        30,750
     Retirement of long-term debt, net                              (29,850)      (3,576)     (32,897)       (7,451)
     Repayment of short-term debt                                   (43,630)     (63,950)     (69,680)      (10,370)
     Other                                                                -            1           (1)            1
                                                               ------------- ------------ ------------ -------------
          Net cash provided by (used in) financing activities       (67,560)     (70,867)      (8,948)        1,170
                                                               ------------- ------------ ------------ -------------

     Change in cash and temporary cash investments                   (8,976)     (11,977)       3,969          (552)
     Cash at beginning of period                                     18,535       17,567        5,590         6,142
                                                               ------------- ------------ ------------ -------------

     Cash at end of period                                     $      9,559  $     5,590  $     9,559  $      5,590
                                                               ============= ============ ============ =============

     Supplemental information:
     Interest paid, net of amounts capitalized                 $     29,512  $    30,711  $    59,965  $     60,378
                                                               ============= ============ ============ =============
     Income taxes paid (received), net                         $     16,851  $     1,474  $    20,345  $    (29,798)
                                                               ============= ============ ============ =============

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

BASIS OF PRESENTATION. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report to Shareholders, which is incorporated by reference into the Form 10-K, and the 1999 First Quarter Report on Form 10-Q.

INTERCOMPANY TRANSACTIONS. The construction services segment recognizes revenues generated from contracts with Southwest (see Note 2 below). Accounts receivable for these services were $5.7 million at June 30, 1999 and $5 million at December 31, 1998. The accounts receivable balance, revenues, and associated profits are included in the consolidated financial statements of the Company and were not eliminated during consolidation. Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," provides that intercompany profits on sales to regulated affiliates should not be eliminated in consolidation if the sales price is reasonable and if future revenues approximately equal to the sales price will result from the rate-making process. Management believes these two criteria are being met.

NOTE 2 - SEGMENT INFORMATION

The following tables list revenues from external customers, intersegment revenues, and segment income (thousands of dollars):


                                                   Natural Gas           Construction
                                                   Operations              Services              Total
                                                 ---------------       ----------------      -------------
SIX MONTHS ENDED JUNE 30, 1999
Revenues from external customers                 $       445,789       $         40,184      $     485,973
Intersegment revenues                                         --                 22,344             22,344
                                                 ---------------       ----------------      -------------
     Total                                       $       445,789       $         62,528      $     508,317
                                                 ===============       ================      =============
Segment income                                   $        22,689       $          1,981      $      24,670
                                                 ===============       ================      =============

SIX MONTHS ENDED JUNE 30, 1998
Revenues from external customers                 $       439,380       $         28,561      $     467,941
Intersegment revenues                                         --                 17,557             17,557
                                                 ---------------       ----------------      -------------
     Total                                       $       439,380       $         46,118      $     485,498
                                                 ===============       ================      =============
Segment income                                   $        32,431       $          1,008      $      33,439
                                                 ===============       ================      =============

NOTE 3 - MERGER AGREEMENT WITH ONEOK, INC.

In December 1998, the Boards of Directors of the Company and ONEOK, Inc. (ONEOK), headquartered in Tulsa, Oklahoma, announced an agreement for the Company to be acquired by ONEOK. The agreement called for ONEOK to pay $28.50 in cash for each share of Company common stock outstanding. In April 1999, the agreement was amended to reflect, among other things, a revised cash purchase price of $30 per share.

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

The transaction is subject to customary conditions, including approvals from shareholders of the Company and state regulators in Arizona, California, and Nevada. In June 1999, regulatory approval was obtained from the Public Utilities Commission of Nevada. Merger filings have been made and discussions are in process with the Arizona and California regulatory bodies. At the annual shareholders meeting held on August 10, 1999, the shareholders of the Company approved the principal terms of the merger.

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

Southwest purchases, transports, and distributes natural gas to approximately 1,234,000 residential, commercial, industrial and other customers, of which 57 percent are located in Arizona, 33 percent are in Nevada, and 10 percent are in California. During the twelve months ended June 30, 1999, Southwest earned 56 percent of operating margin in Arizona, 34 percent in Nevada, and 10 percent in California. During this same period, Southwest earned 83 percent of operating margin from residential and small commercial customers, 5 percent from other sales customers, and 12 percent from transportation customers. These patterns are similar to prior years and are expected to continue.

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

Southwest continues to experience significant population growth throughout its service territories. This growth has required large amounts of capital to finance the investment in infrastructure, in the form of new transmission and distribution plant, to satisfy consumer demand. For the twelve months ended June 30, 1999, natural gas construction expenditures totaled $195 million. Approximately 76 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest (net of dividends) were $182 million for the twelve months ended June 30, 1999. Operating cash flows exceeded expected levels due to higher earnings and deferred purchased gas cost recoveries.

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

RESULTS OF CONSOLIDATED OPERATIONS

Quarterly Analysis
------------------
                                         Contribution to Net Income (Loss)
                                            Three Months Ended June 30,
                                    -------------------------------------------
                                        1999                           1998
                                    ------------                   ------------
                                               (Thousands of dollars)
Natural gas operations              $    (4,376)                   $    (3,226)
Construction services                       780                            712
                                    ------------                   ------------
Net income (loss)                   $    (3,596)                   $    (2,514)
                                    ============                   ============

Net loss for the quarter ended June 30, 1999 was $0.12 per share, compared to a loss of $0.09 per share recorded during the corresponding quarter of the prior year. Natural gas operations results declined $0.02 per share. See separate discussion at Results of Natural Gas Operations for changes as they relate to gas operations. The contribution from construction services for the current quarter remained relatively consistent to that of the corresponding quarter of the prior year. Average shares outstanding increased 3.1 million shares between periods primarily due to a 2.5 million share issuance of common stock in August 1998 and continuing issuances under the Dividend Reinvestment and Stock Purchase Plan.

Six-Month Analysis
------------------
                                             Contribution to Net Income
                                              Six Months Ended June 30,
                                    ------------------------------------------
                                        1999                           1998
                                    -----------                    -----------
                                              (Thousands of dollars)
Natural gas operations              $    22,689                    $    32,431
Construction services                     1,981                          1,008
                                    -----------                    -----------
Net income                          $    24,670                    $    33,439
                                    ===========                    ===========

Net income for the six months ended June 30, 1999 was $0.81 per share, compared to $1.22 per share recorded during the corresponding period of the prior year. Earnings from natural gas operations decreased $0.44 per share. See separate discussion at Results of Natural Gas Operations for changes as they relate to gas operations. Construction services contributed per share earnings of $0.07, a $0.03 per share increase from the corresponding period of the prior year. The improvement is attributed to a high volume of work experienced during the first quarter of 1999 that resulted from unseasonably warm, dry weather conditions in several cold-climate operating areas. Average shares outstanding increased 3.1 million shares between periods primarily due to a 2.5 million share issuance of common stock in August 1998 and continuing issuances under the Dividend Reinvestment and Stock Purchase Plan.

Twelve-Month Analysis
---------------------
                                            Contribution to Net Income
                                           Twelve Months Ended June 30,
                                    ------------------------------------------
                                        1999                           1998
                                    -----------                    -----------
                                              (Thousands of dollars)
Natural gas operations              $    35,088                    $    38,467
Construction services                     3,680                          2,621
                                    -----------                    -----------
Net income                          $    38,768                    $    41,088
                                    ===========                    ===========

Earnings per share for the twelve months ended June 30, 1999 were $1.29, a $0.21 decrease from per share earnings of $1.50 recorded during the prior twelve-month period. Earnings contributed from natural gas operations decreased $0.24 per share. See separate discussion at Results of Natural Gas Operations for changes as they relate to gas operations. Construction services activities contributed per share earnings of $0.12, a $0.03 per share improvement over the prior twelve-month period. The improvement is attributable to better-than-expected weather conditions in several cold-climate operating areas which prevented the normal slow down in work during the fourth quarter of 1998 and the first quarter of 1999. Average shares outstanding increased 2.8 million shares between periods primarily due to a 2.5 million share issuance of common stock in August 1998 and continuing issuances under the Dividend Reinvestment and Stock Purchase Plan.

The following table sets forth the ratios of earnings to fixed charges for the
Company:

                                             For the Twelve Months Ended
                                       ----------------------------------------
                                         June 30,                 December 31,
                                           1999                       1998
                                       -------------              -------------

Ratios of earnings to fixed charges        1.94                        2.08

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), preferred securities distributions, and amortized debt costs.

RESULTS OF NATURAL GAS OPERATIONS


Quarterly Analysis
------------------

                                                                           Three Months Ended
                                                                                June 30,
                                                                     -------------------------------
                                                                         1999               1998
                                                                     ------------       ------------
                                                                         (Thousands of dollars)
Gas operating revenues                                               $   166,679        $   165,017
Net cost of gas sold                                                      71,839             73,768
                                                                     ------------       ------------
   Operating margin                                                       94,840             91,249
Operations and maintenance expense                                        55,378             52,181
Depreciation and amortization                                             21,652             19,674
Taxes other than income taxes                                              7,299              7,845
                                                                     ------------       ------------
   Operating income                                                       10,511             11,549
Other income (expense)                                                      (799)              (102)
                                                                     ------------       ------------
   Income before interest and income taxes                                 9,712             11,447
Net interest deductions                                                   14,431             15,314
Preferred securities distributions                                         1,369              1,369
Income tax expense (benefit)                                              (1,712)            (2,010)
                                                                     ------------       ------------
   Contribution to consolidated net income (loss)                    $    (4,376)       $    (3,226)
                                                                     ============       ============

Contribution from natural gas operations declined approximately $1.2 million compared to the second quarter of 1998. The decline was principally the result of higher operating expenses incurred as a result of the expansion and upgrading of the gas system to accommodate continued customer growth, partially offset by higher operating margin and reduced financing costs.

Operating margin increased $3.6 million, or four percent, in the second quarter of 1999 compared to the same period a year ago. The increase was attributed to customer growth, as Southwest served 63,000, or five percent, more customers than a year ago. There were no significant weather-related differences between periods as both periods experienced colder-than-normal temperatures.

Operations and maintenance expenses increased $3.2 million, or six percent, reflecting general increases in labor and maintenance costs along with incremental operating expenses associated with providing service to a steadily growing customer base.

Depreciation expense and general taxes increased a net $1.4 million, or five percent, as a result of construction activities. Average gas plant in service increased $159 million, or eight percent, as compared to the second quarter of 1998. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Net interest deductions decreased $883,000, or six percent, resulting primarily from lower average short-term debt balances. Strong cash flows coupled with a
2.5 million share common stock offering during the third quarter of 1998 were the primary reasons for the reduction.


Six-Month Analysis
------------------

                                                                            Six Months Ended
                                                                                June 30,
                                                                     -------------------------------
                                                                         1999               1998
                                                                     ------------       ------------
                                                                         (Thousands of dollars)
Gas operating revenues                                               $   445,789        $   439,380
Net cost of gas sold                                                     207,725            194,755
                                                                     ------------       ------------
   Operating margin                                                      238,064            244,625
Operations and maintenance expense                                       108,944            103,031
Depreciation and amortization                                             43,563             38,976
Taxes other than income taxes                                             14,511             15,817
                                                                     ------------       ------------
   Operating income                                                       71,046             86,801
Other income (expense)                                                      (682)               (91)
                                                                     ------------       ------------
   Income before interest and income taxes                                70,364             86,710
Net interest deductions                                                   29,063             31,339
Preferred securities distributions                                         2,738              2,738
Income tax expense                                                        15,874             20,202
                                                                     ------------       ------------
   Contribution to consolidated net income                           $    22,689        $    32,431
                                                                     ============       ============

Contribution to consolidated net income declined approximately $9.7 million compared to the first six months of 1998. The decline was principally the result of lower operating margin and higher operating expenses incurred as a result of the expansion and upgrading of the gas system to accommodate continued customer growth, partially offset by reduced financing costs.

Operating margin decreased $6.6 million, or three percent, in the first six months of 1999 compared to the same period a year ago. Differences in heating demand caused by weather variations between periods resulted in a $13 million decrease, much of which was attributed to colder-than-normal temperatures during the prior period. Partially offsetting the weather-related impacts was an increase of approximately $6 million in operating margin due to customer growth.

Operations and maintenance expenses increased $5.9 million, or six percent, reflecting general increases in labor and maintenance costs along with incremental operating expenses associated with providing service to a steadily growing customer base.

Depreciation expense and general taxes increased a net $3.3 million, or six percent, as a result of construction activities. Average gas plant in service increased $157 million, or eight percent, as compared to the six month period ended June 30, 1998. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Net interest deductions decreased $2.3 million, or seven percent. Strong cash flows coupled with a 2.5 million share common stock offering during the third quarter of 1998 combined to reduce average debt outstanding between periods.


Twelve-Month Analysis
---------------------

                                                                           Twelve Months Ended
                                                                                June 30,
                                                                     -------------------------------
                                                                         1999               1998
                                                                     ------------       ------------
                                                                         (Thousands of dollars)
Gas operating revenues                                               $   806,006        $   734,741
Net cost of gas sold                                                     342,819            282,771
                                                                     ------------       ------------
  Operating margin                                                       463,187            451,970
Operations and maintenance expense                                       215,085            206,335
Depreciation and amortization                                             84,818             77,189
Taxes other than income taxes                                             30,340             30,099
                                                                     ------------       ------------
  Operating income                                                       132,944            138,347
Other income (expense)                                                    (2,706)           (12,422)
                                                                     ------------       ------------
  Income before interest and income taxes                                130,238            125,925
Net interest deductions                                                   60,008             63,634
Preferred securities distributions                                         5,475              5,475
Income tax expense                                                        29,667             18,349
                                                                     ------------       ------------
  Contribution to consolidated net income                            $    35,088        $    38,467
                                                                     ============       ============

Contribution to consolidated net income decreased $3.4 million compared to the corresponding twelve-month period ended June 1998. The decrease was the result of higher operating expenses, partially offset by improvements in operating margin and reduced financing costs. In addition, current-period results were negatively impacted by the incurrence of merger-related costs. Prior-period results included the effects of several nonrecurring events recorded during the fourth quarter of 1997. These transactions had approximately the same net impact on operating results in both periods.

Operating margin increased $11.2 million, or two percent, due to customer growth and rate relief, partially offset by weather-related differences between periods. Customer growth and rate relief contributed $22 million of incremental margin. Overall colder conditions in the prior period resulted in an $11 million margin difference between periods.

Operations and maintenance expenses increased $8.8 million, or four percent, reflecting general increases in labor and maintenance costs along with incremental operating expenses associated with providing service to a steadily growing customer base.

Depreciation expense and general taxes increased $7.9 million, or seven percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $147 million, or eight percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate new customers being added to the system.

Net interest deductions decreased $3.6 million, or six percent, during the twelve months ended June 1999 compared to the corresponding prior twelve-month period. Strong cash flows, coupled with a 2.5 million share common stock offering during the third quarter of 1998, reduced the need for new borrowings and also lowered the average amount of debt outstanding.

Other income (expense) improved $9.7 million. During the fourth quarter of 1997, Southwest recognized nonrecurring charges to income related to cost overruns on two separate construction projects. These charges are reflected in Other income (expense). An $8 million pretax charge resulted from cost overruns experienced during expansion of the northern California service territory. See Rates and Regulatory Proceedings herein. A second pretax charge, for $5 million, related to cost overruns on a nonutility construction project. See Note 11 of the Notes to Consolidated Financial Statements in the 1998 Annual Report to Shareholders for additional disclosures related to this charge. Partially offsetting these charges was the recognition of a $3.4 million income tax benefit related to the successful settlement in November 1997 of open tax issues dating back as far as

1988. The combined impact of these three events was a $4.1 million, or $0.15 per share, after-tax reduction to earnings. In connection with the proposed merger into ONEOK, Southwest has incurred approximately $4 million (pretax) of financial advisor, legal, and other costs, which are included in Other income (expense) for the twelve-month period ended June 30, 1999.

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

In February 1999, Southwest petitioned the Supreme Court of the state of California for review of the July 1998 CPUC decision ordering Southwest to complete the project under the terms and scope of the 1995 certificate. In June 1999, the petition for review was denied.

In April 1999, following six months of mediation, Southwest and the Truckee Town Council negotiated a Settlement Agreement and Mutual Release (Agreement) which reconciled disputes and claims against each other. The Agreement addresses the civil suit against the town of Truckee, the remaining project scope, recovery of project costs, and the timing of the next California general rate case, among other items.

In June 1999, Southwest filed the Agreement as part of a new application with the CPUC to modify the certificate of public convenience and necessity granted in 1995. A decision related to this application is expected by year end.

Management believes there is a reasonable possibility the CPUC will approve the new application. If approved, Southwest would reduce its regulatory disallowance exposure from approximately $24 million to approximately $2 million, pretax, based on current estimates to complete the project. If not approved, Southwest will continue to pursue regulatory and legal proceedings with the intent of reversing or mitigating the effects of the July 1998 CPUC order to complete the project under its original terms and scope. As a result, Southwest has not recorded any additional write-offs for this project beyond an $8 million charge recognized in the fourth quarter of 1997.

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

The Year 2000 plan includes specific timetables for categories of tasks for each department as follows:

(1) Assess Year 2000 issues - complete;
(2) Analyze, prioritize, and catalog Year 2000 issues - complete;
(3) Create action plans - complete;
(4) Implement plans and validate compliance - substantially complete.

The Company's top priority is to ensure that natural gas can be received from suppliers and delivered to customers. To accomplish this, the Company has sent inquiries to its five major providers of interstate natural gas transportation service. All of these providers have responded to the inquiries indicating that they intend to be Year 2000 compliant before the end of 1999. The Company has also evaluated its gas pipeline delivery systems, which are the systems used to distribute natural gas from the interstate pipelines to the customer. These systems utilize an extensive network of hardware and software devices that schedule, regulate, measure, or otherwise facilitate the flow of natural gas. Of these devices, approximately 97 percent are Year 2000 compliant. Remediation or replacement of the remaining noncompliant devices is expected to be completed by September 1999.

Nearly all of the Company's business-critical computer systems are Year 2000 compliant. For example, the customer service system which supports customer billing, accounts receivable, and other customer service functions is Year 2000 compliant. In addition, the accounts payable, purchasing, human resources, general ledger, and payroll systems are Year 2000 compliant. In total approximately 99 percent (including work-in-progress) of the Company's computer applications are currently Year 2000 compliant. The Company has also assessed its other computer components, such as computer equipment and software, and determined that approximately 95 percent of these components are Year 2000 compliant. The Company projects that both the computer application systems and the other computer components will be Year 2000 compliant by October 1999.

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

The Company is also assessing and remediating Year 2000 issues related to embedded system devices (such as microcontrollers used in equipment and machinery), data exchange functions, networks, telecommunications, security access and building control systems, forms, reports, and other business processes and activities. Most of theses areas are Year 2000 compliant, and the Company expects the areas that are not currently compliant to be compliant by September 1999.

The Company is in the process of developing contingency plan scenarios for each district and division. In developing these scenarios, the Company has identified the systems, operations, and devices that are at risk for failure. The Company has attempted to forecast what failures might occur and the impact of these failures. As part of this process, the Company has identified the most reasonably likely worst case Year 2000 scenario, and has prepared contingency plans for all "high risk" systems, operations, and devices. This process will culminate in the development of a "Contingency Plan Operations Guide." This guide will document specific items associated with the Company's Year 2000 contingency plans including personnel-related items, non-labor resources required by the plan, command and decision authority roles, and location and function of a contingency command center. The Contingency Plan Operations Guide is scheduled for completion by September 1999.

The Company estimates that the cost of remediation will be approximately $2 million. Expenditures of approximately $1.2 million have already been incurred in connection with systems that have been converted. The remediation costs include internal labor costs, as well as fees and expenses paid to outside contractors, specifically associated with reprogramming or replacing noncompliant components. The Company does not expect that such expenditures will have a material impact on results of operations or financial condition.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 also requires that changes in the fair value of derivative instruments be recognized currently in earnings in the income statement unless specific hedge accounting criteria are met. Special hedge accounting for qualified hedges allows changes in the fair value of derivative instruments to be offset in the income statement in the period in which the related changes in the fair value of the item being hedged occurs. Hedge accounting requires an entity to formally document, designate, and assess hedge effectiveness. The Company does not currently utilize stand-alone derivatives for speculative purposes or for hedging, and does not have foreign currency exposure. However, the Company is reviewing gas supply and other contracts for potential embedded derivatives that may need to be recognized and disclosed under the requirements of this complex statement.

In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 postpones the effective date of SFAS No. 133 from quarters of fiscal years beginning after June 15, 1999 to quarters of fiscal years beginning after June 15, 2000 (i.e., first quarter of 2001).

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.        LEGAL PROCEEDINGS

In December 1998, the Company entered into an Agreement and Plan of Merger pursuant to which the Company would merge with a wholly owned subsidiary of ONEOK, Inc. Litigation is pending in California, Nevada, Oklahoma, and Arizona relating to this proposed merger which is described below.

California Litigation
---------------------

On December 16, 1998, Arthur Klein filed a purported class action complaint on behalf of himself and all shareholders of the Company (excluding defendants and their affiliates and families) in the superior Court of the State of California in San Diego County (Case No. 726615) against the Company and its directors. The original complaint alleges one cause of action for breach of fiduciary duty. Plaintiff alleged that the consideration for the proposed Merger with ONEOK was unfair and inadequate because the Company's Board of Directors approved the Merger Agreement with ONEOK without conducting an auction or using another "market check" mechanism. On March 22, 1999, plaintiff amended his complaint to allege causes of action for breach of fiduciary duty, duty of loyalty and due care and breach of duty of candor. Plaintiff filed a second amended complaint on May 5, 1999 alleging causes of action for breach of the duties of loyalty, due care, candor and good faith and fair dealing.
The shareholder plaintiffs' second amended complaint seeks

- to enjoin the Merger with ONEOK;
- to rescind the Merger Agreement with ONEOK, or portions thereof;
- to implement an auction of the Company or similar process;
- to void the $30 million termination fee in the Merger Agreement with ONEOK;
- unspecified damages; and
- a declaration that the action is properly maintainable as a class action on behalf of all shareholders.

On March 31, 1999, the Court allowed John Mauricio to file a complaint in intervention, which is substantially identical to Arthur Klein's second amended complaint. On May 4, 1999, Southern Union intervened in the purported shareholder class action and filed a complaint in intervention against the Company seeking a declaration from the Court that it is entitled to solicit directly the Company's shareholders to oppose the Merger with ONEOK and to seek approval of a proposed merger with Southern Union, rescinding portions of the confidentiality and standstill agreement between Southern Union and the Company dated February 21, 1999 and a temporary restraining order and a preliminary injunction to prevent the Company from conducting a proxy solicitation in support of the Merger during the course of the litigation. In addition, Southern Union is seeking compensatory and punitive damages.

On June 9, 1999, the Company signed a Memorandum of Understanding (MOU) with the shareholder plaintiffs' counsel to settle this action as to all plaintiffs, except Southern Union. The MOU sets forth the parties' agreement in principle settling all of the shareholders' claims arising out of the actions of the Company and its directors relating to the Merger, including any allegations of misrepresentations or omissions in the proxy statement, and will be incorporated into a final Stipulation of Settlement. The MOU is not an admission of any of the plaintiffs' allegations. The Company and its directors have denied and continue to deny that they have committed or attempted to commit any wrongdoing or breached any duty owed to the Company or its shareholders. The MOU is subject to several conditions, including the consummation of the Merger and the entry of a final judgment of dismissal with prejudice by a U.S. district court that is binding on all shareholders from December 14, 1998, through the date that the shareholders approve the Merger. On June 25, 1999, the shareholders filed a third amended complaint setting forth the shareholders' claims relating to the proxy statement which were resolved as described.

The Company removed the combined shareholder and Southern Union lawsuit from the California Superior Court in San Diego to the U.S. District Court for the Southern District of California. On August 2, 1999, the U.S. District Court for the Southern District of California remanded the case to the California Superior Court. On August 3, 1999, Southern Union filed a motion for a temporary restraining order and preliminary injunction to prevent the Company from holding its annual meeting of shareholders on August 10, 1999 and from participating in any regulatory approval procedures in California. This motion was denied on August 5, 1999.

Southern Union has also filed a motion to sever its claims from the purported class action lawsuit. This motion is scheduled to be heard on August 16, 1999.

Nevada Litigation
-----------------

On April 30, 1999, the Company filed a complaint against Southern Union in the U.S. District Court, District of Nevada (Case No. CV-99-0530-JBF-LRL) alleging breach of the confidentiality and standstill agreement between the Company and Southern Union, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets, intentional interference with contract, intentional interference with prospective economic advantage and other violations of California and Nevada law. The Company amended its complaint on May 6, 1999, adding an additional claim against Southern Union pursuant to
Section 14(a) of the Exchange Act. The Company has filed a motion to transfer this case to the Northern District of Oklahoma. Southern Union has filed an answer in the Nevada action and has opposed the Company's motion to transfer. The District Court of Nevada has not ruled on the Company's motion.

On July 22, 1999, Southern Union filed a motion to amend its answer in the Nevada federal action and assert counterclaims against the Company. The counterclaims mirror the counterclaims filed by Southern Union in the California action and the contractual claims asserted by Southern Union in the Arizona action.

On August 4, 1999, the Company filed a motion for a temporary restraining order and preliminary injunction to prevent Southern Union from prosecuting any claims stemming from the February 21, 1999 confidentiality and standstill agreement in the United States District Court of Arizona. This motion has not been ruled upon.

Oklahoma Litigation
-------------------

On May 5, 1999, ONEOK filed a complaint against Southern Union for breaching the February 21, 1999 confidentiality and standstill agreement in the United States District Court for the Northern District of Oklahoma (Case No. 99-CV-345H(M)). ONEOK's third party beneficiary claims against Southern Union in the Oklahoma action are similar to those asserted by the Company against Southern Union in the Nevada action. ONEOK also sought to enjoin Southern Union from breaching the February 21, 1999 confidentiality and standstill agreement and from taking any other wrongful actions to disrupt the proposed merger with the Company.

On May 11, 1999, the Northern District of Oklahoma granted ONEOK's requested injunction and issued a temporary restraining order enjoining Southern Union from any future violation of the February 21, 1999 confidentiality and standstill agreement, including soliciting proxies from the Company's shareholders. ONEOK and Southern Union then stipulated that the temporary restraining order could be entered as a preliminary injunction and that Southern Union would be deemed to have sought and been denied a stay of the injunction. The Northern District of Oklahoma entered the parties' stipulation and Southern Union filed a Notice of Appeal and Request for a Stay of the injunction with the Tenth Circuit on May 17, 1999. The Tenth Circuit received Southern Union's filing on May 18, 1999 and has issued an order staying the injunction for the sole purpose of permitting Southern Union the opportunity to oppose the Company's motion to transfer the related California lawsuit to the Northern District of Oklahoma and to file a motion to remand the California lawsuit to the San Diego Superior Court. Southern Union subsequently filed supplements to its motion for stay seeking the opportunity to participate in ongoing administrative proceedings before state public utility commissions, including proceedings in Arizona, California and Nevada. On June 10, 1999, the Tenth Circuit Court of Appeals denied Southern Union's request for a stay of the District Court's injunction insofar as it pertains to state public utility commission proceedings. On June 9, 1999, Southern Union filed a motion with the Northern District of Oklahoma to dismiss the lawsuit on the grounds of lack of personal jurisdiction and improper venue and a motion to transfer the Oklahoma action to the District of Nevada, or alternatively to stay the Oklahoma action pending the final disposition of the Nevada action brought by the Company against Southern Union. The Northern District of Oklahoma has yet to rule on either of these motions.

On July 19, 1999, Southern Union also filed a motion to vacate the preliminary injunction issued by the Northern District of Oklahoma in May 1999 on the basis of the same allegations contained in the Arizona Complaint. Southern Union's motion was denied on July 23, 1999 on the grounds that the court lacked jurisdiction to consider Southern Union's motion.

Arizona Litigation
------------------

On July 19, 1999, Southern Union Company filed a complaint in the United States District Court of Arizona (Civ '99 1294 PHX ROS) alleging that the Company, Michael O. Maffie, President and Chief Executive Officer of the Company, Thomas Hartley, Chairman of the Board of the Company, and Thomas Sheets, Vice President/General Counsel of the Company, ONEOK, Inc., Gene Dubay, President and Chief Operating Officer of Kansas Gas Service, a division of ONEOK, John Gaberino, Senior Vice President and General Counsel of ONEOK, James Irvin, a Commissioner of the Arizona Corporation Commission, and Jack Rose, a resident of the State of Arizona, have conspired to block the Company's shareholders from voting upon Southern Union's offer to acquire the Company and to ensure that the Company's Board of Directors would approve and recommend to shareholders the ONEOK offer in violation of state and federal criminal laws. The Complaint further alleges that the defendants, other than the Company, intentionally interfered with business relationships between the Company and Southern Union, and tortiously interfered with contractual relationships of the Company and Southern Union. The Complaint repeats allegations previously made by Southern Union in its complaint in intervention filed against the Company in the shareholder class action in California. In addition, Southern Union alleges that the Company's proxy statement dated June 30, 1999 and the Company's press releases concerning Southern Union's ability to obtain regulatory approvals for its proposed merger with the Company are false and misleading.

Southern Union seeks damages in an amount not less than $750 million to be trebled for the alleged violations of state and federal criminal law, compensatory damages in an amount not less than $750 million, plus interest, rescission of the confidentiality and standstill agreement between the Company and Southern Union and punitive damages.

On August 2, 1999, Southern Union filed a motion for a temporary restraining order and preliminary injunction seeking to prevent the Company and ONEOK from participating in any regulatory approval proceedings in California and Arizona. This motion was denied on August 5, 1999.

Other Proceedings
-----------------

The Company has been named as defendant in various other legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that none of this litigation will have a material adverse impact on its financial position or results of operations.

ITEMS 2-3.     NONE

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company's Annual Meeting of Shareholders was held on August 10, 1999. Matters voted upon and the results of the voting were as follows:

               (1) The eleven directors nominated (George C. Biehl, Manuel J. Cortez, Lloyd T. Dyer, Thomas Y. Hartley, Michael B. Jager, Leonard R. Judd, James J. Kropid, Michael O. Maffie, Carolyn M. Sparks, Robert S. Sundt, and Terrance L. Wright) were reelected.

               (2) The proposal to approve the principal terms of an Agreement and Plan of Merger of the Company into ONEOK was approved. Shareholders voted 19,103,265 shares in favor, 4,852,950 opposed, and 270,855 abstentions. There were 3,855,747 broker non-votes.

               (3) The proposal to ratify the selection of Arthur Andersen LLP as independent public accountants for the Company was approved. Shareholders voted 24,084,922 shares in favor, 3,225,051 opposed, and 772,845 abstentions.

ITEM 5.        OTHER INFORMATION

               In May 1999, non-exempt employees in the Central Arizona Division voted to have the International Brotherhood of Electrical Workers
               (IBEW) represent them in employee-related matters with the Company. Nearly half of the approximately 500 eligible employees in the Central Arizona Division voted against representation by the IBEW. The Company has filed objections to the union's conduct during the organizing effort and has appealed to the National Labor Relations Board (NLRB) in Washington, D.C. to set aside the election. This process could take up to two years to complete.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a) The following documents are filed as part of this report on
                   Form 10-Q:

                   Exhibit 12.1 - Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
                   Exhibit 27.1 - Financial Data Schedule (filed electronically only).
                   Exhibit 99.1 - Financial Analyst Report - Second
                   Quarter 1999.

               (b) Reports on Form 8-K

                   The Company filed a Form 8-K, dated July 21, 1999, indicating operating results for the quarter ended June 30, 1999 would exceed analysts' estimates.

                   The Company filed a Form 8-K, dated July 19, 1999, reporting a merger-related lawsuit brought against the Company and certain officers and directors of the Company by Southern Union.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        Southwest Gas Corporation
                        -------------------------------------------------------
                                              (Registrant)



Date:  August 12, 1999




                                           /s/ Edward A. Janov
                         ------------------------------------------------------
                                             Edward A. Janov
                         Vice President/Controller and Chief Accounting Officer