Form 10-Q
period 1999-09-30
SOUTHWEST GAS CORP
filed 1999-11-12
CIK 92416

================================================================================




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999


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

      Common Stock, $1 Par Value, 30,869,320 shares as of November 2, 1999.




================================================================================


                                PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars, except par value)

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1999              1998
                                                                    --------------    --------------
                                  ASSETS                              (Unaudited)
Utility plant:
    Gas plant                                                       $   2,149,717     $   2,020,139
    Less: accumulated depreciation                                       (650,853)         (612,138)
    Acquisition adjustments                                                 3,597             3,881
    Construction work in progress                                          43,917            47,480
                                                                    --------------    --------------
        Net utility plant                                               1,546,378         1,459,362
                                                                    --------------    --------------
Other property and investments                                             84,721            73,926
                                                                    --------------    --------------
Current assets:
    Cash and cash equivalents                                               5,833            18,535
    Accounts receivable, net of allowances                                 56,443            88,037
    Accrued utility revenue                                                24,000            56,873
    Deferred income taxes                                                   6,021                 -
    Deferred purchased gas costs                                                -            57,595
    Prepaids and other current assets                                      32,178            26,346
                                                                    --------------    --------------
        Total current assets                                              124,475           247,386
                                                                    --------------    --------------
Deferred charges and other assets                                          47,504            50,020
                                                                    --------------    --------------
Total assets                                                        $   1,803,078     $   1,830,694
                                                                    ==============    ==============

                      CAPITALIZATION AND LIABILITIES
Capitalization:
    Common stock, $1 par (authorized - 45,000,000 shares; issued
        and outstanding - 30,798,916 and 30,409,616 shares)         $      32,429     $      32,040
    Additional paid-in capital                                            434,196           424,840
    Retained earnings                                                      11,093            19,520
                                                                    --------------    --------------
        Total common equity                                               477,718           476,400
    Redeemable preferred securities of Southwest Gas Capital I             60,000            60,000
    Long-term debt, less current maturities                               820,161           812,906
                                                                    --------------    --------------
        Total capitalization                                            1,357,879         1,349,306
                                                                    --------------    --------------
Current liabilities:
    Current maturities of long-term debt                                    7,081             5,270
    Short-term debt                                                        36,835            52,000
    Accounts payable                                                       38,945            64,295
    Customer deposits                                                      26,164            24,333
    Accrued taxes                                                          36,020            33,480
    Accrued interest                                                       13,127            13,872
    Deferred taxes                                                              -            12,627
    Deferred purchased gas costs                                            3,233                 -
    Other current liabilities                                              52,360            44,917
                                                                    --------------    --------------
        Total current liabilities                                         213,765           250,794
                                                                    --------------    --------------
Deferred income taxes and other credits:
    Deferred income taxes and investment tax credits                      180,003           179,666
    Other deferred credits                                                 51,431            50,928
                                                                    --------------    --------------
        Total deferred income taxes and other credits                     231,434           230,594
                                                                    --------------    --------------
Total capitalization and liabilities                                $   1,803,078     $   1,830,694
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



                                     SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                      (In thousands, except per share amounts)
                                                    (Unaudited)

                                                    THREE MONTHS ENDED      NINE MONTHS ENDED       TWELVE MONTHS ENDED
                                                       SEPTEMBER 30,           SEPTEMBER 30,           SEPTEMBER 30,
                                                  ----------------------- ----------------------- -----------------------
                                                     1999        1998        1999        1998        1999        1998
                                                  ----------- ----------- ----------- ----------- ----------- -----------
Operating revenues:
    Gas operating revenues                        $  125,190  $  128,229  $  570,979  $  567,609  $  802,967  $  767,961
    Construction revenues                             41,099      34,279     103,627      80,397     140,942     111,188
                                                  ----------- ----------- ----------- ----------- ----------- -----------
        Total operating revenues                     166,289     162,508     674,606     648,006     943,909     879,149
                                                  ----------- ----------- ----------- ----------- ----------- -----------
Operating expenses:
    Net cost of gas sold                              46,711      51,499     254,436     246,254     338,031     305,762
    Operations and maintenance                        54,621      50,765     163,565     153,796     218,941     206,790
    Depreciation and amortization                     24,697      22,780      72,998      65,822      95,980      87,920
    Taxes other than income taxes                      7,075       7,699      21,586      23,516      29,716      30,427
    Construction expenses                             36,089      30,294      90,670      70,694     123,644      98,350
                                                  ----------- ----------- ----------- ----------- ----------- -----------
        Total operating expenses                     169,193     163,037     603,255     560,082     806,312     729,249
                                                  ----------- ----------- ----------- ----------- ----------- -----------
Operating income                                      (2,904)       (529)     71,351      87,924     137,597     149,900
                                                  ----------- ----------- ----------- ----------- ----------- -----------
Other income and (expenses):
    Net interest deductions                          (16,145)    (15,760)    (45,815)    (47,579)    (61,590)    (64,435)
    Preferred securities distributions                (1,368)     (1,368)     (4,106)     (4,106)     (5,475)     (5,475)
    Other income (deductions)                         (1,674)       (304)     (1,439)        234      (3,063)    (11,397)
                                                  ----------- ----------- ----------- ----------- ----------- -----------
        Total other income and (expenses)            (19,187)    (17,432)    (51,360)    (51,451)    (70,128)    (81,307)
                                                  ----------- ----------- ----------- ----------- ----------- -----------
Income (loss) before income taxes                    (22,091)    (17,961)     19,991      36,473      67,469      68,593
Income tax expense (benefit)                          (7,903)     (7,016)      9,509      13,979      31,944      22,764
                                                  ----------- ----------- ----------- ----------- ----------- -----------
Net income (loss)                                 $  (14,188) $  (10,945) $   10,482  $   22,494  $   35,525  $   45,829
                                                  =========== =========== =========== =========== =========== ===========

Basic earnings (loss) per share                   $    (0.46) $    (0.38) $     0.34  $     0.80  $     1.16  $     1.65
                                                  =========== =========== =========== =========== =========== ===========
Diluted earnings (loss) per share                 $    (0.46) $    (0.38) $     0.34  $     0.80  $     1.15  $     1.64
                                                  =========== =========== =========== =========== =========== ===========
Dividends paid per share                          $     0.205 $     0.205 $     0.615 $     0.615 $     0.82  $     0.82
                                                  =========== =========== =========== =========== =========== ===========

Average number of common shares outstanding           30,742      29,050      30,621      28,028      30,550      27,846
Average shares outstanding (assuming dilution)             -           -      30,902      28,216      30,824      28,022


                             The accompanying notes are an integral part of these statements.



                                       SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Thousands of dollars)
                                                      (Unaudited)

                                                                   NINE MONTHS ENDED            TWELVE MONTHS ENDED
                                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                               ---------------------------  --------------------------
                                                               ---------------------------  --------------------------
                                                                   1999          1998          1999           1998
                                                               ------------- -------------  ------------ -------------
                                                               ------------- -------------  ------------ -------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                                $     10,482  $     22,494   $    35,525  $     45,829
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                              72,998        65,822        95,980        87,920
          Deferred income taxes                                     (18,311)       (9,544)       (8,919)        8,948
          Changes in current assets and liabilities:
            Accounts receivable, net of allowances                   31,594        25,292        (3,719)       (5,820)
            Accrued utility revenue                                  32,873        31,873        (1,500)         (775)
            Deferred purchased gas costs                             60,828        27,212        62,973         5,065
            Accounts payable                                        (25,350)      (25,446)        2,067         3,446
            Accrued taxes                                             2,540        22,223        12,097        33,760
            Other current assets and liabilities                      2,117        (3,503)       21,383       (15,241)
          Other                                                        (645)        1,136          (803)       14,495
                                                               ------------- -------------  ------------ -------------
          Net cash provided by operating activities                 169,126       157,559       215,084       177,627
                                                               ------------- -------------  ------------ -------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Construction expenditures and property additions              (150,336)     (136,647)     (208,310)     (185,812)
     Other                                                          (16,443)          902       (13,018)        4,568
                                                               ------------- -------------  ------------ -------------
          Net cash used in investing activities                    (166,779)     (135,745)     (221,328)     (181,244)
                                                               ------------- -------------  ------------ -------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Issuance of common stock, net                                    9,745        63,846        13,079        67,289
     Dividends paid                                                 (18,830)      (17,460)      (25,046)      (23,054)
     Issuance of long-term debt, net                                 13,502        34,572        19,794        35,901
     Retirement of long-term debt, net                               (4,301)       (4,646)       (6,278)       (6,736)
     Issuance (repayment) of short-term debt                        (15,165)     (108,675)        3,510       (75,675)
                                                               ------------- -------------  ------------ -------------
          Net cash provided by (used in) financing activities       (15,049)      (32,363)        5,059        (2,275)
                                                               ------------- -------------  ------------ -------------

     Change in cash and temporary cash investments                  (12,702)      (10,549)       (1,185)       (5,892)
     Cash at beginning of period                                     18,535        17,567         7,018        12,910
                                                               ------------- -------------  ------------ -------------

     Cash at end of period                                     $      5,833         7,018   $     5,833         7,018
                                                               ============= =============  ============ =============

     Supplemental information:
     Interest paid, net of amounts capitalized                 $     45,459  $     46,108   $    60,515  $     60,753
                                                               ============= =============  ============ =============
     Income taxes paid (received), net                         $     27,928  $      6,666   $    26,230  $    (24,594)
                                                               ============= =============  ============ =============

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

Basis of Presentation. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report to Shareholders, which is incorporated by reference into the Form 10-K, and the 1999 Quarterly Reports on Form 10-Q.

Intercompany Transactions. The construction services segment recognizes revenues generated from contracts with Southwest (see Note 2 below). Accounts receivable for these services were $4.6 million at September 30, 1999 and $5 million at December 31, 1998. The accounts receivable balance, revenues, and associated profits are included in the consolidated financial statements of the Company and were not eliminated during consolidation. Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," provides that intercompany profits on sales to regulated affiliates should not be eliminated in consolidation if the sales price is reasonable and if future revenues approximately equal to the sales price will result from the rate-making process. Management believes these two criteria are being met.

Note 2 - Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment income (thousands of dollars):


                                                   Natural Gas           Construction
                                                   Operations              Services              Total
                                                 ---------------       ----------------      -------------
Nine months ended September 30, 1999
Revenues from external customers                 $       570,979       $         71,108      $     642,087
Intersegment revenues                                         --                 32,519             32,519
                                                 ---------------       ----------------      -------------
     Total                                       $       570,979       $        103,627      $     674,606
                                                 ===============       ================      =============
Segment net income                               $         7,385       $          3,097      $      10,482
                                                 ===============       ================      =============

Nine months ended September 30, 1998
Revenues from external customers                 $       567,609       $         53,946      $     621,555
Intersegment revenues                                         --                 26,451             26,451
                                                 ---------------       ----------------      -------------
     Total                                       $       567,609       $         80,397      $     648,006
                                                 ===============       ================      =============
Segment net income                               $        20,637       $          1,857      $      22,494
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

In February 1999, the Company announced that it had received an unsolicited proposal from Southern Union Company (Southern Union), headquartered in Austin, Texas, offering to acquire the Company for $32 per share in cash. Under the terms of the original agreement with ONEOK, and as a result of certain preliminary determinations made by the Board of Directors of the Company, the Board of Directors authorized management to commence substantive discussions with Southern Union regarding its proposal. In April 1999, the Board of Directors approved the amendment to the agreement with ONEOK and rejected the unsolicited bid by Southern Union. Southern Union revised its offer to $33.50 per share in late April 1999. In May 1999, the Board of Directors rejected the revised bid.

The merger agreement, as amended, with ONEOK remains in full force and effect.

The transaction is subject to customary conditions, including approvals from shareholders of the Company and state regulators in Arizona, California, and Nevada. In June 1999, regulatory approval was obtained from the Public Utilities Commission of Nevada. The shareholders of the Company approved the principal terms of the merger at the annual shareholders meeting held in August 1999. Merger filings have been made with the Arizona and California regulatory bodies. A hearing date has not been determined in California.

Hearings before the Arizona Corporation Commission (ACC), scheduled during the third quarter, have been delayed several times. Most recently, in October 1999 the ACC staff requested eight weeks to review the voluminous information filed (including additional testimony by the Company and ONEOK and the submission of documents filed in certain of the merger-related litigation described in Part II, Item 1), as well as conduct additional discovery. The ACC granted the staff request and ordered a report and updated recommendations be filed by staff in January 2000. Hearings are now scheduled for February 2000.

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

Southwest purchases, transports, and distributes natural gas to approximately 1,246,000 residential, commercial, industrial and other customers, of which 57 percent are located in Arizona, 34 percent are in Nevada, and 9 percent are in California. During the twelve months ended September 30, 1999, Southwest earned 56 percent of operating margin in Arizona, 34 percent in Nevada, and 10 percent in California. During this same period, Southwest earned 84 percent of operating margin from residential and small commercial customers, 4 percent from other sales customers, and 12 percent from transportation customers. These patterns are similar to prior years and are expected to continue.

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

Southwest continues to experience significant population growth throughout its service territories. This growth has required large amounts of capital to finance the investment in infrastructure, in the form of new transmission and distribution plant, to satisfy consumer demand. For the twelve months ended September 30, 1999, natural gas construction expenditures totaled $205 million. Approximately 75 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest (net of dividends) were $178 million for the twelve months ended September 30, 1999. Operating cash flows exceeded expected levels primarily due to deferred purchased gas cost recoveries.

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

Results of Consolidated Operations

Quarterly Analysis
------------------
                                          Contribution to Net Income (Loss)
                                           Three Months Ended September 30,
                                     ------------------------------------------
                                         1999                           1998
                                     -----------                    -----------
                                               (Thousands of dollars)
Natural gas operations               $   (15,304)                   $   (11,794)
Construction services                      1,116                            849
                                     -----------                    -----------
Net income (loss)                    $   (14,188)                   $   (10,945)
                                     ===========                    ===========

Net loss for the quarter ended September 30, 1999 was $0.46 per share, compared to a loss of $0.38 per share recorded during the corresponding quarter of the prior year. Natural gas operations results declined $0.09 per share. See separate discussion at Results of Natural Gas Operations for changes as they relate to gas operations. The contribution from construction services for the current quarter remained relatively consistent to that of the corresponding quarter of the prior year. Average shares outstanding increased 1.7 million shares between periods primarily due to a 2.5 million share issuance of common stock in August 1998 and continuing issuances under the Dividend Reinvestment and Stock Purchase Plan.

Nine-Month Analysis
-------------------
                                             Contribution to Net Income
                                           Nine Months Ended September 30,
                                     ------------------------------------------
                                         1999                           1998
                                     -----------                    -----------
                                               (Thousands of dollars)
Natural gas operations               $     7,385                    $    20,637
Construction services                      3,097                          1,857
                                     -----------                    -----------
Net income                           $    10,482                    $    22,494
                                     ===========                    ===========

Net income for the nine months ended September 30, 1999 was $0.34 per share, compared to $0.80 per share recorded during the corresponding period of the prior year. Earnings from natural gas operations decreased $0.50 per share. See separate discussion at Results of Natural Gas Operations for changes as they relate to gas operations. Construction services contributed per share earnings of $0.10, a $0.04 per share increase from the corresponding period of the prior year. The improvement is attributed to a high volume of work experienced during the first quarter of 1999 that resulted from unseasonably warm, dry weather conditions in several cold-climate operating areas. Average shares outstanding increased 2.6 million shares between periods primarily due to a 2.5 million share issuance of common stock in August 1998 and continuing issuances under the Dividend Reinvestment and Stock Purchase Plan.

Twelve-Month Analysis
---------------------
                                             Contribution to Net Income
                                          Twelve Months Ended September 30,
                                     ------------------------------------------
                                         1999                           1998
                                     -----------                    -----------
                                               (Thousands of dollars)
Natural gas operations               $    31,578                    $    43,444
Construction services                      3,947                          2,385
                                     -----------                    -----------
Net income                           $    35,525                    $    45,829
                                     ===========                    ===========

Earnings per share for the twelve months ended September 30, 1999 were $1.16, a $0.49 decrease from per share earnings of $1.65 recorded during the prior twelve-month period. Earnings contributed from natural gas operations decreased $0.53 per share. See separate discussion at Results of Natural Gas Operations for changes as they relate to gas operations. Construction services activities contributed per share earnings of $0.13, a $0.04 per share improvement over the prior twelve-month period. The improvement is attributable to better-than-expected weather conditions in several cold-climate operating areas which prevented the normal slow down in work during the fourth quarter of 1998 and the first quarter of 1999. Average shares outstanding increased 2.7 million shares between periods primarily due to a 2.5 million share issuance of common stock in August 1998 and continuing issuances under the Dividend Reinvestment and Stock Purchase Plan.

The following table sets forth the ratios of earnings to fixed charges for the
Company:

                                              For the Twelve Months Ended
                                        September 30,               December 31,
                                            1999                      1998
                                       ---------------           ---------------

Ratios of earnings to fixed charges          1.88                      2.08

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), preferred securities distributions, and amortized debt costs.

Results of Natural Gas Operations


Quarterly Analysis
------------------

                                                                           Three Months Ended
                                                                              September 30,
                                                                     ------------------------------
                                                                        1999                1998
                                                                     -----------        -----------
                                                                         (Thousands of dollars)
Gas operating revenues                                               $   125,190        $   128,229
Net cost of gas sold                                                      46,711             51,499
                                                                     -----------        -----------
   Operating margin                                                       78,479             76,730
Operations and maintenance expense                                        54,621             50,765
Depreciation and amortization                                             21,918             20,563
Taxes other than income taxes                                              7,074              7,699
                                                                     -----------        -----------
   Operating loss                                                         (5,134)            (2,297)
Other income (expense)                                                    (1,918)              (341)
                                                                     -----------        -----------
   Loss before interest and income taxes                                  (7,052)            (2,638)
Net interest deductions                                                   15,657             15,467
Preferred securities distributions                                         1,368              1,368
Income tax expense (benefit)                                              (8,773)            (7,679)
                                                                     -----------        -----------
   Contribution to consolidated net income (loss)                    $   (15,304)       $   (11,794)
                                                                     ===========        ===========

Contribution from natural gas operations declined approximately $3.5 million compared to the third quarter of 1998. The decline was principally the result of merger-related costs and higher operating expenses partially offset by increased operating margin.

Operating margin increased $1.7 million, or two percent, in the third quarter of 1999 compared to the same period a year ago. The increase was attributed to customer growth as both quarters have little heating demand and there was no significant change in rates charged to customers.

Operations and maintenance expenses increased $3.9 million, or eight percent, reflecting general increases in labor and maintenance costs along with incremental operating expenses associated with providing service to a steadily growing customer base.

Depreciation expense and general taxes increased a net $730,000, or three percent, as a result of construction activities. Average gas plant in service increased $165 million, or eight percent, as compared to the third quarter of 1998. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Other expenses increased $1.6 million primarily due to merger-related costs.


Nine-Month Analysis
-------------------

                                                                            Nine Months Ended
                                                                              September 30,
                                                                     ------------------------------
                                                                        1999                1998
                                                                     -----------        -----------
                                                                         (Thousands of dollars)
Gas operating revenues                                               $   570,979        $   567,609
Net cost of gas sold                                                     254,436            246,254
                                                                     -----------        -----------
   Operating margin                                                      316,543            321,355
Operations and maintenance expense                                       163,565            153,796
Depreciation and amortization                                             65,481             59,539
Taxes other than income taxes                                             21,585             23,516
                                                                     -----------        -----------
   Operating income                                                       65,912             84,504
Other income (expense)                                                    (2,600)              (432)
                                                                     -----------        -----------
   Income before interest and income taxes                                63,312             84,072
Net interest deductions                                                   44,720             46,806
Preferred securities distributions                                         4,106              4,106
Income tax expense                                                         7,101             12,523
                                                                     -----------        -----------
   Contribution to consolidated net income                           $     7,385        $    20,637
                                                                     ===========        ===========

Contribution to consolidated net income declined approximately $13.3 million compared to the first nine months of 1998. The decline was principally the result of merger-related costs, lower operating margin, and higher operating expenses partially offset by reduced financing costs.

Operating margin decreased $4.8 million, or one percent, in the first nine months of 1999 compared to the same period a year ago. Differences in heating demand caused by weather variations between periods resulted in a $13 million decrease, much of which was attributed to colder-than-normal temperatures during the first half of 1998. Partially offsetting the weather-related impacts was an increase of approximately $8 million in operating margin due to customer growth.

Operations and maintenance expenses increased $9.8 million, or six percent, reflecting general increases in labor and maintenance costs along with incremental operating expenses associated with providing service to a steadily growing customer base.

Depreciation expense and general taxes increased a net $4 million, or five percent, as a result of construction activities. Average gas plant in service increased $159 million, or eight percent, as compared to the nine-month period ended September 1998. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Other expense includes $4.4 million (pretax) of merger-related costs.

Net interest deductions decreased $2.1 million, or four percent. Strong cash flows coupled with a 2.5 million share common stock offering during the third quarter of 1998 combined to reduce average debt outstanding between periods.


Twelve-Month Analysis
---------------------


                                                                           Twelve Months Ended
                                                                             September 30,
                                                                     ------------------------------
                                                                         1999               1998
                                                                     -----------        -----------
                                                                         (Thousands of dollars)
Gas operating revenues                                               $   802,967        $   767,961
Net cost of gas sold                                                     338,031            305,762
                                                                     -----------        -----------
  Operating margin                                                       464,936            462,199
Operations and maintenance expense                                       218,941            206,790
Depreciation and amortization                                             86,173             78,879
Taxes other than income taxes                                             29,715             30,427
                                                                     -----------        -----------
  Operating income                                                       130,107            146,103
Other income (expense)                                                    (4,283)           (12,761)
                                                                     -----------        -----------
  Income before interest and income taxes                                125,824            133,342
Net interest deductions                                                   60,198             63,365
Preferred securities distributions                                         5,475              5,475
Income tax expense                                                        28,573             21,058
                                                                     -----------        -----------
  Contribution to consolidated net income                            $    31,578        $    43,444
                                                                     ===========        ===========

Contribution to consolidated net income decreased $11.9 million compared to the corresponding twelve-month period ended September 1998. The decrease was the result of higher operating expenses, partially offset by improvements in operating margin and reduced financing costs. In addition, current-period results were negatively impacted by the incurrence of merger-related costs. Prior-period results included the effects of several nonrecurring events recorded during the fourth quarter of 1997, which are described below.

Operating margin increased $2.7 million, or one percent. Customer growth contributed $15 million of incremental margin. However, differences in heating demand between periods resulted in a $12 million reduction in operating margin as colder-than-normal weather conditions in the prior period returned to more normal conditions during the most recent twelve months.

Operations and maintenance expenses increased $12.2 million, or six percent, reflecting general increases in labor and maintenance costs along with incremental operating expenses associated with providing service to a steadily growing customer base.

Depreciation expense and general taxes increased a net $6.6 million, or six percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $154 million, or eight percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate new customers being added to the system.

Other income (expense) improved $8.5 million. During the fourth quarter of 1997, Southwest recognized nonrecurring charges to income related to cost overruns on two separate construction projects. These charges are reflected in Other income (expense). An $8 million pretax charge resulted from cost overruns experienced during expansion of the northern California service territory. See Rates and Regulatory Proceedings herein. A second pretax charge, for $5 million, related to cost overruns on a nonutility construction project. See Note 11 of the Notes to Consolidated Financial Statements in the 1998 Annual Report to Shareholders for additional disclosures related to this charge. Partially offsetting these charges was the recognition of a $3.4 million income tax benefit related to the successful settlement in November 1997 of open tax issues dating back as far as 1988. The combined impact of these three events was a $4.1 million, or $0.15 per share, after-tax reduction to earnings. In connection with the proposed merger into ONEOK, Southwest has incurred approximately $5.5 million (pretax) of financial advisor, legal, and other costs, which are included in Other income (expense) for the twelve-month period ended September 1999. These costs resulted in an after-tax reduction to earnings of $0.16 per share.

Net interest deductions decreased $3.2 million, or five percent, during the twelve months ended September 1999 compared to the corresponding prior twelve-month period. Strong cash flows, coupled with a 2.5 million share common stock offering during the third quarter of 1998, reduced the need for new borrowings and also lowered the average amount of debt outstanding.

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

During the summer of 1999, Southwest resumed construction on the project. Due to the short construction season, the project will not be completed until 2003. Southwest expects to incur approximately $4 million of construction expenditures in 1999.

In June 1999, Southwest and the town of Truckee filed the Agreement as part of a Joint Petition with the CPUC to modify the certificate of public convenience and necessity granted in 1995 and the related cost recovery mechanism. In this filing, Southwest reduced the estimated remaining cost to complete the project from $25 million to approximately $18 million based on construction bids received. On November 2, 1999, the assigned Administrative Law Judge issued a Draft Decision recommending denial of the Joint Petition and addressing certain issues regarding compliance with existing orders. The parties to the proceeding have 20 days to file comments on the Draft Decision. The Draft Decision is scheduled to be on the agenda at the December 2, 1999 CPUC meeting at which time the CPUC may act on the Draft Decision, postpone action, or consider other alternatives. Both Southwest and representatives of the town of Truckee will be filing comments and working with the CPUC, as allowed under CPUC rules, to obtain approval of the Joint Petition as filed.

Management believes there is a reasonable possibility these efforts will be successful and the CPUC will ultimately approve the Joint Petition. If the Joint Petition is approved, Southwest would reduce its regulatory disallowance exposure from approximately $17 million to approximately $2 million, pretax, based on current estimates to complete the project. If not approved, Southwest will resume its pursuit of other regulatory and legal avenues with the intent of reversing or mitigating the effects of the CPUC decisions to complete the project under its original terms and scope. Once a final order is issued, an evaluation of the likelihood of success of these other avenues can be made. Pending a final decision by the CPUC, Southwest has not recorded any additional write-offs for this project beyond an $8 million charge recognized in the fourth quarter of 1997.

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

The Year 2000 plan includes specific timetables for categories of tasks for each department as follows:

(1) Assess Year 2000 issues - complete;
(2) Analyze, prioritize, and catalog Year 2000 issues - complete;
(3) Create action plans - complete;
(4) Implement plans and validate compliance - complete.

The Company's top priority is to ensure that natural gas can be received from suppliers and delivered to customers. To accomplish this, the Company has sent inquiries to its five major providers of interstate natural gas transportation service. These providers have responded to the inquiries indicating that they intend to be Year 2000 compliant before the end of 1999. The Company has also evaluated its gas pipeline delivery systems, which are the systems used to distribute natural gas from the interstate pipelines to the customer. These systems utilize an extensive network of hardware and software devices that schedule, regulate, measure, or otherwise facilitate the flow of natural gas. Remediation or replacement of any noncompliant devices has been completed making the gas supply delivery systems Year 2000 compliant.

The Company's business-critical computer systems are Year 2000 compliant. The customer service system which supports customer billing, accounts receivable, and other customer service functions is Year 2000 compliant. In addition, the accounts payable, purchasing, human resources, general ledger, and payroll systems are Year 2000 compliant. The Company has also assessed, and fixed where necessary, its other computer components, such as computer equipment and software, and these components are Year 2000 compliant.

The Company has been communicating with suppliers and vendors to determine the extent to which those companies are addressing Year 2000 compliance issues. The Company is requiring business-critical suppliers and vendors to certify compliance in order to continue doing business with the Company. In addition, the Company is identifying and contacting alternate suppliers and vendors as part of a Year 2000 contingency plan. The companies contacted have responded that efforts are underway to become compliant.

The Company has also assessed and remediated Year 2000 issues related to embedded system devices (such as microcontrollers used in equipment and machinery), data exchange functions, networks, telecommunications, security access and building control systems, forms, reports, and other business processes and activities. These areas are now Year 2000 compliant.

The Company has developed contingency plan scenarios for each district and division. In developing these scenarios, the Company has identified the systems, operations, and devices that are at risk for failure. The Company has attempted to forecast what failures might occur and the impact of these failures. As part of this process, the Company has identified the most reasonably likely worst case Year 2000 scenario, and has prepared contingency plans for all "high risk" systems, operations, and devices. This process has culminated in the development of a "Contingency Plan Operations Guide." This guide documents specific items associated with the Company's Year 2000 contingency plans including personnel-related items, non-labor resources required by the plan, command and decision authority roles, and location and function of a contingency command center.

The Company estimates that the cost of remediation will be approximately
$2 million. Expenditures of approximately $1.6 million have been incurred through September 1999 in connection with systems that have been converted. The remediation costs include internal labor costs, as well as fees and expenses paid to outside contractors, specifically associated with reprogramming or replacing noncompliant components. The Company does not expect that such expenditures will have a material impact on results of operations or financial condition.

The Company's Year 2000 plans are based on management's best estimates. These estimates were derived using numerous assumptions of future events including, but not limited to, third party modification plans, availability of qualified personnel, support of software vendors, and other factors. The Company is also relying on the representations made by significant third party suppliers and vendors.

Forward-Looking Statements

This report contains statements which constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, the impact of weather variations on customer usage, natural gas prices, the effects of regulation/deregulation, the timing of rate relief, the outcome of Southwest's challenges to regulatory actions, changes in capital requirements and funding, Year 2000 remediation efforts, acquisitions, competition, and merger-related developments and litigation (see Note 3 and Part II, Item 1).

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

                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

In December 1998, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which the Company agreed to be acquired by ONEOK, Inc (ONEOK). The Merger Agreement was amended on April 25, 1999 following the receipt of unsolicited offers to acquire the Company from Southern Union Company (Southern Union) which were rejected by the Company. Litigation is pending in California, Nevada, Oklahoma, and Arizona relating to the proposed acquisition of the Company by ONEOK and the Company's rejection of Southern Union's unsolicited offers which is described below.

California Litigation
---------------------
On December 16, 1998, Arthur Klein filed a purported class action complaint on behalf of himself and shareholders of the Company (excluding defendants and their affiliates and families) in the Superior Court of the State of California in San Diego County (Case No. 726615) against the Company and its directors. The complaint has been amended three times. As amended, the complaint alleges breach of the duties of loyalty, due care, candor and good faith and fair dealing and sets forth claims relating to the Company's proxy statement for its annual meeting of shareholders in 1999, including allegations of misrepresentations or omissions relating to the proposed acquisition of the Company by ONEOK and the rejection of the Southern Union offers. The complaint, as amended, further seeks to enjoin the acquisition of the Company by ONEOK, to rescind the Merger Agreement with ONEOK or portions thereof, to implement an auction of the Company or similar process, to void the $30 million termination fee in the Merger Agreement with ONEOK, unspecified damages, and a declaration that the action is properly maintainable as a class action on behalf of all shareholders.

On March 31, 1999, the Court allowed John Mauricio to file a complaint in intervention. On May 4, 1999, Southern Union intervened in the purported shareholder class action and filed a complaint in intervention. Southern Union's complaint was thereafter severed from the purported shareholder class action and has been dismissed.

On June 9, 1999, the Company signed a Memorandum of Understanding (MOU) with the shareholder plaintiffs' counsel to settle the purported shareholder class action. The MOU sets forth the parties' agreement in principle settling all of the shareholders' claims arising out of the actions of the Company and its directors relating to the proposed acquisition of the Company by ONEOK, including allegations of misrepresentations or omissions in the proxy statement, and will be incorporated into a final Stipulation of Settlement. The MOU is not an admission of any of the plaintiff's allegations. The Company and its directors have denied and continue to deny that they have committed or attempted to commit any wrongdoing or breached any duty owed to the Company or its shareholders. The MOU is subject to several conditions, including the consummation of the acquisition of the Company by ONEOK and the entry of a final judgment of dismissal with prejudice by a U.S. district court that is binding on all shareholders of the Company during the period from December 14, 1998 through the date of consummation of the proposed acquisition.

The case has been removed from the California Superior Court in San Diego to the U.S. District Court for the Southern District of California
(Case No. 99 cv 1891B (JAH)). On October 6, 1999, GAMCO Investors, Inc. and Gabelli Funds LLC filed a notice of appearance in this matter.

Nevada Litigation
-----------------
On April 30, 1999, the Company filed a complaint against Southern Union in the U.S. District Court, District of Nevada (Case No. CV-99-0530-JBF-LRL) alleging a breach of the confidentiality and standstill agreement between the Company and Southern Union, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets, intentional interference with contract, intentional interference with prospective economic advantage and other violations of California and Nevada law. The Company amended its complaint on May 6, 1999, adding an additional claim against Southern Union pursuant to
Section 14(a) of the Securities Exchange Act of 1934. On June 30, 1999, Southern Union filed a motion for judgment on the pleadings. The court has not yet ruled on this motion.

On July 22, 1999, Southern Union filed a motion for leave to amend its answer in the Nevada federal action and to assert counterclaims against the Company. The counterclaims mirror the contractual claims filed by Southern Union in the Arizona action described below. Southern Union's motion for leave to amend has been granted. No motions or answers have been filed by the Company in response to an amended answer or counterclaims.

On August 4, 1999, the Company filed a motion for a temporary restraining order and preliminary injunction to prevent Southern Union from prosecuting any claims stemming from the February 21, 1999 confidentiality and standstill agreement in the United States District Court of Arizona. This motion has been denied.

Oklahoma Litigation
-------------------
On May 5, 1999, ONEOK filed a complaint against Southern Union for breaching the February 21, 1999 confidentiality and standstill agreement in the United States District Court for the Northern District of Oklahoma (Case No. 99-CV-345H(M)). ONEOK's third party beneficiary claims against Southern Union in the Oklahoma action are similar to those asserted by the Company against Southern Union in the Nevada action. ONEOK also sought to enjoin Southern Union from breaching the February 21, 1999 confidentiality and standstill agreement and from taking any other wrongful actions to disrupt the proposed acquisition of the Company by ONEOK.

On May 11, 1999, the Northern District of Oklahoma granted ONEOK's requested injunction and issued a temporary restraining order enjoining Southern Union from any future violation of the February 21, 1999 confidentiality and standstill agreement, including soliciting proxies from the Company's shareholders. ONEOK and Southern Union then stipulated that the temporary restraining order could be entered as a preliminary injunction and that Southern Union would be deemed to have sought and been denied a stay of the injunction. The Northern District of Oklahoma entered the parties' stipulation and Southern Union filed a Notice of Appeal and Request for a Stay of the injunction with the Tenth Circuit on May 17, 1999. With certain limited exceptions, this request for a stay was denied. Southern Union subsequently filed supplements to its motion for stay seeking the opportunity to participate in ongoing administrative proceedings before state public utility commissions, including proceedings in Arizona, California and Nevada. On June 10, 1999, the Tenth Circuit Court of Appeals denied Southern Union's request for a stay in order to enable it to participate in state public utility proceedings. On July 19, 1999, Southern Union filed a motion to vacate the preliminary injunction issued by the Northern District of Oklahoma in May 1999 on the basis of the same allegations contained in the complaint filed in Arizona in July 1999. Southern Union's motion was denied on July 23, 1999 on the grounds that the court lacked jurisdiction to consider Southern Union's motion.

Discovery is proceeding in this case. The Company is not, however, a party to this case.

Arizona Litigation
------------------
On July 19, 1999, Southern Union filed a complaint in the United States District Court of Arizona (Civ '99 1294 PHX ROS), which was amended on October 11, 1999. As amended, the complaint alleges that the Company, Michael O. Maffie, President and Chief Executive Officer of the Company, Thomas Y. Hartley, Chairman of the Board of the Company, and Edward Zub, Senior Vice President Regulation and Pricing of the Company, ONEOK, Larry W. Brummett, Chairman of the Board and Chief Executive Officer of ONEOK, James C. Kneale, Chief Financial Officer and Treasurer of ONEOK, John A. Gaberino, Jr., Senior Vice President and General Counsel of ONEOK, Eugene Dubay, President and Chief Operating Officer of Kansas Gas Service, a division of ONEOK, James Irvin, a Commissioner of the Arizona Corporation Commission, and Jack Rose, a resident of the State of Arizona, have conspired to block the Company's shareholders from voting upon Southern Union's offer and have acted to ensure that the Company's Board of Directors would approve and recommend the ONEOK offer to the Company's shareholders and to influence the vote of members of regulatory commissions required to approve the proposed acquisition of the Company by ONEOK in violation of state and federal criminal laws. The complaint, as amended, further alleges that the defendants fraudulently induced Southern Union to enter into the February 21, 1999 confidentiality and standstill agreement, Southwest breached the terms of that agreement and its covenant of good faith and fair dealing, and all defendants, other than Southwest and Mr. Hartley, intentionally interfered with a business relationship between the Company and Southern Union and tortiously interfered with contractual relations between the Company and Southern Union.

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

The defendants have filed motions to dismiss the first complaint filed by Southern Union. No answers or motions have yet been filed by any of the defendants in response to Southern Union's amended complaint.

Other Proceedings
-----------------
The Company has been named as defendant in various other legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that none of this litigation will have a material adverse impact on the Company's financial position or results of operations.

ITEMS 2-4.        None

ITEM 5.           OTHER INFORMATION

Shareholders are advised that any shareholder proposal intended for consideration at the Company's regularly scheduled Annual Meeting, if the meeting is held, and inclusion in the Company's proxy materials for the meeting must be received in writing by the Company on or before December 31, 1999. If a shareholder intends to offer any proposal at such meeting without using the proxy materials, notice of such intended action has to be provided to the Company on or before December 31, 1999, in order for the proposal to be presented for shareholder consideration at the Annual Meeting. All proposals must comply with applicable SEC rules. It is recommended that shareholders submitting proposals for inclusion in the proxy materials or notices to the Company, direct such proposals or notices to the Corporate Secretary of the Company and utilize Certified Mail-Return Receipt Requested in order to ensure timely delivery.

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

               (b)  Reports on Form 8-K

                    The Company filed a Form 8-K, dated September 9, 1999, reporting that the Arizona Corporation Commission delayed hearings regarding the proposed merger between Southwest Gas Corporation and ONEOK from September 1, 1999 until
                    November 4, 1999.

                    The Company filed a Form 8-K, dated October 7, 1999, reporting that the Arizona Corporation Commission delayed hearings regarding the proposed merger between Southwest Gas Corporation and ONEOK from November 4, 1999 until
                    December 2, 1999.

                    The Company filed a Form 8-K, dated October 27, 1999, reporting that the Arizona Corporation Commission delayed hearings regarding the proposed merger between Southwest Gas Corporation and ONEOK from December 2, 1999 until February 11, 2000.

                    The Company filed a Form 8-K, dated October 28, 1999, reporting operating results for the quarter ended September 30, 1999.

                    The Company filed a Form 8-K, dated November 2, 1999, reporting that a Draft Decision recommending denial of the Joint Petition relating to the Northern California Expansion Project was issued by the assigned Administrative Law Judge.

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



Date:  November 12, 1999




                                           /s/ Edward A. Janov
                          ------------------------------------------------------
                                             Edward A. Janov
                          Vice President/Controller and Chief Accounting Officer