Form 10-K405
period 1999-12-31
SOUTHWEST GAS CORP
filed 2000-03-29
CIK 92416

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                          COMMISSION FILE NUMBER 1-7850


                            SOUTHWEST GAS CORPORATION
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               CALIFORNIA                                      88-0085720
     -------------------------------                       -------------------
     (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

        5241 SPRING MOUNTAIN ROAD
          POST OFFICE BOX 98510
            LAS VEGAS, NEVADA                                  89193-8510
----------------------------------------                   -------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                   AGGREGATE MARKET VALUE OF THE VOTING STOCK
                    HELD BY NONAFFILIATES OF THE REGISTRANT:
                         $593,172,077 at March 14, 2000

                THE NUMBER OF SHARES OUTSTANDING OF COMMON STOCK:
       Common Stock, $1 Par Value, 31,219,583 shares as of March 14, 2000

                       DOCUMENTS INCORPORATED BY REFERENCE


            DESCRIPTION                           PART INTO WHICH INCORPORATED
            -----------                           ----------------------------

Annual Report to Shareholders for the                 Parts I, II, and IV
    Year Ended December 31, 1999
Proxy Statement dated March 31, 2000                        Part III

================================================================================

                                TABLE OF CONTENTS

                                     PART I

                                                                                  PAGE
                                                                                  ----
ITEM 1.    BUSINESS.............................................................    1
           Natural Gas Operations...............................................    1
              General Description...............................................    1
              Rates and Regulation..............................................    2
              Recent Regulatory and Legislative Developments....................    3
              Competition.......................................................    4
              Demand for Natural Gas............................................    4
              Natural Gas Supply................................................    5
              Environmental Matters.............................................    6
              Employees.........................................................    6
           Construction Services................................................    6
ITEM 2.    PROPERTIES ..........................................................    7
ITEM 3.    LEGAL PROCEEDINGS....................................................    9
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................   11

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS..................................................   11
ITEM 6.    SELECTED FINANCIAL DATA..............................................   11
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS............................................   11
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........   11
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................   11
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.............................................   11

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................   12
ITEM 11.   EXECUTIVE COMPENSATION...............................................   13
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ......   13
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................   13

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K ....   13
           List of Exhibits.....................................................   15
SIGNATURES .....................................................................   19

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

      In July 1996, the Company completed the sale of the assets and liabilities of PriMerit Bank, Federal Savings Bank, a wholly owned subsidiary, to Norwest Corporation. The financial services activities are designated as discontinued operations for consolidated financial reporting purposes.

      Financial information with respect to industry segments is included in
Note 12 of the Notes to Consolidated Financial Statements which is included in the 1999 Annual Report to Shareholders and is incorporated herein by reference.

      In December 1998, the Board of Directors of the Company had announced an agreement for the Company to be acquired by ONEOK, Inc. (ONEOK). The transaction was subject to customary conditions, including approvals from the Company's shareholders and state regulators in Nevada, Arizona, and California.

      The shareholders and Nevada regulators approved the merger agreement during the summer of 1999. However, the staff of the Arizona Corporation Commission (ACC) issued a report in January 2000 indicating they were unable to recommend approval of the merger due to concerns about ONEOK's actions and fitness to serve in Arizona. On January 18, 2000, the Company sent a letter to ONEOK demanding that ONEOK cure the deficiencies identified in the ACC staff report. On January 21, 2000, ONEOK responded to the Company's January 18th letter and stated that it was terminating the merger agreement with the Company. (See ITEM 3. LEGAL PROCEEDINGS herein for information concerning the status of litigation related to the proposed merger and Note 14 of the Notes to Consolidated Financial Statements, which is included in the 1999 Annual Report to Shareholders and incorporated herein by reference, for additional background information on the now terminated merger.)

                             NATURAL GAS OPERATIONS

GENERAL DESCRIPTION

      Southwest is subject to regulation by the ACC, the Public Utilities Commission of Nevada (PUCN), and the California Public Utilities Commission
(CPUC). These commissions regulate public utility rates, practices, facilities, and service territories in their respective states. The CPUC also regulates the issuance of all securities by the Company, with the exception of short-term borrowings. Certain accounting practices, transmission facilities, and rates are subject to regulation by the Federal Energy Regulatory Commission (FERC).

      Southwest purchases, transports, and distributes natural gas to 1,274,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. There were 65,000 customers added to the system during 1999.

      The table below lists the percentage of Southwest operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

                                  RESIDENTIAL AND             OTHER
         FOR THE YEAR ENDED      SMALL COMMERCIAL        SALES CUSTOMERS     TRANSPORTATION
         ------------------      ----------------        ---------------     --------------
          December 31, 1999             83%                     4%                 13%
          December 31, 1998             84                      5                  11
          December 31, 1997             83                      5                  12

      Southwest is not dependent on any one or a few customers to the extent that the loss of any one or several would have a significant adverse impact on earnings.

      Transportation of customer-secured gas to end-users on the Southwest system accounted for 53 percent of total system throughput in 1999. Although the volumes were significant, these customers provide a much smaller proportionate share of operating margin. In 1999, customers who utilized this service transported 119 million dekatherms.

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

RATES AND REGULATION

      Rates that Southwest is authorized to charge its distribution system customers are determined by the ACC, PUCN, and CPUC in general rate cases and are derived using rate base, cost of service, and cost of capital experienced in a historical test year, as adjusted in Arizona and Nevada, and projected for a future test year in California. The FERC regulates the northern Nevada transmission and liquefied natural gas (LNG) storage facilities of Paiute Pipeline Company (Paiute), a wholly owned subsidiary, and the rates it charges for transportation of gas directly to certain end-users and to various local distribution companies (LDCs). The LDCs transporting on the Paiute system are:
Sierra Pacific Power Company (serving Reno and Sparks, Nevada), Avista Utilities (serving South Lake Tahoe, California), and Southwest Gas Corporation (serving North Lake Tahoe, California and various locations throughout northern Nevada).

      Rates charged to customers vary according to customer class and rate jurisdiction and are set at levels allowing for the recovery of all prudently incurred costs, including a return on rate base sufficient to pay interest on debt, preferred securities distributions, and a reasonable return on common equity. Rate base consists generally of the original cost of utility plant in service, plus certain other assets such as working capital and inventories, less accumulated depreciation on utility plant in service, net deferred income tax liabilities, and certain other deductions. Rate schedules in all of the Southwest service areas contain purchased gas adjustment (PGA) clauses, which allow Southwest to file for rate adjustments as the cost of purchased gas changes. Generally, tariffs in Nevada and California service territories provide for annual adjustment dates for changes in purchased gas costs. However, Southwest may request to adjust its rates more often than once each year, if conditions warrant. In Arizona, beginning in June 1999, Southwest adjusts its rates monthly for changes in purchased gas costs. PGA rate changes affect cash flows but have no direct impact on profit margin. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. Information with respect to recent PGA filings is included in the Rates and Regulatory Proceedings section of Management's Discussion and Analysis (MD&A), which is included in the 1999 Annual Report to Shareholders.

      The table below lists the docketed general rate filings last initiated and/or completed within each ratemaking area:

                                                                                        MONTH
                                                                                     FINAL RATES
RATEMAKING AREA                    TYPE OF FILING           MONTH FILED               EFFECTIVE
---------------                    --------------           -----------              -----------
Arizona........................  General rate case         November 1996            September 1997
California:
   Northern....................  Operational attrition     November 1997            January 1998
   Southern....................  General rate case         January 1994             January 1995
Nevada:
   Northern and Southern.......  General rate case         December 1995            July 1996
FERC:
   Paiute......................  General rate case         July 1996                January 1997

----------

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

      During 1998, the PUCN issued two natural gas-related restructuring orders. The orders identified the distinct components of natural gas service and established the procedures to request that a component of service be declared potentially competitive. In 1999, the PUCN continued the restructuring effort by adopting regulations for licensing requirements and fees for alternate sellers. Large commercial and industrial customers who currently have competitive gas supply purchase options can continue to be served by non-utility gas suppliers if the suppliers obtain a license from the PUCN to provide discretionary services. To date, three applications for discretionary service licensing have been approved. No party has come forward to register as a provider of competitive natural gas services or to request any utility services currently provided by Southwest be declared potentially competitive. Further issues such as unbundling of rates, licensing of alternative sellers, and recovery of stranded costs have not yet been decided by the PUCN.

      During the 1999 legislative session, the Nevada Legislature passed, and the Governor signed into law, Senate Bill (SB) 438. SB 438 further refines the statutory framework for restructuring established in 1997 by Assembly Bill 366. The recent legislation did not specifically address the natural gas industry.

California

      The CPUC continued its investigation, initiated in late 1997, to further reform the California natural gas industry. The focus of the investigation is to examine options to promote greater competition in the offering of gas commodity, transmission, storage, balancing, and other services for all customers of regulated natural gas utilities. Reports from working groups to examine the options and evaluate statewide consistency were submitted to the CPUC in August 1998. Hearings on various settlement proposals and the options are scheduled for the first quarter of 2000. In addition, legislation adopted in 1999 established the incumbent utility as the provider of last resort and the provider of safety-related services under any restructuring that the CPUC might adopt.

Arizona

      In July 1998, Southwest filed a proposal that would provide all customers with the option of choosing their own gas suppliers. This filing was made as a response to its prior agreement in the 1997 Arizona rate case settlement to expand the eligibility for customers to qualify for transportation service. The filing was indefinitely suspended to allow gas marketers and other interested parties additional time to study the proposal. During 1999, Southwest received ACC approval to allow for core aggregation transportation. Core aggregation provides qualifying customers with multiple meters the opportunity to aggregate their volumes and receive transportation service. There is currently one customer with over 80 individual meters taking advantage of this service. Southwest will continue to work with the ACC to accomplish the goals of natural gas restructuring in the state of Arizona.

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

      Southwest has maintained an intensive effort to mitigate these competitive threats through the use of negotiated transportation contract rates, special long-term contracts with electric generation and cogeneration customers, and new tariff programs. One such program provides an opportunity for potential bypass customers in Arizona to purchase natural gas-related services as a bundled package, including the procurement of gas supply. Southwest enters into gas supply contracts for eligible customers, which are not included in its system supply portfolio, and provides nomination and balancing services on behalf of the customer. This program, as well as other competitive response initiatives and otherwise competitive rates, has helped mitigate the financial impact from the threat of bypass and the potential loss of margin currently earned from large customers.

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

NATURAL GAS SUPPLY

      Southwest is responsible for acquiring (purchasing) and arranging delivery of (transporting) natural gas to its system for all sales customers. Southwest believes that natural gas supplies and pipeline capacity for transportation will remain plentiful and readily available.

      The primary objective of Southwest with respect to gas supply is to ensure that adequate, as well as economical, supplies of natural gas are available from reliable sources. Gas is acquired from a wide variety of sources and a mix of purchase provisions, including spot market purchases and firm supplies over short-term and longer-term durations. During 1999, Southwest acquired gas supplies from approximately 60 suppliers. This practice provides security against nonperformance by any one supplier.

      Balancing reliable supply assurances with the associated costs results in a continually changing mix of purchase provisions within the supply portfolios. To address the unique requirements of its various market areas, Southwest assembles and administers separate natural gas supply portfolios for each of its jurisdictional areas. All natural gas purchases, firm and spot market, are made in a competitive bid environment. California purchases are pursuant to both index-based and fixed-price firm pricing arrangements as well as daily spot market purchases. For the Nevada and Arizona portfolios, the majority of purchases involve index-based firm pricing arrangements. However, at the direction of the respective state regulatory commissions, a portion of the firm supplies are contracted on a fixed-price basis. This process allows Southwest to acquire gas at current market prices with some mitigation of price volatility. In managing its gas supply portfolio, Southwest does not currently utilize stand-alone derivative financial instruments, but may do so in the future to hedge against possible price increases and help mitigate the regulatory risk of a gas cost disallowance during periods of rising prices. Any such change would be undertaken only with regulatory commission authorization.

      Natural gas prices have historically demonstrated seasonal trends with higher prices in the winter heating season and lower prices during the summer or off-peak consumption period. However, the increased use of natural gas for electric power generation, with power generation loads in the west generally peaking during the summer, appears to be shrinking the historical winter/summer price differentials.

      Gas supplies for the southern system of Southwest (Arizona, southern Nevada, and southern California properties) are primarily obtained from producing regions in New Mexico (San Juan basin), Texas (Permian basin), and Rocky Mountain areas. For its northern system (northern Nevada and northern California properties), Southwest primarily obtains gas from Rocky Mountain producing areas and from Canada.

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

      Southwest continues to evaluate natural gas storage as an option to enable it to take advantage of daily and seasonal natural gas price differentials and as a resource to help meet both projected and unanticipated peak-day requirements of its rapidly growing customer base.

ENVIRONMENTAL MATTERS

      Federal, state, and local laws and regulations governing the discharge of materials into the environment have had little direct impact upon Southwest. Environmental efforts, with respect to matters such as protection of endangered species and archeological finds, have increased the complexity and time required to obtain pipeline rights-of-way and construction permits. However, increased environmental legislation and regulation are also beneficial to the natural gas industry. Because natural gas is one of the most environmentally safe fossil fuels currently available, its use helps energy users comply with stricter environmental standards.

EMPLOYEES

      At December 31, 1999, the natural gas operations segment had 2,482 regular full-time equivalent employees. Southwest believes it has a good relationship with its employees. In May 1999, non-exempt employees in the Central Arizona Division voted to have the International Brotherhood of Electrical Workers
(IBEW) represent them in employee-related matters with Southwest. Nearly half of the approximately 500 eligible employees in the Central Arizona Division voted against representation by the IBEW. The Company has filed objections to the union's conduct during the organizing effort and has appealed to the National Labor Relations Board in Washington, D.C. to set aside the election. The appeals process could take up to two years to complete. No other natural gas operations segment employees are represented by a union.

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

      Northern business activities are often concentrated in utility service territories where existing gas lines are scheduled for replacement. An LDC will typically contract with Northern to provide pipe replacement services and new line installations. Contract terms generally specify unit price or fixed-price arrangements. Unit price contracts establish prices for all of the various services to be performed during the contract period. These contracts often have annual pricing reviews. During 1999, approximately 94 percent of revenue was earned under unit price contracts. As of December 31, 1999 no significant backlog exists with respect to outstanding construction contracts.

      Competition within the industry is limited to several regional competitors in what can be characterized as a largely fragmented industry. Northern currently operates in approximately 16 major markets nationwide. Its customers are the primary LDCs in those markets. During 1999, Northern served 40 major customers, with Southwest accounting for approximately 34 percent of their revenues. With the exception of one other customer that accounted for approximately 11 percent of revenues, no other customer had a significant contribution to Northern's revenues.

      Employment fluctuates between seasonal construction periods, which are normally heaviest in the summer and fall months. At December 31, 1999, Northern had 1,523 regular full-time equivalent employees. Employment peaked in October 1999 when there were 1,824 employees. The majority of the employees are represented by collective bargaining agreements, which is typical of the utility construction industry.

      Operations are conducted from 17 field locations with corporate headquarters located in Phoenix, Arizona. All buildings are leased from third parties. The lease terms are typically two to three years. Field location facilities consist of a small building for repairs and acreage to store equipment.

ITEM 2.    PROPERTIES

      The plant investment of Southwest consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators which comprise the pipeline systems and facilities located in and around the communities served. Southwest also includes other properties such as land, buildings, furnishings, work equipment, and vehicles in plant investment. The northern Nevada and northern California properties of Southwest are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Several properties are leased by Southwest, including an LNG storage plant on its northern Nevada system, a portion of the corporate headquarters office complex located in Las Vegas, Nevada, and the administrative offices in Phoenix, Arizona. Total gas plant, exclusive of leased property, at December 31, 1999 was $2.2 billion, including construction work in progress. It is the opinion of management that the properties of Southwest are suitable and adequate for its purposes.

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

      The following map shows the locations of major Southwest facilities and transmission lines, and principal communities to which Southwest supplies gas either as a wholesaler or distributor. The map also shows major supplier transmission lines that are interconnected with the Southwest systems.

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

ITEM 3.    LEGAL PROCEEDINGS

      In December 1998, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which the Company agreed to be acquired by ONEOK, Inc. (ONEOK). The Merger Agreement was amended on April 25, 1999 following the receipt of unsolicited offers to acquire the Company from Southern Union Company (Southern Union) which were rejected by the Company. On January 4, 2000, the staff of the ACC issued a report that stated it was unable to recommend approval of the merger of the Company and ONEOK due to concerns about ONEOK's actions and fitness to serve in Arizona. On January 18, 2000, the Company sent a letter to ONEOK demanding that ONEOK cure the deficiencies identified in the ACC staff report. On January 21, 2000, ONEOK responded to the Company's letter and stated that it was terminating the merger agreement with the Company. Litigation is pending in California, Arizona, and Oklahoma relating to the now terminated acquisition of the Company by ONEOK and the Company's rejection of Southern Union's unsolicited offers which is described below.

California Litigation
---------------------

      On December 16, 1998, Arthur Klein filed a purported class action complaint on behalf of himself and shareholders of the Company (excluding defendants and their affiliates and families) in the Superior Court of the State of California in San Diego County (Case No. 726615) against the Company and its directors. The complaint has been amended three times. As amended, the complaint alleges breach of the duties of loyalty, due care, candor and good faith and fair dealing and sets forth claims relating to the Company's proxy statement for its annual meeting of shareholders in 1999, including allegations of misrepresentations or omissions relating to the proposed acquisition of the Company by ONEOK and the rejection of the Southern Union offers. The complaint, as amended, further seeks to implement an auction of the Company or similar process, unspecified damages, and a declaration that the action is properly maintainable as a class action on behalf of all shareholders.

      On March 31, 1999, the Court allowed John Mauricio to file a complaint in intervention. On May 4, 1999, Southern Union intervened in the purported shareholder class action and filed a complaint in intervention. Southern Union's complaint was thereafter severed from the purported shareholder class action and has been dismissed.

      On June 9, 1999, the Company signed a Memorandum of Understanding (MOU) with the shareholder plaintiffs' counsel to settle the purported shareholder class action. The MOU set forth the parties' agreement in principle settling all of the shareholders' claims arising out of the actions of the Company and its directors relating to the proposed acquisition of the Company by ONEOK, including allegations of misrepresentations or omissions in the proxy statement, and was to be incorporated into a final Stipulation of Settlement. The MOU was subject to several conditions, including the consummation of the acquisition of the Company by ONEOK, a condition that will not be satisfied. The MOU was not an admission of any of the plaintiffs' allegations. The Company and its directors have denied and continue to deny that they have committed or attempted to commit any wrongdoing or breached any duty owed to the Company or its shareholders.

      The case has been removed from the California Superior Court in San Diego to the U.S. District Court for the Southern District of California (Case No. 99 cv 1891B (JAH)). On October 6, 1999, GAMCO Investors, Inc. and Gabelli Funds LLC filed a notice of appearance in this matter.

Nevada Litigation
-----------------

      On April 30, 1999, the Company filed a complaint against Southern Union in the U.S. District Court, District of Nevada (Case No. CV-99-0530-JBF-LRL) alleging a breach of the confidentiality and standstill agreement between the Company and Southern Union, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets, intentional interference with contract, intentional interference with prospective economic advantage and other violations of California and Nevada law. The Company amended its complaint on May 6, 1999, adding an additional claim against Southern Union pursuant to
Section 14(a) of the Securities Exchange Act of 1934. On July 22, 1999, Southern Union filed a motion for leave to amend its answer in the Nevada federal action and to assert counterclaims against the Company. The counterclaims mirror the contractual claims filed by Southern Union in the Arizona action described below. Southern Union's motion for leave to amend has been granted. On March 8, 2000, this action was transferred to the United States District Court of Arizona.

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

      On January 24, 2000, the Company filed a complaint against ONEOK and Southern Union in the United States District Court for the District of Arizona (Case No. CIV'00, 0119 PHX VAM). The lawsuit seeks unspecified damages from ONEOK for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud in the inducement, and fraud related to its actions connected to the Merger Agreement and its cancellation of the Merger Agreement.

      The Company has also sued Southern Union seeking unspecified damages for breach of contract, breach of the implied covenant of good faith and fair dealing, and interference with a contract, all related to Southern Union's attempts to block the proposed Southwest Gas-ONEOK combination after Southern Union's unsolicited offer was rejected by the Company.

Oklahoma Litigation
-------------------

      On January 21, 2000, ONEOK filed a complaint against the Company in the United States District Court for the Northern District of Oklahoma (Case No. 00CV063 K) seeking a declaratory judgment that ONEOK properly terminated the merger agreement.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The principal markets on which the common stock of the Company is traded are the New York Stock Exchange and the Pacific Stock Exchange. At March 14, 2000, there were 22,759 holders of record of common stock, and the market price of the common stock was $19. The quarterly market price of and dividends on Company common stock required by this item are included in the 1999 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

      Information required by this item is included in the 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information required by this item is included in the 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of Southwest Gas Corporation and Notes thereto, together with the report of Arthur Andersen LLP, Independent Public Accountants, are included in the 1999 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (a) Identification of Directors. Information with respect to Directors is set forth under the heading "Election of Directors" in the definitive Proxy Statement dated March 31, 2000, which by this reference is incorporated herein.

      (b) Identification of Executive Officers. The name, age, position and period position held during the last five years for each of the Executive Officers of the Company are as follows:

                                                                                                 PERIOD POSITION
      NAMEAGE                                    POSITION                                              HELD
      -------                                    --------                                        ---------------
Michael O. Maffie          52         President and Chief Executive Officer                      1995-Present
George C. Biehl            52         Senior Vice President/Chief Financial Officer and          1996-Present
                                      Corporate Secretary
                                      Senior Vice President and Chief Financial Officer          1995-1996
James P. Kane              53         Senior Vice President/Operations                           1997-Present
                                      Vice President/Southern Arizona Division                   1995-1997
James F. Lowman            53         Senior Vice President/Central Arizona Division             1995-Present
Dudley J. Sondeno          47         Senior Vice President/Chief Knowledge and
                                        Technology Officer                                       1995-Present
Edward S. Zub              51         Senior Vice President/Regulation and Product Pricing       1996-Present
                                      Vice President/Rates & Regulation                          1995-1996

      (c) Identification of Certain Significant Employees.  None.

      (d) Family Relationships. No Directors or Executive Officers are related to any other either by blood, marriage, or adoption.

      (e) Business Experience. Information with respect to Directors is set forth under the heading "Election of Directors" in the definitive Proxy Statement dated March 31, 2000, which by this reference is incorporated herein. All Executive Officers have held responsible positions with the Company for at least five years as described in (b) above.

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

      The Company has adopted procedures to assist its directors and executive officers in complying with Section 16(a) of the Securities and Exchange Act of 1934, as amended, which includes assisting in the preparation of forms for filing. For 1999, all required reports were filed timely.

ITEM 11.   EXECUTIVE COMPENSATION

       Information with respect to executive compensation is set forth under the heading "Executive Compensation and Benefits" in the definitive Proxy Statement dated March 31, 2000, which by this reference is incorporated herein.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners is set forth under the heading "Securities Ownership by Nominees, Executive Officers, and Beneficial Owners" in the definitive Proxy Statement dated March 31, 2000, which by this reference is incorporated herein.

      (b) Security Ownership of Management. Information with respect to security ownership of management is set forth under the heading "Securities Ownership by Nominees, Executive Officers, and Beneficial Owners" in the definitive Proxy Statement dated March 31, 2000, which by this reference is incorporated herein.

      (c) Changes in Control.  None.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this report on Form 10-K:

          (1) The Consolidated Financial Statements of the Company (including the Report of Independent Public Accountants) required to be reported herein are incorporated by reference to the information reported in the 1999 Annual Report to Shareholders under the following captions:

                    Report of Independent Public Accountants...........34
                    Consolidated Statements of Income..................35
                    Consolidated Balance Sheets........................36
                    Consolidated Statements of Cash Flows..............38
                    Consolidated Statements of Stockholders' Equity....39
                    Notes to Consolidated Financial Statements.........40

          (2) All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

          (3)   See List of exhibits.

      (b) Reports on Form 8-K.

          The Company filed a Form 8-K, dated January 20, 2000 reporting that the Arizona Corporation Commission delayed hearings regarding the proposed merger between Southwest Gas Corporation and ONEOK to February 22, 2000.

          The Company filed a Form 8-K on January 26, 2000 reporting that ONEOK had terminated the proposed merger between Southwest Gas Corporation and ONEOK. The Form 8-K also reported that on January 24, 2000 the Company filed a complaint against ONEOK and Southern Union Company in the United States District Court for the District of Arizona seeking unspecified damages against both companies.

          The Company filed a Form 8-K dated February 3, 2000 reporting that the California Public Utilities Commission approved the Joint Petition relating to the Northern California Expansion Project.

          The Company filed a Form 8-K, dated February 22, 2000 reporting summary financial information for the quarter and year ended December 31, 1999.

      (c) See List of exhibits.

                                LIST OF EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION OF DOCUMENT
-------         -----------------------
2.01(21)        Agreement and Plan of Merger by and among ONEOK, Inc., Oasis
                Acquisition Corporation, and Southwest Gas Corporation dated as of December 14, 1998.

2.02(23) Amendment No. 1, dated as of April 25, 1999, to the Agreement and Plan of Merger, dated as of December 14, 1998, by and among ONEOK, Inc., Oasis Acquisition Corporation, and Southwest Gas
                Corporation.

3(i)(17)        Restated Articles of Incorporation, as amended.

3(ii)(22)       Amended Bylaws of Southwest Gas Corporation.

4.01(1) Indenture between the Company and Bank of America National Trust and Savings Association, as successor by merger to Security
                Pacific National Bank, as Trustee, dated August 1, 1986.

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

4.06(13) Indenture between the Company and Harris Trust and Savings Bank dated July 15, 1996, with respect to Debt Securities.

4.07(14)        First Supplemental Indenture of the Company to Harris Trust and
                Savings Bank dated August 1, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to 7 1/2% and 8% Debentures, due 2006 and 2026, respectively.

4.08(16)        Second Supplemental Indenture of the Company to Harris Trust and
                Savings Bank dated December 30, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to Medium-Term Notes.

4.09(3)         Certificate of Trust of Southwest Gas Capital I.

4.10(10)        Amended and Restated Declaration of Trust of Southwest Gas
                Capital I.

 4.11(10) Form of Preferred Security (attached as Annex I to Exhibit A to the Amended and Restated Declaration of Trust of Southwest Gas
                Capital I included as Exhibit 4.10 hereto).

 4.12(4)        Form of Guarantee with respect to Preferred Securities.

 4.13(9)        Southwest Gas Capital I Preferred Securities Guarantee by the
                Company and Harris Trust and Savings Bank, dated as of October
                31, 1995.

 4.14(9)        Form of Subordinated Debt Security (included in the First
                Supplemental Indenture included as Exhibit 4.16 hereto).

 4.15(9)        Subordinated Debt Securities Indenture between the Company and
                Harris Trust and Savings Bank, dated as of October 31, 1995.

 4.16(9)        First Supplemental Indenture between the Company and Harris
                Trust and Savings Bank, dated as of October 31, 1995, supplementing and amending the Indenture dated as of October 31, 1995, with respect to the 9.125% Subordinated Debt Securities.

 4.17(2)        Form of Deposit Agreement.

 4.18(2)        Form of Depositary Receipt (attached as Exhibit A to Deposit
                Agreement included as Exhibit 4.17 hereto).

 4.19(22)       Amended and Restated Rights Agreement between the Company and
                Harris Trust Company, as Rights Agent, dated as of February 9,
                1999.

 4.20           Indenture between Clark County, Nevada, and Harris Trust and
                Savings Bank as Trustee, dated as of October 1, 1999, with respect to the issuance of $35,000,000 Industrial Development
                Revenue Bonds (Southwest Gas Corporation), Series 1999A and
                Taxable Series 1999B, due 2038.

 4.21 The Company hereby agrees to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Southwest Gas Corporation or its subsidiaries.

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

10.02(15)       Amended and Restated Lease Agreement between the Company and
                Spring Mountain Road Associates, dated as of July 1, 1996.

10.03(8)        Financing Agreement between the Company and Clark County,
                Nevada, dated September 1, 1992.

10.04(8)        Financing Agreement between the Company and Clark County,
                Nevada, dated as of December 1, 1993.

10.05(8)        Project Agreement between the Company and City of Big Bear Lake,
                California, dated as of December 1, 1993.

10.06(19)       Southwest Gas Corporation Management Incentive Plan, amended and restated January 1, 1995.

10.07(20)       Form of Employment Agreement with Company Officers.

10.08(20)       Form of Change in Control Agreement with Company Officers.

10.09(11)       Merger Agreement among the Company and Northern Pipeline
                Construction Co., dated as of November 13, 1995.

10.10(12)       Southwest Gas Corporation 1996 Stock Incentive Plan.

10.11(18)       $350 million Revolving Credit Agreement among the Company, Union
                Bank of Switzerland, et al., dated as of June 12, 1997.

10.12 Southwest Gas Corporation Supplemental Retirement Plan, amended and restated as of March 1, 1999.

10.13 Southwest Gas Corporation Executive Deferral Plan, amended and restated as of March 1, 1999.

10.14 Southwest Gas Corporation Directors Deferral Plan, amended and restated as of March 1, 1999.

10.15 Southwest Gas Corporation Board of Directors Retirement Plan, amended and restated as of March 1, 1999.

10.16           Financing Agreement between the Company and Clark County,
                Nevada, dated as of October 1, 1999.

12.01           Computation of Ratios of Earnings to Fixed Charges and Ratios of
                Earnings to Combined Fixed Charges and Preferred Stock Dividends of the Company.

13.01 Portions of 1999 Annual Report incorporated by reference to the Form 10-K.

21.01           List of subsidiaries of Southwest Gas Corporation.

23.01           Consent of Arthur Andersen LLP, Independent Public Accountants.

27.01           Financial Data Schedule (filed electronically only).

----------

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

(10) Incorporated herein by reference to the report on Form 8-K dated October 26, 1995.

(11) Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1995.

(12) Incorporated herein by reference to the Proxy Statement dated May 30, 1996.

(13) Incorporated herein by reference to the report on Form 8-K dated July 26, 1996.

(14) Incorporated herein by reference to the report on Form 8-K dated July 31, 1996.

(15) Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 1996.

(16) Incorporated herein by reference to the report on Form 8-K dated December 30, 1996.

(17) Incorporated herein by reference to the report on Form 10-Q for the quarter ended March 31, 1997.

(18) Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 1997.

(19) Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1997.

(20) Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 1998.

(21) Incorporated herein by reference to the report on Form 8-K dated December 14, 1998.

(22) Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1998.

(23) Incorporated herein by reference to the report on Form 8-K dated April 25, 1999.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SOUTHWEST GAS CORPORATION


Date:  March 24, 2000                  By  /s/ MICHAEL O. MAFFIE
                                           -------------------------------------
                                           Michael O. Maffie,
                                           President and Chief Executive Officer


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

             SIGNATURE                                  TITLE                                   DATE
             ---------                                  -----                                   ----

      /s/ GEORGE C. BIEHL                       Senior Vice President,                      March 24, 2000
-----------------------------------           Chief Financial Officer and
         (George C. Biehl)                        Corporate Secretary



      /s/ EDWARD A. JANOV                   Vice President, Controller and                  March 24, 2000
-----------------------------------            Chief Accounting Officer
         (Edward A. Janov)

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

                 SIGNATURE                                  TITLE                            DATE
                 ---------                                  -----                            ----

         /s/ GEORGE C.  BIEHL                  Director, Senior Vice President,          March 7, 2000
------------------------------------------       Chief Financial Officer and
             (George C. Biehl)                       Corporate Secretary

         /s/ MANUEL J. CORTEZ                              Director                      March 7, 2000
------------------------------------------
            (Manuel J. Cortez)


           /s/ LLOYD T. DYER                               Director                      March 7, 2000
------------------------------------------
              (Lloyd T. Dyer)


         /s/ THOMAS Y. HARTLEY                       Chairman of the Board               March 7, 2000
------------------------------------------               of Directors
            (Thomas Y. Hartley)


         /s/ MICHAEL B. JAGER                              Director                      March 7, 2000
------------------------------------------
            (Michael B. Jager)


          /s/ LEONARD R. JUDD                              Director                      March 7, 2000
------------------------------------------
             (Leonard R. Judd)


          /s/ JAMES J. KROPID                              Director                      March 7, 2000
------------------------------------------
             (James J. Kropid)


         /s/ MICHAEL O. MAFFIE                     Director, President and               March 7, 2000
------------------------------------------         Chief Executive Officer
            (Michael O. Maffie)


         /s/ CAROLYN M. SPARKS                             Director                      March 7, 2000
------------------------------------------
            (Carolyn M. Sparks)


          /s/ ROBERT S. SUNDT                              Director                      March 7, 2000
------------------------------------------
             (Robert S. Sundt)


        /s/ TERRANCE L. WRIGHT                             Director                      March 7, 2000
------------------------------------------
           (Terrance L. Wright)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
------                           -----------------------

 4.20      Indenture between Clark County, Nevada, and Harris Trust and
           Savings Bank as Trustee, dated as of October 1, 1999, with respect to the issuance of $35,000,000 Industrial Development
           Revenue Bonds (Southwest Gas Corporation), Series 1999A and
           Taxable Series 1999B, due 2038.

10.12 Southwest Gas Corporation Supplemental Retirement Plan, amended and restated as of March 1, 1999.

10.13 Southwest Gas Corporation Executive Deferral Plan, amended and restated as of March 1, 1999.

10.14 Southwest Gas Corporation Directors Deferral Plan, amended and restated as of March 1, 1999.

10.15 Southwest Gas Corporation Board of Directors Retirement Plan, amended and restated as of March 1, 1999.

10.16 Financing Agreement between the Company and Clark County, Nevada, dated as of October 1, 1999.

12.01      Computation of Ratios of Earnings to Fixed Charges and Ratios of
           Earnings to Combined Fixed Charges and Preferred Stock Dividends of the Company.

13.01      Portions of 1999 Annual Report incorporated by reference to Form 10-K.

21.01      List of Subsidiaries of Southwest Gas Corporation.

23.01      Consent of Arthur Andersen LLP, Independent Public Accountants.

27.01      Financial Data Schedule (filed electronically only).