Form 10-Q
period 2000-03-31
SOUTHWEST GAS CORP
filed 2000-05-15
CIK 92416

================================================================================




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000


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

      Common Stock, $1 Par Value, 31,275,737 shares as of May 8, 2000.




================================================================================

                     PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                 (Thousands of dollars, except par value)


                                                                            MARCH 31,        DECEMBER 31,
                                                                              2000               1999
                                                                         --------------     --------------
                                     ASSETS                                         (Unaudited)
Utility plant:
    Gas plant                                                             $  2,236,132       $  2,203,223
    Less: accumulated depreciation                                            (670,855)          (662,510)
    Acquisition adjustments                                                      3,408              3,503
    Construction work in progress                                               30,876             36,886
                                                                         --------------     --------------
        Net utility plant                                                    1,599,561          1,581,102
                                                                         --------------     --------------
Other property and investments                                                  87,418             84,850
                                                                         --------------     --------------
Current assets:
    Cash and cash equivalents                                                   10,510             17,126
    Accounts receivable, net of allowances                                      84,417             88,476
    Accrued utility revenue                                                     33,373             56,373
    Deferred income taxes                                                        8,689              6,141
    Deferred purchased gas costs                                                 4,135              9,051
    Prepaids and other current assets                                           28,666             31,971
                                                                         --------------     --------------
        Total current assets                                                   169,790            209,138
                                                                         --------------     --------------
Deferred charges and other assets                                               47,881             48,352
                                                                         --------------     --------------
Total assets                                                              $  1,904,650       $  1,923,442
                                                                         ==============     ==============

                         CAPITALIZATION AND LIABILITIES
Capitalization:
    Common stock, $1 par (authorized - 45,000,000 shares; issued
        and outstanding - 31,229,788 and 30,985,120 shares)               $     32,860       $     32,615
    Additional paid-in capital                                                 444,325            439,262
    Retained earnings                                                           52,312             33,548
                                                                         --------------     --------------
        Total common equity                                                    529,497            505,425
    Redeemable preferred securities of Southwest Gas Capital I                  60,000             60,000
    Long-term debt, less current maturities                                    858,762            859,291
                                                                         --------------     --------------
        Total capitalization                                                 1,448,259          1,424,716
                                                                         --------------     --------------
Current liabilities:
    Current maturities of long-term debt                                         7,460              7,931
    Short-term debt                                                              5,400             61,000
    Accounts payable                                                            53,900             64,247
    Customer deposits                                                           28,260             27,408
    Accrued taxes                                                               63,498             40,611
    Accrued interest                                                            14,064             14,270
    Other current liabilities                                                   46,745             49,423
                                                                         --------------     --------------
        Total current liabilities                                              219,327            264,890
                                                                         --------------     --------------
Deferred income taxes and other credits:
    Deferred income taxes and investment tax credits                           179,598            178,438
    Other deferred credits                                                      57,466             55,398
                                                                         --------------     --------------
        Total deferred income taxes and other credits                          237,064            233,836
                                                                         --------------     --------------
Total capitalization and liabilities                                      $  1,904,650       $  1,923,442
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



                            SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                             (In thousands, except per share amounts)
                                           (Unaudited)


                                                       THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                                           MARCH 31,                MARCH 31,
                                                    ------------------------ -------------------------
                                                        2000         1999        2000          1999
                                                    -----------  -----------  -----------  -----------
Operating revenues:
    Gas operating revenues                           $ 267,079    $ 279,110    $ 779,124    $ 804,344
    Construction revenues                               29,736       28,915      146,532      128,389
                                                    -----------  -----------  -----------  -----------
        Total operating revenues                       296,815      308,025      925,656      932,733
                                                    -----------  -----------  -----------  -----------
Operating expenses:
    Net cost of gas sold                               123,504      135,886      317,649      344,748
    Operations and maintenance                          57,327       53,566      225,019      211,888
    Depreciation and amortization                       26,138       24,167      100,496       91,587
    Taxes other than income taxes                        7,673        7,212       28,071       30,886
    Construction expenses                               25,554       24,469      129,315      112,231
                                                    -----------  -----------  -----------  -----------
        Total operating expenses                       240,196      245,300      800,550      791,340
                                                    -----------  -----------  -----------  -----------
Operating income                                        56,619       62,725      125,106      141,393
                                                    -----------  -----------  -----------  -----------
Other income and (expenses):
    Net interest deductions                            (16,786)     (14,870)     (65,118)     (61,944)
    Preferred securities distributions                  (1,369)      (1,369)      (5,475)      (5,475)
    Other income (deductions)                              785          277       (1,072)      (1,715)
                                                    -----------  -----------  -----------  -----------
        Total other income and (expenses)              (17,370)     (15,962)     (71,665)     (69,134)
                                                    -----------  -----------  -----------  -----------
Income before income taxes                              39,249       46,763       53,441       72,259
Income tax expense                                      14,051       18,497       17,199       32,409
                                                    -----------  -----------  -----------  -----------
Net income                                           $  25,198    $  28,266    $  36,242    $  39,850
                                                    ===========  ===========  ===========  ===========

Basic earnings per share                             $    0.81    $    0.93    $    1.17    $    1.36
                                                    ===========  ===========  ===========  ===========
Diluted earnings per share                           $    0.80    $    0.92    $    1.16    $    1.35
                                                    ===========  ===========  ===========  ===========
Dividends paid per share                             $   0.205    $   0.205    $    0.82    $    0.82
                                                    ===========  ===========  ===========  ===========

Average number of common shares outstanding             31,140       30,497       30,934       29,363
Average shares outstanding (assuming dilution)          31,302       30,753       31,186       29,591


                The accompanying notes are an integral part of these statements.


                                     SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Thousands of dollars)
                                                    (Unaudited)


                                                                     THREE MONTHS ENDED             TWELVE MONTHS ENDED
                                                                          MARCH 31,                     MARCH 31,
                                                                ----------------------------  ----------------------------
                                                                    2000           1999           2000           1999
                                                                -------------  -------------  -------------  -------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                                  $    25,198    $    28,266    $    36,242    $    39,850
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                               26,138         24,167        100,496         91,587
          Deferred income taxes                                       (1,388)       (10,376)       (11,008)       (13,954)
          Changes in current assets and liabilities:
            Accounts receivable, net of allowances                     4,059          4,613           (993)        (4,551)
            Accrued utility revenue                                   23,000         23,873           (373)           500
            Deferred purchased gas costs                               4,916         34,527         18,933         63,283
            Accounts payable                                          (9,869)        (8,704)        (1,213)        (1,912)
            Accrued taxes                                             22,887         33,294         (3,276)        35,541
            Other current assets and liabilities                       1,384         (2,231)         6,352         11,094
          Other                                                        1,097            287          3,106          1,233
                                                                -------------  -------------  -------------  -------------
          Net cash provided by operating activities                   97,422        127,716        148,266        222,671
                                                                -------------  -------------  -------------  -------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Construction expenditures and property additions                (45,776)       (45,682)      (229,597)      (203,091)
     Other                                                              (585)         1,766          1,170          9,403
                                                                -------------  -------------  -------------  -------------
          Net cash used in investing activities                      (46,361)       (43,916)      (228,427)      (193,688)
                                                                -------------  -------------  -------------  -------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Issuance of common stock, net                                     5,308          2,846         17,459         67,684
     Dividends paid                                                   (6,384)        (6,252)       (25,296)       (24,305)
     Issuance of long-term debt, net                                   1,000          1,000         53,348         40,564
     Retirement of long-term debt, net                                (2,001)        (1,466)        (6,703)        (6,313)
     Temporary changes in long-term debt                                   -        (33,000)        33,000        (33,000)
     Change in short-term debt                                       (55,600)       (51,280)         4,680        (77,280)
                                                                -------------  -------------  -------------  -------------
          Net cash provided by (used in) financing activities        (57,677)       (88,152)        76,488        (32,650)
                                                                -------------  -------------  -------------  -------------

     Change in cash and temporary cash investments                    (6,616)        (4,352)        (3,673)        (3,667)
     Cash at beginning of period                                      17,126         18,535         14,183         17,850
                                                                -------------  -------------  -------------  -------------

     Cash at end of period                                       $    10,510    $    14,183    $    10,510    $    14,183
                                                                =============  =============  =============  =============

     Supplemental information:
     Interest paid, net of amounts capitalized                   $    16,475    $    14,218    $    63,417    $    60,091
     Income taxes paid (received), net                                    98          4,209         25,977          9,776

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

Basis of Presentation. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the 1999 Annual Report to Shareholders, which is incorporated by reference into the Form 10-K.

Intercompany Transactions. The construction services segment recognizes revenues generated from contracts with Southwest (see Note 2 below). Accounts receivable for these services were $4.6 million at March 31, 2000 and $4.4 million at December 31, 1999. The accounts receivable balance, revenues, and associated profits are included in the consolidated financial statements of the Company and were not eliminated during consolidation. Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," provides that intercompany profits on sales to regulated affiliates should not be eliminated in consolidation if the sales price is reasonable and if future revenues approximately equal to the sales price will result from the rate-making process. Management believes these two criteria are being met.

Note 2 - Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):


                                                   Natural Gas           Construction
                                                   Operations              Services              Total
                                                 ---------------       ----------------      -------------
Three months ended March 31, 2000
Revenues from external customers                 $       267,079       $         18,420      $     285,499
Intersegment revenues                                         --                 11,316             11,316
                                                 ---------------       ----------------      -------------
     Total                                       $       267,079       $         29,736      $     296,815
                                                 ===============       ================      =============
Segment net income                               $        24,364       $            834      $      25,198
                                                 ===============       ================      =============

Three months ended March 31, 1999
Revenues from external customers                 $       279,110       $         17,219      $     296,329
Intersegment revenues                                         --                 11,696             11,696
                                                 ---------------       ----------------      -------------
     Total                                       $       279,110       $         28,915      $     308,025
                                                 ===============       ================      =============
Segment net income                               $        27,065       $          1,201      $      28,266
                                                 ===============       ================      =============


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

Southwest purchases, transports, and distributes natural gas to approximately 1,290,000 residential, commercial, industrial and other customers, of which 57 percent are located in Arizona, 34 percent are in Nevada, and 9 percent are in California. During the twelve months ended March 31, 2000, Southwest earned 56 percent of operating margin in Arizona, 34 percent in Nevada, and 10 percent in California. During this same period, Southwest earned 83 percent of operating margin from residential and small commercial customers, 4 percent from other sales customers, and 13 percent from transportation customers. These patterns are similar to prior years and are expected to continue.

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

Southwest continues to experience significant population growth throughout its service territories. This growth has required large amounts of capital to finance the investment in infrastructure, in the form of new transmission and distribution plant, to satisfy consumer demand. For the twelve months ended March 31, 2000, natural gas construction expenditures totaled $205 million. Approximately 74 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest (net of dividends) were $110 million for the twelve months ended March 31, 2000. Operating cash flows were below prior year levels because previously deferred purchased gas costs are now fully recovered.

Southwest estimates construction expenditures during the three-year period ending December 31, 2002 will be approximately $630 million. During the three-year period, cash flow from operating activities (net of dividends) is estimated to fund approximately 60 percent of the gas operations total construction expenditures. The remaining cash requirements are expected to be provided by external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief and growth factors in Southwest service areas. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

Results of Consolidated Operations

Quarterly Analysis
                                           Contribution to Net Income
                                          Three Months Ended March 31,
                                   ------------------------------------------
                                              (Thousands of dollars)
                                        2000                           1999
                                   -----------                    -----------
Natural gas operations             $    24,364                    $    27,065
Construction services                      834                          1,201
                                   -----------                    -----------
Net income                         $    25,198                    $    28,266
                                   ===========                    ===========

Earnings per share for the quarter ended March 31, 2000 were $0.81, compared to $0.93 per share recorded during the corresponding quarter of the prior year. Earnings from natural gas operations decreased $0.11 per share. See separate discussion at Results of Natural Gas Operations. The contribution from construction services for the current quarter decreased $0.01 compared to the corresponding quarter of the prior year.

Twelve-Month Analysis
                                             Contribution to Net Income
                                            Twelve Months Ended March 31,
                                   ------------------------------------------
                                               (Thousands of dollars)
                                       2000                           1999
                                   -----------                    -----------
Natural gas operations             $    32,772                    $    36,238
Construction services                    3,470                          3,612
                                   -----------                    -----------
Net income                         $    36,242                    $    39,850
                                   ===========                    ===========

Earnings per share for the twelve months ended March 31, 2000 were $1.17, a $0.19 decrease from per share earnings of $1.36 recorded during the prior twelve-month period. Earnings contributed from natural gas operations decreased $0.18 per share. See separate discussion at Results of Natural Gas Operations. The contribution from construction services of $0.11 for the current twelve-month period decreased $0.01 compared to the twelve-month period of the prior year. Average shares outstanding increased 1.6 million shares between periods primarily due to a 2.5 million share issuance of common stock in August 1998 and continuing issuances under the Dividend Reinvestment and Stock Purchase Plan.

The following table sets forth the ratios of earnings to fixed charges for the
Company:

                                          For the Twelve Months Ended
                                      -----------------------------------
                                        March 31,            December 31,
                                          2000                   1999
                                      ------------           ------------

Ratio of earnings to fixed charges        1.67                   1.78

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), preferred securities distributions, and amortized debt costs.

Results of Natural Gas Operations

Quarterly Analysis
                                                        Three Months Ended
                                                             March 31,
                                                 ------------------------------
                                                      (Thousands of dollars)
                                                     2000                1999
                                                 -----------        -----------
Gas operating revenues                           $   267,079        $   279,110
Net cost of gas sold                                 123,504            135,886
                                                 -----------        -----------
   Operating margin                                  143,575            143,224
Operations and maintenance expense                    57,327             53,566
Depreciation and amortization                         23,416             21,911
Taxes other than income taxes                          7,673              7,212
                                                 -----------        -----------
   Operating income                                   55,159             60,535
Other income                                             270                117
                                                 -----------        -----------
   Income before interest and income taxes            55,429             60,652
Net interest deductions                               16,387             14,632
Preferred securities distributions                     1,369              1,369
Income tax expense                                    13,309             17,586
                                                 -----------        -----------
   Contribution to consolidated net income       $    24,364        $    27,065
                                                 ===========        ===========

Contribution from natural gas operations declined approximately $2.7 million compared to the first quarter of 1999. The decline was principally the result of higher operating expenses and financing costs as operating margin was relatively flat between periods.

Operating margin increased $351,000 in the first quarter of 2000. Differences in heating demand caused by weather variations between periods resulted in a $6 million decrease, as both periods experienced warmer-than-normal temperatures. Offsetting the weather-related impacts was an increase of approximately $6 million in operating margin due to customer growth, as Southwest served 65,000, or five percent, more customers than a year ago.

Operations and maintenance expenses increased $3.8 million, or seven percent, reflecting general increases in labor and maintenance costs along with incremental operating expenses associated with providing service to a steadily growing customer base.

Depreciation expense and general taxes increased $2 million, or seven percent, as a result of construction activities. Average gas plant in service increased $181 million, or nine percent, as compared to the first quarter of 1999. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Net interest deductions increased $1.8 million, or 12 percent, resulting primarily from additional borrowings to finance construction expenditures, and higher interest rates on variable-rate debt.

Twelve-Month Analysis
                                                      Twelve Months Ended
                                                            March 31,
                                                 ------------------------------
                                                     (Thousands of dollars)
                                                     2000               1999
                                                 -----------        -----------
Gas operating revenues                           $   779,124        $   804,344
Net cost of gas sold                                 317,649            344,748
                                                 -----------        -----------
  Operating margin                                   461,475            459,596
Operations and maintenance expense                   225,019            211,888
Depreciation and amortization                         89,759             82,840
Taxes other than income taxes                         28,071             30,886
                                                 -----------        -----------
  Operating income                                   118,626            133,982
Other income (expense)                                (2,772)            (2,009)
                                                 -----------        -----------
  Income before interest and income taxes            115,854            131,973
Net interest deductions                               63,352             60,891
Preferred securities distributions                     5,475              5,475
Income tax expense                                    14,255             29,369
                                                 -----------        -----------
  Contribution to consolidated net income        $    32,772        $    36,238
                                                 ===========        ===========

Contribution to consolidated net income decreased $3.5 million compared to the corresponding twelve-month period ended March 1999. The decrease was the result of higher operating expenses and financing costs partially offset by slightly higher operating margin.

Operating margin increased $1.9 million between periods. Customer growth contributed $17 million in incremental margin. However, weather in the current period was nine percent warmer than the prior period, resulting in a $15 million offsetting decrease in operating margin from weather-sensitive customers.

Operations and maintenance expenses increased $13.1 million, or six percent, reflecting general increases in labor and maintenance costs along with incremental operating expenses associated with providing service to a steadily growing customer base.

Depreciation expense and general taxes increased a net $4.1 million, or four percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $169 million, or nine percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate new customers being added to the system.

Net interest deductions increased $2.5 million, or four percent, resulting primarily from additional borrowings to finance construction expenditures, and higher interest rates on variable-rate debt.

Other income (expense) for the twelve-month period ended March 2000 includes approximately $5 million (pretax) of costs associated with the now terminated merger agreement with ONEOK, Inc. On a net of tax basis, merger costs were $2.7 million, which reduced earnings per share by $0.09. In the twelve-month period ended March 1999, other income (expense) included $1.5 million of pretax merger-related costs, which reduced earnings per share by $0.03.

Utility income tax expense, exclusive of changes in pretax income, decreased
$4 million between periods. The decrease was attributed to the favorable resolution of certain federal and state income tax issues during the current period and the recognition of income tax liabilities for unrelated tax issues in the prior period.

Rates and Regulatory Proceedings

Arizona

In May 2000, the Company filed a general rate application with the Arizona Corporation Commission (ACC) seeking approval to increase revenues by $37.1 million, or nine percent, annually for its Arizona rate jurisdiction. The Company is seeking rate relief for increased operating costs, changes in financing costs, declining average residential useage, and improvements and additions to the distribution system. The Company has proposed shifting more day-to-day operating costs to the basic service charge to ease the impact of weather on monthly bills. The Company does not expect an ACC decision until early 2001. Arizona general rates were last increased in September 1997.

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." As it applies to the Company, SFAS No. 137 postpones the effective date of SFAS No. 133 to January 2001.

The Company does not currently utilize stand-alone derivatives for speculative purposes or for hedging, and does not have foreign currency exposure. However, the Company has fixed-price gas supply contracts, which may be considered derivatives under the requirements of this statement, even though they are part of the Company's normal gas purchase portfolio. In March 2000, the FASB issued an Exposure Draft that would exclude these contracts from the scope of SFAS No.
133. The Company will continue to review the terms of these contracts and monitor the progress of the Exposure Draft to determine if SFAS No. 133 accounting requirements apply.

Forward-Looking Statements

This quarterly report contains statements which constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, the impact of weather variations on customer usage, natural gas prices, the effects of regulation/deregulation, the timing and amount of rate relief, changes in capital requirements and funding, acquisitions, and competition.

                          PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      Litigation is pending in California, Arizona, and Oklahoma relating to the now terminated acquisition of the Company by ONEOK, Inc. and the Company's rejection of competing offers from Southern Union Company. This litigation is described in Item 3, "Legal Proceedings" in the 1999 Form 10-K filed with the Securities and Exchange Commission. There have been no new material developments related to these proceedings.

Other Proceedings

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

         (b) Reports on Form 8-K

             The Company filed a Form 8-K, dated April 27, 2000, reporting summary financial information for the quarter and twelve months ended March 31, 2000.









Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        Southwest Gas Corporation
                            --------------------------------------------------
                                              (Registrant)



Date:  May 15, 2000




                                           /s/ Edward A. Janov
                            --------------------------------------------------
                                             Edward A. Janov
                            Vice President/Controller/Chief Accounting Officer