Form 10-Q
period 2000-06-30
SOUTHWEST GAS CORP
filed 2000-08-11
CIK 92416

================================================================================




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2000


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

      Common Stock, $1 Par Value, 31,386,420 shares as of August 7, 2000.




================================================================================

                  PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                          (Thousands of dollars, except par value)

                                                                      JUNE 30,    DECEMBER 31,
                                                                        2000          1999
                                                                    ------------  ------------
                                  ASSETS                            (Unaudited)
Utility plant:
    Gas plant                                                       $ 2,280,139   $ 2,203,223
    Less: accumulated depreciation                                     (690,622)     (662,510)
    Acquisition adjustments                                               3,313         3,503
    Construction work in progress                                        33,293        36,886
                                                                    ------------  ------------
        Net utility plant                                             1,626,123     1,581,102
                                                                    ------------  ------------
Other property and investments                                           92,559        84,850
                                                                    ------------  ------------
Current assets:
    Cash and cash equivalents                                             9,270        17,126
    Accounts receivable, net of allowances                               64,174        88,476
    Accrued utility revenue                                              23,373        56,373
    Deferred income taxes                                                 9,041         6,141
    Deferred purchased gas costs                                          1,278         9,051
    Prepaids and other current assets                                    26,518        31,971
                                                                    ------------  ------------
        Total current assets                                            133,654       209,138
                                                                    ------------  ------------
Deferred charges and other assets                                        46,880        48,352
                                                                    ------------  ------------
Total assets                                                        $ 1,899,216   $ 1,923,442
                                                                    ============  ============

                      CAPITALIZATION AND LIABILITIES
Capitalization:
    Common stock, $1 par (authorized - 45,000,000 shares; issued
        and outstanding - 31,357,894 and 30,985,120 shares)         $    32,988   $    32,615
    Additional paid-in capital                                          446,613       439,262
    Retained earnings                                                    36,144        33,548
                                                                    ------------  ------------
        Total common equity                                             515,745       505,425
    Redeemable preferred securities of Southwest Gas Capital I           60,000        60,000
    Long-term debt, less current maturities                             860,399       859,291
                                                                    ------------  ------------
        Total capitalization                                          1,436,144     1,424,716
                                                                    ------------  ------------
Current liabilities:
    Current maturities of long-term debt                                  6,802         7,931
    Short-term debt                                                      39,075        61,000
    Accounts payable                                                     41,926        64,247
    Customer deposits                                                    28,257        27,408
    Accrued taxes                                                        45,957        40,611
    Accrued interest                                                     14,321        14,270
    Other current liabilities                                            50,509        49,423
                                                                    ------------  ------------
        Total current liabilities                                       226,847       264,890
                                                                    ------------  ------------
Deferred income taxes and other credits:
    Deferred income taxes and investment tax credits                    180,760       178,438
    Other deferred credits                                               55,465        55,398
                                                                    ------------  ------------
        Total deferred income taxes and other credits                   236,225       233,836
                                                                    ------------  ------------
Total capitalization and liabilities                                $ 1,899,216   $ 1,923,442
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


                                       SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                        (In thousands, except per share amounts)
                                                     (Unaudited)

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED       TWELVE MONTHS ENDED
                                                         JUNE 30,                JUNE 30,                JUNE 30,
                                                  ----------------------- ----------------------- -----------------------
                                                     2000        1999        2000        1999        2000        1999
                                                  ----------- ----------- ----------- ----------- ----------- -----------
Operating revenues:
    Gas operating revenues                        $  157,885  $  166,679  $  424,964  $  445,789  $  770,330  $  806,006
    Construction revenues                             39,749      33,613      69,485      62,528     152,668     134,122
                                                  ----------- ----------- ----------- ----------- ----------- -----------
        Total operating revenues                     197,634     200,292     494,449     508,317     922,998     940,128
                                                  ----------- ----------- ----------- ----------- ----------- -----------
Operating expenses:
    Net cost of gas sold                              70,190      71,839     193,694     207,725     316,000     342,819
    Operations and maintenance                        56,340      55,378     113,667     108,944     225,981     215,085
    Depreciation and amortization                     26,296      24,134      52,434      48,301     102,658      94,063
    Taxes other than income taxes                      7,439       7,299      15,112      14,511      28,211      30,340
    Construction expenses                             34,786      30,112      60,340      54,581     133,989     117,849
                                                  ----------- ----------- ----------- ----------- ----------- -----------
        Total operating expenses                     195,051     188,762     435,247     434,062     806,839     800,156
                                                  ----------- ----------- ----------- ----------- ----------- -----------
Operating income                                       2,583      11,530      59,202      74,255     116,159     139,972
                                                  ----------- ----------- ----------- ----------- ----------- -----------
Other income and (expenses):
    Net interest deductions                          (16,951)    (14,800)    (33,737)    (29,670)    (67,269)    (61,205)
    Preferred securities distributions                (1,369)     (1,369)     (2,738)     (2,738)     (5,475)     (5,475)
    Other income (deductions)                         (1,241)        (42)       (456)        235      (2,271)     (1,693)
                                                  ----------- ----------- ----------- ----------- ----------- -----------
        Total other income and (expenses)            (19,561)    (16,211)    (36,931)    (32,173)    (75,015)    (68,373)
                                                  ----------- ----------- ----------- ----------- ----------- -----------
Income (loss) before income taxes                    (16,978)     (4,681)     22,271      42,082      41,144      71,599
Income tax expense (benefit)                          (7,249)     (1,085)      6,802      17,412      11,035      32,831
                                                  ----------- ----------- ----------- ----------- ----------- -----------
Net income (loss)                                 $   (9,729) $   (3,596) $   15,469  $   24,670  $   30,109  $   38,768
                                                  =========== =========== =========== =========== =========== ===========

Basic earnings (loss) per share                   $    (0.31) $    (0.12) $     0.50  $     0.81  $     0.97  $     1.29
                                                  =========== =========== =========== =========== =========== ===========
Diluted earnings (loss) per share                 $    (0.31) $    (0.12) $     0.49  $     0.80  $     0.96  $     1.28
                                                  =========== =========== =========== =========== =========== ===========
Dividends paid per share                          $    0.205  $    0.205  $     0.41  $     0.41  $     0.82  $     0.82
                                                  =========== =========== =========== =========== =========== ===========

Average number of common shares outstanding           31,289      30,621      31,215      30,559      31,100      30,123
Average shares outstanding (assuming dilution)             -           -      31,384      30,830      31,325      30,372


                             The accompanying notes are an integral part of these statements.



                                   SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Thousands of dollars)
                                                  (Unaudited)

                                                                  SIX MONTHS ENDED         TWELVE MONTHS ENDED
                                                                       JUNE 30,                  JUNE 30,
                                                              ------------------------- -------------------------
                                                                  2000         1999         2000         1999
                                                              ------------ ------------ ------------ ------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                               $    15,469  $    24,670  $    30,109  $    38,768
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                            52,434       48,301      102,658       94,063
          Deferred income taxes                                      (578)     (17,103)      (3,471)     (12,336)
          Changes in current assets and liabilities:
            Accounts receivable, net of allowances                 24,302       30,051       (6,188)      (1,330)
            Accrued utility revenue                                33,000       33,873         (373)      (1,500)
            Deferred purchased gas costs                            7,773       60,601       (4,284)      66,308
            Accounts payable                                      (21,824)     (24,938)       3,066        4,126
            Accrued taxes                                           5,346       15,049       (2,572)      23,238
            Other current assets and liabilities                    7,617       (2,610)      12,964        6,556
          Other                                                      (682)        (517)       2,131         (601)
                                                              ------------ ------------ ------------ ------------
          Net cash provided by operating activities               122,857      167,377      134,040      217,292
                                                              ------------ ------------ ------------ ------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Construction expenditures and property additions            (103,278)    (111,626)    (221,155)    (218,704)
     Other                                                           (321)       2,833          367       14,329
                                                              ------------ ------------ ------------ ------------
          Net cash used in investing activities                  (103,599)    (108,793)    (220,788)    (204,375)
                                                              ------------ ------------ ------------ ------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Issuance of common stock, net                                  7,724        6,447       16,274       68,995
     Dividends paid                                               (12,796)     (12,529)     (25,431)     (24,931)
     Issuance of long-term debt, net                                3,914       12,002       45,260       49,565
     Retirement of long-term debt, net                             (4,031)      (2,850)      (7,349)      (5,897)
     Temporary changes in long-term debt                                -      (27,000)      27,000      (27,000)
     Change in short-term debt                                    (21,925)     (43,630)      30,705      (69,680)
                                                              ------------ ------------ ------------ ------------
          Net cash provided by (used in) financing activities     (27,114)     (67,560)      86,459       (8,948)
                                                              ------------ ------------ ------------ ------------

     Change in cash and temporary cash investments                 (7,856)      (8,976)        (289)       3,969
     Cash at beginning of period                                   17,126       18,535        9,559        5,590
                                                              ------------ ------------ ------------ ------------

     Cash at end of period                                    $     9,270  $     9,559  $     9,270  $     9,559
                                                              ============ ============ ============ ============

     Supplemental information:
     Interest paid, net of amounts capitalized                $    32,740  $    29,512  $    64,078  $    59,965
     Income taxes paid (received), net                                240       16,851       13,374       20,345

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

Basis of Presentation. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the 1999 Annual Report to Shareholders, which is incorporated by reference into the Form 10-K, and the 2000 First Quarter Report on Form 10-Q.

Intercompany Transactions. The construction services segment recognizes revenues generated from contracts with Southwest (see Note 2 below). Accounts receivable for these services were $4.7 million at June 30, 2000 and $4.4 million at December 31, 1999. The accounts receivable balance, revenues, and associated profits are included in the consolidated financial statements of the Company and were not eliminated during consolidation. Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," provides that intercompany profits on sales to regulated affiliates should not be eliminated in consolidation if the sales price is reasonable and if future revenues approximately equal to the sales price will result from the rate-making process. Management believes these two criteria are being met.

NOTE 2 - SEGMENT INFORMATION

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):


                                                   Natural Gas           Construction
                                                   Operations               Services             Total
                                                 ---------------       ----------------      -------------
Six months ended June 30, 2000
Revenues from external customers                 $       424,964       $         44,890      $     469,854
Intersegment revenues                                         --                 24,595             24,595
                                                 ---------------       ----------------      -------------
     Total                                       $       424,964       $         69,485      $     494,449
                                                 ===============       ================      =============
Segment net income                               $        13,415       $          2,054      $      15,469
                                                 ===============       ================      =============

Six months ended June 30, 1999
Revenues from external customers                 $       445,789       $         40,184      $     485,973
Intersegment revenues                                         --                 22,344             22,344
                                                 ---------------       ----------------      -------------
     Total                                       $       445,789       $         62,528      $     508,317
                                                 ===============       ================      =============
Segment net income                               $        22,689       $          1,981      $      24,670
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

Southwest purchases, transports, and distributes natural gas to approximately 1,298,000 residential, commercial, industrial and other customers, of which 57 percent are located in Arizona, 34 percent are in Nevada, and 9 percent are in California. During the twelve months ended June 30, 2000, Southwest earned 56 percent of operating margin in Arizona, 35 percent in Nevada, and 9 percent in California. During this same period, Southwest earned 83 percent of operating margin from residential and small commercial customers, 4 percent from other sales customers, and 13 percent from transportation customers. These patterns are similar to prior years and are expected to continue.

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

Southwest continues to experience significant population growth throughout its service territories. This growth has required large amounts of capital to finance the investment in infrastructure, in the form of new transmission and distribution plant, to satisfy consumer demand. For the twelve months ended June 30, 2000, natural gas construction expenditures totaled $204 million. Approximately 74 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest (net of dividends) were $94 million for the twelve months ended June 30, 2000. Operating cash flows were below prior year levels because previously deferred purchased gas costs are now fully recovered.

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

During the second quarter of 2000, the Company began to experience significant increases in natural gas prices. Higher natural gas prices are expected through the upcoming winter heating season. The recent increase is primarily attributable to high demand for natural gas in generating electricity, a changing industry structure as the electric utility industry continues to deregulate, lower deliverability of natural gas due to a slowdown in natural gas drilling (now reversing) and lower natural gas storage levels. If natural gas prices remain near current levels or continue to rise, the Company will be required to increase short-term borrowings to finance gas supply requirements. The Company has adequate short-term borrowing capacity to meet this anticipated need. The Company ultimately recovers all prudently incurred gas costs, with interest, through its purchased gas adjustment (PGA) mechanisms. In Arizona, the Company adjusts gas cost recovery rates monthly. In Nevada, a request is pending before the Public Utilities Commission of Nevada (PUCN) to increase rates for the recovery of higher gas costs and to adjust gas cost recovery rates monthly rather than annually. The monthly adjustments are designed to provide a more timely recovery of gas costs. PGA changes impact cash flows but have no direct impact on profit margin. See separate discussion at Rates and Regulatory Proceedings Nevada PGA Filing.

In July 2000, the Company converted $14.3 million of taxable variable-rate industrial development revenue bonds, Series B, due 2038, to tax-exempt bonds bearing interest at 5.95 percent. These bonds are described in "Note 6 - Long-Term Debt" in the Notes to Consolidated Financial Statements of the 1999 Annual Report to Shareholders.

RESULTS OF CONSOLIDATED OPERATIONS

Quarterly Analysis
------------------
                                        Contribution to Net Income (Loss)
                                           Three Months Ended June 30,
                                    ------------------------------------------
                                        2000                           1999
                                    -----------                    -----------
                                              (Thousands of dollars)
Natural gas operations              $   (10,949)                   $    (4,376)
Construction services                     1,220                            780
                                    -----------                    -----------
Net income (loss)                   $    (9,729)                   $    (3,596)
                                    ===========                    ===========

Loss per share for the quarter ended June 30, 2000 was $0.31, compared to a loss of $0.12 per share recorded during the corresponding quarter of the prior year. Earnings from natural gas operations decreased $0.21 per share. See separate discussion at Results of Natural Gas Operations. The contribution from construction services for the current quarter increased $0.02 per share compared to the corresponding quarter of the prior year.

Six-Month Analysis
------------------
                                            Contribution to Net Income
                                             Six Months Ended June 30,
                                     -----------------------------------------
                                        2000                          1999
                                     -----------                   -----------
                                              (Thousands of dollars)
Natural gas operations               $    13,415                   $    22,689
Construction services                      2,054                         1,981
                                     -----------                   -----------
Net income                           $    15,469                   $    24,670
                                     ===========                   ===========

Earnings per share for the six months ended June 30, 2000 were $0.50, compared to $0.81 per share recorded during the corresponding period of the prior year. Earnings contributed from natural gas operations decreased $0.31 per share. See separate discussion at Results of Natural Gas Operations. Construction services contributed per share earnings of $0.07, the same as the corresponding period of the prior year.

Twelve-Month Analysis
---------------------
                                             Contribution to Net Income
                                            Twelve Months Ended June 30,
                                     -----------------------------------------
                                         2000                          1999
                                     -----------                   -----------
                                               (Thousands of dollars)
Natural gas operations               $    26,199                   $    35,088
Construction services                      3,910                         3,680
                                     -----------                   -----------
Net income                           $    30,109                   $    38,768
                                     ===========                   ===========

Earnings per share for the twelve months ended June 30, 2000 were $0.97, a $0.32 decrease from per share earnings of $1.29 recorded during the prior twelve-month period. Earnings contributed from natural gas operations decreased $0.33 per share. See separate discussion at Results of Natural Gas Operations. Construction services activities contributed per share earnings of $0.13, a $0.01 per share improvement over the prior twelve-month period.

The following table sets forth the ratios of earnings to fixed charges for the
Company:

                                            For the Twelve Months Ended
                                       --------------------------------------
                                          June 30,              December 31,
                                            2000                    1999
                                       --------------          --------------

Ratio of earnings to fixed charges          1.50                    1.78

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), preferred securities distributions, and amortized debt costs.

Results of Natural Gas Operations

Quarterly Analysis
------------------
                                                        Three Months Ended
                                                              June 30,
                                                    ---------------------------
                                                       2000             1999
                                                    -----------     -----------
                                                      (Thousands of dollars)
Gas operating revenues                              $   157,885     $   166,679
Net cost of gas sold                                     70,190          71,839
                                                    -----------     -----------
   Operating margin                                      87,695          94,840
Operations and maintenance expense                       56,340          55,378
Depreciation and amortization                            23,420          21,652
Taxes other than income taxes                             7,439           7,299
                                                    -----------     -----------
   Operating income                                         496          10,511
Other income (expense)                                   (1,735)           (799)
                                                    -----------     -----------
   Income (loss) before interest and income taxes        (1,239)          9,712
Net interest deductions                                  16,498          14,431
Preferred securities distributions                        1,369           1,369
Income tax expense (benefit)                             (8,157)         (1,712)
                                                    -----------     -----------
   Contribution to consolidated net income (loss)   $   (10,949)    $    (4,376)
                                                    ===========     ===========

Contribution from natural gas operations declined approximately $6.6 million in the second quarter of 2000 compared to the same period a year ago. The decline was principally the result of lower operating margin, and higher operating expenses and financing costs incurred as a result of the expansion and upgrading of the gas system to accommodate continued customer growth.

Operating margin decreased $7.1 million, or eight percent. Differences in heating demand between periods was the primary reason for the decrease. Temperatures were 25 percent above normal during the current period, whereas, in the prior period, temperatures were 34 percent colder-than-normal. Southwest served 64,000, or five percent, more customers than a year ago, which partially offset the impact of weather on operating margin.

Operations and maintenance expenses increased $1 million, or two percent, reflecting general increases in labor and maintenance costs. Depreciation expense and general taxes increased $1.9 million, or seven percent, as a result of construction activities. Average gas plant in service increased $176 million, or eight percent, as compared to the second quarter of 1999. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Net interest deductions increased $2.1 million, or 14 percent, due to higher average short-term debt outstanding, long-term debt issuances to finance construction and increased interest rates on variable-rate debt instruments.

Other income (expense) in the current period included a $1.9 million pretax charge to reflect a June 2000 settlement with the PUCN related to disallowed gas costs from the 1996/1997 winter heating season.

Six-Month Analysis
------------------
                                                          Six Months Ended
                                                              June 30,
                                                    ---------------------------
                                                        2000            1999
                                                    -----------     -----------
                                                      (Thousands of dollars)
Gas operating revenues                              $   424,964     $   445,789
Net cost of gas sold                                    193,694         207,725
                                                    -----------     -----------
   Operating margin                                     231,270         238,064
Operations and maintenance expense                      113,667         108,944
Depreciation and amortization                            46,836          43,563
Taxes other than income taxes                            15,112          14,511
                                                    -----------     -----------
   Operating income                                      55,655          71,046
Other income (expense)                                   (1,465)           (682)
                                                    -----------     -----------
   Income before interest and income taxes               54,190          70,364
Net interest deductions                                  32,885          29,063
Preferred securities distributions                        2,738           2,738
Income tax expense                                        5,152          15,874
                                                    -----------     -----------
   Contribution to consolidated net income          $    13,415     $    22,689
                                                    ===========     ===========

Contribution to consolidated net income declined approximately $9.3 million in the first six months of 2000 compared to the same period a year ago. The decline was principally the result of lower operating margin, and higher operating expenses and financing costs incurred as a result of the expansion and upgrading of the gas system to accommodate continued customer growth.

Operating margin decreased $6.8 million, or three percent. Temperatures in the current period were 12 percent above normal, which reduced operating margin $16.6 million between periods. Partially offsetting the weather-related impacts was an increase of approximately $9.8 million in operating margin due to customer growth.

Operations and maintenance expenses increased $4.7 million, or four percent, reflecting general increases in labor and maintenance costs along with incremental operating expenses associated with providing service to a steadily growing customer base.

Depreciation expense and general taxes increased $3.9 million, or seven percent, as a result of construction activities. Average gas plant in service increased $179 million, or nine percent, as compared to the six month period ended June 30, 1999. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Net interest deductions increased $3.8 million, or 13 percent, due to higher average short-term debt outstanding, long-term debt issuances to finance construction and increased interest rates on variable-rate debt instruments.

Other income (expense) in the current period includes a $1.9 million pretax charge to reflect a June 2000 settlement with the PUCN related to disallowed gas costs from the 1996/1997 winter heating season. The prior period includes $2.9 million ($2.5 million after tax) of costs related to the now terminated merger with ONEOK, Inc., partially offset by a $1.6 million litigation-related recovery by a nonconstruction, nonutility subsidiary.

Utility income tax expense, exclusive of changes in pretax income, decreased approximately $1.6 million between periods. The decrease was attributed to the favorable resolution of certain federal and state income tax issues during the current period.

Twelve-Month Analysis
---------------------
                                                        Twelve Months Ended
                                                              June 30,
                                                    ---------------------------
                                                        2000            1999
                                                    -----------     -----------
                                                       (Thousands of dollars)
Gas operating revenues                              $   770,330     $   806,006
Net cost of gas sold                                    316,000         342,819
                                                    -----------     -----------
  Operating margin                                      454,330         463,187
Operations and maintenance expense                      225,981         215,085
Depreciation and amortization                            91,527          84,818
Taxes other than income taxes                            28,211          30,340
                                                    -----------     -----------
  Operating income                                      108,611         132,944
Other income (expense)                                   (3,708)         (2,706)
                                                    -----------     -----------
  Income before interest and income taxes               104,903         130,238
Net interest deductions                                  65,419          60,008
Preferred securities distributions                        5,475           5,475
Income tax expense                                        7,810          29,667
                                                    -----------     -----------
  Contribution to consolidated net income           $    26,199     $    35,088
                                                    ===========     ===========

Contribution to consolidated net income decreased $8.9 million in the current twelve-month period compared to the corresponding prior twelve-month period. The decrease was primarily the result of lower operating margin, and higher operating expenses and increased financing costs incurred as a result of the expansion and upgrading of the gas system to accommodate continued customer growth.

Operating margin decreased $8.9 million, or two percent, between periods. Customer growth contributed $17 million of incremental margin. However, differences in heating demand more than offset the impact of customer growth as temperatures were 14 percent above normal during the current period.

Operations and maintenance expenses increased $10.9 million, or five percent, reflecting general increases in labor and maintenance costs along with incremental operating expenses associated with providing service to a steadily growing customer base.

Depreciation expense and general taxes increased a net $4.6 million, or four percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $174 million, or nine percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate new customers being added to the system.

Net interest deductions increased $5.4 million, or nine percent, resulting primarily from additional borrowings to finance construction expenditures and higher interest rates on variable-rate debt.

Other income (expense) in the current period includes a $2 million expense recorded December 1999 in connection with the California Public Utilities Commission approval of a settlement agreement with the town of Truckee. Also included is a $1.9 million pretax charge to reflect a June 2000 settlement with the PUCN related to disallowed gas costs from the 1996/1997 winter heating season. The prior period includes $4 million ($3.2 million after tax) of costs related to the now terminated merger with ONEOK, Inc., partially offset by a $1.6 million litigation-related recovery by a nonconstruction, nonutility subsidiary.

Utility income tax expense, exclusive of changes in pretax income, decreased $4.6 million between periods. The decrease was attributed to the favorable resolution of certain federal and state income tax issues during the current period, and the recognition of income tax liabilities for unrelated tax issues in the prior period.

RATES AND REGULATORY PROCEEDINGS

Arizona General Rate Case

In May 2000, the Company filed a general rate application with the Arizona Corporation Commission (ACC) seeking approval to increase revenues by $37.1 million, or nine percent, annually for its Arizona rate jurisdiction. The Company is seeking rate relief for increased operating costs, changes in financing costs, declining average residential useage, and improvements and additions to the distribution system. The Company has proposed shifting more day-to-day operating costs to the basic service charge to ease the impact of weather on monthly bills. Hearings are scheduled to begin in the first quarter of 2001. Arizona general rates were last increased in September 1997.

Nevada PGA Filing

In June 2000, the Company submitted an annual purchased gas adjustment (PGA) filing in compliance with the provisions of its Nevada Gas Tariff. If approved as filed, residential gas bills would increase by approximately nine percent. The Company is also requesting a change in the frequency of future PGA filings. A monthly PGA mechanism, designed to reduce the impact of large price fluctuations, would replace the current annual mechanism. Customer bills would reflect monthly price variations as a direct result of the most recent natural gas prices. A decision from the PUCN is expected in November 2000. PGA changes impact cash flows but have no direct impact on profit margin.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." As it applies to the Company, SFAS No. 137 postpones the effective date of SFAS No. 133 to January 2001. In June 2000, the FASB issued SFAS No. 138 "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133." Of significance to the Company is the expansion of the normal purchases and normal sales exclusion provisions of SFAS No. 133.

The Company does not currently utilize stand-alone derivatives for speculative purposes or for hedging and does not have foreign currency exposure. However, the Company has fixed-price gas supply contracts, which, absent the expansion of the normal purchases and normal sales exclusion, may have been considered derivatives under the requirements of SFAS No. 133. The Company will continue to review the applicability of SFAS No. 133 accounting requirements to these and other contracts.

FORWARD-LOOKING STATEMENTS

This report contains statements which constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, the impact of weather variations on customer usage, natural gas prices, the effects of regulation/deregulation, the timing and amount of rate relief, changes in capital requirements and funding, resolution of the pending litigation, acquisitions and competition.

                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

Litigation is pending in the United States District Court for the Southern District of California (99 cv 1004-L (CGA)), the United States District Court of Arizona (Civ '99 1294 PHX ROS and Civ '00 0119 PHX VAM) and the United States District Court for the Northern District of Oklahoma (Case No. 00cv063 KE) relating to the now terminated acquisition of the Company by ONEOK, Inc. and the Company's rejection of competing offers from Southern Union Company. This litigation is described in Item 3, "Legal Proceedings" in the 1999 Form 10-K filed with the Securities and Exchange Commission. There have been no new material developments related to these proceedings.

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

ITEMS 2-3.     NONE

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on May 11, 2000. Matters voted upon and the results of the voting were as follows:

               (1) Cumulative voting became effective for all shareholders when the intent to cumulatively vote shares was announced at the Annual Meeting of Shareholders. Each shareholder/proxy was entitled to give one nominee for director a number of votes equal to the number of directors to be elected (in this case 11) multiplied by the number of votes to which the shareholder's shares were normally entitled. A shareholder/proxy could distribute their votes on the same principle among as many of the nominees for director as the shareholder/proxy desired. The 11 nominees that received the highest allocation of affirmative votes were elected. Withholding votes or voting against a nominee had no legal effect. Shares were accumulated and allocated among the nominees in sufficient number to elect the following as directors.

                    George C. Biehl                  25,421,438
                    Manuel J. Cortez                 25,334,287
                    Lloyd T. Dyer                    25,387,770
                    Mark M. Feldman                  28,002,246
                    Thomas Y. Hartley                25,395,455
                    Michael B. Jager                 25,414,562
                    Leonard R. Judd                  25,421,759
                    James J. Kropid                  25,362,949
                    Michael O. Maffie                25,309,360
                    Carolyn M. Sparks                25,344,482
                    Terrance L. Wright               25,410,432

                    The remaining accumulated shares were allocated to the other nominees, Robert S. Sundt, Mary McCarthy, and
                    Michael J. Melarkey.

               (2) The proposal to ratify the selection of Arthur Andersen LLP as independent public accountants for the Company was approved. Shareholders voted 23,146,802 shares in favor, 588,279 against, and 647,423 abstentions.

ITEM 5.  OTHER INFORMATION

In July 2000, the Company, the National Labor Relations Board (NLRB) and the International Brotherhood of Electrical Workers (IBEW) entered into an NLRB Settlement Agreement whereby the Company recognizes the IBEW as the bargaining agent for certain employees in the Central Arizona division. As part of the settlement, the union will drop all of its legal actions against the Company and the Company will withdraw its complaint at the D.C.
Circuit Court of Appeals challenging the legality of the union vote.

In July 2000, David H. Gunning, 58, was elected as a director of the Company, succeeding Lloyd T. Dyer, who retired after serving as a director for the last 22 years. Mr. Gunning is the principal in Encinitos Ventures, and was president and chief executive officer of Capitol American Financial Corporation. He serves as a director of The Lincoln Electric Company, Roulston & Co., and Development Alternatives, Inc. Mr. Gunning received his undergraduate degree from Cornell University and his juris doctorate from Harvard University.

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

         (b) Reports on Form 8-K

             The Company filed a Form 8-K, dated August 3, 2000, reporting summary financial information for the quarter, year to date and twelve months ended June 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        Southwest Gas Corporation
                            --------------------------------------------------
                                              (Registrant)



Date:  August 11, 2000




                                           /s/ Edward A. Janov
                            --------------------------------------------------
                                             Edward A. Janov
                            Vice President/Controller/Chief Accounting Officer