Form 10-Q
period 2000-09-30
SOUTHWEST GAS CORP
filed 2000-11-14
CIK 92416

================================================================================




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


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

     Common Stock, $1 Par Value, 31,602,594 shares as of November 1, 2000.




================================================================================

                              PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                          (Thousands of dollars, except par value)

                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                        2000            1999
                                                                    -------------   -------------
                                  ASSETS                             (Unaudited)
Utility plant:
    Gas plant                                                        $ 2,316,695     $ 2,203,223
    Less: accumulated depreciation                                      (710,219)       (662,510)
    Acquisition adjustments                                                3,219           3,503
    Construction work in progress                                         47,196          36,886
                                                                    -------------   -------------
        Net utility plant                                              1,656,891       1,581,102
                                                                    -------------   -------------
Other property and investments                                            94,210          84,850
                                                                    -------------   -------------
Current assets:
    Cash and cash equivalents                                             12,605          17,126
    Accounts receivable, net of allowances                                69,301          88,476
    Accrued utility revenue                                               24,373          56,373
    Deferred income taxes                                                  2,841           6,141
    Deferred purchased gas costs                                          17,677           9,051
    Prepaids and other current assets                                     29,080          31,971
                                                                    -------------   -------------
        Total current assets                                             155,877         209,138
                                                                    -------------   -------------
Deferred charges and other assets                                         47,311          48,352
                                                                    -------------   -------------
Total assets                                                         $ 1,954,289     $ 1,923,442
                                                                    =============   =============

                         CAPITALIZATION AND LIABILITIES
Capitalization:
    Common stock, $1 par (authorized - 45,000,000 shares; issued
        and outstanding - 31,529,907 and 30,985,120 shares)          $    33,158     $    32,615
    Additional paid-in capital                                           449,735         439,262
    Retained earnings                                                     19,992          33,548
                                                                    -------------   -------------
        Total common equity                                              502,885         505,425
    Redeemable preferred securities of Southwest Gas Capital I            60,000          60,000
    Long-term debt, less current maturities                              860,515         859,291
                                                                    -------------   -------------
        Total capitalization                                           1,423,400       1,424,716
                                                                    -------------   -------------
Current liabilities:
    Current maturities of long-term debt                                   6,135           7,931
    Short-term debt                                                      100,500          61,000
    Accounts payable                                                      54,708          64,247
    Customer deposits                                                     28,427          27,408
    Accrued taxes                                                         28,495          40,611
    Accrued interest                                                      14,872          14,270
    Other current liabilities                                             55,284          49,423
                                                                    -------------   -------------
        Total current liabilities                                        288,421         264,890
                                                                    -------------   -------------
Deferred income taxes and other credits:
    Deferred income taxes and investment tax credits                     185,633         178,438
    Other deferred credits                                                56,835          55,398
                                                                    -------------   -------------
        Total deferred income taxes and other credits                    242,468         233,836
                                                                    -------------   -------------
Total capitalization and liabilities                                 $ 1,954,289     $ 1,923,442
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



                                          SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF INCOME
                                           (In thousands, except per share amounts)
                                                         (Unaudited)



                                                      THREE MONTHS ENDED           NINE MONTHS ENDED         TWELVE MONTHS ENDED
                                                        SEPTEMBER 30,               SEPTEMBER 30,               SEPTEMBER 30,
                                                  -------------------------   -------------------------   -------------------------
                                                     2000          1999          2000          1999          2000          1999
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Operating revenues:
    Gas operating revenues                         $ 150,178     $ 125,190     $ 575,142     $ 570,979     $ 795,318     $ 802,967
    Construction revenues                             48,784        41,099       118,269       103,627       160,353       140,942
                                                  -----------   -----------   -----------   -----------   -----------   -----------
        Total operating revenues                     198,962       166,289       693,411       674,606       955,671       943,909
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Operating expenses:
    Net cost of gas sold                              70,142        46,711       263,836       254,436       339,431       338,031
    Operations and maintenance                        56,839        54,621       170,506       163,565       228,199       218,941
    Depreciation and amortization                     26,649        24,697        79,083        72,998       104,610        95,980
    Taxes other than income taxes                      7,576         7,075        22,688        21,586        28,712        29,716
    Construction expenses                             41,953        36,089       102,293        90,670       139,853       123,644
                                                  -----------   -----------   -----------   -----------   -----------   -----------
        Total operating expenses                     203,159       169,193       638,406       603,255       840,805       806,312
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Operating income (loss)                               (4,197)       (2,904)       55,005        71,351       114,866       137,597
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Other income and (expenses):
    Net interest deductions                          (17,678)      (16,145)      (51,415)      (45,815)      (68,802)      (61,590)
    Preferred securities distributions                (1,368)       (1,368)       (4,106)       (4,106)       (5,475)       (5,475)
    Other income (deductions)                             12        (1,674)         (444)       (1,439)         (585)       (3,063)
                                                  -----------   -----------   -----------   -----------   -----------   -----------
        Total other income and (expenses)            (19,034)      (19,187)      (55,965)      (51,360)      (74,862)      (70,128)
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Income (loss) before income taxes                    (23,231)      (22,091)         (960)       19,991        40,004        67,469
Income tax expense (benefit)                         (13,551)       (7,903)       (6,749)        9,509         5,387        31,944
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Net income (loss)                                  $  (9,680)    $ (14,188)    $   5,789     $  10,482     $  34,617     $  35,525
                                                  ===========   ===========   ===========   ===========   ===========   ===========

Basic earnings (loss) per share                    $   (0.31)    $   (0.46)    $    0.19     $    0.34     $    1.11     $    1.16
                                                  ===========   ===========   ===========   ===========   ===========   ===========
Diluted earnings (loss) per share                  $   (0.31)    $   (0.46)    $    0.18     $    0.34     $    1.10     $    1.15
                                                  ===========   ===========   ===========   ===========   ===========   ===========
Dividends paid per share                           $   0.205     $   0.205     $   0.615     $   0.615     $    0.82     $    0.82
                                                  ===========   ===========   ===========   ===========   ===========   ===========

Average number of common shares outstanding           31,424        30,742        31,285        30,621        31,272        30,550
Average shares outstanding (assuming dilution)             -             -        31,465        30,902        31,471        30,824


                                 The accompanying notes are an integral part of
these statements.


                                          SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Thousands of dollars)
                                                         (Unaudited)

                                                                       NINE MONTHS ENDED                TWELVE MONTHS ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                                  ----------------------------      ----------------------------
                                                                     2000             1999             2000             1999
                                                                  -----------      -----------      -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                                    $   5,789        $  10,482        $  34,617        $  35,525
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                               79,083           72,998          104,610           95,980
          Deferred income taxes                                       10,495          (18,311)           8,810           (8,919)
          Changes in current assets and liabilities:
            Accounts receivable, net of allowances                    19,175           31,594          (12,858)          (3,719)
            Accrued utility revenue                                   32,000           32,873             (373)          (1,500)
            Deferred purchased gas costs                              (8,626)          60,828          (20,910)          62,973
            Accounts payable                                          (9,022)         (25,350)          16,280            2,067
            Accrued taxes                                            (12,116)           2,540           (7,525)          12,097
            Other current assets and liabilities                       8,779            2,117            9,399           21,383
          Other                                                        1,374             (645)           4,315             (803)
                                                                  -----------      -----------      -----------      -----------
          Net cash provided by operating activities                  126,931          169,126          136,365          215,084
                                                                  -----------      -----------      -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES:
     Construction expenditures and property additions               (161,965)        (150,336)        (241,132)        (208,310)
     Other                                                               (75)         (16,443)          19,889          (13,018)
                                                                  -----------      -----------      -----------      -----------
          Net cash used in investing activities                     (162,040)        (166,779)        (221,243)        (221,328)
                                                                  -----------      -----------      -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Issuance of common stock, net                                    11,016            9,745           16,268           13,079
     Dividends paid                                                  (19,234)         (18,830)         (25,568)         (25,046)
     Issuance of long-term debt, net                                   5,415           13,502           45,261           19,794
     Retirement of long-term debt, net                                (6,109)          (4,301)          (7,976)          (6,278)
     Change in short-term debt                                        39,500          (15,165)          63,665            3,510
                                                                  -----------      -----------      -----------      -----------
          Net cash provided by (used in) financing activities         30,588          (15,049)          91,650            5,059
                                                                  -----------      -----------      -----------      -----------

     Change in cash and temporary cash investments                    (4,521)         (12,702)           6,772           (1,185)
     Cash at beginning of period                                      17,126           18,535            5,833            7,018
                                                                  -----------      -----------      -----------      -----------

     Cash at end of period                                         $  12,605        $   5,833        $  12,605        $   5,833
                                                                  ===========      ===========      ===========      ===========
     Supplemental information:
     Interest paid, net of amounts capitalized                     $  49,456        $  45,459        $  65,318        $  60,515
     Income taxes paid (received), net                                   396           27,928            2,558           26,230

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

Basis of Presentation. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the 1999 Annual Report to Shareholders, which is incorporated by reference into the 1999 Form 10-K, and the 2000 Quarterly Reports on Form 10-Q.

Intercompany Transactions. The construction services segment recognizes revenues generated from contracts with Southwest (see Note 2 below). Accounts receivable for these services were $6.2 million at September 30, 2000 and $4.4 million at December 31, 1999. The accounts receivable balance, revenues, and associated profits are included in the consolidated financial statements of the Company and were not eliminated during consolidation. Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," provides that intercompany profits on sales to regulated affiliates should not be eliminated in consolidation if the sales price is reasonable and if future revenues approximately equal to the sales price will result from the rate-making process. Management believes these two criteria are being met.

NOTE 2 - SEGMENT INFORMATION

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):


                                                   Natural Gas           Construction
                                                   Operations              Services              Total
                                                 ---------------       ----------------      -------------
Nine months ended September 30, 2000
Revenues from external customers                 $       575,142       $         77,501      $     652,643
Intersegment revenues                                         --                 40,768             40,768
                                                 ---------------       ----------------      -------------
     Total                                       $       575,142       $        118,269      $     693,411
                                                 ===============       ================      =============
Segment net income                               $         1,797       $          3,992      $       5,789
                                                 ===============       ================      =============

Nine months ended September 30, 1999
Revenues from external customers                 $       570,979       $         71,108      $     642,087
Intersegment revenues                                         --                 32,519             32,519
                                                 ---------------       ----------------      -------------
     Total                                       $       570,979       $        103,627      $     674,606
                                                 ===============       ================      =============
Segment net income                               $         7,385       $          3,097      $      10,482
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

Southwest purchases, transports, and distributes natural gas to approximately 1,310,000 residential, commercial, industrial and other customers, of which 57 percent are located in Arizona, 34 percent are in Nevada, and 9 percent are in California. During the twelve months ended September 30, 2000, Southwest earned 56 percent of operating margin in Arizona, 35 percent in Nevada, and 9 percent in California. During this same period, Southwest earned 83 percent of operating margin from residential and small commercial customers, 3 percent from other sales customers, and 14 percent from transportation customers. These patterns are similar to prior years and are expected to continue.

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

Southwest continues to experience significant population growth throughout its service territories. This growth has required large amounts of capital to finance the investment in infrastructure, in the form of new transmission and distribution plant, to satisfy consumer demand. For the twelve months ended September 30, 2000, natural gas construction expenditures totaled $203 million. Approximately 75 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest (net of dividends) were $93 million for the twelve months ended September 30, 2000. Operating cash flows were below prior year levels because the prior period included net recoveries of $63 million related to previously deferred purchased gas costs, whereas, in the current period, there were net under recoveries of $21 million related to purchased gas costs.

Southwest estimates construction expenditures during the three-year period ending December 31, 2002 will be approximately $630 million. During the three-year period, cash flows from operating activities (net of dividends) is estimated to fund approximately 60 percent of the gas operations total construction expenditures. The remaining cash requirements are expected to be provided by external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief and growth factors in Southwest service areas. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

During the third quarter of 2000, the Company continued to experience significant increases in natural gas prices. Higher natural gas prices are expected through the upcoming winter heating season. The recent increase is primarily attributable to higher demand for natural gas in generating electricity, a changing industry structure as the electric utility industry continues to deregulate, lower deliverability of natural gas due to a slowdown in natural gas drilling (now reversing) and lower natural gas storage levels. If natural gas prices remain near current levels or continue to rise, the Company will be required to further increase short-term borrowings to finance gas supply requirements. The Company believes it has adequate short-term borrowing capacity to meet this anticipated need. The Company ultimately recovers all prudently incurred gas costs, with interest, through its purchased gas adjustment (PGA) mechanisms. In Arizona, the Company adjusts gas cost recovery rates monthly. In California, a monthly gas cost adjuster based on forecasted monthly prices will become effective December 1, 2000. Monthly adjustments are designed to provide a more timely recovery of gas costs. In Nevada, requests are pending before the Public Utilities Commission of Nevada (PUCN) to increase rates for the recovery of higher gas costs. PGA changes impact cash flows but have no direct impact on profit margin. See separate discussions at Rates and Regulatory Proceedings Nevada PGA Filings and California PGA Filings.

In October 2000, the Company issued $25 million in medium-term notes, due 2005, bearing interest at 7.75 percent. The proceeds from this issuance will be used to pay down short-term debt incurred to finance construction and improvement of pipeline systems and facilities located in and around the communities served by Southwest.

RESULTS OF CONSOLIDATED OPERATIONS

Quarterly Analysis
------------------
                                           Contribution to Net Income (Loss)
                                           Three Months Ended September 30,
                                     ------------------------------------------
                                         2000                           1999
                                     -----------                    -----------
                                               (Thousands of dollars)
Natural gas operations               $   (11,618)                   $   (15,304)
Construction services                      1,938                          1,116
                                     -----------                    -----------
Net income (loss)                    $    (9,680)                   $   (14,188)
                                     ===========                    ===========

Loss per share for the quarter ended September 30, 2000 was $0.31, a $0.15 improvement from the per share loss of $0.46 reported for the quarter ended September 30, 1999. Natural gas operations experienced a third quarter 2000 per share loss of $0.37, a $0.13 improvement from the per share loss of $0.50 reported for the third quarter of 1999. See separate discussion at Results of Natural Gas Operations. Construction services activities contributed third quarter 2000 per share earnings of $0.06, a $0.02 per share increase from the $0.04 per share earned in the third quarter of 1999.

Nine-Month Analysis
-------------------
                                             Contribution to Net Income
                                           Nine Months Ended September 30,
                                     ------------------------------------------
                                         2000                           1999
                                     -----------                    -----------
                                               (Thousands of dollars)
Natural gas operations               $     1,797                    $     7,385
Construction services                      3,992                          3,097
                                     -----------                    -----------
Net income                           $     5,789                    $    10,482
                                     ===========                    ===========

Earnings per share for the nine months ended September 30, 2000 were $0.19, a $0.15 decrease from per share earnings of $0.34 recorded during the corresponding period of the prior year. Natural gas operations contributed year-to-date earnings of $0.06 per share in 2000, an $0.18 decrease from the $0.24 per share contributed year to date in 1999. See separate discussion at Results of Natural Gas Operations. Construction services activities contributed 2000 year-to-date per share earnings of $0.13, a $0.03 per share increase from the $0.10 per share earned in the corresponding period of the prior year.

Twelve-Month Analysis
---------------------
                                             Contribution to Net Income
                                          Twelve Months Ended September 30,
                                     ------------------------------------------
                                         2000                           1999
                                     -----------                    -----------
                                               (Thousands of dollars)
Natural gas operations               $    29,885                    $    31,578
Construction services                      4,732                          3,947
                                     -----------                    -----------
Net income                           $    34,617                    $    35,525
                                     ===========                    ===========

Earnings per share for the twelve months ended September 30, 2000 were $1.11, a $0.05 decrease from per share earnings of $1.16 recorded during the prior twelve-month period. Natural gas operations contributed $0.96 per share in the current twelve-month period, a $0.07 decrease from $1.03 per share in the prior twelve-month period. See separate discussion at Results of Natural Gas Operations. Construction services activities contributed per share earnings of $0.15 in the current twelve-month period, a $0.02 per share improvement from $0.13 per share earned in the prior twelve-month period.

The following table sets forth the ratios of earnings to fixed charges for the
Company:

                                           For the Twelve Months Ended
                                    ------------------------------------------
                                       September 30,             December 31,
                                           2000                      1999
                                    ------------------           -------------

Ratio of earnings to fixed charges         1.48                       1.78

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), preferred securities distributions, and amortized debt costs.

RESULTS OF NATURAL GAS OPERATIONS

Quarterly Analysis
------------------


                                                                           Three Months Ended
                                                                              September 30,
                                                                     ------------------------------
                                                                        2000                1999
                                                                     -----------        -----------
                                                                         (Thousands of dollars)
Gas operating revenues                                               $   150,178        $   125,190
Net cost of gas sold                                                      70,142             46,711
                                                                     -----------        -----------
   Operating margin                                                       80,036             78,479
Operations and maintenance expense                                        56,839             54,621
Depreciation and amortization                                             23,535             21,918
Taxes other than income taxes                                              7,576              7,074
                                                                     -----------        -----------
   Operating income (loss)                                                (7,914)            (5,134)
Other income (expense)                                                       (82)            (1,918)
                                                                     -----------        -----------
   Income (loss) before interest and income taxes                         (7,996)            (7,052)
Net interest deductions                                                   17,165             15,657
Preferred securities distributions                                         1,368              1,368
Income tax expense (benefit)                                             (14,911)            (8,773)
                                                                     -----------        -----------
   Contribution to consolidated net income (loss)                    $   (11,618)       $   (15,304)
                                                                     ===========        ===========

Contribution from natural gas operations improved $3.7 million in the third quarter of 2000 compared to the same period a year ago. The increase was principally due to the recognition of $4.4 million of income tax benefits resulting from the favorable resolution of certain federal income tax issues and the statutory closure of open federal tax years.

Operating margin increased $1.6 million, or two percent, as Southwest served 64,000, or five percent, more customers than a year ago.

Operations and maintenance expense increased $2.2 million, or four percent, reflecting general increases in labor and maintenance costs. Depreciation expense and general taxes increased $2.1 million, or seven percent, as a result of construction activities. Average gas plant in service increased $169 million, or eight percent, as compared to the third quarter of 1999. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Net interest deductions increased $1.5 million, or ten percent, due to additional borrowings to finance construction, and increased interest rates on variable-rate debt instruments.

Other income (expense) increased $1.8 million. Prior period results included $1.7 million, or $0.06 per share, of after-tax costs associated with the now terminated merger with ONEOK, Inc.

Utility income tax benefit increased $6.1 million between periods. Exclusive of changes in pretax income, the increase was mainly attributed to the recognition of $4.4 million of income tax benefits in the current period, resulting from the favorable resolution of certain federal income tax issues and the statutory closure of open federal tax years.

Nine-Month Analysis
-------------------


                                                                            Nine Months Ended
                                                                              September 30,
                                                                     ------------------------------
                                                                        2000                1999
                                                                     -----------        -----------
                                                                         (Thousands of dollars)
Gas operating revenues                                               $   575,142        $   570,979
Net cost of gas sold                                                     263,836            254,436
                                                                     -----------        -----------
   Operating margin                                                      311,306            316,543
Operations and maintenance expense                                       170,506            163,565
Depreciation and amortization                                             70,371             65,481
Taxes other than income taxes                                             22,688             21,585
                                                                     -----------        -----------
   Operating income                                                       47,741             65,912
Other income (expense)                                                    (1,547)            (2,600)
                                                                     -----------        -----------
   Income before interest and income taxes                                46,194             63,312
Net interest deductions                                                   50,050             44,720
Preferred securities distributions                                         4,106              4,106
Income tax expense (benefit)                                              (9,759)             7,101
                                                                     -----------        -----------
   Contribution to consolidated net income                           $     1,797        $     7,385
                                                                     ===========        ===========

Contribution to consolidated net income declined $5.6 million in the first nine months of 2000 compared to the same period a year ago. The decline was principally the result of lower operating margin and higher operating expenses and financing costs partially offset by lower income tax expense.

Operating margin decreased $5.2 million, or two percent. Temperatures in the current period were 12 percent above normal, which reduced operating margin $16.6 million between periods. Partially offsetting the weather-related impacts was an increase of approximately $11.4 million in operating margin due to customer growth.

Operations and maintenance expense increased $6.9 million, or four percent, reflecting general increases in labor and maintenance costs along with incremental operating expenses associated with providing service to a steadily growing customer base.

Depreciation expense and general taxes increased $6 million, or seven percent, as a result of construction activities. Average gas plant in service increased $176 million, or eight percent, as compared to the nine-month period ended

September 30, 1999. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Net interest deductions increased $5.3 million, or 12 percent, due to additional borrowings to finance construction, and increased interest rates on variable-rate debt instruments.

Other income (expense) in the current period includes a $1.9 million pretax charge to reflect a June 2000 settlement with the PUCN related to disallowed gas costs from the 1996/1997 winter heating season. The prior period includes $4.4 million ($4.2 million after tax) of costs related to the now terminated merger with ONEOK, Inc., partially offset by a $1.6 million litigation-related recovery by a nonconstruction, nonutility subsidiary.

Utility income tax expense decreased $16.9 million between periods. Exclusive of changes in pretax income, the decrease was mainly attributed to the recognition of $6 million of income tax benefits in the current period, resulting from the favorable resolution of certain federal income tax issues and the statutory closure of open federal tax years.

Twelve-Month Analysis
---------------------

                                                                           Twelve Months Ended
                                                                             September 30,
                                                                     ------------------------------
                                                                        2000                1999
                                                                     -----------        -----------
                                                                         (Thousands of dollars)
Gas operating revenues                                               $   795,318        $   802,967
Net cost of gas sold                                                     339,431            338,031
                                                                     -----------        -----------
  Operating margin                                                       455,887            464,936
Operations and maintenance expense                                       228,199            218,941
Depreciation and amortization                                             93,144             86,173
Taxes other than income taxes                                             28,713             29,715
                                                                     -----------        -----------
  Operating income                                                       105,831            130,107
Other income (expense)                                                    (1,872)            (4,283)
                                                                     -----------        -----------
  Income before interest and income taxes                                103,959            125,824
Net interest deductions                                                   66,927             60,198
Preferred securities distributions                                         5,475              5,475
Income tax expense                                                         1,672             28,573
                                                                     -----------        -----------
  Contribution to consolidated net income                            $    29,885        $    31,578
                                                                     ===========        ===========

Contribution to consolidated net income decreased $1.7 million in the current twelve-month period compared to the corresponding prior twelve-month period. The decrease was primarily the result of lower operating margin and higher operating expenses and increased financing costs partially offset by lower income tax expense.

Operating margin decreased $9 million, or two percent, between periods. Customer growth contributed $17 million of incremental margin. However, differences in heating demand more than offset the impact of customer growth as temperatures were 15 percent above normal during the current period.

Operations and maintenance expense increased $9.3 million, or four percent, reflecting general increases in labor and maintenance costs along with incremental operating expenses associated with providing service to a steadily growing customer base.

Depreciation expense and general taxes increased a net $6 million, or five percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $175 million, or eight percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate new customers being added to the system.

Net interest deductions increased $6.7 million, or 11 percent, resulting primarily from additional borrowings to finance construction expenditures and higher interest rates on variable-rate debt.

Other income (expense) in the current period includes a $2 million expense recorded in December 1999 associated with the California Public Utilities Commission approval of a settlement agreement with the town of Truckee, California. Also included is a $1.9 million pretax charge to reflect a June 2000 settlement with the PUCN related to disallowed gas costs from the 1996/1997 winter heating season. The prior period includes $5.5 million ($4.9 million after tax) of costs related to the now terminated merger with ONEOK, Inc., partially offset by a $1.6 million litigation-related recovery by a nonconstruction, nonutility subsidiary.

Utility income tax expense decreased $26.9 million between periods. Exclusive of changes in pretax income, the decrease was mainly attributed to the recognition of $6 million of income tax benefits in the current period, due to the favorable resolution of certain federal income tax issues and the statutory closure of open federal tax years. Other tax matters, including the recognition of income tax liabilities for potential unrelated issues in the prior period, resulted in a $3 million improvement in earnings between periods.

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

Nevada PGA Filings

In June 2000, the Company submitted an annual PGA filing in compliance with the provisions of its Nevada Gas Tariff. If approved as filed, residential gas bills would increase by approximately nine percent. The Company also requested a change in the frequency of future PGA filings. A monthly PGA mechanism, designed to reduce the impact of large price fluctuations, would replace the current annual mechanism. Customer bills would reflect monthly price variations as a direct result of the most recent natural gas prices. Hearings were held in October 2000 related to the June 2000 PGA filing. A decision from the PUCN is expected in late November 2000.

During the recently held PGA hearings, the PUCN Regulatory Operations Staff and the Bureau of Consumer Protection indicated their preference for an immediate out-of-period PGA filing in lieu of considering the monthly PGA mechanism proposal. In October 2000, the Company made an out-of-period PGA filing requesting increases of $47.1 million, or 28 percent, in southern Nevada and $16.6 million, or 29 percent, in northern Nevada. The Company requested expedited PUCN action on this filing so that new rates could be implemented during the 2000/2001 winter heating season.

California PGA Filings

The Company filed for PGA increases in September 2000, related to the southern and northern California rate jurisdictions, in the amount of $6.9 million, or 10 percent, and $4.6 million, or 26 percent, respectively. The Company expects a decision by the California Public Utilities Commission on the proposed increase during the fourth quarter of 2000. In a filing separate from the PGA, the Company requested approval of a monthly gas cost adjuster based on forecasted monthly prices. The monthly gas cost mechanism was approved and will be effective December 2000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the

Effective Date of FASB Statement No. 133." As it applies to the Company, SFAS No. 137 postpones the effective date of SFAS No. 133 to January 2001. In June 2000, the FASB issued SFAS No. 138 "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133." Of significance to the Company is the expansion of the normal purchases and normal sales exclusion provisions of SFAS No. 133. The Company does not currently utilize stand-alone derivatives for speculative purposes or for hedging and does not have foreign currency exposure. The Company has fixed-price gas supply contracts which qualify for the normal purchases and normal sales exclusion. None of the Company's current long-term financial instruments or other contracts meet the definition of a derivative under the standard. Upon adoption of SFAS No. 133, the Company does not expect any significant impact to its financial position or results of operations.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and revises the standards of accounting and disclosures of securitizations and other transfers of financial assets and collateral and the settling of liabilities. SFAS No. 140 is effective for transfers and servicing of assets and extinguishments of liabilities occurring after March 31, 2001, and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not anticipate any significant impact to its financial position or results of operations upon adoption of SFAS No. 140.

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


                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

Litigation is pending in the United States District Court of California (99 cv 1891-L (JAH) and the United States District Court of Arizona (Civ `99 1294 PHX ROS, Civ `00 0119 PHX VAM, Civ '00 0452 PHX RGS, Civ '00 1775 PHX RLB and Civ '00 1812 PHX ROS) relating to the now terminated acquisition of the Company by ONEOK, Inc. and the Company's rejection of competing offers from Southern Union Company. This litigation is described in Item 3, "Legal Proceedings" in the 1999 Form 10-K filed with the Securities and Exchange Commission. There have been no new material developments related to these proceedings.

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

ITEMS 2-5. None

ITEM 6.    Exhibits and Reports on Form 8-K

           (a) The following documents are filed as part of this report on Form 10-Q:

               Exhibit        10.1 - Amendment to Form of Employment Agreement
                             with Company Officers.

               Exhibit 10.2 - Amendment to Form of Change in Control Agreement with Company Officers.

               Exhibit 12.1 - Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

               Exhibit        27.1 - Financial Data Schedule (filed
                              electronically only).

           (b)  Reports on Form 8-K

                On November 1, 2000, the Company reported summary financial information for the quarter, year to date and twelve months ended September 30, 2000 pursuant to Item 9 of Form 8-K.


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



Date:  November 13, 2000




                                             /s/ Edward A. Janov
                          ------------------------------------------------------
                                               Edward A. Janov
                          Vice President/Controller and Chief Accounting Officer