Form 10-K
period 2000-12-31
SOUTHWEST GAS CORP
filed 2001-03-23
CIK 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission File Number 1-7850

SOUTHWEST GAS CORPORATION
(Exact name of registrant as specified in its charter)

California	88-0085720

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5241 Spring Mountain Road Post Office Box 98510 Las Vegas, Nevada	89193-8510

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 876-7237

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $1 par value	New York Stock Exchange, Inc.

Pacific Stock Exchange, Inc.

9.125% Trust Originated Preferred Securities	New York Stock Exchange, Inc.

Pacific Stock Exchange, Inc.

Stock Purchase Rights	New York Stock Exchange, Inc.

Pacific Stock Exchange, Inc.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by nonaffiliates of the registrant:
$668,250,178 as of March 13, 2001

The number of shares outstanding of common stock:
Common Stock, $1 Par Value, 31,882,165 shares as of March 13, 2001

DOCUMENTS INCORPORATED BY REFERENCE

Description	Part Into Which Incorporated
Annual Report to Shareholders for the Year Ended December 31, 2000	Parts I, II, and IV

Proxy Statement dated March 31, 2001	Part III

PART I
Item 1. BUSINESS
NATURAL GAS OPERATIONS
General Description
Rates and Regulation
Recent Regulatory and Legislative Developments
Demand for Natural Gas
Natural Gas Supply
Competition
Environmental Matters
Employees
CONSTRUCTION SERVICES
COMPANY RISK FACTORS
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Item 6. SELECTED FINANCIAL DATA
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
LIST OF EXHIBITS
SIGNATURES
EXHIBIT 12.01
EXHIBIT 13.01
EXHIBIT 21.01
EXHIBIT 23.01

PART I

PART I

Item 1.	BUSINESS

      The registrant, Southwest Gas Corporation (the Company), is incorporated, effective March 1931, under the laws of the State of California. The executive offices of the Company are located at 5241 Spring Mountain Road, Las Vegas, Nevada.

      The Company is comprised of two segments: natural gas operations (Southwest or the natural gas operations segment) and construction services. Southwest is engaged in the business of purchasing, transporting and distributing natural gas to residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. Southwest is the largest distributor in Arizona, selling and transporting natural gas in most of southern, central and northwestern Arizona, including the Phoenix and Tucson metropolitan areas. Southwest is also the largest distributor and transporter of natural gas in Nevada, and serves the Las Vegas metropolitan area and northern Nevada. In addition, Southwest distributes and transports natural gas in portions of California, including the Lake Tahoe area in northern California and the high desert and mountain areas in San Bernardino County.

      Northern Pipeline Construction Co. (Northern or the construction services segment), a wholly owned subsidiary, is a full-service underground piping contractor which provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.

      Financial information with respect to industry segments is included in Note 11 of the Notes to Consolidated Financial Statements which is included in the 2000 Annual Report to Shareholders and is incorporated herein by reference.

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

      Southwest purchases, transports, and distributes natural gas to 1,337,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. There were 63,000 customers added to the system during 2000.

      The table below lists the percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

	Residential and	Other
For the Year Ended	Small Commercial	Sales Customers	Transportation

December 31, 2000	84%	3%	13%

December 31, 1999	83	4	13

December 31, 1998	84	5	11

      Southwest is not dependent on any one or a few customers to the extent that the loss of any one or several would have a significant adverse impact on earnings.

      Transportation of customer-secured gas to end-users accounted for 57 percent of total system throughput in 2000. Although the volumes were significant, these customers provide a much smaller proportionate share of operating margin. In 2000, customers who utilized this service transported 148 million dekatherms.

      The demand for natural gas is seasonal. Variability in weather from normal temperatures can materially impact results of operations. It is the opinion of management that comparisons of earnings for interim periods do not reliably reflect overall trends and changes in operations. Also, earnings for interim periods can be significantly affected by the timing of general rate relief.

Rates and Regulation

      Rates that Southwest is authorized to charge its distribution system customers are determined by the ACC, PUCN, and CPUC in general rate cases and are derived using rate base, cost of service, and cost of capital experienced in a historical test year, as adjusted in Arizona and Nevada, and projected for a future test year in California. The FERC regulates the northern Nevada transmission and liquefied natural gas (LNG) storage facilities of Paiute Pipeline Company (Paiute), a wholly owned subsidiary, and the rates it charges for transportation of gas directly to certain end-users and to various local distribution companies (LDCs). The LDCs transporting on the Paiute system are: Sierra Pacific Power Company (serving Reno and Sparks, Nevada), Avista Utilities (serving South Lake Tahoe, California), and Southwest Gas Corporation (serving Truckee and North Lake Tahoe, California and various locations throughout northern Nevada).

      Rates charged to customers vary according to customer class and rate jurisdiction and are set at levels allowing for the recovery of all prudently incurred costs, including a return on rate base sufficient to pay interest on debt, preferred securities distributions, and a reasonable return on common equity. Rate base consists generally of the original cost of utility plant in service, plus certain other assets such as working capital and inventories, less accumulated depreciation on utility plant in service, net deferred income tax liabilities, and certain other deductions. Rate schedules in all service areas contain purchased gas adjustment (PGA) clauses, which allow Southwest to file for rate adjustments as the cost of purchased gas changes. In Nevada, tariffs provide for annual adjustment dates for changes in purchased gas costs. In addition, Southwest may request to adjust rates more often, if conditions warrant. In Arizona, Southwest adjusts rates monthly for changes in purchased gas costs, within pre-established limits. In California, a monthly gas cost adjuster based on forecasted monthly prices became effective December 2000. PGA rate changes affect cash flows but have no direct impact on profit margin. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. Information with respect to recent general rate cases and PGA filings is included in the Rates and Regulatory Proceedings section of Management’s Discussion and Analysis (MD&A) in the 2000 Annual Report to Shareholders.

      The table below lists the docketed general rate filings last initiated and/or completed within each ratemaking area:

Month
Final Rates
Ratemaking Area	Type of Filing	Month Filed	Effective

Arizona	General rate case	May 2000	Pending

California:

Northern	Operational attrition	November 1997	January 1998

Southern	General rate case	January 1994	January 1995

Nevada:

Northern and Southern	General rate case	December 1995	July 1996

FERC:

Paiute	General rate case	July 1996	January 1997

Recent Regulatory and Legislative Developments

      Both the CPUC and the PUCN have started to develop new rules for further restructuring of the natural gas distribution industry to allow more competition. Recently, the development of new rules has slowed. Similar initiatives may also begin in Arizona. The following is a summary of significant activity to date.

Nevada

      During 1998, the PUCN issued two natural gas-related restructuring orders. The orders identified several distinct components of natural gas service and established the procedures to make a determination that a component of service is potentially competitive. In 1999, the PUCN continued the restructuring effort by adopting regulations for licensing requirements and fees for alternate sellers. Large commercial and industrial customers who currently have competitive gas supply purchase options can continue to be served by nonutility gas suppliers if the suppliers obtain a license from the PUCN. To date, three such applications have been approved. Except for large customer gas suppliers mentioned above, no party is providing competitive natural gas services or has requested that any utility services currently provided by Southwest be declared potentially competitive. Further issues such as unbundling of rates, licensing of alternative sellers, and recovery of stranded costs have not yet been decided by the PUCN.

      In October 2000, an Energy Policy Committee was formed by the Governor to recommend a long-term energy plan for Nevada. The 17-member committee, which included state government officials, utility company executives and other community and industry representatives, submitted their recommendations in January 2001. They submitted a series of policy proposals regarding conservation and alternative energy sources, but made it clear that given the current instability of the electric energy market, they did not support full deregulation in the immediate future. During the 2001 session of the Nevada State Legislature, several bills were introduced which would modify or repeal utility deregulation legislation previously passed. These proposals add further uncertainty to the likelihood of utility deregulation.

California

      In November 2000, the CPUC issued a proposed decision in its investigation to further reform the California natural gas industry. The proposed decision would adopt an interim settlement that takes incremental steps to address customer concerns and promote gas commodity, transmission, storage and balancing services for customers of regulated natural gas utilities. The vote on this proposed decision remains deferred before the CPUC pending resolution of the current energy market issues facing the state. Under legislation adopted in 1999, the incumbent utility remains the provider of last resort and the provider of safety-related services under any restructuring that may be adopted.

Demand for Natural Gas

      Deliveries of natural gas by Southwest are made under a priority system established by state regulatory commissions. The priority system is intended to ensure that the gas requirements of higher-priority customers, primarily residential customers and other customers who use 500 therms of gas per day or less, are fully satisfied on a daily basis before lower-priority customers, primarily electric utility and large industrial customers able to use alternative fuels, are provided any quantity of gas or capacity.

      Demand for natural gas is greatly affected by temperature. On cold days, use of gas by residential and commercial customers may be as much as eight times greater than on warm days because of increased use of gas for space heating. To fully satisfy this increased high-priority demand, gas is withdrawn from storage, or peaking supplies are purchased from suppliers. If necessary, service to interruptible lower-priority customers may be curtailed to provide the needed delivery system capacity. No curtailment occurred during the latest peak heating season. Southwest maintains no backlog on its orders for gas service.

Natural Gas Supply

      Southwest is responsible for acquiring (purchasing) and arranging delivery of (transporting) natural gas to its system for all sales customers. Southwest believes that natural gas supplies and pipeline capacity for transportation will continue to be sufficient to meet market demands in its service territories.

      The primary objective of Southwest with respect to gas supply is to ensure that adequate, as well as economical, supplies of natural gas are available from reliable sources. Gas is acquired from a wide variety of sources and a mix of purchase provisions, including spot market purchases and firm supplies with a variety of terms. During 2000, Southwest acquired gas supplies from approximately 60 suppliers. This practice mitigates the risk of nonperformance by any one supplier.

      Balancing reliable supply assurances with the associated costs results in a continually changing mix of purchase provisions within the supply portfolios. To address the unique requirements of its various market areas, Southwest assembles and administers separate natural gas supply portfolios for each of its jurisdictional areas. Firm and spot market natural gas purchases are made in a competitive bid environment. California purchases are subject to both fixed-price and index-based pricing arrangements. For the Nevada and Arizona portfolios, the majority of purchases involve index-based firm pricing arrangements. However, a portion of the firm supplies is contracted on a fixed-price basis. This process allows Southwest to acquire gas at current market prices with mitigation of price volatility. In managing its gas supply portfolio, Southwest does not currently utilize stand-alone derivative financial instruments, but may do so in the future to hedge against possible price increases. Any such change would be undertaken only with regulatory commission authorization.

      From the second through the fourth quarter of 2000, Southwest experienced unprecedented increases in natural gas prices. High natural gas prices are also expected for 2001. The recent increase is due to many factors and is a nationwide phenomenon affecting utilities and consumers throughout the United States. These increases escalated in December 2000 when the system-wide average cost of gas for Southwest exceeded $6.00 per dekatherm. Just one year prior, the same average was approximately $2.00 per dekatherm.

      There are several factors affecting natural gas prices. Natural gas storage levels going into the winter heating season were low as gas normally earmarked for storage was used to meet customer needs. Prices for crude oil, which is a competitive energy source, reached 16-year highs. The demand for electricity resulting from growth in the national economy increased the demand for natural gas, as most new electric generating plants under construction or recently completed are fueled with natural gas. Consequently, electric utilities, natural gas utilities, and industrial and commercial users are competing for the same supplies of natural gas. The changing structure of the electric utility industry is causing both the price of the power sold and the price of the fuel to operate the natural gas generating plants to be extremely volatile. A depressed market price for natural gas in the mid-1990s caused exploration and drilling to decline. This trend has recently reversed due to increased market prices. The new supplies, however, will take 6 to 18 months to reach the market.

      Gas supplies for the southern system of Southwest (Arizona, southern Nevada, and southern California properties) are primarily obtained from producing regions in Colorado and New Mexico (San Juan basin), Texas (Permian basin), and Rocky Mountain areas. For its northern system (northern Nevada and northern California properties), Southwest primarily obtains gas from Rocky Mountain producing areas and from Canada. Primarily as a result of established procurement programs, price increases did not affect the Company’s ability to obtain gas supplies during the recent winter heating season. Increased drilling activity is expected to positively impact future gas supplies.

      Southwest arranges for transportation of gas to its Arizona, Nevada, and California service territories through the pipeline systems of El Paso Natural Gas Company (El Paso), Kern River Gas Transmission Company (Kern River), Transwestern Pipeline Company, Northwest Pipeline Corporation, Paiute, and Southern California Gas Company. Supply and pipeline capacity availability on both short- and long-term bases are continually monitored by Southwest to ensure the continued reliability of service to its customers. Southwest currently receives firm transportation service, both on a short- and long-term basis, for all of its service territories on the pipeline systems noted above, and has interruptible contracts in place that allow additional capacity to be acquired as needed.

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

Competition

      Electric utilities are Southwest’s principal competitors for the residential and small commercial markets throughout its service areas. Competition for space heating, general household, and small commercial energy needs generally occurs at the initial installation phase when the customer/builder typically makes the decision as to which type of equipment to install and operate. The customer will generally continue to use the chosen energy source for the life of the equipment. As a result of its success in these markets, Southwest has experienced consistent growth among the residential and small commercial customer classes.

      Unlike residential and small commercial customers, certain large commercial, industrial, and electric generation customers have the capability to switch to alternative energy sources. To date, Southwest has been successful in retaining most of these customers by setting rates at levels competitive with alternative energy sources such as electricity, fuel oils, and coal. However, increases in natural gas prices, if sustained for an extended period of time, may impact Southwest's ability to retain some of these customers. Overall, management does not anticipate any material adverse impact on operating margin from fuel switching.

      Southwest continues to compete with interstate transmission pipeline companies, such as El Paso, Kern River, and Tuscarora Gas Transmission Company, to provide service to certain large end-users. End-use customers located in close proximity to these interstate pipelines pose a potential bypass threat and, therefore, require Southwest to closely monitor each customer situation and provide competitive service in order to retain the customer. Southwest has remained competitive through the use of negotiated transportation contract rates, special long-term contracts with electric generation and cogeneration customers, and new tariff programs. These competitive response initiatives have helped mitigate the financial impact from the threat of bypass and the potential loss of margin currently earned from large customers.

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

Employees

      At December 31, 2000, the natural gas operations segment had 2,491 regular full-time equivalent employees. Southwest believes it has a good relationship with its employees. In May 1999, non-exempt employees in the Central Arizona Division voted to have the International Brotherhood of Electrical Workers (IBEW) represent them in employee-related matters with Southwest. In July 2000, Southwest, the National Labor Relations Board (NLRB) and the IBEW entered into an NLRB Settlement Agreement whereby Southwest recognized the IBEW as the bargaining agent for these employees. As part of the settlement, the IBEW dropped all of its legal actions against Southwest and Southwest withdrew its complaint at the D.C. Circuit Court of Appeals challenging the legality of the union vote. No other natural gas operations segment employees are represented by a union. At December 31, 2000, there was not a contract in place with the IBEW related to the 508 non-exempt Central Arizona Division employees.

CONSTRUCTION SERVICES

      Northern Pipeline Construction Co. (Northern or the construction services segment) is a full-service underground piping contractor, which provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems. Northern contracts primarily with LDCs to install, repair, and maintain energy distribution systems from the town border station to the end-user. The primary focus of business operations is main and service replacement as well as new business installations. Construction work varies from relatively small projects to the piping of entire communities. Construction activity is seasonal. Peak construction periods are the summer and fall months in colder climate areas, such as the midwest. In the warmer climate areas, such as the southwestern United States, construction continues year round.

      Northern business activities are often concentrated in utility service territories where existing energy lines are scheduled for replacement. An LDC will typically contract with Northern to provide pipe replacement services and new line installations. Contract terms generally specify unit-price or fixed-price arrangements. Unit-price contracts establish prices for all of the various services to be performed during the contract period. These contracts often have annual pricing reviews. During 2000, approximately 96 percent of revenue was earned under unit-price contracts. As of December 31, 2000 no significant backlog existed with respect to outstanding construction contracts.

      Competition within the industry has traditionally been limited to several regional competitors in what has been a largely fragmented industry. Recently, several national competitors have emerged through consolidation within the industry. Northern currently operates in approximately 16 major markets nationwide. Its customers are the primary LDCs in those markets. During 2000, Northern served 44 major customers, with Southwest accounting for approximately 34 percent of their revenues. No other customer had a relatively significant contribution to Northern’s revenues.

      Employment fluctuates between seasonal construction periods, which are normally heaviest in the summer and fall months. At December 31, 2000, Northern had 1,739 regular full-time-equivalent employees. Employment peaked in November 2000 when there were 2,025 employees. The majority of the employees are represented by unions and are covered by collective bargaining agreements, which is typical of the utility construction industry.

      Operations are conducted from 17 field locations with corporate headquarters located in Phoenix, Arizona. All buildings are leased from third parties. The lease terms are typically five years or less. Field location facilities consist of a small building for repairs and land to store equipment.

COMPANY RISK FACTORS

      Described below are some of the identified risk factors of the Company that may have a negative impact on our future financial performance. Unless indicated otherwise, references below to “we”, “us” and “our” should be read to refer to Southwest Gas Corporation and its subsidiaries.

OUR LIQUIDITY, AND IN CERTAIN CIRCUMSTANCES, EARNINGS, COULD BE ADVERSELY AFFECTED BY THE COST OF PURCHASING NATURAL GAS DURING PERIODS IN WHICH NATURAL GAS PRICES ARE RISING SIGNIFICANTLY.

      Rate schedules in each of our service territories contain purchased gas adjustment clauses which permit us to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. Natural gas prices have recently risen sharply. We have used short-term borrowings to temporarily finance this increase in costs, and we expect to continue to do so during 2001.

      We have recently filed, and expect to file in the future, requests for rate increases to cover the increases in the costs of purchased gas we have experienced. Due to the nature of the regulatory process, there is a risk of a disallowance of full recovery of these costs during any period in which there has been a substantial run-up of these costs. Any material disallowance of purchased gas costs could have a material impact on cash flow and earnings.

SIGNIFICANT CUSTOMER GROWTH IN ARIZONA AND NEVADA COULD STRAIN OUR CAPITAL RESOURCES AND IMPACT EARNINGS.

      We continue to experience significant population and customer growth throughout our service territories. During 2000 we added 63,000 customers, a five percent growth rate. It was the seventh consecutive year in which customer growth was at least five percent. This growth has required large amounts of capital to finance the investment in new transmission and distribution plant. In 2000, our natural gas construction expenditures totaled $205 million. Approximately 74 percent of these current-period expenditures represented new construction, and the balance represented costs associated with routine replacement of existing transmission, distribution and general plant.

      Cash flows from operating activities (net of dividends) have been inadequate, and are expected to continue to be inadequate, to fund all necessary capital expenditures. We have been funding this shortfall through the issuance of additional debt and equity securities, and will continue to do so. Our ability to issue additional securities is dependent upon, among other things, conditions in the capital markets, regulatory authorizations and our level of earnings.

      Our ability to earn the imputed rates of return authorized by the Arizona Corporation Commission and the Public Utilities Commission of Nevada is also adversely affected by significant customer growth, because the rates we charge our distribution customers in Arizona and Nevada are derived using rate base, cost of service and cost of capital experienced in an historical test year, as adjusted. This results in “regulatory lag” which delays our recovery of some of the costs of capital improvements and operating costs from customers in Arizona and Nevada.

OUR EARNINGS ARE GREATLY AFFECTED BY VARIATIONS IN TEMPERATURE DURING THE WINTER HEATING SEASON.

      The demand for natural gas is seasonal and is greatly affected by temperature. Variability in weather from normal temperatures can materially impact results of operations. On cold days, use of gas by residential and commercial customers may be as much as eight times greater than on warm days because of the increased use of gas for space heating. Weather has been and will continue to be one of the dominant factors in our financial performance.

SIGNIFICANT CLAIMS HAVE BEEN ASSERTED AGAINST US IN CONNECTION WITH THE FAILED ACQUISITION OF US BY ONEOK, INC. AND THE REJECTION OF AN UNSOLICITED OFFER BY SOUTHERN UNION COMPANY.

      After we rejected the unsolicited offer by Southern Union Company to acquire us, Southern Union filed a complaint that, as amended, alleges that we, certain of our senior officers and others acted in violation of state and federal criminal laws, including federal and Arizona racketeering statutes, in connection with our acceptance of the ONEOK offer and the rejection of the Southern Union offer. On December 15, 2000, the Arizona District Court granted our motion to dismiss federal racketeering claims against us. Southern Union has also alleged that the defendants (other than us and our Chairman of the Board) fraudulently induced Southern Union to enter into a confidentiality and standstill agreement, intentionally interfered with a business relationship between us and Southern Union, and tortiously interfered with contractual relations between us and Southern Union. Southern Union is seeking damages in an amount not less than $750 million, subject to being trebled for alleged violations of criminal laws, plus interest, and punitive damages. There is also an ongoing joint federal, state and county criminal investigation in Phoenix concerning activities surrounding the failed acquisition by ONEOK. We are cooperating fully with this investigation.

      Arthur Klein has filed a purported class action complaint on behalf of himself and our shareholders, other than defendants and their affiliates and families. The complaint, as amended, alleges that our directors breached their duties of loyalty, due care, candor and good faith and fair dealing in connection with the approval of the ONEOK offers and the rejection of the Southern Union offer, and that there were misrepresentations and omissions in our proxy statement relating to our proposed acquisition by ONEOK and the rejection of the Southern Union offer. The amount of damages being sought is unspecified.

      You may find additional information about these claims as well as claims we have filed against ONEOK and Southern Union under Item 3. Legal Proceedings.

UNCERTAIN ECONOMIC CONDITIONS MAY AFFECT OUR ABILITY TO FINANCE CAPITAL EXPENDITURES.

      Our ability to finance capital expenditures and other matters will depend upon general economic conditions in the capital markets. The direction of interest rates is currently uncertain. Declining interest rates are generally believed to be favorable to utilities while rising interest rates are believed to be unfavorable because of the high capital costs of utilities. In addition, our authorized rate of return is based upon certain assumptions regarding interest rates. If interest rates are lower than assumed rates, our authorized rate of return could be reduced. If interest rates are higher than assumed rates, our ability to earn our authorized rate of return may be adversely impacted.

OUR ABILITY TO PAY DIVIDENDS, ALTHOUGH RESTRICTED BY CALIFORNIA CORPORATION LAW, IS LIKELY TO BE DEPENDENT UPON FUTURE EARNINGS.

      We do not anticipate that restrictions imposed by California Corporation Law will impact our ability to pay dividends in the foreseeable future. During 1996 and 1997, the amount paid out in dividends exceeded earnings by an aggregate of $21 million. It is likely that the amount of dividends declared by our Board of Directors will depend to a substantial degree on the level of our future earnings.

Item 2.	PROPERTIES

      The plant investment of Southwest consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators which comprise the pipeline systems and facilities located in and around the communities served. Southwest also includes other properties such as land, buildings, furnishings, work equipment, vehicles and software systems in plant investment. The northern Nevada and northern California properties of Southwest are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Several properties are leased by Southwest, including an LNG storage plant on its northern Nevada system, a portion of the corporate headquarters office complex located in Las Vegas, Nevada, and the administrative offices in Phoenix, Arizona. Total gas plant, exclusive of leased property, at December 31, 2000 was $2.4 billion, including construction work in progress. It is the opinion of management that the properties of Southwest are suitable and adequate for its purposes.

      Substantially all gas main and service lines are constructed across property owned by others under right-of-way grants obtained from the record owners thereof, on the streets and grounds of municipalities under authority conferred by franchises or otherwise, or on public highways or public lands under authority of various federal and state statutes. None of the numerous county and municipal franchises are exclusive, and some are of limited duration. These franchises are renewed regularly as they expire, and Southwest anticipates no serious difficulties in obtaining future renewals.

      With respect to the right-of-way grants, Southwest has had continuous and uninterrupted possession and use of all such rights-of-way, and the associated gas mains and service lines, commencing with the initial stages of the construction of such facilities. Permits have been obtained from public authorities in certain instances to cross or to lay facilities along roads and highways. These permits typically are revocable at the election of the grantor and Southwest occasionally must relocate its facilities when requested to do so by the grantor. Permits have also been obtained from railroad companies to cross over or under railroad lands or rights-of-way, which in some instances require annual or other periodic payments and are revocable at the grantors’ elections.

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

      The information appearing in Part I, Item 1, page 6 with respect to the construction services segment is incorporated herein by reference.

[MAP]

      [DESCRIPTION: Map of Arizona, Nevada, and California indicating the location of Southwest service areas. Service areas in Arizona include most of the central and southern areas of the state including Phoenix, Tucson, Yuma, and surrounding communities. Service areas in northern Nevada include Carson City, Yerington, Fallon, Lovelock, Winnemucca, and Elko. Service areas in southern Nevada include the Las Vegas valley (including Henderson and Boulder City) and Laughlin. Service areas in southern California include Barstow, Big Bear, Needles, and Victorville. Service areas in northern California include the north shore of Lake Tahoe and portions of Truckee. Companies providing gas transportation services for Southwest are indicated by showing the location of their pipelines. Major transporters include El Paso Natural Gas Company, Kern River Gas Transmission Company, Transwestern Pipeline Company, Northwest Pipeline Corporation, and Southern California Gas Company. The location of the Paiute Pipeline Company transmission pipeline (extending from the Idaho/Nevada border to the Reno/Tahoe area) and Southwest’s pipeline (extending from Laughlin/Bullhead City to the Las Vegas valley) are indicated. The LNG facility is located near Lovelock, Nevada.]

Item 3.	LEGAL PROCEEDINGS

      Litigation is pending in California and Arizona relating to the now terminated acquisition of the Company by ONEOK, Inc. (ONEOK) and the Company’s rejection of the unsolicited offers by Southern Union Company (Southern Union), which is described below.

California Litigation

      On December 16, 1998, Arthur Klein filed a purported class action complaint on behalf of himself and shareholders of the Company (excluding defendants and their affiliates and families) in the Superior Court of the State of California in San Diego County (Case No. 726615) against the Company and its directors. The complaint has been amended three times. As amended, the complaint alleges breach of the duties of loyalty, due care, candor and good faith and fair dealing and sets forth claims relating to the Company’s proxy statement for its annual meeting of shareholders in 1999, including allegations of misrepresentations or omissions relating to the proposed acquisition of the Company by ONEOK and the rejection of the Southern Union offers. The complaint, as amended, further seeks to implement an auction of the Company or similar process, unspecified damages, and a declaration that the action is properly maintainable as a class action on behalf of all shareholders.

      The case has been removed from the California Superior Court in San Diego to the U.S. District Court for the Southern District of California (Case No. 99 cv 1891-L (JAH)). On October 6, 1999, GAMCO Investors, Inc. and Gabelli Funds LLC filed a notice of appearance in this matter.

Arizona Federal Court Litigation

      On July 19, 1999, Southern Union filed a complaint in the United States District Court of Arizona (Civ ’99 1294 PHX ROS), which was amended on October 11, 1999 and July 25, 2000. As amended, the complaint alleges that the Company, Michael O. Maffie, President and Chief Executive Officer of the Company, Thomas Y. Hartley, Chairman of the Board of the Company, and Edward S. Zub, Senior Vice President Regulation and Pricing of the Company, ONEOK, and other named individuals have conspired to block the Company’s shareholders from voting upon Southern Union’s offer and have acted to ensure that the Company’s Board of Directors would approve and recommend the ONEOK offer to the Company’s shareholders and to influence the vote of members of regulatory commissions required to approve the proposed acquisition of the Company by ONEOK in violation of state and federal criminal laws. The complaint, as amended, further alleges that the defendants fraudulently induced Southern Union to enter into the February 21, 1999 confidentiality and standstill agreement, Southwest breached the terms of that agreement and its covenant of good faith and fair dealing, and all defendants, other than Southwest, Mr. Hartley and Mr. Zub, intentionally interfered with a business relationship between the Company and Southern Union and tortiously interfered with contractual relations between the Company and Southern Union. The complaint, as amended, further alleges, that the defendants violated both the federal and Arizona racketeering statutes. On December 15, 2000, the United States District Court for the District of Arizona granted the Company’s motion to dismiss Southern Union’s federal racketeering claim.

      Southern Union seeks damages in an amount not less than $750 million to be trebled for the alleged violations of state and federal criminal law, compensatory damages in an amount not less than $750 million, plus interest, rescission of the confidentiality and standstill agreement between the Company and Southern Union and punitive damages.

      On January 21, 2000, ONEOK filed a complaint against the Company in the United States District Court for the Northern District of Oklahoma seeking a declaratory judgment that ONEOK properly terminated the merger agreement. On September 18, 2000, this action was transferred to the United States District Court for the District of Arizona.

      On April 30, 1999, the Company filed a complaint in the U.S. District Court, District of Nevada against Southern Union alleging breach of the confidentiality and standstill agreement between the Company and Southern Union, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets, intentional interference with contract, intentional interference with prospective economic advantage, violation of Section 14(a) of the Securities Exchange Act of 1934 and other violations of California and Nevada law. This action was transferred to the U.S. District Court for the District of Arizona on March 8, 2000.

      On January 24, 2000, the Company filed a complaint against ONEOK and Southern Union in the U.S. District Court for the District of Arizona (Case No. CIV’00, 0119 PHX ROS). The lawsuit seeks unspecified damages from ONEOK for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud in the inducement, and fraud related to its actions connected to the Merger Agreement and its cancellation of the Merger Agreement.

      The Company has also sued Southern Union seeking unspecified damages for breach of contract, breach of the implied covenant of good faith and fair dealing, interference with a contract and misappropriation of trade secrets, all related to Southern Union’s attempts to block the proposed Southwest Gas-ONEOK combination after Southern Union’s unsolicited offers were rejected by the Company.

      There is also an ongoing joint federal, state and county criminal investigation in Phoenix, Arizona concerning activities surrounding the failed acquisition of the Company by ONEOK. The Company is cooperating fully with this investigation.

Other Proceedings

      The Company has been named as defendant in various other legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that none of this litigation will have a material adverse impact on the Company’s financial position or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The principal markets on which the common stock of the Company is traded are the New York Stock Exchange and the Pacific Stock Exchange. At March 13, 2001, there were 24,060 holders of record of common stock, and the market price of the common stock was $20.96. The quarterly market price of and dividends on Company common stock required by this item are included in the 2000 Annual Report to Shareholders and are incorporated herein by reference.

Item 6.	SELECTED FINANCIAL DATA

      Information required by this item is included in the 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information required by this item is included in the 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information responding to Item 7A appears in the 2000 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis” and under Notes 6 and 7 of the Notes to Consolidated Financial Statements. This information is incorporated herein by reference. Other risk information is included under the heading “Company Risk Factors” in Item 1. Business of this report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of Southwest Gas Corporation and Notes thereto, together with the report of Arthur Andersen LLP, Independent Public Accountants, are included in the 2000 Annual Report to Shareholders and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (a) Identification of Directors. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive Proxy Statement dated March 31, 2001, which by this reference is incorporated herein.

      (b) Identification of Executive Officers. The name, age, position and period position held during the last five years for each of the Executive Officers of the Company are as follows:

			Period Position
Name	Age	Position	Held

Michael O. Maffie	53	President and Chief Executive Officer	1996-Present

George C. Biehl	53	Executive Vice President/Chief Financial Officer and Corporate Secretary Senior Vice President/Chief Financial Officer and Corporate Secretary Senior Vice President and Chief Financial Officer	2000-Present 1996-2000 1996

James P. Kane	54	Executive Vice President/Operations Senior Vice President/Operations Vice President/Southern Arizona Division	2000-Present 1997-2000 1996-1997

Edward S. Zub	52	Executive Vice President/Consumer Resources and Energy Services Senior Vice President/Regulation and Product Pricing Vice President/Rates & Regulation	2000-Present 1996-2000 1996

James F. Lowman	54	Senior Vice President/Central Arizona Division	1996-Present

Jeffrey W. Shaw	42	Senior Vice President/Finance and Treasurer Vice President/Treasurer	2000-Present 1996-2000

Thomas R. Sheets	50	Senior Vice President/Legal Affairs and General Counsel Vice President/General Counsel Vice President/Assistant General Counsel Assistant General Counsel	2000-Present 1996-2000 1996 1996

Dudley J. Sondeno	48	Senior Vice President/Chief Knowledge and Technology Officer	1996-Present

Edward A. Janov	46	Vice President/Controller and Chief Accounting Officer Controller/Chief Accounting Officer	1996-2000 1996

      (c) Identification of Certain Significant Employees. None.

      (d) Family Relationships. No Directors or Executive Officers are related to any other either by blood, marriage, or adoption.

      (e) Business Experience. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive Proxy Statement dated March 31, 2001, which by this reference is incorporated herein. All Executive Officers have held responsible positions with the Company for at least five years as described in (b) above.

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

      The Company has adopted procedures to assist its directors and executive officers in complying with
Section 16(a) of the Securities and Exchange Act of 1934, as amended, which includes assisting in the preparation of forms for filing. For 2000, all but two of the reports were timely filed. An acquisition of 1,000 shares of Company common stock in March 2000 by Thomas Hartley, Chairman of the Board of Directors, was not reported but was instead reported in Mr. Hartley’s Form 5 for 2000. Also, an amended Form 4 was filed in January 2001 by James Lowman, an executive officer of the Company, showing an additional 31 shares of Company common stock (performance shares) acquired through the Management Incentive Plan.

Item 11.	EXECUTIVE COMPENSATION

      Information with respect to executive compensation is set forth under the heading “Executive Compensation and Benefits” in the definitive Proxy Statement dated March 31, 2001, which by this reference is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners is set forth under the heading “Securities Ownership by Nominees, Executive Officers, and Beneficial Owners” in the definitive Proxy Statement dated March 31, 2001, which by this reference is incorporated herein.

      (b) Security Ownership of Management. Information with respect to security ownership of management is set forth under the heading “Securities Ownership by Nominees, Executive Officers, and Beneficial Owners” in the definitive Proxy Statement dated March 31, 2001, which by this reference is incorporated herein.

      (c) Changes in Control. None.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this report on Form 10-K:

(1)	The Consolidated Financial Statements of the Company (including the Report of Independent Public Accountants) required to be reported herein are incorporated by reference to the information reported in the 2000 Annual Report to Shareholders under the following captions:

(2)	All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(3)	See LIST OF EXHIBITS.

      (b) Reports on Form 8-K.

The Company filed a Form 8-K, dated December 15, 2000 reporting that claims against Southwest Gas Corporation and ONEOK, Inc., asserted by Southern Union Company under the Federal Racketeer Influenced and Corrupt Organizations Act (RICO) were dismissed.

The Company filed a Form 8-K, dated February 13, 2001 with exhibits to Registration Statement No. 333-52224, including the Underwriting Agreement, Pricing Agreement, Third Supplemental Indenture, Form of 8.375% Note due 2011, and Opinion of O’Melveny & Myers LLP.

The Company filed a Form 8-K, dated February 26, 2001 reporting summary financial information for the quarter and year ended December 31, 2000.

      (c) See LIST OF EXHIBITS.

LIST OF EXHIBITS

Exhibit
Number	Description of Document

3(i)(16)	Restated Articles of Incorporation, as amended.

3(ii)(20)	Amended Bylaws of Southwest Gas Corporation.

4.01(1)	Indenture between the Company and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Trustee, dated August 1, 1986.

4.02(6)	Sixth Supplemental Indenture of the Company to Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Trustee, dated as of June 16, 1992, supplementing and amending the Indenture dated as of August 1, 1986, with respect to 9 3/4% Debentures, Series F, due 2002.

4.03(7)	Indenture between Clark County, Nevada, and Bank of America Nevada as Trustee, dated September 1, 1992, with respect to the issuance of $130,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation), $30,000,000 1992 Series A, due 2027, and $100,000,000 1992 Series B, due 2032.

4.04(8)	Indenture between Clark County, Nevada, and Harris Trust and Savings Bank as Trustee, dated December 1, 1993, with respect to the issuance of $75,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation), 1993 Series A, due 2033.

4.05(8)	Indenture between City of Big Bear Lake, California, and Harris Trust and Savings Bank as Trustee, dated December 1, 1993, with respect to the issuance of $50,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation Project), 1993 Series A, due 2028.

4.06(12)	Indenture between the Company and Harris Trust and Savings Bank dated July 15, 1996, with respect to Debt Securities.

4.07(13)	First Supplemental Indenture of the Company to Harris Trust and Savings Bank dated August 1, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to 7 1/2% and 8% Debentures, due 2006 and 2026, respectively.

4.08(15)	Second Supplemental Indenture of the Company to Harris Trust and Savings Bank dated December 30, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to Medium-Term Notes.

4.09(3)	Certificate of Trust of Southwest Gas Capital I.

4.10(10)	Amended and Restated Declaration of Trust of Southwest Gas Capital I.

4.11(10)	Form of Preferred Security (attached as Annex I to Exhibit A to the Amended and Restated Declaration of Trust of Southwest Gas Capital I included as Exhibit 4.10 hereto).

4.12(4)	Form of Guarantee with respect to Preferred Securities.

4.13(9)	Southwest Gas Capital I Preferred Securities Guarantee by the Company and Harris Trust and Savings Bank, dated as of October 31, 1995.

4.14(9)	Form of Subordinated Debt Security (included in the First Supplemental Indenture included as Exhibit 4.16 hereto).

Exhibit
Number	Description of Document

4.15(9)	Subordinated Debt Securities Indenture between the Company and Harris Trust and Savings Bank, dated as of October 31, 1995.

4.16(9)	First Supplemental Indenture between the Company and Harris Trust and Savings Bank, dated as of October 31, 1995, supplementing and amending the Indenture dated as of October 31, 1995, with respect to the 9.125% Subordinated Debt Securities.

4.17(2)	Form of Deposit Agreement.

4.18(2)	Form of Depositary Receipt (attached as Exhibit A to Deposit Agreement included as Exhibit 4.17 hereto).

4.19(20)	Amended and Restated Rights Agreement between the Company and Harris Trust Company, as Rights Agent, dated as of February 9, 1999.

4.20(22)	Indenture between Clark County, Nevada, and Harris Trust and Savings Bank as Trustee, dated as of October 1, 1999, with respect to the issuance of $35,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation), Series 1999A and Taxable Series 1999B or convertibles of Series B (Series C), due 2038.

4.21	The Company hereby agrees to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Southwest Gas Corporation or its subsidiaries.

4.22(21)	Third Supplemental Indenture between the Company and the Bank of New York, dated as of February 13, 2001, supplementing and amending the Indenture dated as of December 30, 1996, with respect to the 8.375% Notes due 2011.

10.01(5)	Participation Agreement among the Company and General Electric Credit Corporation, Prudential Insurance Company of America, Aetna Life Insurance Company, Merrill Lynch Interfunding, Bank of America through purchase of Valley Bank of Nevada, Bankers Trust Company and First Interstate Bank of Nevada, dated as of July 1, 1982.

10.02(14)	Amended and Restated Lease Agreement between the Company and Spring Mountain Road Associates, dated as of July 1, 1996.

10.03(8)	Financing Agreement between the Company and Clark County, Nevada, dated September 1, 1992.

10.04(8)	Financing Agreement between the Company and Clark County, Nevada, dated as of December 1, 1993.

10.05(8)	Project Agreement between the Company and City of Big Bear Lake, California, dated as of December 1, 1993.

10.06(18)	Southwest Gas Corporation Management Incentive Plan, amended and restated January 1, 1995.

10.07(19)	Amended Form of Employment Agreement with Company Officers.

10.08(19)	Amended Form of Change in Control Agreement with Company Officers.

10.09(11)	Southwest Gas Corporation 1996 Stock Incentive Plan.

10.10(17)	$350 million Revolving Credit Agreement among the Company, Union Bank of Switzerland, et al., dated as of June 12, 1997.

Exhibit
Number	Description of Document

10.11(22)	Southwest Gas Corporation Supplemental Retirement Plan, amended and restated as of March 1, 1999.

10.12(22)	Southwest Gas Corporation Executive Deferral Plan, amended and restated as of March 1, 1999.

10.13(22)	Southwest Gas Corporation Directors Deferral Plan, amended and restated as of March 1, 1999.

10.14(22)	Southwest Gas Corporation Board of Directors Retirement Plan, amended and restated as of March 1, 1999.

10.15(22)	Financing Agreement between the Company and Clark County, Nevada, dated as of October 1, 1999.

12.01	Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.

13.01	Portions of 2000 Annual Report incorporated by reference to the Form 10-K.

21.01	List of Subsidiaries of Southwest Gas Corporation.

23.01	Consent of Arthur Andersen LLP, Independent Public Accountants.

(1)	Incorporated herein by reference to the Registration Statement on Form S-3, No. 33-7931.

(2)	Incorporated herein by reference to the Registration Statement on Form S-3, No. 33-55621.

(3)	Incorporated herein by reference to the Registration Statement on Form S-3, No. 33-62143.

(4)	Incorporated herein by reference to Amendment No. 1 to Registration Statement on Form S-3, No. 33-62143.

(5)	Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1982.

(6)	Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 1992.

(7)	Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 1992.

(8)	Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1993.

(9)	Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 1995.

(10)	Incorporated herein by reference to the report on Form 8-K dated October 26, 1995.

(11)	Incorporated herein by reference to the Proxy Statement dated May 30, 1996.

(12)	Incorporated herein by reference to the report on Form 8-K dated July 26, 1996.

(13)	Incorporated herein by reference to the report on Form 8-K dated July 31, 1996.

(14)	Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 1996.

(15)	Incorporated herein by reference to the report on Form 8-K dated December 30, 1996.

(16)	Incorporated herein by reference to the report on Form 10-Q for the quarter ended March 31, 1997.

(17)	Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 1997.

(18)	Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1997.

(19)	Incorporated herein by reference to the reports on Form 10-Q for the quarters ended September 30, 1998 and September 30, 2000.

(20)	Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1998.

(21)	Incorporated herein by reference to the report on Form 8-K dated February 13, 2001.

(22)	Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1999.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS CORPORATION

Date: March 23, 2001	By	/s/ MICHAEL O. MAFFIE Michael O. Maffie, President and Chief Executive Officer

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE C. BIEHL (George C. Biehl)	Executive Vice President, Chief Financial Officer and Corporate Secretary	March 23, 2001

/s/ EDWARD A. JANOV (Edward A. Janov)	Vice President, Controller and Chief Accounting Officer	March 23, 2001

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE C. BIEHL (George C. Biehl)	Director, Executive Vice President, Chief Financial Officer and Corporate Secretary	March 23, 2001

/s/ MANUEL J. CORTEZ (Manuel J. Cortez)	Director	March 23, 2001

/s/ MARK M. FELDMAN (Mark M. Feldman)	Director	March 23, 2001

/s/DAVID H. GUNNING (David H. Gunning)	Director	March 23, 2001

/s/ THOMAS Y. HARTLEY (Thomas Y. Hartley)	Chairman of the Board of Directors	March 23, 2001

/s/ MICHAEL B. JAGER (Michael B. Jager)	Director	March 23, 2001

/s/ LEONARD R. JUDD (Leonard R. Judd)	Director	March 23, 2001

/s/ JAMES J. KROPID (James J. Kropid)	Director	March 23, 2001

/s/ MICHAEL O. MAFFIE (Michael O. Maffie)	Director, President and Chief Executive Officer	March 23, 2001

/s/ CAROLYN M. SPARKS (Carolyn M. Sparks)	Director	March 23, 2001

/s/ TERRANCE L. WRIGHT (Terrance L. Wright)	Director	March 23, 2001

EXHIBIT INDEX

Exhibit
Number	Description of Document

12.01	Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.

13.01	Portions of 2000 Annual Report to Shareholders incorporated by reference to Form 10-K.

21.01	List of Subsidiaries of Southwest Gas Corporation.

23.01	Consent of Arthur Andersen LLP, Independent Public Accountants.