Form 10-Q
period 2001-03-31
SOUTHWEST GAS CORP
filed 2001-05-15
CIK 92416

================================================================================




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001


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

     Common Stock, $1 Par Value, 31,934,488 shares as of May 1, 2001.




================================================================================

                                PART I - FINANCIAL INFORMATION
                                ------------------------------
ITEM 1. FINANCIAL STATEMENTS


                           SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars, except par value)

                                                                       MARCH 31,     DECEMBER 31,
                                                                         2001            2000
                                                                     --------------  --------------
                                   ASSETS                             (Unaudited)
Utility plant:
    Gas plant                                                         $  2,413,610    $  2,369,697
    Less: accumulated depreciation                                        (746,030)       (728,466)
    Acquisition adjustments                                                  3,029           3,124
    Construction work in progress                                           43,143          41,727
                                                                     --------------  --------------
        Net utility plant                                                1,713,752       1,686,082
                                                                     --------------  --------------
Other property and investments                                              94,159          91,685
                                                                     --------------  --------------
Current assets:
    Cash and cash equivalents                                               41,344          19,955
    Accounts receivable, net of allowances                                 162,207         135,609
    Accrued utility revenue                                                 32,973          57,873
    Tax receivable, net                                                          -          13,394
    Deferred purchased gas costs                                           158,547          92,064
    Prepaids and other current assets                                       30,506          84,334
                                                                     --------------  --------------
        Total current assets                                               425,577         403,229
                                                                     --------------  --------------
Deferred charges and other assets                                           49,216          51,341
                                                                     --------------  --------------
Total assets                                                          $  2,282,704    $  2,232,337
                                                                     ==============  ==============

                       CAPITALIZATION AND LIABILITIES
Capitalization:
    Common stock, $1 par (authorized - 45,000,000 shares; issued
        and outstanding - 31,892,816 and 31,710,004 shares)           $     33,523    $     33,340
    Additional paid-in capital                                             456,915         454,132
    Retained earnings                                                       73,244          45,995
                                                                     --------------  --------------
        Total common equity                                                563,682         533,467
    Redeemable preferred securities of Southwest Gas Capital I              60,000          60,000
    Long-term debt, less current maturities                              1,056,129         896,417
                                                                     --------------  --------------
        Total capitalization                                             1,679,811       1,489,884
                                                                     --------------  --------------
Current liabilities:
    Current maturities of long-term debt                                     8,143           8,139
    Short-term debt                                                              -         131,000
    Accounts payable                                                       145,292         194,679
    Customer deposits                                                       29,335          29,039
    Accrued taxes                                                           33,472               -
    Accrued interest                                                        17,560          15,702
    Deferred income taxes                                                   52,382          48,965
    Other current liabilities                                               34,014          54,006
                                                                     --------------  --------------
        Total current liabilities                                          320,198         481,530
                                                                     --------------  --------------
Deferred income taxes and other credits:
    Deferred income taxes and investment tax credits                       205,304         204,168
    Other deferred credits                                                  77,391          56,755
                                                                     --------------  --------------
        Total deferred income taxes and other credits                      282,695         260,923
                                                                     --------------  --------------
Total capitalization and liabilities                                  $  2,282,704    $  2,232,337
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


                                 SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                                  (In thousands, except per share amounts)
                                                 (Unaudited)

                                                       THREE MONTHS ENDED           TWELVE MONTHS ENDED
                                                           MARCH 31,                     MARCH 31,
                                                  ----------------------------- -----------------------------
                                                       2001           2000           2001           2000
                                                  -------------- -------------- -------------- --------------
Operating revenues:
    Gas operating revenues                         $    447,220   $    267,079   $  1,050,852   $    779,124
    Construction revenues                                40,278         29,736        173,918        146,532
                                                  -------------- -------------- -------------- --------------
        Total operating revenues                        487,498        296,815      1,224,770        925,656
                                                  -------------- -------------- -------------- --------------
Operating expenses:
    Net cost of gas sold                                279,707        123,504        550,914        317,649
    Operations and maintenance                           60,210         57,327        234,058        225,019
    Depreciation and amortization                        28,898         26,138        109,400        100,496
    Taxes other than income taxes                         8,719          7,673         30,865         28,071
    Construction expenses                                35,858         25,554        153,416        129,315
                                                  -------------- -------------- -------------- --------------
        Total operating expenses                        413,392        240,196      1,078,653        800,550
                                                  -------------- -------------- -------------- --------------
Operating income                                         74,106         56,619        146,117        125,106
                                                  -------------- -------------- -------------- --------------
Other income and (expenses):
    Net interest deductions                             (20,239)       (16,786)       (74,124)       (65,118)
    Preferred securities distributions                   (1,369)        (1,369)        (5,475)        (5,475)
    Other income (deductions)                             2,223            785            893         (1,072)
                                                  -------------- -------------- -------------- --------------
        Total other income and (expenses)               (19,385)       (17,370)       (78,706)       (71,665)
                                                  -------------- -------------- -------------- --------------
Income before income taxes                               54,721         39,249         67,411         53,441
Income tax expense                                       20,912         14,051         20,489         17,199
                                                  -------------- -------------- -------------- --------------
Net income                                         $     33,809   $     25,198   $     46,922   $     36,242
                                                  ============== ============== ============== ==============

Basic earnings per share                           $       1.06   $       0.81   $       1.49   $       1.17
                                                  ============== ============== ============== ==============
Diluted earnings per share                         $       1.05   $       0.80   $       1.48   $       1.16
                                                  ============== ============== ============== ==============
Dividends paid per share                           $      0.205   $      0.205   $       0.82   $       0.82
                                                  ============== ============== ============== ==============

Average number of common shares outstanding              31,821         31,140         31,540         30,934
Average shares outstanding (assuming dilution)           32,069         31,302         31,765         31,186


                      The accompanying notes are an integral part of these statements.


                                        SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Thousands of dollars)
                                                       (Unaudited)

                                                                       THREE MONTHS ENDED            TWELVE MONTHS ENDED
                                                                            MARCH 31,                     MARCH 31,
                                                                  ----------------------------- ----------------------------
                                                                       2001           2000           2001           2000
                                                                  -------------- -------------- -------------- -------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                                    $     33,809   $     25,198   $     46,922   $    36,242
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                  28,898         26,138        109,400       100,496
          Deferred income taxes                                           4,553         (1,388)        86,777       (11,008)
          Changes in current assets and liabilities:
            Accounts receivable, net of allowances                      (26,598)         4,059        (77,790)         (993)
            Accrued utility revenue                                      24,900         23,000            400          (373)
            Deferred purchased gas costs                                (66,483)         4,916       (154,412)       18,933
            Accounts payable                                            (49,387)        (9,869)        90,914        (1,213)
            Accrued taxes                                                46,866         22,887        (30,026)       (3,276)
            Other current assets and liabilities                         34,956          1,384        (11,345)        6,352
          Other                                                          22,853          1,097         21,412         3,106
                                                                  -------------- -------------- -------------- -------------
          Net cash provided by operating activities                      54,367         97,422         82,252       148,266
                                                                  -------------- -------------- -------------- -------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Construction expenditures and property additions                   (55,131)       (45,776)      (232,595)     (229,597)
     Other                                                               (2,879)          (585)         1,629         1,170
                                                                  -------------- -------------- -------------- -------------
          Net cash used in investing activities                         (58,010)       (46,361)      (230,966)     (228,427)
                                                                  -------------- -------------- -------------- -------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Issuance of common stock, net                                        2,966          5,308         13,253        17,459
     Dividends paid                                                      (6,523)        (6,384)       (25,854)      (25,296)
     Issuance of long-term debt, net                                    198,682          1,000        242,783        53,348
     Retirement of long-term debt, net                                   (2,093)        (2,001)        (8,234)       (6,703)
     Temporary changes in long-term debt                                (37,000)             -        (37,000)       33,000
     Change in short-term debt                                         (131,000)       (55,600)        (5,400)        4,680
                                                                  -------------- -------------- -------------- -------------
          Net cash provided by (used in) financing activities            25,032        (57,677)       179,548        76,488
                                                                  -------------- -------------- -------------- -------------

     Change in cash and cash equivalents                                 21,389         (6,616)        30,834        (3,673)
     Cash at beginning of period                                         19,955         17,126         10,510        14,183
                                                                  -------------- -------------- -------------- -------------

     Cash at end of period                                         $     41,344   $     10,510   $     41,344        10,510
                                                                  ============== ============== ============== =============

     Supplemental information:
     Interest paid, net of amounts capitalized                     $     17,922   $     16,475   $     69,085   $    63,417
     Income taxes paid (received), net                                  (16,602)            98        (29,704)       25,977

                             The accompanying notes are an integral part of these statements.


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS. Southwest Gas Corporation (the Company) is comprised of two segments: natural gas operations (Southwest or the natural gas operations segment) and construction services. Southwest purchases, transports and distributes natural gas to customers in portions of Arizona, Nevada, and California. The public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas sales are seasonal, peaking during the winter months. Variability in weather from normal temperatures can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity. Northern Pipeline Construction Co. (Northern or the construction services segment), a wholly owned subsidiary, is a full-service underground piping contractor which provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.

BASIS OF PRESENTATION. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the 2000 Annual Report to Shareholders, which is incorporated by reference into the 2000 Form 10-K.

INTERCOMPANY TRANSACTIONS. The construction services segment recognizes revenues generated from contracts with Southwest (see Note 2 below). Accounts receivable for these services were $6.4 million at March 31, 2001 and $5.2 million at December 31, 2000. The accounts receivable balance, revenues, and associated profits are included in the consolidated financial statements of the Company and were not eliminated during consolidation in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."

NOTE 2 - SEGMENT INFORMATION

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):


                                                   NATURAL GAS       CONSTRUCTION
                                                   OPERATIONS          SERVICES            TOTAL
                                                 --------------     --------------     --------------
THREE MONTHS ENDED MARCH 31, 2001
Revenues from external customers                 $      447,220     $       25,141     $      472,361
Intersegment revenues                                        --             15,137             15,137
                                                 --------------     --------------     --------------
     Total                                       $      447,220     $       40,278     $      487,498
                                                 ==============     ==============     ==============
Segment net income                               $       33,329     $          480     $       33,809
                                                 ==============     ==============     ==============

THREE MONTHS ENDED MARCH 31, 2000
Revenues from external customers                 $      267,079     $       18,420     $      285,499
Intersegment revenues                                        --             11,316             11,316
                                                 --------------     --------------     --------------
     Total                                       $      267,079     $       29,736     $      296,815
                                                 ==============     ==============     ==============
Segment net income                               $       24,364     $          834     $       25,198
                                                 ==============     ==============     ==============

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

Southwest purchases, transports, and distributes natural gas to approximately 1,352,000 residential, commercial, industrial and other customers, of which 56 percent are located in Arizona, 35 percent are in Nevada, and 9 percent are in California. During the twelve months ended March 31, 2001, Southwest earned 57 percent of operating margin in Arizona, 34 percent in Nevada, and 9 percent in California. During this same period, Southwest earned 85 percent of operating margin from residential and small commercial customers, 3 percent from other sales customers, and 12 percent from transportation customers. These patterns are similar to prior years and are expected to continue.

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

Southwest continues to experience significant population growth throughout its service territories. This growth has required large amounts of capital to finance the investment in infrastructure, in the form of new transmission and distribution plant, to satisfy consumer demand. For the twelve months ended March 31, 2001, natural gas construction expenditures totaled $216 million. Approximately 75 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest (net of dividends) provided $42 million for the twelve months ended March 31, 2001. Such cash flows were unfavorably impacted by unusually high working capital requirements resulting from gas costs that exceeded the amounts currently being recovered from customers.

Southwest estimates construction expenditures during the three-year period ending December 31, 2003 will be approximately $694 million. During the three-year period, cash flow from operating activities (net of dividends) is estimated to fund approximately 60 percent of the gas operations total construction expenditures. The remaining cash requirements are expected to be provided by external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief and growth levels in Southwest service areas. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

In February 2001, the Company issued $200 million in Notes, due 2011, bearing interest at 8.375 %. The net proceeds from the sale of the Notes will be used to finance the construction, completion, extension or improvement of the pipeline systems and facilities located in and around the communities served by Southwest. Those capital expenditures were originally funded, in part, with short-term debt, which was repaid with the net proceeds of the Notes.

During the first quarter of 2001, Southwest continued to experience high gas purchase prices relative to amounts recovered in rates for gas purchases. High natural gas prices are expected to continue throughout the year. Southwest generally defers over or under collections of gas costs to purchased gas adjustment (PGA) accounts. At March 31, 2001, the combined balances in these PGA accounts were $159 million. The balances will increase until recovery rates are adjusted and amounts are recovered from customers, or prices paid for gas purchases decline below levels embedded in sales rates. See RATES AND REGULATORY PROCEEDINGS for the status of current PGA filings. Southwest utilizes short-term borrowings to temporarily finance PGA balances. Southwest has short-term borrowing capacity of $225 million, which is considered adequate to meet anticipated needs.

RESULTS OF CONSOLIDATED OPERATIONS

                                                                  Period Ended March 31,
                                          ----------------------------------------------------------------------
                                                  Three Months                              Twelve Months
                                          -----------------------------           ------------------------------
                                              2001              2000                  2001               2000
                                          -----------       -----------           -----------         ----------
Contribution to net income
--------------------------
  (Thousands of dollars)
Natural gas operations                    $    33,329       $    24,364           $    42,873         $   32,772
Construction services                             480               834                 4,049              3,470
                                          -----------       -----------           -----------         ----------
Net income                                $    33,809       $    25,198           $    46,922         $   36,242
                                          ===========       ===========           ===========         ==========

Earnings per share
------------------
Gas operations                            $      1.05       $      0.78           $      1.36         $     1.06
Construction services                            0.01              0.03                  0.13               0.11
                                          -----------       -----------           -----------         ----------
Consolidated                              $      1.06       $      0.81           $      1.49         $     1.17
                                          ===========       ===========           ===========         ==========

See separate discussion at RESULTS OF NATURAL GAS OPERATIONS.

Construction services earnings per share for the three months ended March 31, 2001 were $0.02 lower when compared to the same period in 2000. The decrease resulted from favorable weather conditions during the first quarter of 2000 that were not experienced in 2001. Construction services earnings per share for the twelve months ended March 31, 2001 were $0.02 higher than earnings per share for the prior twelve-month period. The increase was the result of additional contracts obtained during the current period.

The following table sets forth the ratios of earnings to fixed charges for the
Company:

                                            For the Twelve Months Ended
                                    ------------------------------------------
                                        March 31,                 December 31,
                                           2001                       2000
                                    ------------------           -------------

Ratio of earnings to fixed charges        1.75                        1.60

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), preferred securities distributions, and amortized debt costs.

RESULTS OF NATURAL GAS OPERATIONS

Quarterly Analysis
------------------

                                                                           Three Months Ended
                                                                                March 31,
                                                                     ------------------------------
                                                                        2001                2000
                                                                     -----------        -----------
                                                                         (Thousands of dollars)
Gas operating revenues                                               $   447,220        $   267,079
Net cost of gas sold                                                     279,707            123,504
                                                                     -----------        -----------
   Operating margin                                                      167,513            143,575
Operations and maintenance expense                                        60,210             57,327
Depreciation and amortization                                             25,644             23,416
Taxes other than income taxes                                              8,719              7,673
                                                                     -----------        -----------
   Operating income                                                       72,940             55,159
Other income                                                               1,976                270
                                                                     -----------        -----------
   Income before interest and income taxes                                74,916             55,429
Net interest deductions                                                   19,775             16,387
Preferred securities distributions                                         1,369              1,369
Income tax expense                                                        20,443             13,309
                                                                     -----------        -----------
   Contribution to consolidated net income                           $    33,329        $    24,364
                                                                     ===========        ===========

Contribution from natural gas operations improved $9 million in the first quarter of 2001 compared to the same period a year ago. The increase was principally the result of higher operating margin partially offset by increased operating expenses and financing costs.

Operating margin increased $24 million, or 17 percent compared to the same period a year ago. Differences in heating demand caused by weather variations between periods resulted in an $18 million margin increase. During the first quarter of 2001, operating margin from weather-sensitive customers was $6 million higher than expected due to colder-than-normal weather conditions. Operating margin for the first quarter of 2000 was nearly $12 million lower than it would have been under normal conditions, as Southwest experienced the warmest February in ten years. Customer growth contributed $6 million of incremental operating margin, as the Company served 62,000, or five percent, more customers than a year ago.

Operations and maintenance expense increased $2.9 million, or five percent, reflecting general increases in labor and maintenance costs. Depreciation expense and general taxes increased $3.3 million, or 11 percent, as a result of construction activities. Average gas plant in service increased $170 million, or eight percent, as compared to the first quarter of 2000. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Net interest deductions increased $3.4 million, or 21 percent, due to additional borrowings to finance construction expenditures and to finance purchased gas costs in excess of amounts recovered from customers.

Twelve-Month Analysis
---------------------

                                                                           Twelve Months Ended
                                                                               March 31,
                                                                     ------------------------------
                                                                        2001                2000
                                                                     -----------        -----------
                                                                         (Thousands of dollars)
Gas operating revenues                                               $ 1,050,852        $   779,124
Net cost of gas sold                                                     550,914            317,649
                                                                     -----------        -----------
  Operating margin                                                       499,938            461,475
Operations and maintenance expense                                       234,058            225,019
Depreciation and amortization                                             96,917             89,759
Taxes other than income taxes                                             30,865             28,071
                                                                     -----------        -----------
  Operating income                                                       138,098            118,626
Other income (expense)                                                       (59)            (2,772)
                                                                     -----------        -----------
  Income before interest and income taxes                                138,039            115,854
Net interest deductions                                                   72,280             63,352
Preferred securities distributions                                         5,475              5,475
Income tax expense                                                        17,411             14,255
                                                                     -----------        -----------
  Contribution to consolidated net income                            $    42,873        $    32,772
                                                                     ===========        ===========

Contribution to consolidated net income improved $10.1 million in the current twelve-month period compared to the same period a year ago. The increase was the result of higher operating margin and improved other income (expense), partially offset by increased operating expenses and financing costs.

Operating margin increased $38 million, or eight percent, between periods. Differences in heating demand, caused by weather which was 13 percent colder than during the prior period, resulted in a $21 million increase in operating margin. Customer growth contributed $17 million in incremental margin.

Operations and maintenance expense increased $9 million, or four percent, reflecting general increases in labor and maintenance costs along with incremental operating expenses associated with providing service to a steadily growing customer base.

Depreciation expense and general taxes increased $10 million, or eight percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $171 million, or eight percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate new customers.

Other income (expense) improved $2.7 million in the current twelve-month period compared to the same period a year ago. The prior period included costs associated with the now terminated merger agreement with ONEOK, Inc. of $5 million, partially offset by a $1.6 million litigation settlement recorded in April 1999 by a non-construction, non-utility subsidiary.

Net interest deductions increased $8.9 million, or 14 percent, resulting primarily from additional borrowings to finance construction expenditures and to finance purchased gas costs in excess of amounts recovered from customers.

During the current twelve-month period, the Company recognized $5 million, or $0.16 per share, of income tax benefits associated with the favorable resolution of certain federal income tax issues, and the statutory closure of open federal tax years. The prior twelve-month period included $2.1 million, or $0.07 per share, of such income tax benefits.

RATES AND REGULATORY PROCEEDINGS

ARIZONA GENERAL RATE CASE. In May 2000, Southwest filed a general rate application with the Arizona Corporation Commission (ACC) seeking approval to increase operating margin by $37.1 million, or nine percent, annually for its Arizona rate jurisdiction. Southwest sought rate relief for increased operating costs, changes in financing costs, declining average residential usage, and improvements and additions to the distribution system.

In February 2001, Southwest entered into a negotiated settlement proposal (Settlement) with the ACC Staff and the Residential Utility Consumer Office. In April 2001, the ACC indicated that additional information was needed before new rates could be approved and did not accept the Settlement. As a result, the application for new rates will proceed to a hearing. Southwest will supplement the record in the case currently on file with additional information requested by the ACC to further support the initial application for an annual operating margin increase of $37.1 million. ACC hearings are expected to begin shortly.
A decision by the ACC is expected during the third quarter of 2001.

NEVADA PGA FILINGS. In January 2001, Southwest submitted an out-of-cycle PGA filing with the Public Utilities Commission of Nevada (PUCN) as a result of the run-up in natural gas prices experienced through December 2000. This filing would result in annual revenue increases of $59 million, or 28 percent, in southern Nevada, and $28.2 million, or 37 percent, in northern Nevada, if approved in full. PUCN hearings related to this filing are expected to begin in June 2001. A decision by the PUCN is expected during the third quarter of 2001.

In October 2000, Southwest submitted an out-of-cycle PGA filing with the PUCN to recover gas costs incurred through September 2000. This filing was approved effective January 2001. In a related order issued May 2001, the PUCN directed that Southwest meet with PUCN staff and the Bureau of Consumer Protection in the third quarter of 2001 to establish guidelines for Southwest to follow in constructing its Nevada gas supply portfolio for coming years. The guidelines are expected to include a requirement to utilize financial options to mitigate future price risks.

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

                          PART II - OTHER INFORMATION
                          ---------------------------
ITEM 1.  LEGAL PROCEEDINGS

Litigation is pending in the United States District Court for the Southern District of California (99 cv 1891-L (JAH)) and the United States District Court of Arizona (Civ `99 1294 PHX ROS, Civ `00 0119 PHX VAM, Civ '00 0452 PHX RGS, Civ '00 1775 PHX ROS and Civ '00 1812 PHX ROS) relating to the now terminated acquisition of the Company by ONEOK, Inc. and the rejection of competing offers from Southern Union Company. This litigation is described in Item 3, "Legal Proceedings" in the 2000 Form 10-K filed with the Securities and Exchange Commission. There have been no new material developments related to these proceedings.

Other Proceedings
-----------------

The Company has been named as defendant in various other legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that none of this litigation will have a material adverse impact on the financial position or results of operations of the Company.

ITEM 2-5. NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following document is filed as part of this report on Form 10-Q:

                  Exhibit 12.1 - Computation of Ratios of Earnings to Fixed Charges.

          (b)     Reports on Form 8-K

                  On April 26, 2001, the Company reported summary financial information for the quarter and twelve months ended March 31, 2001 pursuant to Item 9 of Form 8-K.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          Southwest Gas Corporation
                                 -------------------------------------------
                                                (Registrant)



Date:  May 14, 2001




                                          /s/ Edward A. Janov
                                 -------------------------------------------
                                              Edward A. Janov
                                 Vice President and Chief Accounting Officer