Form 10-Q
period 2001-06-30
SOUTHWEST GAS CORP
filed 2001-08-10
CIK 92416

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

                 For the quarterly period ended June 30, 2001


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

     Common Stock, $1 Par Value, 32,172,566 shares as of August 1, 2001.




================================================================================

                                              PART I - FINANCIAL INFORMATION
                                              ------------------------------
ITEM 1. FINANCIAL STATEMENTS

                                           SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                             (Thousands of dollars, except par value)

                                                                            JUNE 30,           DECEMBER 31,
                                                                              2001                 2000
                                                                        ----------------     ----------------
                                    ASSETS                                 (Unaudited)
Utility plant:
   Gas plant                                                             $    2,463,102       $    2,369,697
   Less: accumulated depreciation                                              (763,892)            (728,466)
   Acquisition adjustments                                                        2,985                3,124
   Construction work in progress                                                 43,434               41,727
                                                                        ----------------     ----------------
       Net utility plant                                                      1,745,629            1,686,082
                                                                        ----------------     ----------------

Other property and investments                                                   95,991               91,685
                                                                        ----------------     ----------------
Current assets:
   Cash and cash equivalents                                                      6,866               19,955
   Accounts receivable, net of allowances                                       114,771              135,609
   Accrued utility revenue                                                       24,973               57,873
   Tax receivable, net                                                                -               13,394
   Deferred purchased gas costs                                                 133,069               92,064
   Prepaids and other current assets                                             30,692               84,334
                                                                        ----------------     ----------------
        Total current assets                                                    310,371              403,229
                                                                        ----------------     ----------------
Deferred charges and other assets                                                50,294               51,341
                                                                        ----------------     ----------------
Total assets                                                             $    2,202,285       $    2,232,337
                                                                        ================     ================

                       CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, $1 par (authorized - 45,000,000 shares; issued
     and outstanding - 32,134,290 and 31,710,004 shares)                 $       33,764       $       33,340
   Additional paid-in capital                                                   462,383              454,132
   Retained earnings                                                             55,506               45,995
                                                                        ----------------     ----------------
        Total common equity                                                     551,653              533,467
   Redeemable preferred securities of Southwest Gas Capital I                    60,000               60,000
   Long-term debt, less current maturities                                      797,461              896,417
                                                                        ----------------     ----------------
      Total capitalization                                                    1,409,114            1,489,884
                                                                        ----------------     ----------------
  Current liabilities:
    Current maturities of long-term debt                                        288,556                8,139
    Short-term debt                                                               2,165              131,000
    Accounts payable                                                             79,600              194,679
    Customer deposits                                                            29,107               29,039
    Accrued taxes                                                                 8,864                    -
    Accrued interest                                                             20,559               15,702
    Deferred income taxes                                                        41,567               48,965
    Other current liabilities                                                    36,846               54,006
                                                                        ----------------     ----------------
        Total current liabilities                                               507,264              481,530
                                                                        ----------------     ----------------
  Deferred income taxes and other credits:
    Deferred income taxes and investment tax credits                            206,391              204,168
    Other deferred credits                                                       79,516               56,755
                                                                        ----------------     ----------------
        Total deferred income taxes and other credits                           285,907              260,923
                                                                        ----------------     ----------------
   Total capitalization and liabilities                                  $    2,202,285       $    2,232,337
                                                                        ================     ================

                                 The accompanying notes are an integral part of these statements.




                                            SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF INCOME
                                             (In thousands, except per share amounts)
                                                            (Unaudited)

                                                      THREE MONTHS ENDED         SIX MONTHS ENDED           TWELVE MONTHS ENDED
                                                           JUNE 30,                  JUNE 30,                     JUNE 30,
                                                   -------------------------  -------------------------- --------------------------
                                                       2001         2000          2001          2000         2001          2000
                                                   ------------ ------------  ------------- ------------ ------------  ------------
Operating revenues:
    Gas operating revenues                          $  226,296   $  157,885    $  673,516   $  424,964    $1,119,263    $  770,330
    Construction revenues                               52,664       39,749        92,942       69,485       186,833       152,668
                                                   ------------ ------------  ------------ ------------  ------------  ------------
          Total operating revenues                     278,960      197,634       766,458      494,449     1,306,096       922,998
                                                   ------------ ------------  ------------ ------------  ------------  ------------
Operating expenses:
    Net cost of gas sold                               129,462       70,190       409,169      193,694       610,186       316,000
    Operations and maintenance                          64,051       56,340       124,261      113,667       241,769       225,981
    Depreciation and amortization                       29,187       26,296        58,085       52,434       112,291       102,658
    Taxes other than income taxes                        8,220        7,439        16,939       15,112        31,646        28,211
    Construction expenses                               46,929       34,786        82,787       60,340       165,559       133,989
                                                   ------------ ------------  ------------ ------------  ------------  ------------
           Total operating expenses                    277,849      195,051       691,241      435,247     1,161,451       806,839
                                                   ------------ ------------  ------------ ------------  ------------  ------------
Operating income                                         1,111        2,583        75,217       59,202       144,645       116,159
                                                   ------------ ------------  ------------ ------------  ------------  ------------
Other income and (expenses):
    Net interest deductions                            (20,288)     (16,951)      (40,527)     (33,737)      (77,461)      (67,269)
    Preferred securities distributions                  (1,369)      (1,369)       (2,738)      (2,738)       (5,475)       (5,475)
    Other income (deductions)                            2,443       (1,241)        4,666         (456)        4,577        (2,271)
                                                   ------------ ------------  ------------ ------------  ------------  ------------
           Total other income and (expenses)           (19,214)     (19,561)      (38,599)     (36,931)      (78,359)      (75,015)
                                                   ------------ ------------  ------------ ------------  ------------  ------------
Income (loss) before income taxes                      (18,103)     (16,978)       36,618       22,271        66,286        41,144
Income tax expense (benefit)                            (6,963)      (7,249)       13,949        6,802        20,775        11,035
                                                   ------------ ------------  ------------ ------------  ------------  ------------
Net income (loss)                                   $  (11,140)  $   (9,729)   $   22,669   $   15,469    $   45,511    $   30,109
                                                   ============ ============  ============ ============  ============  ============

Basic earnings (loss) per share                     $    (0.35)  $    (0.31)   $     0.71   $     0.50    $     1.43    $     0.97
                                                   ============ ============  ============ ============  ============  ============
Diluted earnings (loss) per share                   $    (0.35)  $    (0.31)   $     0.70   $     0.49    $     1.42    $     0.96
                                                   ============ ============  ============ ============  ============  ============
Dividends paid per share                            $    0.205   $    0.205    $     0.41   $     0.41    $     0.82    $     0.82
                                                   ============ ============  ============ ============  ============  ============

Average number of common shares outstanding             32,000       31,289        31,911       31,215        31,717        31,100
Average shares outstanding (assuming dilution)               -            -        32,172       31,384        31,967        31,325


                                 The accompanying notes are an integral part of these statements.






                                            SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Thousands of dollars)
                                                           (Unaudited)

                                                                           SIX MONTHS ENDED               TWELVE MONTHS ENDED
                                                                               JUNE 30,                         JUNE 30,
                                                                     ---------------------------      ---------------------------
                                                                         2001           2000              2001           2000
                                                                     ------------   ------------      ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                          $   22,669     $   15,469        $   45,511     $   30,109
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                        58,085         52,434           112,291        102,658
     Deferred income taxes                                                (5,176)          (578)           76,238         (3,471)
     Changes in current assets and liabilities:
       Accounts receivable, net of allowances                             20,838         24,302           (50,597)        (6,188)
       Accrued utility revenue                                            32,900         33,000            (1,600)          (373)
       Deferred purchased gas costs                                      (41,005)         7,773          (131,791)        (4,284)
       Accounts payable                                                 (115,079)       (21,824)           37,177          3,066
       Accrued taxes                                                      22,258          5,346           (37,093)        (2,572)
       Other current assets and liabilities                               39,883          7,617           (12,651)        12,964
     Other                                                                24,710           (682)           25,048          2,131
                                                                     ------------   ------------      ------------   ------------
     Net cash provided by operating activities                            60,083        122,857            62,533        134,040
                                                                     ------------   ------------      ------------   ------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Construction expenditures and property additions                   (119,380)      (103,278)         (239,342)      (221,155)
     Other                                                                (1,551)          (321)            2,693            367
                                                                     ------------   ------------      ------------   ------------
         Net cash used in investing activities                          (120,931)      (103,599)         (236,649)      (220,788)
                                                                     ------------   ------------      ------------   ------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Issuance of common stock, net                                           8,675          7,724            16,546         16,274
   Dividends paid                                                        (13,071)       (12,796)          (25,990)       (25,431)
   Issuance of long-term debt, net                                       206,187          3,914           247,374         45,260
   Retirement of long-term debt, net                                      (4,197)        (4,031)           (8,308)        (7,349)
   Temporary changes in long-term debt                                   (21,000)             -           (21,000)        27,000
   Change in short-term debt                                            (128,835)       (21,925)          (36,910)        30,705
                                                                     ------------   ------------      ------------   ------------
      Net cash provided by (used in) financing activities                 47,759        (27,114)          171,712         86,459
                                                                     ------------   ------------      ------------   ------------

   Change in cash and cash equivalents                                   (13,089)        (7,856)           (2,404)          (289)
   Cash at beginning of period                                            19,955         17,126             9,270          9,559
                                                                     ------------   ------------      ------------   ------------

   Cash at end of period                                              $    6,866     $    9,270        $    6,866     $    9,270
                                                                     ============   ============      ============   =============

   Supplemental information:
   Interest paid, net of amounts capitalized                          $   34,713     $   32,740        $   69,611     $   64,078
   Income taxes paid (received), net                                      (4,138)           240           (16,731)        13,374

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

BASIS OF PRESENTATION. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2000 Annual Report to Shareholders, which is incorporated by reference into the 2000 Form 10-K, and the 2001 First Quarter Report on Form 10-Q.

INTERCOMPANY TRANSACTIONS. The construction services segment recognizes revenues generated from contracts with Southwest (see Note 2 below). Accounts receivable for these services were $6.6 million at June 30, 2001 and $5.2 million at December 31, 2000. The accounts receivable balance, revenues, and associated profits are included in the consolidated financial statements of the Company and were not eliminated during consolidation in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."

NOTE 2 - SEGMENT INFORMAITON

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

                                                   NATURAL GAS          CONSTRUCTION
                                                   OPERATIONS             SERVICES               TOTAL
                                                 ---------------       ----------------      -------------
SIX MONTHS ENDED JUNE 30, 2001
Revenues from external customers                 $       673,516       $         61,506      $     735,022
Intersegment revenues                                         --                 31,436             31,436
                                                 ---------------       ----------------      -------------
     Total                                       $       673,516       $         92,942      $     766,458
                                                 ===============       ================      =============
Segment net income                               $        20,964       $          1,705      $      22,669
                                                 ===============       ================      =============

SIX MONTHS ENDED JUNE 30, 2000
Revenues from external customers                 $       424,964       $         44,890      $     469,854
Intersegment revenues                                         --                 24,595             24,595
                                                 ---------------       ----------------      -------------
     Total                                       $       424,964       $         69,485      $     494,449
                                                 ===============       ================      =============
Segment net income                               $        13,415       $          2,054      $      15,469
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

Southwest purchases, transports, and distributes natural gas to approximately 1,361,000 residential, commercial, industrial and other customers, of which 56 percent are located in Arizona, 35 percent are in Nevada, and 9 percent are in California. During the twelve months ended June 30, 2001, Southwest earned 57 percent of operating margin in Arizona, 34 percent in Nevada, and 9 percent in California. During this same period, Southwest earned 84 percent of operating margin from residential and small commercial customers, 4 percent from other sales customers, and 12 percent from transportation customers. These patterns are similar to prior years and are expected to continue.

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

Southwest continues to experience significant population growth throughout its service territories. This growth has required large amounts of capital to finance the investment in infrastructure, in the form of new transmission and distribution plant, to satisfy consumer demand. For the twelve months ended June 30, 2001, natural gas construction expenditures totaled $224 million. Approximately 75 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest (net of dividends) provided $24 million for the twelve months ended June 30, 2001. Such cash flows were unfavorably impacted by unusually high working capital requirements resulting from gas costs that exceeded the amounts recovered from customers.

Southwest estimates construction expenditures during the three-year period ending December 31, 2003 will be approximately $694 million. During the three-year period, cash flow from operating activities (net of dividends) is estimated to fund approximately 60 percent of the gas operations total construction expenditures. The remaining cash requirements are expected to be provided by external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief and customer growth levels. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

Long-term debt, less current maturities decreased $99 million between December 2000 and June 2001. The decrease primarily resulted from the reclassification of $281 million of long-term debt to current maturities of long-term debt in June 2001, offset by the issuance of $200 million in notes during the first quarter. Net proceeds from the issuance of the notes were used to pay down short-term debt. Current maturities of long-term debt were $289 million at June 30, 2001. In June 2002, the $350 million revolving credit facility, of which $200 million is designated as long-term debt with $179 million outstanding at June 30, 2001, and the $100 million Series F debentures will mature. The Company intends to refinance the long-term portion of the revolving credit agreement and the Series F debentures on a long-term basis but no firm agreements are in place at this time. The timing, types, and amounts of these external financings will be dependent on conditions in the capital markets. Once the debt has been refinanced, or long-term agreements have been entered into, the current maturities line item will return to normal levels. The Company also intends to maintain short-term borrowing capacity at a level sufficient to cover working capital needs.

In February 2001, the Company issued $200 million in notes, due 2011, bearing interest at 8.375%. The net proceeds from the sale of the notes are being used to finance the construction, completion, extension and improvement of the pipeline systems and facilities located in and around the communities served by Southwest. These capital expenditures were originally funded, in part, with short-term debt, which was repaid with the net proceeds of the notes.

During the first half of 2001, Southwest continued to experience high gas purchase prices relative to amounts recovered in rates for gas purchases. Natural gas prices have moderated somewhat but remain relatively high. Southwest generally defers over or under collections of gas costs to purchased gas adjustment (PGA) accounts. At June 30, 2001, the combined balances in these PGA accounts were $133 million. The balances will remain high until recovery rates are adjusted and amounts are recovered from customers, or prices paid for gas purchases decline below levels embedded in sales rates. See RATES AND REGULATORY PROCEEDINGS for the status of current PGA filings. Southwest utilizes short-term borrowings to temporarily finance PGA balances. Southwest currently has short-term borrowing capacity of $225 million, which is considered adequate to meet anticipated needs.

RESULTS OF CONSOLIDATED OPERATIONS

                                                           Period Ended June 30,
                             -----------------------------------------------------------------------------------
                                   Three Months                Six Months                   Twelve Months
                             -----------------------      -----------------------     -------------------------
                                2001         2000            2001         2000           2001           2000
                             ----------   ----------      ----------   ----------     ----------     ----------
Contribution to net income
--------------------------
    (Thousands of dollars)
Natural gas operations       $  (12,365)  $  (10,949)     $   20,964   $   13,415     $   41,457     $   26,199
Construction services             1,225        1,220           1,705        2,054          4,054          3,910
                             ----------   ----------      ----------   ----------     ----------     ----------
Net income (loss)            $  (11,140)  $   (9,729)     $   22,669   $   15,469     $   45,511     $   30,109
                             ==========   ==========      ==========   ==========     ==========     ==========

Earnings (loss) per share
-------------------------
Gas operations               $    (0.39)  $    (0.35)     $     0.66   $     0.43     $     1.30     $     0.84
Construction services              0.04         0.04            0.05         0.07           0.13           0.13
                             ----------   ----------      ----------   ----------     ----------     ----------
Consolidated                 $    (0.35)  $    (0.31)     $     0.71   $     0.50     $     1.43     $     0.97
                             ==========   ==========      ==========   ==========     ==========     ==========

See separate discussion at RESULTS OF NATURAL GAS OPERATIONS.

Construction services earnings per share for the three and twelve months ended June 30, 2001 were unchanged when compared to the same periods ended June 30, 2000. Construction services earnings per share for the six months ended June 30, 2001 were $0.02 lower when compared to the same period in 2000. The decrease was attributable to favorable weather conditions during the first quarter of 2000 that were not experienced in 2001.

The following table sets forth the ratios of earnings to fixed charges for the
Company:

                                           For the Twelve Months Ended
                                    ------------------------------------------
                                        June 30,                  December 31,
                                          2001                      2000
                                    -----------------            -------------

Ratio of earnings to fixed charges        1.71                        1.60

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), preferred securities distributions, and amortized debt costs.

RESULTS OF NATURAL GAS OPERATIONS

Quarterly Analysis
------------------

                                                                           Three Months Ended
                                                                                June 30,
                                                                     ------------------------------
                                                                        2001                2000
                                                                     -----------        -----------
                                                                         (Thousands of dollars)
Gas operating revenues                                               $   226,296        $   157,885
Net cost of gas sold                                                     129,462             70,190
                                                                     -----------        -----------
   Operating margin                                                       96,834             87,695
Operations and maintenance expense                                        64,051             56,340
Depreciation and amortization                                             25,798             23,420
Taxes other than income taxes                                              8,220              7,439
                                                                     -----------        -----------
   Operating income (loss)                                                (1,235)               496
Other income (expense)                                                     2,119             (1,735)
                                                                     -----------        -----------
   Income (loss) before interest and income taxes                            884             (1,239)
Net interest deductions                                                   19,753             16,498
Preferred securities distributions                                         1,369              1,369
Income tax expense (benefit)                                              (7,873)            (8,157)
                                                                     -----------        -----------
   Contribution to consolidated net income (loss)                    $   (12,365)       $   (10,949)
                                                                     ===========        ===========

Contribution from natural gas operations decreased $1.4 million in the second quarter of 2001 compared to the same period a year ago. The decrease was principally the result of increased operating expenses and financing costs partially offset by higher operating margin and improved other income (expense).

Operating margin increased $9.1 million, or ten percent compared to the same period a year ago. Customer growth was the primary reason for the increase as the Company served 63,000, or five percent, more customers than a year ago. In addition, operating margin generated from large commercial, industrial and electric generation customers increased as many of these customers converted, at least temporarily, from transportation service to sales service, which has higher margin rates.

Operations and maintenance expense increased $7.7 million, or 14 percent, reflecting general increases in labor and maintenance costs and continued expansion and upgrading of the gas system to accommodate customer growth. Other factors which influenced the change between periods included higher uncollectible expenses and timing related to outside services. Depreciation expense and general taxes increased $3.2 million, or ten percent, as a result of construction activities. Average gas plant in service increased $179 million, or eight percent, as compared to the second quarter of 2000. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Other income (expense) improved $3.9 million between periods. The current period includes an incremental $2 million of interest income primarily earned on the deferred PGA account balances. The prior period includes a $1.9 million non-recurring charge to settle regulatory issues in Nevada.

Net interest deductions increased $3.3 million, or 20 percent, due to additional borrowings to finance construction expenditures, and to finance purchased gas costs in excess of amounts recovered from customers.

Six-Month Analysis
------------------

                                                                           Six Months Ended
                                                                                June 30,
                                                                     ------------------------------
                                                                        2001                2000
                                                                     -----------        -----------
                                                                         (Thousands of dollars)
Gas operating revenues                                               $   673,516        $   424,964
Net cost of gas sold                                                     409,169            193,694
                                                                     -----------        -----------
   Operating margin                                                      264,347            231,270
Operations and maintenance expense                                       124,261            113,667
Depreciation and amortization                                             51,442             46,836
Taxes other than income taxes                                             16,939             15,112
                                                                     -----------        -----------
   Operating income                                                       71,705             55,655
Other income (expense)                                                     4,095             (1,465)
                                                                     -----------        -----------
   Income before interest and income taxes                                75,800             54,190
Net interest deductions                                                   39,528             32,885
Preferred securities distributions                                         2,738              2,738
Income tax expense                                                        12,570              5,152
                                                                     -----------        -----------
   Contribution to consolidated net income                           $    20,964        $    13,415
                                                                     ===========        ===========

Contribution from natural gas operations improved $7.5 million in the first six months of 2001 compared to the same period a year ago. The increase was principally the result of higher operating margin and improved other income (expense) partially offset by increased operating expenses and financing costs.

Operating margin increased $33 million, or 14 percent compared to the same period a year ago. Differences in heating demand caused by weather variations between periods resulted in a $19 million margin increase. During the prior period, Southwest experienced the warmest February in ten years throughout its service territories. Customer growth contributed $14 million of incremental operating margin.

Operations and maintenance expense increased $10.6 million, or nine percent, reflecting general increases in labor and maintenance costs, along with increased uncollectible expenses and other operating expenses incurred to provide service to a steadily growing customer base.

Depreciation expense and general taxes increased $6.4 million, or ten percent, as a result of construction activities. Average gas plant in service increased $174 million, or eight percent, as compared to the first six months of 2000. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Other income (expense) improved $5.6 million between periods. The current period includes an incremental $3.9 million of interest income primarily earned on the deferred PGA account balances. The prior period includes a $1.9 million non-recurring charge to settle regulatory issues in Nevada.

Net interest deductions increased $6.6 million, or 20 percent, due to additional borrowings to finance construction expenditures and to finance purchased gas costs in excess of amounts recovered from customers.

Twelve-Month Analysis
---------------------

                                                                         Twelve Months Ended
                                                                                June 30,
                                                                     ------------------------------
                                                                        2001                2000
                                                                     -----------        -----------
                                                                         (Thousands of dollars)
Gas operating revenues                                               $ 1,119,263        $   770,330
Net cost of gas sold                                                     610,186            316,000
                                                                     -----------        -----------
  Operating margin                                                       509,077            454,330
Operations and maintenance expense                                       241,769            225,981
Depreciation and amortization                                             99,295             91,527
Taxes other than income taxes                                             31,646             28,211
                                                                     -----------        -----------
  Operating income                                                       136,367            108,611
Other income (expense)                                                     3,795             (3,708)
                                                                     -----------        -----------
  Income before interest and income taxes                                140,162            104,903
Net interest deductions                                                   75,535             65,419
Preferred securities distributions                                         5,475              5,475
Income tax expense                                                        17,695              7,810
                                                                     -----------        -----------
  Contribution to consolidated net income                            $    41,457        $    26,199
                                                                     ===========        ===========

Contribution to consolidated net income improved $15.3 million in the current twelve-month period compared to the same period a year ago. The increase was the result of higher operating margin and improved other income (expense), partially offset by increased operating expenses and financing costs.

Operating margin increased $55 million, or 12 percent, largely due to differences in heating demand between periods. During the 2000/2001 winter heating season, the Southwest service territories experienced weather that was ten percent colder than normal, whereas temperatures were substantially above normal during the prior heating season. This resulted in a $34 million increase in weather-sensitive operating margin. Customer growth contributed $21 million in incremental margin.

Operations and maintenance expense increased $15.8 million, or seven percent, reflecting general increases in labor and maintenance costs along with incremental operating expenses associated with providing service to a steadily growing customer base.

Depreciation expense and general taxes increased $11.2 million, or nine percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $171 million, or eight percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate new customers.

Other income (expense) improved $7.5 million between periods. The current period includes an incremental $4 million of interest income primarily earned on the deferred PGA account balances. The prior period includes non-recurring charges of $3.9 million to settle regulatory issues in Nevada and California.

Net interest deductions increased $10.1 million, or 15 percent, resulting primarily from additional borrowings to finance construction expenditures and to finance purchased gas costs in excess of amounts recovered from customers.

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

In February 2001, Southwest entered a negotiated settlement proposal (Settlement) with the ACC Staff and the Residential Utility Consumer Office. In April 2001, the ACC indicated that additional information was needed before new rates could be approved and did not accept the Settlement. As a result, the application for new rates proceeded to hearing. Southwest supplemented the record in the case currently on file with additional information requested by the ACC to further support the initial application for an annual operating margin increase of $37.1 million. ACC hearings were conducted in late July 2001. A decision by the ACC is expected during the third quarter of 2001.

NEVADA GENERAL RATE CASES. In July 2001, Southwest filed general rate applications with the Public Utilities Commission of Nevada (PUCN) seeking approval to increase revenues by $21.7 million, or eight percent, annually in the southern Nevada rate jurisdiction and $7.7 million, or eight percent, annually in the northern Nevada rate jurisdiction. Southwest is seeking to earn a fair and reasonable rate of return so that it can attract the capital necessary to support continued growth in Nevada. Southwest also proposes shifting more day-to-day operating costs from the gas usage charge to the basic service charge to reduce the impact of weather on customers' monthly bills and to stabilize revenue. A PUCN decision is not expected until early 2002. Nevada general rates were last increased in 1996.

NEVADA PGA FILINGS. In June 2001, the PUCN approved an agreement allowing Southwest to increase rates by $74.6 million annually to recover higher gas costs. Effective July 2001, rates increased $47.2 million, or 23 percent, in southern Nevada and $27.4 million, or 36 percent in northern Nevada. The agreement followed a thorough review by the Bureau of Consumer Protection (BCP) and PUCN Staff of the gas purchasing practices of Southwest over the last year. The original out-of-cycle PGA filing was made by Southwest in January 2001 to recover gas costs incurred through December 2000. PGA changes impact cash flows but have no direct impact on profit margin.

In October 2000, Southwest submitted an out-of-cycle PGA filing with the PUCN to recover gas costs incurred through September 2000. This filing was approved effective January 2001. In a related order issued May 2001, the PUCN directed that Southwest meet with PUCN staff and the BCP in the third quarter of 2001 to establish guidelines for Southwest to follow in constructing its Nevada gas supply portfolio for coming years. The guidelines are expected to include a requirement to utilize financial options to mitigate future price risks. Several meetings have been held and more are planned. The parties are required to report to the PUCN by September 2001.

CALIFORNIA ORDER INSTITUTING INVESTIGATION (OII). In June 2001, the California Public Utilities Commission (CPUC) ordered an investigation into the reasonableness of Southwest natural gas procurement practices and costs from June 1999 through May 2001 and related measures taken to minimize gas costs beyond May 2001. Southwest filed a detailed report with the CPUC in July 2001 on the above items for both its northern and southern California service territories. The OII resulted from complaints by southern California customers about the size of monthly PGA rate increases that were necessary due to the unusually high cost of natural gas during the winter of 2000-2001. Hearings, if necessary, are expected to be held during the third quarter with a final decision anticipated before the end of 2001. Management fully expects the prudency of its gas procurement practices to be upheld.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations." SFAS No. 141 will apply to all business combinations initiated after June 30, 2001. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The pooling method of accounting for business combinations will no longer be allowed. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method, better reflecting the investment made in an acquired entity, improving the comparability of reported financial information and providing more complete financial information. Upon adoption of SFAS No. 141, no significant impact to the financial position or results of operations of the Company is expected.

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. In all cases, SFAS No. 142 must be adopted as of the beginning of a fiscal year. SFAS No. 142 requires that the amortization of goodwill be eliminated and that existing goodwill be evaluated for impairment. Goodwill will be tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. However, if certain criteria are met, the requirement to test goodwill for impairment annually can be satisfied without a remeasurement of the fair value of a reporting unit. The Company has included goodwill resulting from the purchase of Northern Pipeline Construction Co. and other properties in its consolidated financial statements. Management does not anticipate any significant impact to the financial position or results of operations of the Company as a result of SFAS No. 142.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption encouraged. Due to the timing of the issuance, management has not yet quantified the effects of the new standard on the financial position or results of operations of the Company.

FORWARD-LOOKING STATEMENTS

This report contains statements which constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, the impact of weather variations on customer usage, customer growth rates, natural gas prices, the effects of regulation/deregulation, the timing and amount of rate relief, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, resolution of pending litigation, acquisitions and competition.


                           PART II - OTHER INFORMATION
                           ---------------------------
ITEM 1.  LEGAL PROCEEDINGS

Litigation is pending in the United States District Court for the Southern District of California (99 cv 1891-L (JAH)) and the United States District Court of Arizona (Civ '99 1294 PHX ROS, Civ '00 0119 PHX VAM, Civ '00 0452 PHX RGS, Civ '00 1775 PHX ROS and Civ '00 1812 PHX ROS) relating to the now terminated acquisition of the Company by ONEOK, Inc. (ONEOK) and the rejection of competing offers from Southern Union Company (Southern Union). This litigation is described in Item 3, "Legal Proceedings" in the 2000 Form 10-K filed by the Company with the SEC.

The following claims of Southern Union have been dismissed with prejudice by United States District Judge Roslyn O. Silver in the Arizona litigation:

     (1) claims against the Company, the Company's Chairman of the Board, Thomas Hartley, the Company's President and Chief Executive Officer, Michael Maffie, the Company's Executive Vice President/Consumer Resources and Energy Services, Edward Zub, ONEOK, Arizona Corporation Commissioner, Jim Irvin, and others under the Federal Racketeer Influenced and Corrupt Organizations Act ("RICO") and under the Arizona state RICO statute;

     (2) fraudulent inducement claims against the Company's Chairman of the Board, Thomas Hartley, the Company's Executive Vice President/Consumer Resources and Energy Services, Edward Zub, ONEOK and Arizona Corporation Commissioner, Jim Irvin and others; and

     (3) tortious interference claims against the Company's President and Chief Executive Officer, Michael Maffie.

Since all of Southern Union's claims against Mr. Hartley and Mr. Zub have been dismissed, they are no longer parties to the Arizona lawsuit.

United States District Judge Roslyn O. Silver has also declined to allow Southern Union to immediately appeal the Court's dismissal of the federal and state RICO counts. Instead, an appeal, if any, of the Court's dismissal may only be taken by Southern Union in the ordinary course after conclusion of a trial on the merits. A trial date is set for November 2001. It is anticipated that the trial could last two to three months.

The Company and certain of its current and former directors have reached a settlement in principle with the named shareholder plaintiffs in the Arthur Klein class action pending in U.S. District Court for the Southern District of California (Case No. 99 cv 1891-L (JAH)). The settlement in principle, which is subject to final court approval, will include a class of all holders and purchasers of Southwest stock at any time from December 14, 1998 through January 21, 2000. According to the terms of the settlement, shareholders will support the Company in its claims against Southern Union and ONEOK in the Arizona litigation currently pending in federal court. The settlement also provides, among other things, that Southwest shareholder class members will receive one of the following payments upon the first occurrence of any of these contingent events: (i) $22 million if Southwest enters into a business combination with a third party within 36 months, following execution of the stipulation and settlement, (ii) 50 percent of the first $54 million of any net recovery from Southern Union or ONEOK by Southwest, after litigation expenses, within 36 months following execution of the stipulation and settlement, or, (iii) payments sufficient to bring the total payments to the class to $9.5 million, from Southwest's insurers, if payments made under the circumstances described in subsections (i) and (ii), total less than $9.5 million at the end of 36 months following execution of the stipulation and settlement. The settlement also includes full mutual releases and the payment of $7.25 million of attorney's fees for the shareholder class to be paid by Southwest's insurers.

Other Proceedings
-----------------

The Company has been named as a defendant in various other legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that none of this litigation will have a material adverse impact on the financial position or results of operations of the Company.

ITEMS 2-3.     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on May 10, 2001. Matters voted upon and the results of the voting were as follows:

(1) Cumulative voting became effective for all shareholders when the intent to cumulatively vote shares was announced at the Annual Meeting of Shareholders. Each shareholder/proxy was entitled to give one nominee for director a number of votes equal to the number of directors to be elected (in this case 11) multiplied by the number of votes to which the shareholder's shares were normally entitled. A shareholder/proxy could distribute their votes on the same principle among as many of the nominees for director as the shareholder/proxy desired. The 11 nominees that received the highest allocation of affirmative votes were elected. Withholding votes or voting against a nominee had no legal effect. Shares were accumulated and allocated among the nominees in sufficient number to elect the following as directors:


     George C. Biehl                  26,538,446
     Manuel J. Cortez                 26,531,316
     Mark M. Feldman                  32,256,575
     David H. Gunning                 26,611,079
     Thomas Y. Hartley                26,545,882
     Michael B. Jager                 26,584,169
     Leonard R. Judd                  26,598,896
     James J. Kropid                  26,578,200
     Michael O. Maffie                22,872,641
     Carolyn M. Sparks                26,581,444
     Terrance L. Wright               26,610,126


(2) The proposal to ratify the selection of Arthur Andersen LLP as independent public accountants for the Company was approved.
     Shareholders voted 28,047,387 shares in favor, 525,972 against, and 207,225 abstentions.

(3) The shareholder proposal to recommend the elimination of the shareholder rights plan was approved. Shareholders voted
     12,958,798 shares in favor, 8,555,106 against, and 657,014 abstentions.

ITEM 5.  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following document is filed as part of this report on Form 10-Q:

         Exhibit 12 -Computation of Ratios of Earnings to Fixed
         Charges.

(b)      Reports on Form 8-K

         The Company filed a Form 8-K, dated May 21, 2001 reporting that the December 2000 dismissal of claims against the Company and ONEOK, asserted by Southern Union under RICO was upheld by Judge Roslyn O. Silver of the Federal District Court in
         Phoenix, Arizona. In addition, Arizona state RICO claims against the Company and ONEOK were dismissed.

         The Company filed a Form 8-K dated July 26, 2001 reporting a settlement in principle with the named shareholder plaintiffs in the Arthur Klein class action.

         On July 31, 2001, the Company reported summary financial information for the quarter, year to date and twelve months ended June 30, 2001 pursuant to Item 9 of Form 8-K.

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

Date:  August 10, 2001


                                               /s/ Edward A. Janov
                                    -------------------------------------------
                                                   Edward A. Janov
                                    Vice President and Chief Accounting Officer