Form 10-Q
period 2001-09-30
SOUTHWEST GAS CORP
filed 2001-11-09
CIK 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Commission File Number 1-7850

SOUTHWEST GAS CORPORATION
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization) 5241 Spring Mountain Road Post Office Box 98510 Las Vegas, Nevada (Address of principal executive offices)	88-0085720 (I.R.S. Employer Identification No.) 89193-8510 (Zip Code)

Registrant's telephone number, including area code: (702) 876-7237

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $1 Par Value, 32,405,064 shares as of November 1, 2001.

                              PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars, except par value)

                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                              2001            2000
                                                                           -----------    -----------
                                         ASSETS                            (Unaudited)
Utility plant:
    Gas plant                                                              $ 2,502,641    $ 2,369,697
    Less: accumulated depreciation                                            (770,721)      (728,466)
    Acquisition adjustments                                                      2,939          3,124
    Construction work in progress                                               50,375         41,727
                                                                           -----------    -----------
        Net utility plant                                                    1,785,234      1,686,082
                                                                           -----------    -----------
Other property and investments                                                  97,377         91,685
                                                                           -----------    -----------
Current assets:
    Cash and cash equivalents                                                   14,556         19,955
    Accounts receivable, net of allowances                                     103,933        135,609
    Accrued utility revenue                                                     25,973         57,873
    Tax receivable, net                                                           --           13,394
    Deferred purchased gas costs                                               112,332         92,064
    Prepaids and other current assets                                           40,465         84,334
                                                                           -----------    -----------
        Total current assets                                                   297,259        403,229
                                                                           -----------    -----------
Deferred charges and other assets                                               51,477         51,341
                                                                           -----------    -----------
Total assets                                                               $ 2,231,347    $ 2,232,337
                                                                           ===========    ===========

                             CAPITALIZATION AND LIABILITIES
Capitalization:
    Common stock, $1 par (authorized - 45,000,000 shares; issued
        and outstanding - 32,363,458 and 31,710,004 shares)                $    33,993    $    33,340
    Additional paid-in capital                                                 467,398        454,132
    Retained earnings                                                           32,365         45,995
                                                                           -----------    -----------
        Total common equity                                                    533,756        533,467
    Redeemable preferred securities of Southwest Gas Capital I                  60,000         60,000
    Long-term debt, less current maturities                                    804,197        896,417
                                                                           -----------    -----------
        Total capitalization                                                 1,397,953      1,489,884
                                                                           -----------    -----------
Current liabilities:
    Current maturities of long-term debt                                       308,261          8,139
    Short-term debt                                                             36,000        131,000
    Accounts payable                                                            69,364        194,679
    Customer deposits                                                           29,204         29,039
    Accrued taxes                                                               13,601           --
    Accrued interest                                                            17,600         15,702
    Deferred income taxes                                                       32,534         48,965
    Other current liabilities                                                   37,794         54,006
                                                                           -----------    -----------
        Total current liabilities                                              544,358        481,530
                                                                           -----------    -----------
Deferred income taxes and other credits:
    Deferred income taxes and investment tax credits                           207,493        204,168
    Other deferred credits                                                      81,543         56,755
                                                                           -----------    -----------
        Total deferred income taxes and other credits                          289,036        260,923
                                                                           -----------    -----------
Total capitalization and liabilities                                       $ 2,231,347    $ 2,232,337
                                                                           ===========    ===========

                The accompanying notes are an integral part of these statements.

                                                2

------------------------------------------------------------------------------------------------------------------------------------

                                             SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                              (In thousands, except per share amounts)
                                                             (Unaudited)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED         TWELVE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,               SEPTEMBER 30,
                                                  -------------------------   -------------------------   -------------------------
                                                      2001          2000          2001          2000          2001          2000
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Operating revenues:
    Gas operating revenues                        $   188,966   $   150,178   $   862,482   $   575,142   $ 1,158,051   $   795,318
    Construction revenues                              57,128        48,784       150,070       118,269       195,177       160,353
                                                  -----------   -----------   -----------   -----------   -----------   -----------
        Total operating revenues                      246,094       198,962     1,012,552       693,411     1,353,228       955,671
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Operating expenses:
    Net cost of gas sold                               99,113        70,142       508,282       263,836       639,157       339,431
    Operations and maintenance                         63,466        56,839       187,727       170,506       248,396       228,199
    Depreciation and amortization                      29,706        26,649        87,791        79,083       115,348       104,610
    Taxes other than income taxes                       8,070         7,576        25,009        22,688        32,140        28,712
    Construction expenses                              50,336        41,953       133,123       102,293       173,942       139,853
                                                  -----------   -----------   -----------   -----------   -----------   -----------
        Total operating expenses                      250,691       203,159       941,932       638,406     1,208,983       840,805
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Operating income (loss)                                (4,597)       (4,197)       70,620        55,005       144,245       114,866
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Other income and (expenses):
    Net interest deductions                           (20,253)      (17,678)      (60,780)      (51,415)      (80,036)      (68,802)
    Preferred securities distributions                 (1,368)       (1,368)       (4,106)       (4,106)       (5,475)       (5,475)
    Other income (deductions)                             159            12         4,825          (444)        4,724          (585)
                                                  -----------   -----------   -----------   -----------   -----------   -----------
        Total other income and (expenses)             (21,462)      (19,034)      (60,061)      (55,965)      (80,787)      (74,862)
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Income (loss) before income taxes                     (26,059)      (23,231)       10,559          (960)       63,458        40,004
Income tax expense (benefit)                           (9,571)      (13,551)        4,378        (6,749)       24,755         5,387
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Net income (loss)                                 $   (16,488)  $    (9,680)  $     6,181   $     5,789   $    38,703   $    34,617
                                                  ===========   ===========   ===========   ===========   ===========   ===========

Basic earnings (loss) per share                   $     (0.51)  $     (0.31)  $      0.19   $      0.19   $      1.21   $      1.11
                                                  ===========   ===========   ===========   ===========   ===========   ===========
Diluted earnings (loss) per share                 $     (0.51)  $     (0.31)  $      0.19   $      0.18   $      1.20   $      1.10
                                                  ===========   ===========   ===========   ===========   ===========   ===========
Dividends paid per share                          $     0.205   $     0.205   $     0.615   $     0.615   $      0.82   $      0.82
                                                  ===========   ===========   ===========   ===========   ===========   ===========

Average number of common shares outstanding            32,231        31,424        32,019        31,285        31,920        31,272
Average shares outstanding (assuming dilution)           --            --          32,290        31,465        32,191        31,471

                                 The accompanying notes are an integral part of these statements.

                                                                 3

------------------------------------------------------------------------------------------------------------------------------------

                                    SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Thousands of dollars)
                                                    (Unaudited)

                                                                       NINE MONTHS ENDED        TWELVE MONTHS ENDED
                                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                                    ----------------------    ----------------------
                                                                       2001         2000         2001         2000
                                                                    ---------    ---------    ---------    ---------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                                     $   6,181    $   5,789    $  38,703    $  34,617
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                87,791       79,083      115,348      104,610
          Deferred income taxes                                       (13,106)      10,495       57,235        8,810
          Changes in current assets and liabilities:
            Accounts receivable, net of allowances                     31,676       19,175      (34,632)     (12,858)
            Accrued utility revenue                                    31,900       32,000       (1,600)        (373)
            Deferred purchased gas costs                              (20,268)      (8,626)     (94,655)     (20,910)
            Accounts payable                                         (125,314)      (9,022)      14,140       16,280
            Accrued taxes                                              26,996      (12,116)     (14,893)      (7,525)
            Other current assets and liabilities                       28,216        8,779      (25,480)       9,399
          Other                                                        26,265        1,374       24,547        4,315
                                                                    ---------    ---------    ---------    ---------
          Net cash provided by operating activities                    80,337      126,931       78,713      136,365
                                                                    ---------    ---------    ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES:
     Construction expenditures and property additions                (191,699)    (161,965)    (252,974)    (241,132)
     Other                                                               (277)         (75)       3,721       19,889
                                                                    ---------    ---------    ---------    ---------
          Net cash used in investing activities                      (191,976)    (162,040)    (249,253)    (221,243)
                                                                    ---------    ---------    ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES:
     Issuance of common stock, net                                     13,919       11,016       18,498       16,268
     Dividends paid                                                   (19,679)     (19,234)     (26,160)     (25,568)
     Issuance of long-term debt, net                                  217,004        5,415      256,690       45,261
     Retirement of long-term debt, net                                (10,004)      (6,109)     (12,037)      (7,976)
     Change in short-term debt                                        (95,000)      39,500      (64,500)      63,665
                                                                    ---------    ---------    ---------    ---------
          Net cash provided by financing activities                   106,240       30,588      172,491       91,650
                                                                    ---------    ---------    ---------    ---------

     Change in cash and cash equivalents                               (5,399)      (4,521)       1,951        6,772
     Cash at beginning of period                                       19,955       17,126       12,605        5,833
                                                                    ---------    ---------    ---------    ---------

     Cash at end of period                                          $  14,556    $  12,605    $  14,556    $  12,605
                                                                    =========    =========    =========    =========

     Supplemental information:
     Interest paid, net of amounts capitalized                      $  57,409    $  49,456    $  75,591    $  65,318
     Income taxes paid (received), net                                 (3,315)         396      (17,128)       2,558

                          The accompanying notes are an integral part of these statements.

                                                      4

------------------------------------------------------------------------------------------------------------------------------------

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

Basis of Presentation. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2000 Annual Report to Shareholders, which is incorporated by reference into the 2000 Form 10-K, and the 2001 Quarterly Reports on Form 10-Q.

Intercompany Transactions. The construction services segment recognizes revenues generated from contracts with Southwest (see Note 2 below). Accounts receivable for these services were $8.4 million at September 30, 2001 and $5.2 million at December 31, 2000. The accounts receivable balance, revenues, and associated profits are included in the consolidated financial statements of the Company and were not eliminated during consolidation in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.”

Note 2 – Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):
                                                   NATURAL GAS           CONSTRUCTION
                                                   OPERATIONS               SERVICES             TOTAL
                                                 ---------------       ----------------      -------------
NINE MONTHS ENDED SEPTEMBER 30, 2001
Revenues from external customers                 $       862,482       $        100,023      $     962,505
Intersegment revenues                                         --                 50,047             50,047
                                                 ---------------       ----------------      -------------
     Total                                       $       862,482       $        150,070      $   1,012,552
                                                 ===============       ================      =============
Segment net income                               $         2,722       $          3,459      $       6,181
                                                 ===============       ================      =============

NINE MONTHS ENDED SEPTEMBER 30, 2000
Revenues from external customers                 $       575,142       $         77,501      $     652,643
Intersegment revenues                                         --                 40,768             40,768
                                                 ---------------       ----------------      -------------
     Total                                       $       575,142       $        118,269      $     693,411
                                                 ===============       ================      =============
Segment net income                               $         1,797       $          3,992      $       5,789
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

Southwest purchases, transports, and distributes natural gas to approximately 1,371,000 residential, commercial, industrial and other customers, of which 56 percent are located in Arizona, 35 percent are in Nevada, and 9 percent are in California. During the twelve months ended September 30, 2001, Southwest earned 57 percent of operating margin in Arizona, 34 percent in Nevada, and 9 percent in California. During this same period, Southwest earned 83 percent of operating margin from residential and small commercial customers, 6 percent from other sales customers, and 11 percent from transportation customers. These patterns are similar to prior years and are expected to continue.

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

Southwest continues to experience significant population growth throughout its service territories. This growth has required large amounts of capital to finance the investment in infrastructure, in the form of new transmission and distribution plant, to satisfy consumer demand. For the twelve months ended September 30, 2001, natural gas construction expenditures totaled $236 million. Approximately 74 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest (net of dividends) provided $41 million for the twelve months ended September 30, 2001. Such cash flows were unfavorably impacted by unusually high working capital requirements resulting from gas costs that exceeded the amounts recovered from customers.

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

Long-term debt, less current maturities decreased $92 million between December 2000 and September 2001. The decrease primarily resulted from the reclassification of $300 million of long-term debt to current maturities of long-term debt during the year, offset by the issuance of $200 million in notes during the first quarter. Net proceeds from the issuance of the notes were used to pay down short-term debt.

Current maturities of long-term debt were $308 million at September 30, 2001. In June 2002, the $350 million revolving credit facility, of which $200 million is designated as long-term debt, and the $100 million Series F debentures will mature. The Company intends to refinance the long-term portion of the revolving credit agreement and the Series F debentures on a long-term basis but no firm agreements are in place at this time. The timing, types, and amounts of these external financings will be dependent on conditions in the capital markets. Once the debt has been refinanced, or long-term agreements have been entered into, the current maturities of long-term debt line item will return to normal levels. The Company also intends to maintain short-term borrowing capacity at a level sufficient to cover working capital needs.

In November 2000, the Company obtained an additional $75 million short-term revolving credit facility. This credit facility expired in November 2001. None of the short-term debt outstanding at September 30, 2001 was borrowed under this facility. Management has no plans to extend this credit facility.

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

During the first half of 2001, Southwest continued to experience high gas purchase prices relative to amounts recovered in rates for gas purchases. Natural gas prices have declined significantly in recent months. Southwest generally defers over or under collections of gas costs to purchased gas adjustment (PGA) accounts. At September 30, 2001, the combined balances in these PGA accounts were $112 million. At their February 2001 peak, the combined balances were $161 million. The balances should continue to trend downward since recovery rates have been adjusted, and assuming prices paid for gas purchases remain similar to levels embedded in sales rates. See Rates and Regulatory Proceedings for the status of current PGA filings. Southwest utilizes short-term borrowings to temporarily finance PGA balances. Southwest has short-term borrowing capacity of $150 million, which is considered adequate to meet anticipated needs.

In September 2001, the Company converted the $8.3 million taxable variable-rate industrial development revenue bonds (IDRBs), Series B, due 2038, to tax-exempt bonds bearing interest at 5.55%. All of the Company’s IDRBs are now tax exempt.

Results of Consolidated Operations

                                                       Period Ended September 30,
                             ---------------------------------------------------------------------------
                                   Three Months               Nine Months            Twelve Months
                             -----------------------   ----------------------    -----------------------
                                2001         2000         2001         2000         2001         2000
                             ----------   ----------   ----------   ----------   ----------   ----------
Contribution to net income
--------------------------
  (Thousands of dollars)
Natural gas operations       $  (18,242)  $  (11,618)  $    2,722   $    1,797   $   34,833   $   29,885
Construction services             1,754        1,938        3,459        3,992        3,870        4,732
                             ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss)            $  (16,488)  $   (9,680)  $    6,181   $    5,789   $   38,703   $   34,617
                             ==========   ==========   ==========   ==========   ==========   ==========

Earnings (loss) per share
-------------------------
Gas operations               $    (0.56)  $    (0.37)  $     0.08   $    0.06    $     1.09   $     0.96
Construction services              0.05         0.06         0.11        0.13          0.12         0.15
                             ----------   ----------   ----------   ---------    ----------   ----------
Consolidated                 $    (0.51)  $    (0.31)  $     0.19   $    0.19    $     1.21   $     1.11
                             ==========   ==========   ==========   =========    ==========   ==========
See separate discussion at Results of Natural Gas Operations.

Construction services earnings per share for the three months ended September 30, 2001 were $0.01 lower when compared to the same period ended September 30, 2000. The decrease was attributable to lower profit margins due to an increase in direct material costs when compared to the same period in 2000. Construction services earnings per share for the nine and twelve months ended September  30, 2001 were $0.02 and $0.03 lower, respectively, when compared to the same periods ended September 30, 2000. The decreases were primarily attributable to favorable weather conditions during the first quarter of 2000 that were not experienced in 2001.

The following table sets forth the ratios of earnings to fixed charges for the Company:

                                             For the Twelve Months Ended
                                        -------------------------------------
                                        September 30,           December 31,
                                            2001                    2000
                                        -------------           -------------

Ratio of earnings to fixed charges          1.66                     1.60

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), preferred securities distributions, and amortized debt costs.

Results of Natural Gas Operations

Quarterly Analysis
------------------
                                                       Three Months Ended
                                                          September 30,
                                                 ------------------------------
                                                     2001               2000
                                                 -----------        -----------
                                                     (Thousands of dollars)
Gas operating revenues                           $   188,966        $   150,178
Net cost of gas sold                                  99,113             70,142
                                                 -----------        -----------
   Operating margin                                   89,853             80,036
Operations and maintenance expense                    63,466             56,839
Depreciation and amortization                         26,140             23,535
Taxes other than income taxes                          8,070              7,576
                                                 -----------        -----------
   Operating loss                                     (7,823)            (7,914)
Other income (expense)                                  (165)               (82)
                                                 -----------        -----------
   Loss before interest and income taxes              (7,988)            (7,996)
Net interest deductions                               19,725             17,165
Preferred securities distributions                     1,368              1,368
Income tax benefit                                   (10,839)           (14,911)
                                                 -----------        -----------
   Contribution to consolidated net loss         $   (18,242)       $   (11,618)
                                                 ===========        ===========

Contribution from natural gas operations decreased $6.6 million in the third quarter of 2001 compared to the same period a year ago. The decrease was principally the result of increased operating expenses and financing costs, along with $4.4 million of nonrecurring tax benefits in the prior period, partially offset by higher operating margin.

Operating margin increased $9.8 million, or 12 percent, between periods, as the Company served 61,000, or five percent, more customers than a year ago. In addition, the Company recognized increased margin from electric generation and industrial customers.

Operations and maintenance expense increased $6.6 million, or 12 percent, reflecting general increases in labor and maintenance costs, and other operating expenses incurred to provide service to a steadily growing customer base.

Depreciation expense and general taxes increased $3.1 million, or ten percent, as a result of construction activities. Average gas plant in service increased $182 million, or eight percent, as compared to the third quarter of 2000. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Net interest deductions increased $2.6 million, or 15 percent, due to additional borrowings to finance construction expenditures and to finance purchased gas costs in excess of amounts recovered from customers.

The income tax benefit declined $4.1 million compared to the same period a year ago. Prior period results included $4.4 million of nonrecurring nonutility income tax benefits recorded in September 2000.

Nine-Month Analysis
-------------------
                                                        Nine Months Ended
                                                          September 30,
                                                 ------------------------------
                                                    2001                2000
                                                 -----------        -----------
                                                     (Thousands of dollars)
Gas operating revenues                           $   862,482        $   575,142
Net cost of gas sold                                 508,282            263,836
                                                 -----------        -----------
   Operating margin                                  354,200            311,306
Operations and maintenance expense                   187,727            170,506
Depreciation and amortization                         77,582             70,371
Taxes other than income taxes                         25,009             22,688
                                                 -----------        -----------
   Operating income                                   63,882             47,741
Other income (expense)                                 3,930             (1,547)
                                                 -----------        -----------
   Income before interest and income taxes            67,812             46,194
Net interest deductions                               59,253             50,050
Preferred securities distributions                     4,106              4,106
Income tax expense (benefit)                           1,731             (9,759)
                                                 -----------        -----------
   Contribution to consolidated net income       $     2,722        $     1,797
                                                 ===========        ===========

Contribution from natural gas operations improved by approximately $1 million in the first nine months of 2001 compared to the same period a year ago. The increase was principally the result of higher operating margin and improved other income (expense) partially offset by increased operating expenses and financing costs. Nonrecurring income tax benefits occurring in the prior period also mitigated the increase in contribution.

Operating margin increased $43 million, or 14 percent, compared to the same period a year ago. Differences in heating demand between periods resulted in a $19 million margin increase, as the prior period experienced weather that was 12 percent warmer than normal. Customer growth contributed $24 million of incremental operating margin.

Operations and maintenance expense increased $17.2 million, or ten percent, reflecting general increases in labor and maintenance costs, along with increased uncollectible expenses and other operating expenses incurred to provide service to a steadily growing customer base.

Depreciation expense and general taxes increased $9.5 million, or ten percent, as a result of construction activities. Average gas plant in service increased $177 million, or eight percent, as compared to the first nine months of 2000. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Other income (expense) improved $5.5 million between periods principally due to an incremental increase in interest income primarily earned on the deferred PGA account balances.

Net interest deductions increased $9.2 million, or 18 percent, due to additional borrowings to finance construction expenditures and to finance purchased gas costs in excess of amounts recovered from customers.

Income tax expense was $1.7 million for the current year compared to a tax benefit of $9.8 million in the prior period. Prior period results included $6 million of nonrecurring income tax benefits.

Twelve-Month Analysis
---------------------
                                                       Twelve Months Ended
                                                         September 30,
                                                 ------------------------------
                                                    2001                2000
                                                 -----------        -----------
                                                     (Thousands of dollars)
Gas operating revenues                           $ 1,158,051        $   795,318
Net cost of gas sold                                 639,157            339,431
                                                 -----------        -----------
  Operating margin                                   518,894            455,887
Operations and maintenance expense                   248,396            228,199
Depreciation and amortization                        101,900             93,144
Taxes other than income taxes                         32,140             28,713
                                                 -----------        -----------
  Operating income                                   136,458            105,831
Other income (expense)                                 3,712             (1,872)
                                                 -----------        -----------
  Income before interest and income taxes            140,170            103,959
Net interest deductions                               78,095             66,927
Preferred securities distributions                     5,475              5,475
Income tax expense                                    21,767              1,672
                                                 -----------        -----------
  Contribution to consolidated net income        $    34,833        $    29,885
                                                 ===========        ===========

Contribution to consolidated net income improved $4.9 million in the current twelve-month period compared to the same period a year ago. The increase was the result of higher operating margin and improved other income (expense), partially offset by increased operating expenses and financing costs, and the recognition of nonrecurring income tax benefits in the prior period.

Operating margin increased $63 million, or 14 percent, largely due to differences in heating demand between periods. During the 2000/2001 winter heating season, the Southwest service territories experienced colder than normal weather, whereas during the prior heating season, temperatures were substantially above normal. This resulted in a $33 million increase in weather-sensitive operating margin. Customer growth, coupled with increased margin from electric generation and industrial customers, contributed $30 million in incremental margin.

Operations and maintenance expense increased $20.2 million, or nine percent, reflecting general increases in labor and maintenance costs, higher uncollectible expenses, and incremental operating expenses associated with providing service to a steadily growing customer base.

Depreciation expense and general taxes increased $12.2 million, or ten percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $174 million, or eight percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate new customers.

Other income (expense) improved $5.6 million between periods. The current period includes an incremental $5.5 million of interest income primarily earned on the deferred PGA account balances.

Net interest deductions increased $11.2 million, or 17 percent, as the Company financed both the new construction necessary to keep up with customer growth, and unrecovered purchased gas costs.

Income tax expense increased $20.1 million between periods. The prior period included $6 million in nonrecurring income tax benefits recorded during 2000 due to the favorable resolution of certain federal income tax issues and the statutory closure of open federal tax years. The prior period also included nonrecurring tax benefits of $2.9 million recorded in December 1999.

Rates and Regulatory Proceedings

Arizona General Rate Case. In May 2000, the Company filed a general rate application with the Arizona Corporation Commission (ACC) seeking approval to increase revenues by $37.1 million, or nine percent, annually for its Arizona rate jurisdiction. Southwest sought rate relief for increased operating costs, changes in financing costs, declining average residential usage, and improvements and additions to the distribution system. In October 2001, the ACC authorized Southwest to increase rates by $21.6 million, or five percent, annually, effective November 1, 2001. The timing of the increase is important to the Company because it will provide the benefit of having new rates in place at the beginning of the heating season. The ACC order also approves changes in rate design that will improve the Company’s revenue stability in Arizona. In addition, the base gas cost rate was increased, allowing the Company to recover the deferred PGA balance more rapidly.

Nevada General Rate Cases. In July 2001, Southwest filed general rate applications with the Public Utilities Commission of Nevada (PUCN) seeking approval to increase revenues by $21.7 million, or eight percent, annually in the southern Nevada rate jurisdiction and $7.7 million, or eight percent, annually in the northern Nevada rate jurisdiction. Southwest is seeking to earn a fair and reasonable rate of return so that it can attract the capital necessary to support continued growth in Nevada. Southwest also proposes shifting more operating costs from the gas usage charge to the basic service charge to reduce the impact of weather on customers’ monthly bills and to stabilize revenue. Hearings are scheduled to begin in November 2001. A PUCN decision is expected during the first quarter of 2002. Nevada general rates were last increased in 1996.

Nevada PGA Filings. In October 2001, the Company submitted an out-of-cycle PGA filing to the PUCN related to the southern and northern Nevada rate jurisdictions. This filing would result in annual decreases of $11.9 million, or 11 percent, in northern Nevada and $39.7 million, or 14 percent, in southern Nevada. The Company proposed that the decreases be implemented concurrently with the general rate increase. Hearings are scheduled to begin in November 2001.

In June 2001, the PUCN approved an agreement allowing Southwest to increase rates by $74.6 million annually to recover higher gas costs. Effective July 2001, rates increased $47.2 million, or 23 percent, in southern Nevada and $27.4 million, or 36 percent in northern Nevada. The agreement followed a thorough review by the Bureau of Consumer Protection (BCP) and PUCN Staff of the gas purchasing practices of Southwest. The out-of-cycle PGA filing was submitted by Southwest in January 2001 to recover gas costs incurred through December 2000. PGA changes impact cash flows but have no direct impact on profit margin.

In October 2000, Southwest submitted an out-of-cycle PGA filing to the PUCN to recover gas costs incurred through September 2000. This filing was approved effective January 2001. In a related order issued May 2001, the PUCN directed that Southwest meet with PUCN staff and the BCP in the third quarter of 2001 to establish guidelines for Southwest to follow in constructing its Nevada gas supply portfolio for coming years. The guidelines may include a requirement to utilize call options to mitigate future price risks. Meetings were held but no agreement was reached. During the third quarter of 2001, the three parties filed separate guideline proposals with the PUCN. The PUCN has not yet acted on this matter.

California Order Instituting Investigation (OII). In June 2001, the California Public Utilities Commission (CPUC) ordered an investigation into the reasonableness of Southwest natural gas procurement practices and costs from June 1999 through May 2001 and related measures taken to minimize gas costs beyond May 2001. During the third quarter of 2001, Southwest filed a detailed report and testimony with the CPUC on the above items for both its northern and southern California service territories. The OII resulted from complaints by southern California customers about the size of monthly PGA rate increases that were necessary due to the unusually high cost of natural gas during the winter of 2000-2001. Hearings are scheduled to begin in December 2001 with a final decision anticipated in the second quarter of 2002. Management fully expects the prudency of its gas procurement practices to be upheld.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. In all cases, SFAS No. 142 must be adopted as of the beginning of a fiscal year. SFAS No. 142 requires that the amortization of goodwill be eliminated and that existing goodwill be evaluated for impairment. Goodwill will be tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. However, if certain criteria are met, the requirement to test goodwill for impairment annually can be satisfied without a remeasurement of the fair value of a reporting unit. The Company has included $7.8 million and $8.1 million of goodwill resulting from the purchase of Northern Pipeline Construction Co. on its consolidated balance sheets at September 30, 2001 and December 31, 2000, respectively. The annual amortization expense associated with goodwill is $400,000. Management does not anticipate any significant impact to the financial position or results of operations of the Company as a result of SFAS No. 142.

In August 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption encouraged. Management has not yet quantified the effects of the new standard on the financial position or results of operations of the Company.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 also supercedes the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). Because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, two accounting models existed for long-lived assets to be disposed of. The FASB decided to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The FASB also decided to resolve other implementation issues related to SFAS No. 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged. Management does not anticipate any significant impact to the financial position or results of operations of the Company as a result of SFAS No. 144.

Forward-Looking Statements

This report contains statements which constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, the impact of weather variations on customer usage, customer growth rates, natural gas prices, the effects of regulation/deregulation, the timing and amount of rate relief, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, resolution of pending litigation, acquisitions and competition.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation is pending in the United States District Court for the Southern District of California (99 cv 1891-L (JAH)) and the United States District Court of Arizona (Civ ‘99 1294 PHX ROS, Civ ‘00 0119 PHX VAM, Civ ‘00 0452 PHX RGS, Civ ‘00 1775 PHX ROS and Civ ‘00 1812 PHX ROS) relating to the now terminated acquisition of the Company by ONEOK, Inc. (ONEOK) and the rejection of competing offers from Southern Union Company (Southern Union). This litigation is described in Item 3, “Legal Proceedings” in the 2000 Form 10-K filed by the Company with the SEC.

The following claims of Southern Union Company have been dismissed with prejudice by United States District Judge Roslyn O. Silver in the Arizona litigation:

(1)	claims against the Company, the Company’s Chairman of the Board, Thomas Hartley, the Company’s President and Chief Executive Officer, Michael Maffie, the Company’s Executive Vice President/Consumer Resources and Energy Services, Edward Zub, ONEOK, Arizona Corporation Commissioner, Jim Irvin, and others under the Federal Racketeer Influenced and Corrupt Organizations Act (“RICO”) and under the Arizona state RICO statute;

(2)	fraudulent inducement claims against the Company’s Chairman of the Board, Thomas Hartley, the Company’s Executive Vice President/Consumer Resources and Energy Services, Edward Zub, ONEOK and Arizona Corporation Commissioner, Jim Irvin and others;

(3)	tortious interference claims against the Company's President and Chief Executive Officer, Michael Maffie; and

(4)	claims for lost profits against the Company and the Company’s President and Chief Executive Officer, Michael Maffie.

Since all of Southern Union's claims against Mr. Hartley and Mr. Zub have been dismissed, they are no longer parties to the Arizona lawsuit.

United States District Judge Roslyn O. Silver has also declined to allow Southern Union to immediately appeal the Court’s dismissal of the federal and state RICO counts. Instead, an appeal, if any, of the Court’s dismissal may only be taken by Southern Union in the ordinary course after conclusion of a trial on the merits. A trial date is set for May 2002. It is anticipated that the trial could last two to three months.

The Company and certain of its current and former directors have reached a final settlement with the shareholder plaintiffs in the Arthur Klein class action that was pending in U.S. District Court for the Southern District of California (Case No. 99 cv 1891-L (JAH)). The final judgment and order of dismissal was entered in September 2001. The settlement includes a class of all holders and purchasers of Southwest stock at any time from December 14, 1998 through January 21, 2000. According to the terms of the settlement, shareholders will support the Company in its claims against Southern Union and ONEOK in the Arizona litigation currently pending in federal court. The settlement also provides, among other things, that Southwest shareholder class members will receive one of the following payments upon the first occurrence of any of these contingent events: (i) $22 million if Southwest enters into a business combination with a third party within 36 months following execution of the stipulation and settlement, (ii) 50 percent of the first $54 million of any net recovery from Southern Union or ONEOK by Southwest, after litigation expenses, within 36 months following execution of the stipulation and settlement, or, (iii) payments sufficient to bring the total payments to the class to $9.5 million, from Southwest’s insurers, if payments made under the circumstances described in subsections (i) and (ii), total less than $9.5 million at the end of 36 months following execution of the stipulation and settlement. The settlement also includes full mutual releases and the payment of $7.25 million of attorney’s fees for the shareholder class to be paid by Southwest’s insurers.

Other Proceedings

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

Exhibit 10 -Significant Terms of Employment and Change in Control Agreements by Individual Officer.

Exhibit 12 -Computation of Ratios of Earnings to Fixed Charges.

(b)	Reports on Form 8-K

The Company filed a Form 8-K, dated September 24, 2001 reporting the court approval of the settlement with the named shareholder plaintiffs in the Arthur Klein class action and the dismissal of Southern Union Company claims for lost profits against Southwest Gas Corporation and Michael O. Maffie.

On November 1, 2001, the Company reported summary financial information for the quarter, nine and twelve months ended September 30, 2001 pursuant to Item 9 of Form 8-K.

14

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 9, 2001	Southwest Gas Corporation (Registrant) /s/ Edward A. Janov Edward A. Janov Vice President and Chief Accounting Officer

15