Form 10-K405
period 2001-12-31
SOUTHWEST GAS CORP
filed 2002-03-22
CIK 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File Number 1-7850

SOUTHWEST GAS CORPORATION

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	88-0085720 (I.R.S. Employer Identification No.)

5241 Spring Mountain Road Post Office Box 98510 Las Vegas, Nevada (Address of principal executive offices)	89193-8510 Zip Code)

Registrant’s telephone number, including area code: (702) 876-7237

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $1 par value 9.125% Trust Originated Preferred Securities Stock Purchase Rights	New York Stock Exchange, Inc. Pacific Stock Exchange, Inc. New York Stock Exchange, Inc. Pacific Stock Exchange, Inc . New York Stock Exchange, Inc. Pacific Stock Exchange, Inc.

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
$777,042,220 as of March 11, 2002

The number of shares outstanding of common stock:
Common Stock, $1 Par Value, 32,745,142 shares as of March 11, 2002

DOCUMENTS INCORPORATED BY REFERENCE

Description	Part Into Which Incorporated

Annual Report to Shareholders for the Year Ended December 31, 2001	Parts I, II, and IV
Proxy Statement dated April 2, 2002	Part III

PART I

PART I

Item 1. BUSINESS

     Southwest Gas Corporation (the Company) is incorporated, effective March 1931, under the laws of the State of California. The Company is comprised of two business segments: natural gas operations (Southwest or the natural gas operations segment) and construction services. Southwest is engaged in the business of purchasing, transporting, and distributing natural gas in portions of Arizona, Nevada and California. Southwest is the largest distributor in Arizona, selling and transporting natural gas in most of central and southern Arizona, including the Phoenix and Tucson metropolitan areas. Southwest is also the largest distributor and transporter of natural gas in Nevada, serving the Las Vegas metropolitan area and northern Nevada. In addition, Southwest distributes and transports natural gas in portions of California, including the Lake Tahoe area and the high desert and mountain areas in San Bernardino County.

     Northern Pipeline Construction Co. (Northern or the construction services segment), a wholly owned subsidiary, is a full-service underground piping contractor which provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.

     Financial information with respect to industry segments is included in Note 11 of the Notes to Consolidated Financial Statements which is included in the 2001 Annual Report to Shareholders and is incorporated herein by reference.

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

     Southwest purchases, transports, and distributes natural gas to 1,397,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. There were 60,000 customers added to the system during 2001.

     The table below lists the percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

	Residential and	Other
For the Year Ended	Small Commercial	Sales Customers	Transportation

December 31, 2001	82%	8%	10%
December 31, 2000	84%	3%	13%
December 31, 1999	83%	4%	13%

     Southwest is not dependent on any one or a few customers to the extent that the loss of any one or several would have a significant adverse impact on earnings.

     Transportation of customer-secured gas to end-users accounted for 50 percent of total system throughput in 2001. Although the volumes were significant, these customers provide a much smaller proportionate share of operating margin. In 2001, customers who utilized this service transported 127 million dekatherms, down from 148 million dekatherms in 2000. This reduction primarily reflected a shift by a number of large commercial and industrial customers from transportation service to sales service.

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

     Rates charged to customers vary according to customer class and rate jurisdiction and are set at levels allowing for the recovery of all prudently incurred costs, including a return on rate base sufficient to pay interest on debt, preferred securities distributions, and a reasonable return on common equity. Rate base consists generally of the original cost of utility plant in service, plus certain other assets such as working capital and inventories, less accumulated depreciation on utility plant in service, net deferred income tax liabilities, and certain other deductions. Rate schedules in all service areas contain purchased gas adjustment (PGA) clauses, which allow Southwest to file for rate adjustments as the cost of purchased gas changes. In Nevada, tariffs provide for annual adjustment dates for changes in purchased gas costs. In addition, Southwest may request to adjust rates more often, if conditions warrant. In Arizona, Southwest adjusts rates monthly for changes in purchased gas costs, within pre-established limits. In California, a monthly gas cost adjustment based on forecasted monthly prices is used to adjust rates. PGA rate changes affect cash flows but have no direct impact on profit margin. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. Information with respect to recent general rate cases and PGA filings is included in the Rates and Regulatory Proceedings section of Management’s Discussion and Analysis (MD&A) in the 2001 Annual Report to Shareholders.

     The table below lists the docketed general rate filings last initiated and/or completed within each ratemaking area:

Month
Final Rates
Ratemaking Area	Type of Filing	Month Filed	Effective

Arizona	General rate case	May 2000	November 2001
California:
Northern and Southern	General rate case	February 2002	Pending
Nevada:
Northern and Southern	General rate case	July 2001	December 2001
FERC:
Paiute	General rate case	July 1996	January 1997

Restructuring Initiatives

     Over the past four years, both the CPUC and the PUCN have initiated the development of new rules for the further restructuring of the natural gas distribution industry to allow more competition. However, the development of new rules has slowed in recent years and, in fact, the trend is toward re-regulation after the recent unfavorable experiences in the California market related to energy pricing. There are no similar initiatives in Arizona.

     In October 2000, an Energy Policy Committee was formed by the Governor of Nevada to recommend a long-term energy plan for the state. The 17-member committee, which included state government officials, utility company executives and other community and industry representatives, submitted their recommendations in January 2001. They submitted a series of policy proposals regarding conservation and alternative energy sources, but made it clear that given the instability of the electric energy market, they did not support full deregulation in the immediate future. During the 2001 session of the Nevada State Legislature, a bill was approved that repealed electric utility deregulation legislation previously passed.

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

     The primary objective of Southwest with respect to gas supply is to ensure that adequate, as well as economical, supplies of natural gas are available from reliable sources. Gas is acquired from a wide variety of sources and a mix of purchase provisions, including spot market purchases and firm supplies with a variety of terms. During 2001, Southwest acquired gas supplies from approximately 60 suppliers. This practice mitigates the risk of nonperformance by any one supplier.

     Balancing reliable supply assurances with the associated costs results in a continually changing mix of purchase provisions within the supply portfolios. To address the unique requirements of its various market areas, Southwest assembles and administers separate natural gas supply portfolios for each of its jurisdictional areas. Firm and spot market natural gas purchases are made in a competitive bid environment. California purchases are subject to both fixed-price and index-based pricing arrangements. For the Nevada and Arizona portfolios, the majority of purchases involve index-based pricing arrangements. However, a portion of firm supplies is contracted on a fixed-price basis. This process allows Southwest to acquire gas at current market prices in conjunction with a level of mitigation of price volatility. In managing its gas supply portfolio, Southwest does not currently utilize stand-alone derivative financial instruments, but may do so in the future to hedge against possible price increases. Any such change would be undertaken only with regulatory commission authorization to recover costs associated with these activities.

     From the second quarter of 2000 through the second quarter of 2001, Southwest experienced unprecedented increases in natural gas prices. The increase was due to many factors and was a nationwide phenomenon affecting utilities and consumers throughout the United States. These increases peaked during the winter of 2000-2001 when the system-wide average cost of gas for Southwest was nearly $7.00 per dekatherm. Prices were significantly lower by the end of 2001, averaging less than $4.00 per dekatherm in December primarily as a result of lower energy demand, increased storage levels, and general economic conditions.

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

     Southwest arranges for transportation of gas to its Arizona, Nevada, and California service territories through the pipeline systems of El Paso Natural Gas Company (El Paso), Kern River Gas Transmission Company (Kern River), Transwestern Pipeline Company, Northwest Pipeline Corporation, Paiute Pipeline Company, and Southern California Gas Company. Supply and pipeline capacity availability on both short- and long-term bases is continually monitored by Southwest to ensure the continued reliability of service to its customers. Southwest currently receives firm transportation service, on both short- and long-term bases, for all of its service territories on the pipeline systems noted above, and also has interruptible contracts in place that allow additional capacity to be utilized should an unforeseen need arise.

     The Company believes that the current level of contracted firm interstate capacity is sufficient to serve each of the service territories. As the need arises to acquire additional capacity on one of the interstate pipeline transmission systems, primarily due to customer growth, Southwest considers available options to obtain the capacity, either through the use of firm contracts with a pipeline company or by purchasing capacity on the open market.

     In its Arizona service territories, Southwest receives the contractual benefit of being a full-requirements shipper on the El Paso system. The capacity needs of a full-requirements shipper are met before those of other shippers. Certain filings by El Paso with the FERC during 2001 prompted non full-requirements shippers to file a complaint with the FERC. This complaint alleges among other things that unlimited rights of full-requirements shippers cause damage to other shippers because there is insufficient pipeline capacity to serve all firm requirements for all shippers. The FERC has currently taken no action on the complaint although management believes that the status of full-requirements shippers may change as a result of these complaints. Southwest, along with the ACC and other full-requirements shippers, has and will continue to actively participate in any proceedings related to the complaint in order to serve the best interests of its Arizona customers.

Competition

     Electric utilities are the principal competitors of Southwest for the residential and small commercial markets throughout its service areas. Competition for space heating, general household, and small commercial energy needs generally occurs at the initial installation phase when the customer/builder typically makes the decision as to which type of equipment to install and operate. The customer will generally continue to use the chosen energy source for the life of the equipment. As a result of its success in these markets, Southwest has experienced consistent growth among the residential and small commercial customer classes.

     Unlike residential and small commercial customers, certain large commercial, industrial, and electric generation customers have the capability to switch to alternative energy sources. To date, Southwest has been successful in retaining most of these customers by setting rates at levels competitive with alternative energy sources such as electricity, fuel oils, and coal. However, increases in natural gas prices, if sustained for an extended period of time, may impact Southwest’s ability to retain some of these customers. Overall, management does not anticipate any material adverse impact on operating margin from fuel switching.

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

Employees

     At December 31, 2001, the natural gas operations segment had 2,507 regular full-time equivalent employees. Southwest believes it has a good relationship with its employees. In May 1999, non-exempt employees in the Central Arizona Division voted to have the International Brotherhood of Electrical Workers (IBEW) represent them in employee-related matters with Southwest. In July 2000, Southwest, the National Labor Relations Board (NLRB) and the IBEW entered into a NLRB Settlement Agreement whereby Southwest recognized the IBEW as the bargaining agent for these employees. Subsequently, Southwest and the IBEW have been negotiating a contract. However, currently, there is no contract in place related to the 482 full-time equivalent non-exempt Central Arizona Division employees. No other natural gas operations segment employees are represented by a union.

CONSTRUCTION SERVICES

     Northern Pipeline Construction Co. (Northern or the construction services segment) is a full-service underground piping contractor, which provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems. Northern contracts primarily with LDCs to install, repair, and maintain energy distribution systems from the town border station to the end-user. The primary focus of business operations is main and service replacement as well as new business installations. Construction work varies from relatively small projects to the piping of entire communities. Construction activity is seasonal in most areas. Peak construction periods are the summer and fall months in colder climate areas, such as the midwest. In the warmer climate areas, such as the southwestern United States, construction continues year round.

     Northern business activities are often concentrated in utility service territories where existing energy lines are scheduled for replacement. An LDC will typically contract with Northern to provide pipe replacement services and new line installations. Contract terms generally specify unit-price or fixed-price arrangements. Unit-price contracts establish prices for all of the various services to be performed during the contract period. These contracts often have annual pricing reviews. During 2001, approximately 92 percent of revenue was earned under unit-price contracts. As of December 31, 2001 no significant backlog existed with respect to outstanding construction contracts.

     Competition within the industry has traditionally been limited to several regional competitors in what has been a largely fragmented industry. Several national competitors also exist within the industry. Northern currently operates in approximately 17 major markets nationwide. Its customers are the primary LDCs in those markets. During 2001, Northern served 53 major customers, with Southwest accounting for approximately 33 percent of their revenues. No other customer had a relatively significant contribution to Northern revenues.

     Employment fluctuates between seasonal construction periods, which are normally heaviest in the summer and fall months. At December 31, 2001, Northern had 2,000 regular full-time-equivalent employees. Employment peaked in

October 2001 when there were 2,370 employees. The majority of the employees are represented by unions and are covered by collective bargaining agreements, which is typical of the utility construction industry.

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

     Rate schedules in each of our service territories contain purchased gas adjustment clauses which permit us to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. Natural gas prices were unusually high during the first half of 2001, but have since dropped. We have used short-term borrowings in the past to temporarily finance increases in purchased gas costs, and we expect to do so during 2002, if the need again arises.

     We may file requests for rate increases to cover the rise in the costs of purchased gas. Due to the nature of the regulatory process, there is a risk of a disallowance of full recovery of these costs during any period in which there has been a substantial run-up of these costs. Any material disallowance of purchased gas costs could have a material impact on cash flow and earnings. Gas procurement costs for our southern California customers are under review by the California Public Utilities Commission. Hearings in this matter were held in January 2002 with a final decision anticipated in the second quarter of 2002.

SIGNIFICANT CUSTOMER GROWTH IN ARIZONA AND NEVADA COULD STRAIN OUR CAPITAL RESOURCES AND IMPACT EARNINGS.

     We continue to experience significant population and customer growth throughout our service territories. During 2001 we added 60,000 customers, a four percent growth rate. Over the last several years, customer growth has averaged five percent. This growth has required large amounts of capital to finance the investment in new transmission and distribution plant. In 2001, our natural gas construction expenditures totaled $248 million. Approximately 74 percent of these current-period expenditures represented new construction, and the balance represented costs associated with routine replacement of existing transmission, distribution and general plant.

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

     Our ability to earn the rates of return authorized by the Arizona Corporation Commission and the Public Utilities Commission of Nevada is also adversely affected by significant customer growth, because the rates we charge our distribution customers in Arizona and Nevada are derived using rate base, cost of service and cost of capital experienced in an historical test year, as adjusted. This results in “regulatory lag” which delays our recovery of some of the costs of capital improvements and operating costs from customers in Arizona and Nevada.

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

UNCERTAIN ECONOMIC CONDITIONS MAY AFFECT OUR ABILITY TO FINANCE CAPITAL EXPENDITURES AND TO REFINANCE MATURING DEBT.

     Our ability to finance capital expenditures, to refinance maturing debt and other matters will depend upon general economic conditions in the capital markets. The direction of interest rates is uncertain. Declining interest rates are generally believed to be favorable to utilities while rising interest rates are believed to be unfavorable because of the high capital costs of utilities. In addition, our authorized rate of return is based upon certain assumptions regarding interest rates. If interest rates are lower than assumed rates, our authorized rate of return could be reduced. If interest rates are higher than assumed rates, our ability to earn our authorized rate of return may be adversely impacted.

OUR ABILITY TO PAY DIVIDENDS, ALTHOUGH RESTRICTED BY CALIFORNIA CORPORATION LAW, IS MORE LIKELY TO BE DEPENDENT UPON FUTURE EARNINGS, OUR ABILITY TO REFINANCE MATURING DEBT AND THE TERMS OF OUR DEBT INSTRUMENTS.

     We do not anticipate that restrictions imposed by California Corporation Law will impact our ability to pay dividends in the foreseeable future.

     It is likely that the amount of dividends declared by our Board of Directors will depend to a substantial degree on the level of our future earnings, our ability to refinance debt of $308 million which matures in 2002, and the terms of our debt instruments. None of our current debt instruments directly restricts our ability to pay dividends. Certain of our debt instruments do, however, contain leverage and net worth covenants. We do not anticipate that these covenants will impact our ability to pay dividends unless the amount to be paid out in dividends greatly exceeds our earnings. The last year dividends paid exceeded earnings was 1997. In 2001, earnings exceeded the amount paid out in dividends by an aggregate of $11 million.

Item 2.      PROPERTIES

     The plant investment of Southwest consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators which comprise the pipeline systems and facilities located in and around the communities served. Southwest also includes other properties such as land, buildings, furnishings, work equipment, vehicles and software systems in plant investment. The northern Nevada and northern California properties of Southwest are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Several properties are leased by Southwest, including an LNG storage plant on its northern Nevada system, a portion of the corporate headquarters office complex located in Las Vegas, Nevada, and the administrative offices in Phoenix, Arizona. Total gas plant, exclusive of leased property, at December 31, 2001 was $2.6 billion, including construction work in progress. It is the opinion of management that the properties of Southwest are suitable and adequate for its purposes.

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

     With respect to the right-of-way grants, Southwest has had continuous and uninterrupted possession and use of all such rights-of-way, and the associated gas mains and service lines, commencing with the initial stages of the construction of such facilities. Permits have been obtained from public authorities in certain instances to cross or to lay facilities along roads and highways. These permits typically are revocable at the election of the grantor and Southwest occasionally must relocate its facilities when requested to do so by the grantor. Permits have also been obtained from railroad companies to cross over or under railroad lands or rights-of-way, which in some instances require annual or other periodic payments and are revocable at the election of the grantors.

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

     The information appearing in Part I, Item 1. Business, page 5 with respect to the construction services segment is incorporated herein by reference.

Item 3.      LEGAL PROCEEDINGS

     Litigation is pending in the U.S. District Court for the District of Arizona consisting of two cases that were originally filed in the District of Arizona (Civ ‘99 1294 PHX ROS and Civ ‘00 0119 PHX ROS), two cases that were transferred to the District of Arizona from the U.S. District Court for the Northern District of Oklahoma (Civ ‘00 1775 PHX ROS and Civ ‘00 1812 PHX ROS) and one case that was transferred to the District of Arizona from the U.S. District Court for the District of Nevada (Civ ‘00 0452 PHX ROS). All of the litigation relates to the now terminated acquisition of the Company by ONEOK, Inc. (ONEOK) and the rejection of competing offers from Southern Union Company (Southern Union). After multiple court rulings on motions to dismiss and motions for summary judgment, only a few of the original claims remain.

Original Claims of Southern Union

     On July 19, 1999, Southern Union filed a complaint against the Company, several of its officers and directors, ONEOK and others. The complaint was amended on October 11, 1999 and July 24, 2000. As amended, the complaint alleged that the Company, Michael O. Maffie, President and Chief Executive Officer of the Company, Thomas Y. Hartley, Chairman of the Board of the Company, and Edward S. Zub, Senior Vice President Regulation and Pricing of the Company, ONEOK and others conspired to block Company shareholders from voting upon the Southern Union offer and have acted to ensure that the Company’s Board of Directors would approve and recommend the ONEOK offer to the Company’s shareholders and to influence the vote of members of regulatory commissions required to approve the proposed acquisition of the Company by ONEOK in violation of state and federal criminal laws. The complaint, as amended, further alleged that the defendants fraudulently induced Southern Union to enter into the February 21, 1999 confidentiality and standstill agreement, Southwest breached the terms of that agreement and its covenant of good faith and fair dealing, and all defendants, other than Southwest, Mr. Hartley and Mr. Zub, intentionally interfered with a business relationship between the Company and Southern Union and tortiously interfered with contractual relations between the Company and Southern Union. The complaint, as amended, further alleged that the defendants violated both the federal and Arizona racketeering statutes.

     Southern Union sought damages in an amount not less than $750 million to be trebled for the alleged violations of state and federal criminal law, compensatory damages in an amount not less than $750 million, plus interest, rescission of the confidentiality and standstill agreement between the Company and Southern Union and punitive damages.

Original Claims of ONEOK

     On January 21, 2000, ONEOK filed a complaint against the Company in the U.S. District Court for the Northern District of Oklahoma and amended its complaint on August 23, 2000. As amended, the complaint sought rescission of the merger agreement executed by the Company and ONEOK (the “Merger Agreement”) due to fraudulent inducement, damages for fraudulent inducement and damages for breach of contract. The action was transferred to the U.S. District Court for the District of Arizona (Case No. Civ ‘00 1775 PHX ROS) on September 18, 2000.

Original Claims of the Company

     On April 30, 1999, the Company filed a complaint against Southern Union in the U.S. District Court for the District of Nevada alleging a breach of the confidentiality and standstill agreement between the Company and Southern Union, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets, intentional interference with contract, intentional interference with prospective economic advantage and other violations of California and Nevada law. The Company amended its complaint on May 6, 1999, adding an additional claim against Southern Union pursuant to Section 14(a) of the Securities Exchange Act of 1934. On July 22, 1999, Southern Union filed a motion for leave to amend its answer in the Nevada federal action and to assert counterclaims against the Company. The counterclaims mirror the contractual claims filed by Southern Union in the Arizona action described above. Southern Union’s motion for leave to amend was granted. On March 8, 2000, this action was transferred to the U.S. District Court for the District of Arizona (Case No. Civ ‘00 0452 PHX ROS).

     On January 24, 2000, the Company filed a complaint against ONEOK and Southern Union in the U.S. District Court for the District of Arizona (Case No. Civ ‘00 0119 PHX ROS). The lawsuit sought unspecified damages from ONEOK for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud in the inducement, and fraud related to its actions connected to the Merger Agreement and its cancellation of the Merger Agreement. The lawsuit also sought unspecified damages from Southern Union for breach of contract, breach of the implied covenant of good faith and fair dealing, and interference with a contract, all related to attempts by Southern Union to block the proposed Southwest Gas-ONEOK combination after the unsolicited offer by Southern Union was rejected by the Company.

Claims That Remain

     U.S. District Judge Roslyn O. Silver presides over the Arizona litigation. Through the course of the litigation, Judge Silver has dismissed with prejudice numerous claims, most recently by order dated January 4, 2002. Following conclusion of a trial on the merits, any of the parties may appeal Judge Silver’s dismissal of some or all of the claims that have been dismissed.

     The following claims involving the Company and its officers and directors have not been dismissed:

(1)	Claims by Southern Union for fraudulent inducement against the Company and Mr. Maffie and claims by Southern Union for breach of contract and breach of covenant of good faith and fair dealing against the Company. Damages for these claims are limited to out-of-pocket expenses of Southern Union and any punitive damages Southern Union can prove.

(2)	Claims by ONEOK for fraudulent inducement against the Company. Damages for this claim are limited to out-of-pocket expenses of ONEOK and any punitive damages ONEOK can prove.

(3)	Claims by the Company against ONEOK for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud in the inducement and fraud. Damages for these claims are limited to out-of-pocket expenses of the Company and any punitive damages the Company can prove.

     All claims against Southern Union by the Company have been dismissed.

     A trial date for the remaining claims is set for October 2002. It is anticipated that the trial could last two to three months.

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

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

Item 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal markets on which the common stock of the Company is traded are the New York Stock Exchange and the Pacific Stock Exchange. At March 11, 2002, there were 23,003 holders of record of common stock, and the market price of the common stock was $23.73. The quarterly market price of and dividends on Company common stock required by this item are included in the 2001 Annual Report to Shareholders and are incorporated herein by reference.

Item 6.      SELECTED FINANCIAL DATA

     Information required by this item is included in the 2001 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is included in the 2001 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information responding to Item 7A appears in the 2001 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis” and under Notes 6 and 7 of the Notes to Consolidated Financial Statements. This information is incorporated herein by reference. Other risk information is included under the heading “Company Risk Factors” in Item 1. Business of this report.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of Southwest Gas Corporation and Notes thereto, together with the report of Arthur Andersen LLP, Independent Public Accountants, are included in the 2001 Annual Report to Shareholders and are incorporated herein by reference.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)  Identification of Directors. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive Proxy Statement dated April 2, 2002, which by this reference is incorporated herein.

     (b)  Identification of Executive Officers. The name, age, position and period position held during the last five years for each of the Executive Officers of the Company are as follows:

			Period Position
Name	Age	Position	Held

Michael O. Maffie	54	President and Chief Executive Officer	1997-Present
George C. Biehl	54	Executive Vice President/Chief Financial Officer and Corporate Secretary Senior Vice President/Chief Financial Officer and Corporate Secretary	2000-Present 1997-2000
James P. Kane	55	Executive Vice President/Operations Senior Vice President/Operations Vice President/Southern Arizona Division	2000-Present 1997-2000 1997
Edward S. Zub	53	Executive Vice President/Consumer Resources and Energy Services Senior Vice President/Regulation and Product Pricing	2000-Present 1997-2000
James F. Lowman	55	Senior Vice President/Central Arizona Division	1997-Present
Jeffrey W. Shaw	43	Senior Vice President/Finance and Treasurer Vice President/Treasurer	2000-Present 1997-2000
Thomas R. Sheets	51	Senior Vice President/Legal Affairs and General Counsel Vice President/General Counsel	2000-Present 1997-2000
Dudley J. Sondeno	49	Senior Vice President/Chief Knowledge and Technology Officer	1997-Present
Edward A. Janov	47	Vice President/Chief Accounting Officer Vice President/Controller and Chief Accounting Officer	2001- Present 1997-2000

     (c)  Identification of Certain Significant Employees. None.

     (d)  Family Relationships. No Directors or Executive Officers are related to any other either by blood, marriage, or adoption.

     (e)  Business Experience. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive Proxy Statement dated April 2, 2002, which by this reference is incorporated herein. All Executive Officers have held responsible positions with the Company for at least five years as described in (b) above.

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

     The Company has adopted procedures to assist its directors and executive officers in complying with Section 16(a) of the Securities and Exchange Act of 1934, as amended, which includes assisting in the preparation of forms for filing. For 2001, all the required reports were filed timely.

Item 11.      EXECUTIVE COMPENSATION

     Information with respect to executive compensation is set forth under the heading “Executive Compensation and Benefits” in the definitive Proxy Statement dated April 2, 2002, which by this reference is incorporated herein.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners is set forth under the heading “Securities Ownership by Nominees, Executive Officers, and Beneficial Owners” in the definitive Proxy Statement dated April 2, 2002, which by this reference is incorporated herein.

     (b)  Security Ownership of Management. Information with respect to security ownership of management is set forth under the heading “Securities Ownership by Nominees, Executive Officers, and Beneficial Owners” in the definitive Proxy Statement dated April 2, 2002, which by this reference is incorporated herein.

     (c)  Changes in Control. None.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report on Form 10-K:

(1)	The Consolidated Financial Statements of the Company (including the Report of Independent Public Accountants) required to be reported herein are incorporated by reference to the information reported in the 2001 Annual Report to Shareholders under the following captions:

(2)	All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(3)	See LIST OF EXHIBITS.

     (b)  Reports on Form 8-K.

     The Company filed a Form 8-K, dated January 4, 2002 reporting court orders further addressing the allowable claims and damage issues in litigation pending among Southern Union, ONEOK and the Company.

     The Company filed a Form 8-K, dated February 19, 2002 reporting summary financial information for the quarter and year ended December 31, 2001.

     (c)  See LIST OF EXHIBITS.

LIST OF EXHIBITS

Exhibit Number	Description of Document

3(i)(16)	Restated Articles of Incorporation, as amended.
3(ii)(20)	Amended Bylaws of Southwest Gas Corporation.
4.01(1)	Indenture between the Company and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Trustee, dated August 1, 1986.
4.02(6)	Sixth Supplemental Indenture of the Company to Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Trustee, dated as of June 16, 1992, supplementing and amending the Indenture dated as of August 1, 1986, with respect to 9 3/4% Debentures, Series F, due 2002.
4.03(7)	Indenture between Clark County, Nevada, and Bank of America Nevada as Trustee, dated September 1, 1992, with respect to the issuance of $130,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation), $30,000,000 1992 Series A, due 2027, and $100,000,000 1992 Series B, due 2032.
4.04(8)	Indenture between Clark County, Nevada, and Harris Trust and Savings Bank as Trustee, dated December 1, 1993, with respect to the issuance of $75,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation), 1993 Series A, due 2033.
4.05(8)	Indenture between City of Big Bear Lake, California, and Harris Trust and Savings Bank as Trustee, dated December 1, 1993, with respect to the issuance of $50,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation Project), 1993 Series A, due 2028.
4.06(12)	Indenture between the Company and Harris Trust and Savings Bank dated July 15, 1996, with respect to Debt Securities.
4.07(13)	First Supplemental Indenture of the Company to Harris Trust and Savings Bank dated August 1, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to 7 1/2% and 8% Debentures, due 2006 and 2026, respectively.
4.08(15)	Second Supplemental Indenture of the Company to Harris Trust and Savings Bank dated December 30, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to Medium-Term Notes.
4.09(3)	Certificate of Trust of Southwest Gas Capital I.
4.10(10)	Amended and Restated Declaration of Trust of Southwest Gas Capital I.
4.11(10)	Form of Preferred Security (attached as Annex I to Exhibit A to the Amended and Restated Declaration of Trust of Southwest Gas Capital I included as Exhibit 4.10 hereto).
4.12(4)	Form of Guarantee with respect to Preferred Securities.
4.13(9)	Southwest Gas Capital I Preferred Securities Guarantee by the Company and Harris Trust and Savings Bank, dated as of October 31, 1995.

4.14(9)	Form of Subordinated Debt Security (included in the First Supplemental Indenture included as Exhibit 4.16 hereto).
4.15(9)	Subordinated Debt Securities Indenture between the Company and Harris Trust and Savings Bank, dated as of October 31, 1995.
4.16(9)	First Supplemental Indenture between the Company and Harris Trust and Savings Bank, dated as of October 31, 1995, supplementing and amending the Indenture dated as of October 31, 1995, with respect to the 9.125% Subordinated Debt Securities.
4.17(2)	Form of Deposit Agreement.
4.18(2)	Form of Depositary Receipt (attached as Exhibit A to Deposit Agreement included as Exhibit 4.17 hereto).
4.19(20)	Amended and Restated Rights Agreement between the Company and Harris Trust Company, as Rights Agent, dated as of February 9, 1999.
4.20(22)	Indenture between Clark County, Nevada, and Harris Trust and Savings Bank as Trustee, dated as of October 1, 1999, with respect to the issuance of $35,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation), Series 1999A and Taxable Series 1999B or convertibles of Series B (Series C and D), due 2038.
4.21	The Company hereby agrees to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Southwest Gas Corporation or its subsidiaries.
4.22(21)	Third Supplemental Indenture between the Company and the Bank of New York, dated as of February 13, 2001, supplementing and amending the Indenture dated as of December 30, 1996, with respect to the $200,000,000, 8.375% Notes, due 2011.
10.01(5)	Participation Agreement among the Company and General Electric Credit Corporation, Prudential Insurance Company of America, Aetna Life Insurance Company, Merrill Lynch Interfunding, Bank of America through purchase of Valley Bank of Nevada, Bankers Trust Company and First Interstate Bank of Nevada, dated as of July 1, 1982.
10.02(14)	Amended and Restated Lease Agreement between the Company and Spring Mountain Road Associates, dated as of July 1, 1996.
10.03(8)	Financing Agreement between the Company and Clark County, Nevada, dated September 1, 1992.
10.04(8)	Financing Agreement between the Company and Clark County, Nevada, dated as of December 1, 1993.
10.05(8)	Project Agreement between the Company and City of Big Bear Lake, California, dated as of December 1, 1993.
10.06(18)*	Southwest Gas Corporation Management Incentive Plan, amended and restated January 1, 1995.
10.07(19)*	Amended Form of Employment Agreement with Company Officers.
10.08(19)*	Amended Form of Change in Control Agreement with Company Officers.
10.09(11)*	Southwest Gas Corporation 1996 Stock Incentive Plan.

10.10(17)	$350 million Revolving Credit Agreement among the Company, Union Bank of Switzerland, et al., dated as of June 12, 1997.
10.11(22)*	Southwest Gas Corporation Supplemental Retirement Plan, amended and restated as of March 1, 1999.
10.12(22)*	Southwest Gas Corporation Executive Deferral Plan, amended and restated as of March 1, 1999.
10.13(22)*	Southwest Gas Corporation Directors Deferral Plan, amended and restated as of March 1, 1999.
10.14(22)*	Southwest Gas Corporation Board of Directors Retirement Plan, amended and restated as of March 1, 1999.
10.15(22)	Financing Agreement between the Company and Clark County, Nevada, dated as of October 1, 1999.
12.01	Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.
13.01	Portions of 2001 Annual Report incorporated by reference to the Form 10-K.
21.01	List of subsidiaries of Southwest Gas Corporation.
23.01	Consent of Arthur Andersen LLP, Independent Public Accountants.
99.01	Receipt of Assurances from Arthur Andersen LLP.

(1)	Incorporated herein by reference to the Registration Statement on Form S-3, No. 33-7931.

(2)	Incorporated herein by reference to the Registration Statement on Form S-3, No. 33-55621.

(3)	Incorporated herein by reference to the Registration Statement on Form S-3, No. 33-62143.

(4)	Incorporated herein by reference to Amendment No. 1 to Registration Statement on Form S-3, No. 33-62143.

(5)	Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1982.

(6)	Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 1992.

(7)	Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 1992.

(8)	Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1993.

(9)	Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 1995.

(10)	Incorporated herein by reference to the report on Form 8-K dated October 26, 1995.

(11)	Incorporated herein by reference to the Proxy Statement dated May 30, 1996.

(12)	Incorporated herein by reference to the report on Form 8-K dated July 26, 1996.

(13)	Incorporated herein by reference to the report on Form 8-K dated July 31, 1996.

(14)	Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 1996.

(15)	Incorporated herein by reference to the report on Form 8-K dated December 30, 1996.

(16)	Incorporated herein by reference to the report on Form 10-Q for the quarter ended March 31, 1997.

(17)	Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 1997.

(18)	Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1997.

(19)	Incorporated herein by reference to the reports on Form 10-Q for the quarters ended September 30, 1998, September 30, 2000 and September 30, 2001.

(20)	Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1998.

(21)	Incorporated herein by reference to the report on Form 8-K dated February 13, 2001.

(22)	Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1999.

*	Compensation Plans

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS CORPORATION

Date: March 22, 2002	By	/s/ MICHAEL O. MAFFIE Michael O. Maffie, President and Chief Executive Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE C. BIEHL (George C. Biehl)	Executive Vice President, Chief Financial Officer and Corporate Secretary	March 22, 2002

/s/ EDWARD A. JANOV (Edward A. Janov)	Vice President and Chief Accounting Officer	March 22, 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE C. BIEHL (George C. Biehl)	Director, Executive Vice President, Chief Financial Officer and Corporate Secretary	March 22, 2002

/s/ MANUEL J. CORTEZ (Manuel J. Cortez)	Director	March 22, 2002

/s/ MARK M. FELDMAN (Mark M. Feldman)	Director	March 22, 2002

/s/DAVID H. GUNNING (David H. Gunning)	Director	March 22, 2002

/s/ THOMAS Y. HARTLEY (Thomas Y. Hartley)	Chairman of the Board of Directors	March 22, 2002

/s/ MICHAEL B. JAGER (Michael B. Jager)	Director	March 22, 2002

/s/ LEONARD R. JUDD (Leonard R. Judd)	Director	March 22, 2002

/s/ JAMES J. KROPID (James J. Kropid)	Director	March 22, 2002

/s/ MICHAEL O. MAFFIE (Michael O. Maffie)	Director, President and Chief Executive Officer	March 22, 2002

/s/ CAROLYN M. SPARKS (Carolyn M. Sparks)	Director	March 22, 2002

/s/ TERRANCE L. WRIGHT (Terrance L. Wright)	Director	March 22, 2002

EXHIBIT INDEX

Exhibit
Number	Description of Document

12.01	Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.
13.01	Portions of 2001 Annual Report to Shareholders incorporated by reference to Form 10-K.
21.01	List of Subsidiaries of Southwest Gas Corporation.
23.01	Consent of Arthur Andersen LLP, Independent Public Accountants.
99.01	Receipt of Assurances from Arthur Andersen LLP.