Form 10-Q
period 2002-03-31
SOUTHWEST GAS CORP
filed 2002-04-26
CIK 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Common Stock, $1 Par Value, 32,860,508 shares as of April 15, 2002.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Thousands of dollars, except par value)

	MARCH 31, 2002	DECEMBER 31, 2001
ASSETS	(Unaudited)
Utility Plant:
Gas plant	$2,611,547	$2,561,937
Less: accumulated depreciation	(811,408)	(789,751)
Acquisition adjustments	2,849	2,894
Construction work in progress	49,644	50,491

Net utility plant	1,852,632	1,825,571

Other property and investments	80,219	92,511

Current assets:
Cash and cash equivalents	35,951	32,486
Accounts receivable, net of allowances	152,763	155,382
Accrued utility revenue	35,873	63,773
Tax receivable, net	21,318	26,697
Deferred income taxes	5,680	-
Deferred purchased gas costs	-	83,501
Prepaids and other current assets	39,556	38,310

Total current assets	291,141	400,149

Deferred charges and other assets	51,353	51,381

Total assets	$2,275,345	$2,369,612

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 45,000,000 shares; issued
and outstanding - 32,769,970 and 32,492,832 shares)	$34,399	$34,123
Additional paid-in capital	475,487	470,410
Retained earnings	92,826	56,667

Total common equity	602,712	561,200
Redeemable preferred securities of Southwest Gas Capital I	60,000	60,000
Long-term debt, less current maturities	796,414	796,351

Total capitalization	1,459,126	1,417,551

Current liabilities:
Current maturities of long-term debt	237,731	307,641
Short-term debt	-	93,000
Accounts payable	96,272	109,167
Customer deposits	31,269	30,288
Accrued taxes	90,156	32,069
Accrued interest	16,290	20,423
Deferred income taxes	-	24,154
Deferred purchased gas costs	1,937	-
Other current liabilities	34,223	36,299

Total current liabilities	507,878	653,041

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	225,002	217,804
Other deferred credits	83,339	81,216

Total deferred income taxes and other credits	308,341	299,020

Total capitalization and liabilities	$2,275,345	$2,369,612

The accompanying notes are an integral part of these statements. 2
SOUTHWEST GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts) (Unaudited)

	THREE MONTHS ENDED MARCH 31,		TWELVE MONTHS ENDED MARCH 31,
	2002	2001	2002	2001
Operating revenues:
Gas operating revenues	$456,205	$447,220	$1,202,087	$1,050,852
Construction revenues	43,296	40,278	206,604	173,918

Total operating revenues	499,501	487,498	1,408,691	1,224,770

Operating expenses:
Net cost of gas sold	274,663	279,707	672,503	550,914
Operations and maintenance	65,302	60,210	258,118	234,058
Depreciation and amortization	31,434	28,898	120,984	109,400
Taxes other than income taxes	9,020	8,719	33,081	30,865
Construction expenses	38,765	35,858	183,811	153,416

Total operating expenses	419,184	413,392	1,268,497	1,078,653

Operating income	80,317	74,106	140,194	146,117

Other income and (expenses):
Net interest deductions	(19,026)	(20,239)	(79,518)	(74,124)
Preferred securities distributions	(1,369)	(1,369)	(5,475)	(5,475)
Other income (deductions)	10,016	2,223	16,757	893

Total other income and (expenses)	(10,379)	(19,385)	(68,236)	(78,706)

Income before income taxes	69,938	54,721	71,958	67,411
Income tax expense	27,042	20,912	25,715	20,489

Net income	$42,896	$33,809	$46,243	$46,922

Basic earnings per share	$1.32	$1.06	$1.43	$1.49

Diluted earnings per share	$1.30	$1.05	$1.42	$1.48

Dividends paid per share	$0.205	$0.205	$0.82	$0.82

Average number of common shares outstanding	32,620	31,821	32,319	31,540
Average shares outstanding (assuming dilution)	32,871	32,069	32,596	31,765
The accompanying notes are an integral part of these statements. 3
SOUTHWEST GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of dollars) (Unaudited)

	THREE MONTHS ENDED MARCH 31,		TWELVE MONTHS ENDED MARCH 31,
	2002	2001	2002	2001
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$42,896	$33,809	$46,243	$46,922
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	31,434	28,898	120,984	109,400
Deferred income taxes	(22,636)	4,553	(38,364)	86,777
Changes in current assets and liabilities:
Accounts receivable, net of allowances	7,619	(26,598)	14,444	(77,790)
Accrued utility revenue	27,900	24,900	(2,900)	400
Deferred purchased gas costs	85,438	(66,483)	160,484	(154,412)
Accounts payable	(12,895)	(49,387)	(49,020)	90,914
Accrued taxes	63,466	46,866	35,366	(30,026)
Other current assets and liabilities	(7,897)	34,956	(8,802)	(11,345)
Other	(7,003)	22,853	(1,728)	21,412

Net cash provided by operating activities	208,322	54,367	276,707	82,252

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(55,667)	(55,131)	(266,116)	(232,595)
Other	15,173	(2,879)	22,370	1,629

Net cash used in investing activities	(40,494)	(58,010)	(243,746)	(230,966)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	5,353	2,966	19,448	13,253
Dividends paid	(6,680)	(6,523)	(26,480)	(25,854)
Issuance of long-term debt, net	2,800	198,682	17,144	242,783
Retirement of long-term debt, net	(2,836)	(2,093)	(15,466)	(8,234)
Temporary changes in long-term debt	(70,000)	(37,000)	(33,000)	(37,000)
Change in short-term debt	(93,000)	(131,000)	-	(5,400)

Net cash provided by (used in) financing activities	(164,363)	25,032	(38,354)	179,548

Change in cash and cash equivalents	3,465	21,389	(5,393)	30,834
Cash at beginning of period	32,486	19,955	41,344	10,510

Cash at end of period	$35,951	$41,344	$35,951	$41,344

Supplemental information:
Interest paid, net of amounts capitalized	$22,631	$17,922	$78,741	$69,085
Income taxes paid (received), net	(61)	(16,602)	29,727	(29,704)
The accompanying notes are an integral part of these statements. 4

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

Basis of Presentation. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2001 Annual Report to Shareholders, which is incorporated by reference into the 2001 Form 10-K.

Intercompany Transactions. The construction services segment recognizes revenues generated from contracts with Southwest (see Note 2 below). Accounts receivable for these services were $6.8 million at March 31, 2002 and $4.3 million at December 31, 2001. The accounts receivable balance, revenues, and associated profits are included in the consolidated financial statements of the Company and were not eliminated during consolidation in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.”

Note 2 – Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas Operations	Construction Services	Total
Three months ended March 31, 2002
Revenues from external customers	$456,205	$28,577	$484,782
Intersegment revenues	--	14,719	14,719

Total	$456,205	$43,296	$499,501

Segment net income	$42,487	$409	$42,896

Three months ended March 31, 2001
Revenues from external customers	$447,220	$25,141	$472,361
Intersegment revenues	--	15,137	15,137

Total	$447,220	$40,278	$487,498

Segment net income	$33,329	$480	$33,809

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

Southwest purchases, transports, and distributes natural gas to approximately 1,411,000 residential, commercial, industrial and other customers, of which 56 percent are located in Arizona, 35 percent are in Nevada, and 9 percent are in California. During the twelve months ended March 31, 2002, Southwest earned 58 percent of operating margin in Arizona, 34 percent in Nevada, and 8 percent in California. During this same period, Southwest earned 82 percent of operating margin from residential and small commercial customers, 9 percent from other sales customers, and 9 percent from transportation customers. The percentage of transportation customers when compared to previous years reflects a shift by a number of large commercial and industrial customers from transportation service to sales service.

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

Southwest continues to experience significant customer growth. Financing this growth has required large amounts of capital to pay for new transmission and distribution plant, to keep up with consumer demand. During the twelve-month period ended March 31, 2002, capital expenditures for the natural gas operations segment were $250 million. Approximately 72 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest (net of dividends) provided $232 million of the required capital resources pertaining to these construction expenditures. The remainder was provided from external financing activities. Such cash flows were favorably impacted by changes in the purchased gas adjustment (PGA) recovery rates resulting in the collection of previously deferred purchased gas costs from customers and general rate relief.

In March 2002, the Job Creation and Worker Assistance Act of 2002 (Act) was signed into law. This Act provides a three-year, 30 percent “bonus” tax depreciation deduction for businesses. Southwest estimates the bonus depreciation deduction will reduce federal income taxes paid by approximately $40 million to $50 million over the years 2002 through 2004.

Southwest estimates construction expenditures during the three-year period ending December 31, 2004 will be approximately $675 million. Of this amount, $225 million are expected to be incurred in 2002. During the three-year period, cash flow from operating activities (net of dividends) is estimated to fund approximately 80 percent of the gas operations total construction expenditures, including the impacts of the Act. The remaining cash requirements are expected to be provided by external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest service areas and earnings. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing. Southwest has a total of $400 million in securities registered with the SEC which are available for future financing needs.

Current maturities of long-term debt were $238 million at March 31, 2002. In June 2002, the $350 million revolving credit facility, of which $200 million is designated as long-term debt ($130 million outstanding at March 31,  2002), and the $100 million Series F debentures will mature. The Company intends to refinance the long-term portion of the revolving credit agreement ($200 million) and the Series F debentures on a long-term basis and is actively in discussions with its financial advisors over the timing, types and amounts of these external financings. The transactions are expected to be completed during the second quarter of 2002. Once the debt has been refinanced, the Current maturities of long-term debt line item should return to normal levels. The Company also intends to maintain short-term borrowing capacity at a level sufficient to cover working capital needs.

The rate schedules in all of the service territories contain PGA clauses, which permit adjustments to rates as the cost of purchased gas changes. On an interim basis, Southwest generally defers over or under collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At December 31, 2001 the combined balances in PGA accounts totaled $84 million. At March 31, 2002 the combined balances reflected an over collection of $2 million. Southwest utilizes short-term borrowings to finance PGA balances. Southwest has short-term borrowing capacity of $150 million, which is considered adequate to meet anticipated needs. See Rates and Regulatory Proceedings for the status of current PGA filings.

In January 2002, the Company sold all of its interests in undeveloped property located in northern Arizona. The property was originally acquired as a potential site for underground natural gas storage during the gas supply shortages of the 1970s, but was never developed. Proceeds from the sale were $20 million including a $5 million receivable due September 2002. The sale resulted in a one-time pre-tax gain of $8.9 million, which was recognized in the first quarter of 2002.

Results of Consolidated Operations

	Period Ended March 31,
	Three Months		Twelve Months
	2002	2001	2002	2001
Contribution to net income
(Thousands of dollars)
Natural gas operations	$42,487	$33,329	$41,784	$42,873
Construction services	409	480	4,459	4,049

Net income	$42,896	$33,809	$46,243	$46,922

Earnings per share
Gas operations	$1.31	$1.05	$1.29	$1.36
Construction services	0.01	0.01	0.14	0.13

Consolidated	$1.32	$1.06	$1.43	$1.49

See separate discussion at Results of Natural Gas Operations.

Construction services earnings per share for the three months ended March 31, 2002 were unchanged when compared to the same period ended March 31, 2001. Construction services earnings per share for the twelve months ended March 31, 2002 were $0.01 higher when compared to the same period ended March 31, 2001. The increase was primarily attributable to an increase in revenues resulting from new contracts obtained throughout the twelve-month period.

The following table sets forth the ratios of earnings to fixed charges for the Company:

	For the Twelve Months Ended
	March 31, 2002	December 31, 2001
Ratio of earnings to fixed charges	1.75	1.59

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), preferred securities distributions, and amortized debt costs.

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended March 31,
	2002	2001
	(Thousands of dollars)
Gas operating revenues	$456,205	$447,220
Net cost of gas sold	274,663	279,707

Operating margin	181,542	167,513
Operations and maintenance expense	65,302	60,210
Depreciation and amortization	27,802	25,644
Taxes other than income taxes	9,020	8,719

Operating income	79,418	72,940
Other income	9,697	1,976

Income before interest and income taxes	89,115	74,916
Net interest deductions	18,635	19,775
Preferred securities distributions	1,369	1,369
Income tax expense	26,624	20,443

Contribution to consolidated net income	$42,487	$33,329

Contribution from natural gas operations increased $9.2 million in the first quarter of 2002 compared to the same period a year ago. The increase was the result of higher operating margin and improved other income (expense), partially offset by increased operating expenses.

Operating margin was $182 million, a $14 million increase over the $168 million earned during the first quarter of 2001. The increase was the result of general rate relief and customer growth, partially offset by the impacts of weather between periods. General rate relief accounted for $15 million of the increase. Effective November 2001, annualized rate relief of $21.6 million was granted in Arizona and effective December 2001, annualized rate relief of $19.4 million was granted in Nevada. The Company added 59,000 customers during the last 12 months who contributed $5 million in incremental margin. Operating margin was reduced by $6 million between periods due to weather, as the prior period was colder than normal.

Operations and maintenance expense increased $5.1 million, or eight percent, reflecting general cost increases and costs associated with the continued expansion and upgrading of the gas system to accommodate customer growth.

Depreciation expense and general taxes increased $2.5 million, or seven percent, as a result of construction activities. Average gas plant in service increased $194 million, or eight percent, as compared to the first quarter of 2001. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Other income improved $7.7 million between periods. The current period includes a one-time pre-tax gain of $8.9 million on the sale of undeveloped property, partially offset by a $1.5 million reduction in interest income primarily earned on the deferred PGA account balances.

Net interest deductions decreased $1.1 million, or six percent between periods. This primarily resulted from a reduction in the outstanding balance of the Company’s revolving credit facility due to strong cash flows, following recovery of previously deferred purchased gas costs. Also contributing were low interest rates on variable rate debt instruments.

Twelve-Month Analysis

	Twelve Months Ended March 31,
	2002	2001
	(Thousands of dollars)
Gas operating revenues	$1,202,087	$1,050,852
Net cost of gas sold	672,503	550,914

Operating margin	529,584	499,938
Operations and maintenance expense	258,118	234,058
Depreciation and amortization	106,656	96,917
Taxes other than income taxes	33,081	30,865

Operating income	131,729	138,098
Other income	15,415	(59)

Income before interest and income taxes	147,144	138,039
Net interest deductions	77,606	72,280
Preferred securities distributions	5,475	5,475
Income tax expense	22,279	17,411

Contribution to consolidated net income	$41,784	$42,873

Contribution to consolidated net income decreased $1.1 million in the current twelve-month period compared to the same period a year ago. Growth in operating margin and improvement in other income (expense) was more than offset by higher operating and financing costs.

Operating margin increased $29.6 million between periods. Customer growth, coupled with increased margin from electric generation and industrial customers during 2001, contributed $29 million in incremental margin, while rate relief added $20 million. Differences in heating demand caused by weather variations between periods resulted in a $19 million margin decrease. Modestly warmer-than-normal temperatures experienced during the current period reduced margin by $8 million. Prior-period margin was $11 million higher than expected due to temperatures that were ten percent colder than normal.

Operations and maintenance expense increased $24.1 million, or ten percent, reflecting general increases in labor and maintenance costs, higher uncollectible expenses, and incremental operating expenses associated with providing service to a steadily growing customer base.

Depreciation expense and general taxes increased $12 million, or nine percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $186 million, or eight percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate new customers.

Other income (expense) improved $15.5 million between periods. The current period includes a one-time pretax gain of $8.9 million for the sale of undeveloped property, a $3 million nonrecurring pretax gain on the sale of certain assets recognized in the fourth quarter of 2001, and an incremental $3.8 million of interest income primarily earned on deferred PGA account balances.

Net interest deductions increased $5.3 million, or seven percent, due primarily to incremental borrowings to finance construction expenditures.

Income tax expense in the current period includes $2.5 million of income tax benefits recognized in 2001 associated with the resolution of state income tax issues. The prior period includes $5 million of income tax benefits recognized in 2000 associated with the favorable resolution of certain federal tax issues and the statutory closure of open federal tax years.

Rates and Regulatory Proceedings

Nevada General Rate Cases. In July 2001, Southwest filed general rate applications with the Public Utilities Commission of Nevada (PUCN) seeking approval to increase annualized revenues by $21.7 million in its southern Nevada rate jurisdiction and $7.7 million in its northern Nevada rate jurisdiction. In November 2001, Southwest received approval from the PUCN to increase rates by $13.5 million, or five percent, annually in southern Nevada and $5.9 million, or five percent, annually in northern Nevada effective December 2001. In January 2002, the PUCN settled several open issues in the case regarding rate design. Changes included increasing the residential basic service charge by $2.00 per month in both jurisdictions, which should improve revenue stability in Nevada. The changes were effective February 2002 and did not impact the amount of rate relief granted.

California General Rate Cases. In February 2002, Southwest filed general rate applications with the California Public Utilities Commission (CPUC) for its northern and southern California jurisdictions. The application seeks annual increases over a five-year period beginning January 2003, which cumulatively amount to $6.3 million in northern California and $17.2 million in southern California. For 2003, an annualized $2.7 million, or 13 percent, revenue increase was requested for the northern jurisdiction and an annualized $6.7 million, or eight percent, revenue increase was requested for the southern jurisdiction. Additional smaller annual revenue increases are proposed in the subsequent years of the application through 2007. Hearings are expected to begin in the third quarter of 2002. The last general rate increases received in California were January 1998 in northern California and January 1995 in southern California.

PGA Filings

Arizona PGA Filings. In Arizona, Southwest adjusts rates monthly for changes in purchased gas costs, within pre-established limits. In January 2002, Southwest filed an advice letter with the Arizona Corporation Commission to eliminate a temporary rate adjustment surcharge, which was otherwise set to expire at the end of the second quarter of 2002. This action was taken in recognition of moderating gas costs and projections of PGA balancing account activity. The filing was approved effective February 2002, and reduces revenues by $31.9 million annually with no reduction to margin.

Nevada PGA Filings. In December 2001, Southwest submitted an out-of-cycle PGA filing to the PUCN for a $29.2 million decrease for southern Nevada customers. In January 2002, an additional decrease of $13.9 million was requested. The total of the two filings, $43.1 million, was agreed to in a settlement among all parties and approved by the PUCN effective February 2002. The filings were made in advance of the scheduled annual date to allow customers to receive the benefit of decreases experienced in natural gas costs. PGA changes impact cash flows but have no direct impact on profit margin.

California Order Instituting Investigation (OII). In July 2001, the CPUC ordered an investigation into the reasonableness of Southwest natural gas procurement practices and costs from June 1999 through May 2001, and related measures taken to minimize gas costs beyond May 2001. During the third quarter of 2001, Southwest filed a detailed report and testimony with the CPUC on these matters for both its northern and southern California service territories. The OII resulted from complaints by southern California customers about the size of monthly PGA rate increases that were necessary due to the unusually high cost of natural gas during the winter of 2000-2001. In regards to the southern California jurisdiction, the Office of Ratepayer Advocate and the County of San Bernardino recommended disallowances of $7.3 million and $11.7 million, respectively. No issues were raised related to the northern California rate jurisdiction. The proposed disallowances were based solely on decisions by Southwest not to purchase gas for storage during the winter of 2000-2001. Hearings were held in January 2002 with a final decision anticipated in the second quarter of 2002. Southwest defended its decisions related to storage, based on testimony which demonstrated that injecting additional volumes of natural gas into storage during the 2000 injection season (April through

September) could not be economically justified based on market conditions and price forecasts that existed at the time decisions were made. Management believes it has adequately defended the prudency of its gas procurement practices and, as a result, believes there is no legal basis for a disallowance.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The asset retirement obligations included within the scope of SFAS No. 143 are those that are unavoidable as a result of the acquisition, construction, development, or normal operation of long-lived assets. The standard requires that a legal obligation associated with the retirement of tangible long-lived assets be recognized as a liability when incurred. When a liability for an asset retirement obligation is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Entities are also required to recognize period-to-period changes for the liability related to asset retirement obligations resulting from the passage of time and/or revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. Upon initial application of SFAS No. 143, entities are required to recognize the following items in the statement of financial position: a liability for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of SFAS No. 143, an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and accumulated depreciation for the capitalized cost. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with early adoption encouraged. Management has not yet quantified the effects of the new standard on the financial position or results of operations of the Company.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation is pending in the U.S. District Court for the District of Arizona consisting of two cases that were originally filed in the District of Arizona (Civ ‘99 1294 PHX ROS and Civ ‘00 0119 PHX ROS), two cases that were transferred to the District of Arizona from the U.S. District Court for the Northern District of Oklahoma (Civ ‘00 1775 PHX ROS and Civ ‘00 1812 PHX ROS) and one case that was transferred to the District of Arizona from the U.S. District Court for the District of Nevada (Civ ‘00 0452 PHX ROS). All of the litigation relates to the now terminated acquisition of the Company by ONEOK, Inc. and the rejection of competing offers from Southern Union Company. This litigation is described in Item 3, “Legal Proceedings” in the Company’s 2001 Form 10-K filed with the SEC. There have been no new material developments related to these proceedings.

The Company has been named as a defendant in various other legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that none of this litigation will have a material adverse impact on the financial position or results of operations of the Company.

ITEMS 2-5.  None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report on Form 10-Q: Exhibit 12 - Computation of Ratios of Earnings to Fixed Charges.

(b)	Reports on Form 8-K None.

12
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 26, 2002	Southwest Gas Corporation (Registrant) /s/ Edward A. Janov Edward A. Janov Vice President and Chief Accounting Officer

13