Form 10-Q
period 2002-06-30
SOUTHWEST GAS CORP
filed 2002-08-13
CIK 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Common Stock, $1 Par Value, 33,033,279 shares as of August 1, 2002.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Thousands of dollars, except par value)

	JUNE 30, 2002	DECEMBER 31, 2001
ASSETS	(Unaudited)
Utility Plant:
Gas plant	$2,657,815	$2,561,937
Less: accumulated depreciation	(833,295)	(789,751)
Acquisition adjustments	2,804	2,894
Construction work in progress	58,208	50,491

Net utility plant	1,885,532	1,825,571

Other property and investments	87,009	92,511

Current assets:
Cash and cash equivalents	5,719	32,486
Accounts receivable, net of allowances	100,759	155,382
Accrued utility revenue	27,974	63,773
Income taxes receivable, net	--	26,697
Deferred income taxes	15,559	--
Deferred purchased gas costs	--	83,501
Prepaids and other current assets	41,893	38,310

Total current assets	191,904	400,149

Deferred charges and other assets	50,458	51,381

Total assets	$2,214,903	$2,369,612

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 45,000,000 shares; issued
and outstanding - 32,968,807 and 32,492,832 shares)	$34,599	$34,123
Additional paid-in capital	480,088	470,410
Retained earnings	65,433	56,667

Total common equity	580,120	561,200
Redeemable preferred securities of Southwest Gas Capital I	60,000	60,000
Long-term debt, less current maturities	1,028,269	796,351

Total capitalization	1,668,389	1,417,551

Current liabilities:
Current maturities of long-term debt	7,210	307,641
Short-term debt	1,500	93,000
Accounts payable	52,922	109,167
Customer deposits	32,013	30,288
Income taxes payable, net	10,002	--
Accrued general taxes	28,773	32,069
Accrued interest	21,815	20,423
Deferred income taxes	--	24,154
Deferred purchased gas costs	19,779	--
Other current liabilities	55,125	36,299

Total current liabilities	229,139	653,041

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	232,854	217,804
Other deferred credits	84,521	81,216

Total deferred income taxes and other credits	317,375	299,020

Total capitalization and liabilities	$2,214,903	$2,369,612

The accompanying notes are an integral part of these statements. 2
SOUTHWEST GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts) (Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		TWELVE MONTHS ENDED JUNE 30,
	2002	2001	2002	2001	2002	2001
Operating revenues:
Gas operating revenues	$211,425	$226,296	$667,630	$673,516	$1,187,216	$1,119,263
Construction revenues	49,698	52,664	92,994	92,942	203,638	186,833

Total operating revenues	261,123	278,960	760,624	766,458	1,390,854	1,306,096

Operating expenses:
Net cost of gas sold	104,622	129,462	379,285	409,169	647,663	610,186
Operations and maintenance	65,033	64,051	130,335	124,261	259,100	241,769
Depreciation and amortization	31,603	29,187	63,037	58,085	123,400	112,291
Taxes other than income taxes	8,789	8,220	17,809	16,939	33,650	31,646
Construction expenses	44,032	46,929	82,797	82,787	180,914	165,559

Total operating expenses	254,079	277,849	673,263	691,241	1,244,727	1,161,451

Operating income	7,044	1,111	87,361	75,217	146,127	144,645

Other income and (expenses):
Net interest deductions	(20,900)	(20,288)	(39,926)	(40,527)	(80,130)	(77,461)
Preferred securities distributions	(1,369)	(1,369)	(2,738)	(2,738)	(5,475)	(5,475)
Merger litigation settlements	(14,500)	--	(14,500)	--	(14,500)	--
Other income (deductions)	(3,571)	2,443	6,445	4,666	10,743	4,577

Total other income and (expenses)	(40,340)	(19,214)	(50,719)	(38,599)	(89,362)	(78,359)

Income (loss) before income taxes	(33,296)	(18,103)	36,642	36,618	56,765	66,286
Income tax expense (benefit)	(12,686)	(6,963)	14,356	13,949	19,992	20,775

Net income (loss)	$(20,610)	$(11,140)	$22,286	$22,669	$36,773	$45,511

Basic earnings (loss) per share	$(0.63)	$(0.35)	$0.68	$0.71	$1.13	$1.43

Diluted earnings (loss) per share	$(0.63)	$(0.35)	$0.67	$0.70	$1.12	$1.42

Dividends paid per share	$0.205	$0.205	$0.41	$0.41	$0.82	$0.82

Average number of common shares outstanding	32,897	32,000	32,759	31,911	32,542	31,717
Average shares outstanding (assuming dilution)	--	--	33,025	32,172	32,820	31,967
The accompanying notes are an integral part of these statements. 3
SOUTHWEST GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of dollars) (Unaudited)

	SIX MONTHS ENDED JUNE 30,		TWELVE MONTHS ENDED JUNE 30,
	2002	2001	2002	2001
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$22,286	$22,669	$36,773	$45,511
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	63,037	58,085	123,400	112,291
Deferred income taxes	(24,663)	(5,176)	(30,662)	76,238
Changes in current assets and liabilities:
Accounts receivable, net of allowances	59,623	20,838	19,012	(50,597)
Accrued utility revenue	35,799	32,900	(3,001)	(1,600)
Deferred purchased gas costs	103,280	(41,005)	152,848	(131,791)
Accounts payable	(56,245)	(115,079)	(26,678)	37,177
Accrued taxes	33,403	22,258	29,911	(37,093)
Other current assets and liabilities	16,895	39,883	11,063	(12,651)
Other	(6,245)	24,710	(2,827)	25,048

Net cash provided by operating activities	247,170	60,083	309,839	62,533

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(122,770)	(119,380)	(268,970)	(239,342)
Other	12,517	(1,551)	18,386	2,693

Net cash used in investing activities	(110,253)	(120,931)	(250,584)	(236,649)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	10,154	8,675	18,540	16,546
Dividends paid	(13,422)	(13,071)	(26,674)	(25,990)
Issuance of long-term debt, net	203,523	206,187	210,362	247,374
Retirement of long-term debt, net	(205,439)	(4,197)	(215,965)	(8,308)
Temporary changes in long-term debt	(67,000)	(21,000)	(46,000)	(21,000)
Change in short-term debt	(91,500)	(128,835)	(665)	(36,910)

Net cash provided by (used in) financing activities	(163,684)	47,759	(60,402)	171,712

Change in cash and cash equivalents	(26,767)	(13,089)	(1,147)	(2,404)
Cash at beginning of period	32,486	19,955	6,866	9,270

Cash at end of period	$5,719	$6,866	$5,719	$6,866

Supplemental information:
Interest paid, net of amounts capitalized	$37,375	$34,713	$76,694	$69,611
Income taxes paid (received), net	1,431	(4,138)	18,755	(16,731)

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

Basis of Presentation. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2001 Annual Report to Shareholders, which is incorporated by reference into the 2001 Form 10-K, and the first quarter 2002 Form 10-Q.

Intercompany Transactions. The construction services segment recognizes revenues generated from contracts with Southwest (see Note 2 below). Accounts receivable for these services were $6.4 million at June 30, 2002 and $4.3 million at December 31, 2001. The accounts receivable balance, revenues, and associated profits are included in the consolidated financial statements of the Company and were not eliminated during consolidation in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.”

Note 2 – Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas Operations	Construction Services	Total
Six months ended June 30, 2002
Revenues from external customers	$667,630	$62,359	$729,989
Intersegment revenues	--	30,635	30,635

Total	$667,630	$92,994	$760,624

Segment net income	$20,657	$1,629	$22,286

Six months ended June 30, 2001
Revenues from external customers	$673,516	$61,506	$735,022
Intersegment revenues	--	31,436	31,436

Total	$673,516	$92,942	$766,458

Segment net income	$20,964	$1,705	$22,669

Note 3 – Merger-related Litigation Settlements

Litigation in Arizona related to the now terminated acquisition of the Company by ONEOK, Inc. (ONEOK) and the rejection of competing offers from Southern Union Company (Southern Union) was recently resolved. For additional background information, see Item 3 “Legal Proceedings” in the 2001 Form 10-K filed by the Company with the SEC.

In August 2002, the Company reached final settlements with both Southern Union and ONEOK related to this litigation. The Company will pay Southern Union $17.5 million to resolve all remaining Southern Union claims against the Company and its officers. ONEOK will pay the Company $3 million to resolve all claims between the Company and ONEOK.

The net after-tax impact of the settlements was a $9 million, or $0.28 per share, charge and was reflected in the second quarter 2002 financial statements. Prior to 2002, the impact to Company financial results for merger litigation costs was not significant as most defense costs were reimbursed by insurance. However, recently the Company exhausted its first layer of insurance coverage and began filing claims with a different insurance provider for reimbursement under its second layer of coverage. The Company and the insurance provider are in dispute over the type of coverage and whether it applies to the Southern Union settlement or related litigation defense costs. Because of this dispute, the Company recognized the full amount of the Southern Union settlement in the second quarter charge. Management cannot predict the amount, if any, of insurance cost reimbursement the Company may receive.

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

Southwest purchases, transports, and distributes natural gas to approximately 1,417,000 residential, commercial, industrial and other customers, of which 56 percent are located in Arizona, 35 percent are in Nevada, and 9 percent are in California. During the twelve months ended June 30, 2002, Southwest earned 57 percent of operating margin in Arizona, 35 percent in Nevada, and 8 percent in California. During this same period, Southwest earned 83 percent of operating margin from residential and small commercial customers, 9 percent from other sales customers, and 8 percent from transportation customers. The percentage of transportation margin when compared to previous years reflects a shift by a number of large commercial and industrial customers from transportation service to sales service.

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

Southwest continues to experience significant customer growth. Financing this growth has required large amounts of capital to pay for new transmission and distribution plant, to keep up with consumer demand. During the twelve-month period ended June 30, 2002, capital expenditures for the natural gas operations segment were $253 million. Approximately 70 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest (net of dividends) fully funded the required capital resources pertaining to these construction expenditures. Such cash flows were favorably impacted by changes in the purchased gas adjustment (PGA) recovery rates resulting in the collection of previously deferred purchased gas costs from customers and general rate relief.

In June 2002, the Company announced an agreement to purchase Black Mountain Gas Company (BMG), a gas utility serving Cave Creek and Page, Arizona. BMG has approximately 7,300 natural gas customers in a rapidly growing area north of Phoenix, Arizona. Regulatory approvals by the Arizona Corporation Commission (ACC) and the SEC are needed to consummate the purchase, which is expected to be completed in early 2003. The acquisition will be financed using existing credit facilities.

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

In May 2002, the Company issued $200 million in Senior Unsecured Notes, due 2012, bearing interest at 7.625%. The net proceeds from the sale of the Senior Unsecured Notes were used to redeem the $100 million 9 ¾% Debentures, Series F, in June 2002, and to reduce outstanding revolving credit loans.

In May 2002, the Company replaced the existing $350 million revolving credit facility that expired in June 2002 with a $125 million three-year facility and a $125 million 364-day facility. Of the total $250 million facility, $100 million will be designated as long-term debt. Interest rates for the new facility are calculated at either LIBOR plus or minus a competitive margin, or the greater of the prime rate or one-half of one percent plus the Federal Funds rate.

The rate schedules in all of the service territories contain PGA clauses, which permit adjustments to rates as the cost of purchased gas changes. On an interim basis, Southwest generally defers over or under collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At December 31, 2001 the combined balances in PGA accounts totaled an under collection of $84 million. At June 30, 2002 the combined balances reflected an over collection of $20 million. Southwest utilizes short-term borrowings to finance PGA under-collected balances. Southwest has short-term borrowing capacity of $150 million, which is considered adequate to meet anticipated needs. See Rates and Regulatory Proceedings for the status of current PGA filings.

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

Results of Consolidated Operations

	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2002	2001	2002	2001	2002	2001
Contribution to net income
(Thousands of dollars)
Natural gas operations	$(21,830)	$(12,365)	$20,657	$20,964	$32,319	$41,457
Construction services	1,220	1,225	1,629	1,705	4,454	4,054

Net income (loss)	$(20,610)	$(11,140)	$22,286	$22,669	$36,773	$45,511

Earnings (loss) per share
Natural gas operations	$(0.67)	$(0.39)	$0.63	$0.66	$0.99	$1.30
Construction services	0.04	0.04	0.05	0.05	0.14	0.13

Consolidated	$(0.63)	$(0.35)	$0.68	$0.71	$1.13	$1.43

See separate discussion at Results of Natural Gas Operations.

Construction services earnings per share for the three, six and twelve months ended June 30, 2002 were relatively unchanged when compared to the same periods ended June 30, 2001. Stable earnings and revenues were primarily attributable to the retention and renewal of a high percentage of existing contracts during the twelve-month period.

The following table sets forth the ratios of earnings to fixed charges for the Company:

	For the Twelve Months Ended
	June 30, 2002	December 31, 2001
Ratio of earnings to fixed charges	1.59	1.59

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), preferred securities distributions, and amortized debt costs.

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended June 30,
	2002	2001
	(Thousands of dollars)
Gas operating revenues	$211,425	$226,296
Net cost of gas sold	104,622	129,462

Operating margin	106,803	96,834
Operations and maintenance expense	65,033	64,051
Depreciation and amortization	27,938	25,798
Taxes other than income taxes	8,789	8,220

Operating income (loss)	5,043	(1,235)
Merger litigation settlements	(14,500)	--
Other income (expense)	(3,939)	2,119

Income (loss) before interest and income taxes	(13,396)	884
Net interest deductions	20,533	19,753
Preferred securities distributions	1,369	1,369
Income tax expense (benefit)	(13,468)	(7,873)

Contribution to consolidated net income (loss)	$(21,830)	$(12,365)

Contribution from natural gas operations declined $9.5 million in the second quarter of 2002 compared to the same period a year ago. The impact of the merger litigation settlements, coupled with higher operating expenses and an unfavorable change to other income (expense), was partially offset by increased operating margin.

Operating margin increased $10 million, or ten percent, in the second quarter of 2002 compared to the same period in 2001. The increase was the result of general rate relief and customer growth, partially offset by the impacts of weather between periods. General rate relief granted in Arizona and Nevada during the fourth quarter of 2001 added $10 million of operating margin. The Company served 56,000, or four percent, more customers than a year ago, who contributed $5 million in incremental margin. Operating margin was reduced by $5 million between periods due to near record warm temperatures experienced throughout the Southwest during April 2002.

Operations and maintenance expense increased $1 million, or two percent, reflecting general cost increases and costs associated with the continued expansion and upgrading of the gas system to accommodate customer growth. Operations and maintenance expenses overall are expected to trend higher for the calendar year, consistent with the year-to-date results.

Depreciation expense and general taxes increased $2.7 million, or eight percent, as a result of construction activities. Average gas plant in service increased $197 million, or eight percent, as compared to the second quarter of 2001. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

During the second quarter 2002, the Company recorded a net $14.5 million nonrecurring pretax charge related to the settlements of merger-related litigation. See Merger-related Litigation Settlements for additional information.

Other income (expense) declined $6.1 million between periods. The current period includes a $1.6 million reduction in interest income primarily earned on the deferred PGA account balances, a $1.5 million charge for a potential regulatory disallowance in California and a $2.5 million increase in merger litigation costs.

Six-Month Analysis

	Six Months Ended June 30,
	2002	2001
	(Thousands of dollars)
Gas operating revenues	$667,630	$673,516
Net cost of gas sold	379,285	409,169

Operating margin	288,345	264,347
Operations and maintenance expense	130,335	124,261
Depreciation and amortization	55,740	51,442
Taxes other than income taxes	17,809	16,939

Operating income	84,461	71,705
Merger litigation settlements	(14,500)	--
Other income (expense)	5,758	4,095

Income before interest and income taxes	75,719	75,800
Net interest deductions	39,168	39,528
Preferred securities distributions	2,738	2,738
Income tax expense	13,156	12,570

Contribution to consolidated net income	$20,657	$20,964

Contribution from natural gas operations declined $307,000 in the first six months of 2002 compared to the same period a year ago. The decrease was principally the result of the merger litigation settlements and increased operating expenses, partially offset by higher operating margin and improved other income (expense).

Operating margin increased $24 million, or nine percent compared to the same period a year ago. The increase was the result of general rate relief and customer growth, partially offset by the impacts of weather between periods. General rate relief granted in Arizona and Nevada during the fourth quarter of 2001 added $25 million of operating margin. Customer growth contributed $10 million of incremental operating margin. Differences in heating demand caused by weather variations between periods resulted in an $11 million margin decrease. Near record warm temperatures during April 2002 negatively impacted current period margin while the prior period benefited from temperatures which were on average seven percent colder than normal.

Operations and maintenance expense increased $6.1 million, or five percent, reflecting general increases in labor and maintenance costs, along with other operating expenses incurred to provide service to a steadily growing customer base.

Depreciation expense and general taxes increased $5.2 million, or eight percent, as a result of construction activities. Average gas plant in service increased $195 million, or eight percent, as compared to the first six months of 2001. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

During the second quarter 2002, the Company recorded a net $14.5 million nonrecurring pretax charge related to the settlements of merger-related litigation. See Merger-related Litigation Settlements for additional information.

Other income (expense) improved $1.7 million between periods. The current period includes a one-time pre-tax gain of $8.9 million on the sale of undeveloped property, partially offset by a $3 million reduction in interest income primarily earned on the deferred PGA account balances, a $1.5 million charge for a potential regulatory disallowance in California and a $2.1 million increase in merger litigation costs.

Twelve-Month Analysis

	Twelve Months Ended June 30,
	2002	2001
	(Thousands of dollars)
Gas operating revenues	$1,187,216	$1,119,263
Net cost of gas sold	647,663	610,186

Operating margin	539,553	509,077
Operations and maintenance expense	259,100	241,769
Depreciation and amortization	108,796	99,295
Taxes other than income taxes	33,650	31,646

Operating income	138,007	136,367
Merger litigation settlements	(14,500)	--
Other income (expense)	9,357	3,795

Income before interest and income taxes	132,864	140,162
Net interest deductions	78,386	75,535
Preferred securities distributions	5,475	5,475
Income tax expense	16,684	17,695

Contribution to consolidated net income	$32,319	$41,457

Contribution to consolidated net income decreased $9.1 million in the current twelve-month period compared to the same period a year ago. The impact of the merger litigation settlements, coupled with higher operating and financing costs, was partially offset by growth in operating margin and improvement in other income (expense).

Operating margin increased $30 million between periods. Customer growth, coupled with increased margin from electric generation and industrial customers during the second half of 2001, contributed $26 million in incremental margin, while rate relief added $30 million. Differences in heating demand caused by weather variations between periods resulted in a $26 million margin decrease. Warmer-than-normal temperatures experienced during the fourth quarter of 2001 and second quarter of 2002 negatively impacted margin by $13 million. Prior-period margin was $13 million higher than expected due to temperatures that were ten percent colder than normal.

Operations and maintenance expense increased $17.3 million, or seven percent, reflecting general increases in labor and maintenance costs, higher uncollectible expenses, and incremental operating expenses associated with providing service to a steadily growing customer base.

Depreciation expense and general taxes increased $11.5 million, or nine percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $190 million, or eight percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate new customers.

During the second quarter 2002, the Company recorded a net $14.5 million nonrecurring pretax charge related to the settlements of merger-related litigation. See Merger-related Litigation Settlements for additional information.

Other income (expense) improved $5.6 million between periods. The current period includes a one-time pretax gain of $8.9 million for the sale of undeveloped property and a $3 million nonrecurring pretax gain on the sale of certain assets recognized in the fourth quarter of 2001. These gains were partially offset by a $1.2 million decrease in interest income primarily earned on deferred PGA account balances, a $1.5 million charge for a potential regulatory disallowance in California and a $3.2 million increase in merger litigation costs.

Net interest deductions increased $2.9 million, or four percent, due primarily to incremental borrowings to finance construction expenditures.

Income tax expense in the current period includes $2.5 million of income tax benefits recognized in 2001 associated with the resolution of state income tax issues. The prior period includes $4.4 million of income tax benefits recognized in 2000 associated with the favorable resolution of certain federal tax issues and the statutory closure of open federal tax years.

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

In July 2002, the Office of Ratepayer Advocates (ORA) filed testimony in the rate case recommending significant reductions to the rate increases sought by Southwest. The ORA did concur with the majority of the Southwest rate design proposals including a margin tracking mechanism to mitigate weather-related usage variations. Hearings are scheduled to begin in August 2002 with a decision expected by year-end. The last general rate increases received in California were January 1998 in northern California and January 1995 in southern California.

Arizona Capacity Issues. Southwest arranges for transportation of gas to its Arizona service territories exclusively through the El Paso Natural Gas Company (El Paso) pipeline system. In its Arizona service territories, Southwest receives the contractual benefit of being a full-requirements shipper on the El Paso system. The capacity needs of a full-requirements shipper are met before those of other shippers. Certain filings by El Paso with the Federal Energy Regulatory Commission (FERC) during 2001 prompted non full-requirements shippers to file a complaint with the FERC. This complaint alleges among other things that unlimited rights of full-requirements shippers cause damage to other shippers because there is insufficient pipeline capacity to serve all firm requirements for all shippers.

Virtually all of El Paso’s customers in Arizona, New Mexico and Texas are full requirements customers, while El Paso transports natural gas for its customers in California and Nevada subject to a specific maximum daily quantity, or contract demand limitation. Over the past two years, the demand for natural gas on the El Paso system has risen; primarily due to increased electric power generation fuel needs and market area growth. As a result, shippers are increasingly having their available quantity reduced.

In May 2002, the FERC issued an order requiring that full requirements service be terminated as of November 2002. In addition, it was ordered that full requirements transportation service agreements would be converted to contract demand-type service agreements as of November 2002, and that the full requirements customers would have an opportunity to negotiate an allocation of the system capacity determined by El Paso to be in excess of the capacity needed to fully serve the contract demand shippers. If the customers fail to agree upon an allocation, then the FERC will establish an allocation methodology for the customers. Management believes that although it is difficult to predict the impact of the FERC action on Southwest, sufficient capacity will probably be available on the El Paso system to serve the needs of Arizona customers. However, additional costs are likely to be incurred to acquire such capacity. It is anticipated that these additional costs would be collected from customers, principally through the PGA mechanism.

PGA Filings

Arizona PGA Filings. In Arizona, Southwest adjusts rates monthly for changes in purchased gas costs, within pre-established limits. In January 2002, Southwest filed an advice letter with the ACC to eliminate a temporary rate adjustment surcharge, which was otherwise set to expire at the end of the second quarter of 2002. This action was taken in recognition of moderating gas costs and projections of PGA balancing account activity. The filing was approved effective February 2002, and reduces revenues by $31.9 million annually with no reduction to margin.

Nevada PGA Filings. In December 2001, Southwest submitted an out-of-cycle PGA filing to the PUCN for a $29.2 million decrease for southern Nevada customers. In January 2002, an additional decrease of $13.9 million was requested. The total of the two filings, $43.1 million, was agreed to in a settlement among all parties and approved by the PUCN effective February 2002. The filings were made in advance of the scheduled annual date to allow customers to receive the benefit of decreases experienced in natural gas costs. PGA changes impact cash flows but have no direct impact on profit margin. In June 2002, Southwest filed its annual PGA, which requested no change in effective rates for either the southern or northern Nevada rate jurisdiction. The annual PGA is expected to go to hearing during the fourth quarter of 2002.

California Order Instituting Investigation (OII). In July 2001, the CPUC ordered an investigation into the reasonableness of Southwest natural gas procurement practices and costs from June 1999 through May 2001, and related measures taken to minimize gas costs beyond May 2001. During the third quarter of 2001, Southwest filed a detailed report and testimony with the CPUC on these matters for both its northern and southern California service territories. The OII resulted from complaints by southern California customers about the size of monthly PGA rate increases that were necessary due to the unusually high cost of natural gas during the winter of 2000-2001. In regards to the southern California jurisdiction, the ORA and County of San Bernardino recommended disallowances of $7.3 million and $11.7 million, respectively. No issues were raised related to the northern California rate jurisdiction. The proposed disallowances were based solely on decisions by Southwest not to purchase additional gas for storage during the winter of 2000-2001. Hearings were held in January 2002. Southwest defended its decisions related to storage, based on testimony which demonstrated that injecting additional volumes of natural gas into storage during the 2000 injection season (April through September) could not be economically justified based on market conditions and price forecasts that existed at the time decisions were made.

During May 2002, the Administrative Law Judge issued a proposed decision and the Presiding Commissioner issued an alternate decision (AD) related to this matter. The proposed decision recommended that Southwest be disallowed $3.2 million, while the AD recommended a $5.8 million disallowance. Both draft decisions concluded that Southwest should have had a higher gas storage inventory level than it had going into the winter of 2000-2001. During July 2002, a second AD was drafted by another Commissioner, recommending a disallowance of nearly $1.5 million. Although Southwest continues to assert that no disallowance is warranted in the proceeding, an estimated $1.5 million liability was recognized in its second quarter 2002 financial statements based on management’s belief that a disallowance will be ordered. All three proposed decisions are scheduled to be on the Commission’s agenda during late August 2002, at which time the Commission may act or postpone action until a later date.

Merger-related Litigation Settlements

Litigation in Arizona related to the now terminated acquisition of the Company by ONEOK, Inc. (ONEOK) and the rejection of competing offers from Southern Union Company (Southern Union) was recently resolved. For additional background information, see Item 3 “Legal Proceedings” in the 2001 Form 10-K filed by the Company with the SEC.

In August 2002, the Company reached final settlements with both Southern Union and ONEOK related to this litigation. The Company will pay Southern Union $17.5 million to resolve all remaining Southern Union claims against the Company and its officers. ONEOK will pay the Company $3 million to resolve all claims between the Company and ONEOK.

The net after-tax impact of the settlements was a $9 million, or $0.28 per share, charge and was reflected in the second quarter 2002 financial statements. Prior to 2002, the impact to Company financial results for merger litigation costs was not significant as most defense costs were reimbursed by insurance. However, recently the Company exhausted its first layer of insurance coverage and began filing claims with a different insurance provider for reimbursement under its second layer of coverage. The Company and the insurance provider are in dispute over the type of coverage and whether it applies to the Southern Union settlement or related litigation defense costs. Because of this dispute, the Company recognized the full amount of the Southern Union settlement in the second quarter charge. Management cannot predict the amount, if any, of insurance cost reimbursement the Company may receive.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The asset retirement obligations included within the scope of SFAS No. 143 are those that are unavoidable as a result of the acquisition, construction, development, or normal operation of long-lived assets. The standard requires that a legal obligation associated with the retirement of tangible long-lived assets be recognized as a liability when incurred. When a liability for an asset retirement obligation is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Entities are also required to recognize period-to-period changes for the liability related to asset retirement obligations resulting from the passage of time and/or revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. Upon initial application of SFAS No. 143, entities are required to recognize the following items in the statement of financial position: a liability for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of SFAS No. 143, an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and accumulated depreciation for the capitalized cost. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with early adoption encouraged. Management has not yet quantified the effects of the new standard on the financial position or results of operations of the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” The rescission of SFAS Nos. 4 and 64 is effective for fiscal years beginning after May 15, 2002. All other provisions of SFAS No. 145 are effective for transactions entered into, or financial statements issued, after May 15, 2002. The effective portions of the standard were adopted without impact during the second quarter of 2002 and management believes the remaining portions of the new standard will have no material effect on the financial position or results of operations of the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability be recognized at fair value for a cost associated with an exit or disposal activity when the liability is incurred. Exit or disposal activities include a sale or termination of a line of business, the closure of business activities in a particular location, the relocation of business activities from one location to another, changes in management structure, and a fundamental reorganization that affects the nature and focus of operations. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management believes the new standard will have no material effect on the financial position or results of operations of the Company.

Forward-Looking Statements

This report contains statements which constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, the impact of weather variations on customer usage, customer growth rates, natural gas prices, the effects of regulation/deregulation, the timing and amount of rate relief, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, acquisitions and competition.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

Merger-related Litigation Settlements

Litigation in Arizona related to the now terminated acquisition of the Company by ONEOK and the rejection of competing offers from Southern Union was recently resolved. For additional background information, see Item 3 “Legal Proceedings” in the 2001 Form 10-K filed by the Company with the SEC.

In August 2002, the Company reached final settlements with both Southern Union and ONEOK related to this litigation. The Company will pay Southern Union $17.5 million to resolve all remaining Southern Union claims against the Company and its officers. ONEOK will pay the Company $3 million to resolve all claims between the Company and ONEOK. The net after-tax impact of the settlements was a $9 million, or $0.28 per share, charge and was reflected in the second quarter 2002 financial statements.

ITEMS 2-3.    None

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on May 9, 2002. Matters voted upon and the results of the voting were as follows:

(1)	Cumulative voting became effective for all shareholders when the intent to cumulatively vote shares was announced at the Annual Meeting of Shareholders. Each shareholder/proxy was entitled to give one nominee for director a number of votes equal to the number of directors to be elected (in this case 11) multiplied by the number of votes to which the shareholder’s shares were normally entitled. A shareholder/proxy could distribute their votes on the same principle among as many of the nominees for director as the shareholder/proxy desired. Withholding votes or voting against a nominee had no legal effect. The 11 nominees that received the highest allocation of affirmative votes were elected as indicated below.

Name

George C. Biehl
Manuel J. Cortez
Mark M. Feldman
David H. Gunning
Thomas Y. Hartley
Michael B. Jager
Leonard R. Judd
James J. Kropid
Michael O. Maffie
Carolyn M. Sparks
Terrance L. Wright
Michael Melarkey
Votes 26,038,231 26,041,091 17,600,000 26,038,231 26,038,231 26,038,231 26,038,231 26,038,231 26,038,231 26,038,231 26,038,231 12,540,616	Elected Yes Yes Yes Yes Yes Yes Yes Yes Yes Yes Yes No
(2)	The 2002 Stock Incentive Plan was approved. Shareholders voted 20,806,717 shares in favor, 4,549,089 against, and 3,092,348 abstentions.

(3)	The amended and restated Management Incentive Plan was approved. Shareholders voted 21,517,944 shares in favor, 3,801,504 against, and 3,128,706 abstentions.

ITEM 5.        OTHER INFORMATION

Until further notice, any shareholder planning to nominate an individual as a director nominee must identify themselves and disclose information regarding their nominee(s). The nominee specific information must parallel the information required to be disclosed in soliciting proxies for election of directors under SEC regulations, including the nominee’s written consent to be named in the proxy statement and to serving as a director, if elected. Notice must be received at the principal executive offices of the Company 20 days before the Annual Meeting or within 10 days following the notice of any (i) postponement of the Annual Meeting by more than 30 days and (ii) Special Meeting at which directors are to be elected.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report on Form 10-Q: Exhibit 3(ii) - Amended Bylaws of Southwest Gas Corporation. Exhibit 12 - Computation of Ratios of Earnings to Fixed Charges.
(b)	Reports on Form 8-K:

On May 6, 2002, the Company filed a Form 8-K with exhibits pertaining to the final Prospectus Supplement for the $200,000,000 7.625% Senior Unsecured Notes due 2012. Exhibits included the Underwriting Agreement, the Pricing Agreement, the Fourth Supplemental Indenture, the Form of 7.625% Senior Unsecured Notes due 2012, and the Opinion of O’Melveny & Myers LLP.

On May 28, 2002, the Company filed a Form 8-K reporting the dismissal of Arthur Andersen LLP and the hiring of PricewaterhouseCoopers LLP as auditors for Southwest Gas Corporation effective May 28, 2002.

On August 12, 2002, the Company reported summary financial information for the quarter, year to date and twelve months ended June 30, 2002 pursuant to Item 9 of Form 8-K.

17 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 13, 2002	Southwest Gas Corporation (Registrant) /s/ Roy R. Centrella Roy R. Centrella Vice President/Controller and Chief Accounting Officer
18