Form 10-K
period 2002-12-31
SOUTHWEST GAS CORP
filed 2003-03-28
CIK 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 1-7850

SOUTHWEST GAS CORPORATION
(Exact name of registrant as specified in its charter)

California	88-0085720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5241 Spring Mountain Road Post Office Box 98510 Las Vegas, Nevada	89193-8510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 876-7237

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1 par value	New York Stock Exchange, Inc. Pacific Stock Exchange, Inc.
9.125% Trust Originated Preferred Securities	New York Stock Exchange, Inc. Pacific Stock Exchange, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer.

Yes ☒	No ☐

Aggregate market value of the voting stock held by nonaffiliates of the registrant:
$815,977,973 as of June 28, 2002

The number of shares outstanding of common stock:
Common Stock, $1 Par Value, 33,534,271 shares as of March 10, 2003

DOCUMENTS INCORPORATED BY REFERENCE

Description	Part Into Which Incorporated

Annual Report to Shareholders for the Year Ended December 31, 2002 Proxy Statement to be dated March 31, 2003	Parts I, II, and IV Part III

PART I

Item 1.	BUSINESS

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

          Financial information with respect to industry segments is included in Note 11 of the Notes to Consolidated Financial Statements which is included in the 2002 Annual Report to Shareholders and is incorporated herein by reference.

          The Company maintains a Web site (www.swgas.com) for the benefit of shareholders, investors, customers, and other interested parties. The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports available, free of charge, through its Web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).

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

          Southwest purchases, transports, and distributes natural gas to 1,455,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California.  There were 58,000 customers added to the system during 2002.

          The table below lists the percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

For the Year Ended	Residential and Small Commercial	Other Sales Customers	Transportation

December 31, 2002	83%	7%	10%
December 31, 2001	82%	8%	10%
December 31, 2000	84%	3%	13%

          Southwest is not dependent on any one or a few customers to the extent that the loss of any one or several would have a significant adverse impact on earnings.

          Transportation of customer-secured gas to end-users accounted for 52 percent of total system throughput in 2002. Although the volumes were significant, these customers provide a much smaller proportionate share of operating margin. Customers who utilized this service transported 133 million dekatherms in 2002, 127 million dekatherms in 2001, and 148 million dekatherms in 2000. The changes between years primarily reflect shifts by a number of large commercial and industrial customers between transportation service and sales service.

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

          Rates charged to customers vary according to customer class and rate jurisdiction and are set at levels allowing for the recovery of all prudently incurred costs, including a return on rate base sufficient to pay interest on debt, preferred securities distributions, and a reasonable return on common equity.  Rate base consists generally of the original cost of utility plant in service, plus certain other assets such as working capital and inventories, less accumulated depreciation on utility plant in service, net deferred income tax liabilities, and certain other deductions.  Rate schedules in all service areas contain purchased gas adjustment (PGA) clauses, which allow Southwest to file for rate adjustments as the cost of purchased gas changes.  In Nevada, tariffs provide for annual adjustment dates for changes in purchased gas costs. In addition, Southwest may request to adjust rates more often, if market conditions warrant.  In Arizona, Southwest adjusts rates monthly for changes in purchased gas costs, within pre-established limits. In California, a monthly gas cost adjustment based on forecasted monthly prices is used to adjust rates. PGA rate changes affect cash flows but have no direct impact on profit margin.  Filings to change rates in accordance with PGA clauses are subject to audit by the appropriate state regulatory commission staff.  Information with respect to recent general rate cases and PGA filings is included in the Rates and Regulatory Proceedings section of Management’s Discussion and Analysis (MD&A) in the 2002 Annual Report to Shareholders.

          The table below lists the docketed general rate filings last initiated and/or completed within each ratemaking area:

Ratemaking Area	Filing	Date Filed	Date Final Rates Effective

Arizona	General rate case	May 2000	November 2001
California:
Northern and Southern	General rate case	February 2002	Pending
Nevada:
Northern and Southern	General rate case	July 2001	December 2001
FERC:
Paiute	General rate case	July 1996	January 1997

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

          Demand for natural gas is greatly affected by temperature.  On cold days, use of gas by residential and commercial customers may be as much as six times greater than on warm days because of increased use of gas for space heating. To fully satisfy this increased high-priority demand, gas is withdrawn from storage in certain service areas, or peaking supplies are purchased from suppliers.  If necessary, service to interruptible lower-priority customers may be curtailed to provide the needed delivery system capacity. No curtailment occurred during the latest peak heating season. Southwest maintains no backlog on its orders for gas service.

Natural Gas Supply

          Southwest is responsible for acquiring (purchasing) and arranging delivery of (transporting) natural gas to its system for all sales customers.  Southwest believes that natural gas supplies and pipeline capacity for transportation will continue to be sufficient to meet market demands in its service territories.

          The primary objective of Southwest with respect to gas supply is to ensure that adequate, as well as economical, supplies of natural gas are available from reliable sources.  Gas is acquired from a wide variety of sources and a mix of purchase provisions, including spot market purchases and firm supplies with a variety of terms. During 2002, Southwest acquired gas supplies from 55 suppliers.  This practice mitigates the risk of nonperformance by any one supplier.

          Balancing reliable supply assurances with the associated costs results in a continually changing mix of purchase provisions within the supply portfolios.  To address the unique requirements of its various market areas, Southwest assembles and administers separate natural gas supply portfolios for each of its jurisdictional areas. Firm and spot market natural gas purchases are made in a competitive bid environment. Southwest has experienced price volatility over the past several years, as the weighted average delivered cost of natural gas has ranged between 27 cents per therm in 1998 and 55 cents per therm in 2001.  During 2002, Southwest paid 38 cents per therm. To mitigate customer exposure to market price volatility, Southwest continues to purchase a significant percentage of its forecasted annual normal weather requirements under firm, fixed-price arrangements that are secured periodically throughout the year.

          The firm, fixed price arrangements are structured such that a stated volume of gas is required to be scheduled by Southwest and delivered by the supplier.  If the gas is not needed by Southwest or cannot be procured by the supplier, the contract provides for fixed or market-based penalties to be paid by the non-performing party.  In the event that demand on Southwest’s system is lower than expected, Southwest may have the opportunity to forego the purchase at a negotiated price in excess of the contracted price during periods of extreme price volatility.  Any savings would reduce the overall cost of gas for the purchase period.

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

          Southwest arranges for transportation of gas to its Arizona, Nevada, and California service territories through the pipeline systems of El Paso Natural Gas Company (El Paso), Kern River Gas Transmission Company (Kern River), Transwestern Pipeline Company, Northwest Pipeline Corporation, Paiute Pipeline Company, and Southern California Gas Company. Supply and pipeline capacity availability on both short- and long-term bases is continually monitored by

Southwest to ensure the reliability of service to its customers.  Southwest currently receives firm transportation service, both on a short- and long-term basis, for all of its service territories on the pipeline systems noted above, and also has interruptible contracts in place that allow additional capacity to be acquired should an unforeseen need arise.

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

          Southwest is dependent upon the El Paso pipeline system for the transportation of gas to virtually all of its Arizona service territories.  Southwest receives transportation service from El Paso to its Arizona service territories under a full requirements contract.  Under full requirements service, El Paso is obligated to transport all of a customer’s gas requirements each day, and the customer is obligated to have El Paso, and only El Paso, transport its requirements.  Virtually all of El Paso’s customers in Arizona, New Mexico, and Texas are full requirements customers, while El Paso transports gas for its customers in California and Nevada subject to a specific maximum daily quantity, or contract demand limitation.

          Since November 1999, the FERC has been examining capacity allocation issues on the El Paso system in several proceedings.  During that time, the demand for natural gas on the El Paso system has risen primarily due to increased electric power generation fuel needs and market area growth.  As a result, shippers have been increasingly experiencing reductions in the quantities of gas that they have been receiving from their daily transportation nominations.  Many of the contract demand shippers have argued that the growth in the full requirements shippers’ volumes, coupled with El Paso’s failure to expand its system, have impaired their ability to receive all of the service to which they are entitled.

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

          In September 2002, the FERC issued an order of clarification for the May 2002 order. Among other things, the FERC determined that full requirements customers had not agreed upon an allocation of capacity and, therefore, the FERC established a methodology to allocate capacity among the full requirements customers. In addition, the FERC postponed conversion of full requirements service agreements to contract demand-type service agreements until May 2003. Because the proceeding is ongoing, further modifications to previous orders as well as additional rulings may occur.

          Management believes that it is difficult to predict the ultimate outcome of the proceedings or the impact of the FERC action on Southwest. However, by delaying the effective date of the order, Southwest maintained sufficient capacity during the winter of 2002-2003 to serve its Arizona customers. Management also expects that sufficient capacity will be available to Southwest in the future, but additional costs may be incurred to acquire such capacity. It is anticipated that any additional costs will be collected from customers, principally through the PGA mechanism.

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

          Southwest continues to compete with interstate transmission pipeline companies, such as El Paso, Kern River, and Tuscarora Gas Transmission Company, to provide service to certain large end-users.  End-use customers located in close proximity to these interstate pipelines pose a potential bypass threat and, therefore, require Southwest to closely monitor each customer situation and provide competitive service in order to retain the customer. Southwest has remained competitive through the use of negotiated transportation contract rates, special long-term contracts with electric generation and cogeneration customers, and other tariff programs. These competitive response initiatives have mitigated the loss of margin earned from large customers.

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

Employees

          At December 31, 2002, the natural gas operations segment had 2,546 regular full-time equivalent employees, of which 488 full-time equivalent non-exempt employees in central Arizona are represented by the International Brotherhood of Electrical Workers. No other natural gas operations segment employees are represented by a union. Southwest believes it has a good relationship with its employees and that compensation, benefits, and working conditions afforded its employees are comparable to those generally found in the utility industry.

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

          Northern business activities are often concentrated in utility service territories where existing energy lines are scheduled for replacement.  An LDC will typically contract with Northern to provide pipe replacement services and new line installations.  Contract terms generally specify unit-price or fixed-price arrangements.  Unit-price contracts establish prices for all of the various services to be performed during the contract period.  These contracts often have annual pricing reviews.  During 2002, approximately 93 percent of revenue was earned under unit-price contracts.  As of December 31, 2002 no significant backlog existed with respect to outstanding construction contracts.

          Competition within the industry has traditionally been limited to several regional competitors in what has been a largely fragmented industry.  Several national competitors also exist within the industry.  Northern currently operates in approximately 17 major markets nationwide.  Its customers are the primary LDCs in those markets.  During 2002, Northern served 45 major customers, with Southwest accounting for approximately 34 percent of their revenues. With the exception of one other customer that accounted for approximately 12 percent of revenue, no other customer had a relatively significant contribution to Northern revenues.

          Employment fluctuates between seasonal construction periods, which are normally heaviest in the summer and fall months.  At December 31, 2002, Northern had 1,939 regular full-time equivalent employees.  Employment peaked in October 2002 when there were 2,290 employees.  The majority of the employees are represented by unions and are covered by collective bargaining agreements, which is typical of the utility construction industry.

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

OUR LIQUIDITY, AND IN CERTAIN CIRCUMSTANCES, EARNINGS, COULD BE ADVERSELY AFFECTED BY THE COST OF PURCHASING NATURAL GAS DURING PERIODS IN WHICH NATURAL GAS PRICES ARE RISING SIGNIFICANTLY OR ARE MORE VOLATILE.

          Rate schedules in each of our service territories contain purchased gas adjustment clauses which permit us to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. We have used short-term borrowings in the past to temporarily finance increases in purchased gas costs, and we expect to do so during 2003, if the need again arises.

          We may file requests for rate increases to cover the rise in the costs of purchased gas. Due to the nature of the regulatory process, there is a risk of a disallowance of full recovery of these costs during any period in which there has been a substantial run-up of these costs or our costs are more volatile. Any material disallowance of purchased gas costs could have a material impact on cash flow and earnings.

          Increases in the cost of natural gas may arise from a variety of factors, including weather, changes in demand, the level of production and availability of natural gas, transportation constraints, federal and state energy and environmental regulation and legislation, the degree of market liquidity, natural disasters, wars, and other catastrophic events and the success of the Company’s strategies in managing price risk.

GOVERNMENTAL POLICIES AND REGULATORY ACTIONS CAN HAVE A MATERIAL IMPACT ON OUR EARNINGS.

          Governmental policies and regulatory actions, including those of the ACC, the CPUC, the FERC, and the PUCN with respect to allowed rates of return, rate structure, purchased gas and investment recovery, operation and construction of facilities, present or prospective wholesale and retail competition, changes in tax laws and policies, and changes in and compliance with environmental and safety laws and policies, can have a material impact on our earnings. Risks and uncertainties relating to delays in obtaining regulatory approvals, adverse conditions imposed in regulatory approvals, or adverse determinations in regulatory investigations can also impact financial performance.

SIGNIFICANT CUSTOMER GROWTH IN ARIZONA AND NEVADA COULD STRAIN OUR CAPITAL RESOURCES.

          We continue to experience significant population and customer growth throughout our service territories. During 2002, we added 58,000 customers, a four percent growth rate. Over the last several years, customer growth has averaged five percent. This growth has required large amounts of capital to finance the investment in new transmission and distribution plant. In 2002, our natural gas construction expenditures totaled $264 million. Approximately 66 percent of these current-period expenditures represented new construction, and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant.

          Cash flows from operating activities (net of dividends) have been inadequate, and are expected to continue to be inadequate, to fund all necessary capital expenditures. We have been funding this shortfall through the issuance of additional debt and equity securities, and will continue to do so. Our ability to issue additional securities is dependent upon, among other things, conditions in the capital markets, regulatory authorizations, and our level of earnings.

SIGNIFICANT CUSTOMER GROWTH IN ARIZONA AND NEVADA COULD ALSO IMPACT EARNINGS.

          Our ability to earn the rates of return authorized by the ACC and the PUCN is also adversely affected by significant customer growth, because the rates we charge our distribution customers in Arizona and Nevada are derived using rate base, cost of service, and cost of capital experienced in an historical test year, as adjusted. This results in “regulatory lag” which delays our recovery of some of the costs of capital improvements and operating costs from customers in Arizona and Nevada.

OUR EARNINGS ARE GREATLY AFFECTED BY VARIATIONS IN TEMPERATURE DURING THE WINTER HEATING SEASON.

          The demand for natural gas is seasonal and is greatly affected by temperature. Variability in weather from normal temperatures can materially impact results of operations. On cold days, use of gas by residential and commercial customers may be as much as six times greater than on warm days because of the increased use of gas for space heating. Weather has been and will continue to be one of the dominant factors in our financial performance.

UNCERTAIN ECONOMIC CONDITIONS MAY AFFECT OUR ABILITY TO FINANCE CAPITAL EXPENDITURES.

          Our ability to finance capital expenditures and other matters will depend upon general economic conditions in the capital markets.  The direction of interest rates is uncertain.  Declining interest rates are generally believed to be favorable to utilities while rising interest rates are believed to be unfavorable because of the high capital costs of utilities. In addition, our authorized rate of return is based upon certain assumptions regarding interest rates.  If interest rates are lower than assumed rates, our authorized rate of return in the future could be reduced.  If interest rates are higher than assumed rates, our ability to earn our currently authorized rate of return may be adversely impacted.

Item 2.	PROPERTIES

          The plant investment of Southwest consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators which comprise the pipeline systems and facilities located in and around the communities served.  Southwest also includes other properties such as land, buildings, furnishings, work equipment, vehicles, and software systems in plant investment.  The northern Nevada and northern California properties of Southwest are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system.  Several properties are leased by Southwest, including an LNG storage plant in northern Nevada, a portion of the corporate headquarters office complex located in Las Vegas, Nevada, and the administrative offices in Phoenix, Arizona.  Total gas plant, exclusive of leased property, at December 31, 2002 was $2.8 billion, including construction work in progress.  It is the opinion of management that the properties of Southwest are suitable and adequate for its purposes.

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

          With respect to the right-of-way grants, Southwest has had continuous and uninterrupted possession and use of all such rights-of-way, and the associated gas mains and service lines, commencing with the initial stages of the construction of such facilities.  Permits have been obtained from public authorities and other governmental entities in certain instances to cross or to lay facilities along roads and highways.  These permits typically are revocable at the election of the grantor and Southwest occasionally must relocate its facilities when requested to do so by the grantor.  Permits have also been obtained from railroad companies to cross over or under railroad lands or rights-of-way, which in some instances require annual or other periodic payments and are revocable at the election of the grantors.

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

OREGON
IDAHO
NEVADA
CALIFORNIA
ARIZONA
WINNEMUCCA
BATTLE MOUNTAIN
ELKO
CARLIN
LOVELOCK
RENO
INCLINE VILLAGE
FERNLEY
FALLON
TRUCKEE
CARSON CITY
STATELINE
YERINGTON
GARDNERVILLE
WASHINGTON WATER POWER
SOUTH LAKE TAHOE
SOUTHWEST GAS CORPORATION
PAIUTE PIPELINE COMPANY
EL PASO NATURAL GAS
NORTHWEST PIPELINE
KERN RIVER GAS TRANS CO
SOUTHERN CALIFORNIA GAS
TRANSWESTERN PIPELINE
TUSCARORA GAS TRANS CO.
COMMUNITIES SERVED BY SOUTHWEST GAS
COMMUNITIES SERVED BY OTHER COMPANIES
DIVISION HEADQUARTERS
LNG FACILITY
N
SCALE IN MILES
25 0 25 50 75 100
LAS VEGAS
HENDERSON
BOULDER CITY
PRIMM
BAKERSFIELD
BARSTOW
NEEDLES
BULLHEAD CITY
TOPOCK
FLAGSTAFF
PRESCOTT
VICTORVILLE
LOS ANGELES
BIG BEAR
PARKER
WICKENBURG
EHRENBERG
PHOENIX
TEMPE
GLOBE
SUPERIOR
FLORENCE
COOLIDGE
MORENCI
CLIFTON
ELOY
CASA GRANDE
YUMA
AJO
TUCSON
GREEN VALLEY
SIERRA VISTA
BISBEE
DOUGLAS

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

          The principal markets on which the common stock of the Company is traded are the New York Stock Exchange and the Pacific Stock Exchange.  At March 10, 2003, there were 21,974 holders of record of common stock, and the market price of the common stock was $19.60.  The quarterly market price of and dividends on Company common stock required by this item are included in the 2002 Annual Report to Shareholders and are incorporated herein by reference.

Item 6.	SELECTED FINANCIAL DATA

          Information required by this item is included in the 2002 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Information required by this item is included in the 2002 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Information required by this item is included in the 2002 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis” and under Notes 6 and 7 of the Notes to Consolidated Financial Statements. This information is incorporated herein by reference.  Other risk information is included under the heading “Company Risk Factors” in Item 1. Business of this report.

It em 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Consolidated Financial Statements of Southwest Gas Corporation and Notes thereto, together with the reports of PricewaterhouseCoopers LLP, Independent Accountants, and Arthur Andersen LLP, Independent Public Accountants, are included in the 2002 Annual Report to Shareholders and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On May 28, 2002, the Company dismissed Arthur Andersen LLP as its independent auditor. The decision to dismiss Arthur Andersen was recommended by the Company’s Audit Committee and approved by its Board of Directors.

          Arthur Andersen’s report on the financial statements of the Company for each of the years ended December 31, 2000 and December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

          During the years ended December 31, 2000 and December 31, 2001, and the interim period between December 31, 2001 and May 28, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its report. During the years ended December 31, 2000 and December 31, 2001, and the interim period between December 31, 2001 and May 28, 2002, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the SEC). In May 2002, Arthur Andersen furnished the Company with a letter addressed to the SEC stating that it agrees with the statements above.  A copy of the letter was included as an exhibit to the Form 8-K filed by the Company in May 2002.

          The Company engaged PricewaterhouseCoopers LLP as its independent auditor, effective May 28, 2002. During the years ended December 31, 2000 and December 31, 2001, and the interim period between December 31, 2001 and May 28, 2002, neither the Company nor anyone on its behalf consulted with PricewaterhouseCoopers LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject of a disagreement (as described above) or a reportable event.

          The Company has not been able to obtain, after reasonable efforts, the written consent of Arthur Andersen to the incorporation by reference in the Company’s previously filed Form S-3 Registration Statements (Nos. 333-74520 and 333-98995) and Form S-8 Registration Statement (No. 333-98729) of the report of Arthur Andersen on the 2000 and 2001 financial statements included in this Annual Report, as required by the Securities Act of 1933.  Therefore, in reliance on Rule 437a promulgated under the Securities Act of 1933, the Company has dispensed with the requirement to file a written consent from Arthur Andersen with this Annual Report.  As a result, the ability of persons who purchase the Company’s securities pursuant to these Registration Statements to assert claims against Arthur Andersen may be limited.

          Because the Company has not been able to obtain the written consent of Arthur Andersen, such persons may not have an effective remedy against Arthur Andersen for any untrue statements of a material fact contained in Arthur Andersen’s report or the financial statements covered thereby or any omissions to state a material fact required to be stated therein.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a)     Identification of Directors.  Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive Proxy Statement to be dated March 31, 2003, which by this reference is incorporated herein.

          (b)     Identification of Executive Officers.  The name, age, position, and period position held during the last five years for each of the Executive Officers of the Company are as follows:

Name	Age	Position	Period Position Held

Michael O. Maffie	55	President and Chief Executive Officer	1998-Present
George C. Biehl	55	Executive Vice President/Chief Financial Officer and Corporate Secretary	2000-Present
		Senior Vice President/Chief Financial Officer and Corporate Secretary	1998-2000
James P. Kane	56	Executive Vice President/Operations	2000-Present
		Senior Vice President/Operations	1998-2000
Edward S. Zub	54	Executive Vice President/Consumer Resources and Energy Services	2000-Present
		Senior Vice President/Regulation and Product Pricing	1998-2000
James F. Lowman	56	Senior Vice President/Central Arizona Division	1998-Present
Jeffrey W. Shaw	44	Senior Vice President/Gas Resources and Pricing	2002-Present
		Senior Vice President/Finance and Treasurer	2000-2002
		Vice President/Treasurer	1998-2000
Thomas R. Sheets	52	Senior Vice President/Legal Affairs and General Counsel	2000-Present
		Vice President/General Counsel	1998-2000
Dudley J. Sondeno	50	Senior Vice President/Chief Knowledge and Technology Officer	1998-Present
Edward A. Janov	48	Vice President/Finance and Treasurer	2002-Present
		Vice President/Chief Accounting Officer	2001-2002
		Vice President/Controller and Chief Accounting Officer	1998-2000
Roy R. Centrella	45	Vice President/Controller and Chief Accounting Officer	2002-Present
		Controller	2001-2002
		Assistant Controller	1998-2001

          (c)     Identification of Certain Significant Employees.  None.

          (d)     Family Relationships.  No Directors or Executive Officers are related to any other either by blood, marriage, or adoption.

          (e)     Business Experience.  Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive Proxy Statement to be dated March 31, 2003, which by this reference is incorporated herein.  All Executive Officers have held responsible positions with the Company for at least five years as described in (b) above.

          (f)     Involvement in Certain Legal Proceedings.  None.

          (g)     Promoters and Control Persons.  None.

          Section 16(a) Beneficial Ownership Reporting Compliance.  Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of equity securities, to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange.  Officers, directors, and beneficial owners of more than ten percent of any class of equity securities are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

          The Company has adopted procedures to assist its directors and executive officers in complying with Section 16(a) of the Securities and Exchange Act of 1934, as amended, which includes assisting in the preparation of forms for filing. For 2002, all but one of the reports were timely filed. An amended Form 4 was filed by Dudley Sondeno, Senior Vice President/Chief Knowledge and Technology Officer, on April 12, 2002, listing the additional sale of 4,500 shares of Company common stock in March 2002.

Item 11.	EXECUTIVE COMPENSATION

          Information with respect to executive compensation is set forth under the heading “Executive Compensation and Benefits” in the definitive Proxy Statement to be dated March 31, 2003, which by this reference is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          (a)     Security Ownership of Certain Beneficial Owners.  Information with respect to security ownership of certain beneficial owners is set forth under the heading “Securities Ownership by Nominees, Executive Officers, and Beneficial Owners” in the definitive Proxy Statement to be dated March 31, 2003, which by this reference is incorporated herein.

          (b)     Security Ownership of Management.  Information with respect to security ownership of management is set forth under the heading “Securities Ownership by Nominees, Executive Officers, and Beneficial Owners” in the definitive Proxy Statement to be dated March 31, 2003, which by this reference is incorporated herein.

          (c)     Changes in Control.  None.

          (d)     Securities authorized for issuance under equity compensation plans.

          At December 31, 2002, the Company had two stock-based compensations plans.  With respect to the first plan, the Company may grant options to purchase shares of common stock to key employees and outside directors.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

(Thousands of shares)
Equity compensation plans approved by security holders	1,260	$21.66	1,364
Equity compensation plans not approved by security holders	—	—	—

Total	1,260	$21.66	1,364

          In addition to the option plan, the Company may issue restricted stock in the form of performance shares to encourage key employees to remain in its employment to achieve short-term and long-term performance goals.

Plan category	Number of securities to be issued upon vesting of performance shares	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance

(Thousands of shares)
Equity compensation plans approved by security holders	345	$21.16	—
Equity compensation plans not approved by security holders	—	—	—

Total	345	$21.16	—

          Additional information regarding the two equity compensation plans is included in Note 9 of the Notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

Item 14.	CONTROLS AND PROCEDURES

          The Company has established disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

          Based on the most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are operating effectively.

          In addition, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of management’s most recent evaluation.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)     The following documents are filed as part of this report on Form 10-K:

(1)

The Consolidated Financial Statements of the Company (including the Reports of Independent Accountants) required to be reported herein are incorporated by reference to the information reported in the 2002 Annual Report to Shareholders under the following captions:

(2)	All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(3)	See LIST OF EXHIBITS.

          (b)     Reports on Form 8-K.

          The Company filed a Form 8-K, dated December 18, 2002 under Item 5 reporting a $16.25 million settlement with an insurance provider related to the now terminated acquisition of the Company by ONEOK and the rejection of competing offers from Southern Union.

          The Company filed a Form 8-K, dated January 24, 2003, disclosing the upcoming redemption of rights under the Company’s Amended and Restated Rights Agreement.

          The Company filed a Form 8-K, dated February 18, 2003 reporting summary financial information for the quarter and year ended December 31, 2002.

          (c)     See LIST OF EXHIBITS.

LIST OF EXHIBITS

Exhibit Number	Description of Document

3(i)	Restated Articles of Incorporation, as amended. Incorporated herein by reference to the report on Form 10-Q for the quarter ended March 31, 1997.

3(ii)	Amended Bylaws of Southwest Gas Corporation. Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 2002.

4.01

Indenture between Clark County, Nevada, and Bank of America Nevada as Trustee, dated September 1, 1992, with respect to the issuance of $130,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation), $30,000,000 1992 Series A, due 2027, and $100,000,000 1992 Series B, due 2032. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 1992.

4.02

Indenture between Clark County, Nevada, and Harris Trust and Savings Bank as Trustee, dated December 1, 1993, with respect to the issuance of $75,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation), 1993 Series A, due 2033. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1993.

4.03

Indenture between City of Big Bear Lake, California, and Harris Trust and Savings Bank as Trustee, dated December 1, 1993, with respect to the issuance of $50,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation Project), 1993 Series A, due 2028. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1993.

4.04	Form of Deposit Agreement. Incorporated herein by reference to the Registration Statement on Form S-3, No. 33-55621.

4.05	Form of Depositary Receipt (attached as Exhibit A to Deposit Agreement included as Exhibit 4.05 hereto). Incorporated herein by reference to the Registration Statement on Form S-3, No. 33-55621.

4.06	Certificate of Trust of Southwest Gas Capital I. Incorporated herein by reference to the Registration Statement on Form S-3, No. 33-62143.

4.07

Southwest Gas Capital I Preferred Securities Guarantee by the Company and Harris Trust and Savings Bank, dated as of October 31, 1995. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 1995.

4.08

Subordinated Debt Securities Indenture between the Company and Harris Trust and Savings Bank, dated as of October 31, 1995. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 1995.

4.09

First Supplemental Indenture between the Company and Harris Trust and Savings Bank, dated as of October 31, 1995, supplementing and amending the Indenture dated as of October 31, 1995, with respect to the 9.125% Subordinated Debt Securities. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 1995.

4.10

Form of Subordinated Debt Security (included in the First Supplemental Indenture included as Exhibit 4.10 hereto). Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 1995.

4.11	Form of Guarantee with respect to Preferred Securities. Incorporated herein by reference to Amendment No. 1 to Registration Statement on Form S-3, No. 33-62143.

4.12	Amended and Restated Declaration of Trust of Southwest Gas Capital I. Incorporated herein by reference to the report on Form 8-K dated October 26, 1995.

4.13

Form of Preferred Security (attached as Annex I to Exhibit A to the Amended and Restated Declaration of Trust of Southwest Gas Capital I included as Exhibit 4.13 hereto). Incorporated herein by reference to the report on Form 8-K dated October 26, 1995.

4.14	Indenture between the Company and Harris Trust and Savings Bank dated July 15, 1996, with respect to Debt Securities. Incorporated herein by reference to the report on Form 8-K dated July 26, 1996.

4.15

First Supplemental Indenture of the Company to Harris Trust and Savings Bank dated August 1, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to 7 1/2% and 8% Debentures, due 2006 and 2026, respectively. Incorporated herein by reference to the report on Form 8-K dated July 31, 1996.

4.16

Second Supplemental Indenture of the Company to Harris Trust and Savings Bank dated December 30, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to Medium-Term Notes. Incorporated herein by reference to the report on Form 8-K dated December 30, 1996.

4.17

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

4.18

Third Supplemental Indenture between the Company and The Bank of New York, dated as of February 13, 2001, supplementing and amending the Indenture dated as of July 15, 1996, with respect to the $200,000,000, 8.375% Notes, due 2011. Incorporated herein by reference to the report on Form 8-K dated February 8, 2001.

4.19

Fourth Supplemental Indenture of the Company to The Bank of New York as successor to Harris Trust and Savings Bank dated as of May 6, 2002, supplementing and amending the Indenture dated as of July 15, 1996, with respect to the 7.625% Senior Unsecured Notes due 2012. Incorporated herein by reference to the report on Form 8-K dated May 1, 2002.

4.20

The Company hereby agrees to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Southwest Gas Corporation or its subsidiaries; the total amount of securities authorized thereunder does not exceed 10 percent of the consolidated total assets of Southwest Gas Corporation and its subsidiaries.

10.01

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

10.02	Financing Agreement between the Company and Clark County, Nevada, dated September 1, 1992. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1993.

10.03	Financing Agreement between the Company and Clark County, Nevada, dated as of December 1, 1993. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1993.

10.04

Project Agreement between the Company and City of Big Bear Lake, California, dated as of December 1, 1993. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1993.

10.05

Amended and Restated Lease Agreement between the Company and Spring Mountain Road Associates, dated as of July 1, 1996. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 1996.

10.06 *	Southwest Gas Corporation Supplemental Retirement Plan, amended and restated as of March 1, 1999. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1999.

10.07 *

Southwest Gas Corporation Board of Directors Retirement Plan, amended and restated as of March 1, 1999. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1999.

10.08	Financing Agreement between the Company and Clark County, Nevada, dated as of October 1, 1999. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1999.

10.09 *

Amended Form of Employment Agreement with Company Officers. Incorporated herein by reference to the reports on Form 10-Q for the quarters ended September 30, 1998, September 30, 2000 and September 30, 2001.

10.10 *

Amended Form of Change in Control Agreement with Company Officers. Incorporated herein by reference to the reports on Form 10-Q for the quarters ended September 30, 1998, September 30, 2000 and September 30, 2001.

10.11 *	Southwest Gas Corporation Management Incentive Plan, amended and restated January 1, 2002. Incorporated herein by reference to the Proxy Statement dated April 2, 2002.

10.12 *	Southwest Gas Corporation 2002 Stock Incentive Plan. Incorporated herein by reference to the Proxy Statement dated April 2, 2002.

10.13

Multi-Year Revolving Credit Agreement among the Company, The Bank of New York, et al., dated as of May 10, 2002. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2002.

10.14 *	Southwest Gas Corporation Executive Deferral Plan, amended and restated as of November 19, 2002.

10.15 *	Southwest Gas Corporation Directors Deferral Plan, amended and restated as of November 19, 2002.

10.16	Lease Supplement (attached as a supplement to Exhibit 10.01) as of December 12, 2002.

12.01	Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.

13.01	Portions of 2002 Annual Report incorporated by reference to the Form 10-K.

16.01	Letter of Arthur Andersen LLP regarding change in certifying accountant. Incorporated herein by reference to the report on Form 8-K dated May 28, 2002.

21.01	List of subsidiaries of Southwest Gas Corporation.

23.01	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

* Compensation Plans

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS CORPORATION

Date: March 25, 2003	By	/s/ MICHAEL O. MAFFIE

Michael O. Maffie President and Chief Executive Officer

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE C. BIEHL	Director, Executive Vice President, Chief Financial Officer, and Corporate Secretary	March 25, 2003

(George C. Biehl)

/s/ MANUEL J. CORTEZ	Director	March 25, 2003

(Manuel J. Cortez)

/s/ MARK M. FELDMAN	Director	March 25, 2003

(Mark M. Feldman)

/s/ DAVID H. GUNNING	Director	March 25, 2003

(David H. Gunning)

/s/ THOMAS Y. HARTLEY	Chairman of the Board of Directors	March 25, 2003

(Thomas Y. Hartley)

/s/ MICHAEL B. JAGER	Director	March 25, 2003

(Michael B. Jager)

/s/ LEONARD R. JUDD	Director	March 25, 2003

(Leonard R. Judd)

/s/ JAMES J. KROPID	Director	March 25, 2003

(James J. Kropid)

/s/ MICHAEL O. MAFFIE	Director, President, and Chief Executive Officer	March 25, 2003

(Michael O. Maffie)

/s/ CAROLYN M. SPARKS	Director	March 25, 2003

(Carolyn M. Sparks)

/s/ TERRANCE L. WRIGHT	Director	March 25, 2003

(Terrance L. Wright)

/s/ ROY R. CENTRELLA	Vice President, Controller, and Chief Accounting Officer	March 25, 2003

(Roy R. Centrella)

Certification on Form 10-K

I, Michael O. Maffie, certify that:

1.	I have reviewed this annual report on Form 10-K of Southwest Gas Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003
/s/ MICHAEL O. MAFFIE

Michael O. Maffie President and Chief Executive Officer Southwest Gas Corporation

Certification on Form 10-K

I, George C. Biehl, certify that:

1.	I have reviewed this annual report on Form 10-K of Southwest Gas Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003
/s/ GEORGE C. BIEHL

George C. Biehl
Executive Vice President, Chief Financial Officer and Corporate Secretary Southwest Gas Corporation

EXHIBIT INDEX

Exhibit Number	Description of Document

10.14	Southwest Gas Corporation Executive Deferral Plan, amended and restated as of November 19, 2002.

10.15	Southwest Gas Corporation Directors Deferral Plan, amended and restated as of November 19, 2002.

10.16	Lease Supplement (attached as a supplement to Exhibit 10.01) as of December 12, 2002.

12.01	Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.

13.01	Portions of 2002 Annual Report to Shareholders incorporated by reference to Form 10-K.

21.01	List of Subsidiaries of Southwest Gas Corporation.

23.01	Consent of PricewaterhouseCoopers LLP, Independent Accountants.