Form 10-Q
period 2003-03-31
SOUTHWEST GAS CORP
filed 2003-05-14
CIK 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes |X|   No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $1 Par Value, 33,651,641 shares as of May 1, 2003.

PART I — FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Thousands of dollars, except par value)

	MARCH 31, 2003	DECEMBER 31, 2002
	(Unaudited)
ASSETS
Utility plant:
Gas plant	$2,830,191	$2,779,960
Less: accumulated depreciation	(892,196)	(869,908)
Acquisition adjustments	2,669	2,714
Construction work in progress	58,086	66,693

Net utility plant	1,998,750	1,979,459

Other property and investments	85,595	87,391

Current assets:
Cash and cash equivalents	18,871	19,392
Accounts receivable, net of allowances	120,439	130,695
Accrued utility revenue	36,700	65,073
Deferred income taxes	8,453	3,084
Prepaids and other current assets	41,515	43,524

Total current assets	225,978	261,768

Deferred charges and other assets	55,015	49,310

Total assets	$2,365,338	$2,377,928

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 45,000,000 shares; issued
and outstanding - 33,558,966 and 33,289,015 shares)	$35,189	$34,919
Additional paid-in capital	491,965	487,788
Retained earnings	92,087	73,460

Total common equity	619,241	596,167
Mandatorily redeemable preferred securities due 2025	60,000	60,000
Long-term debt, less current maturities	1,071,682	1,092,148

Total capitalization	1,750,923	1,748,315

Current liabilities:
Current maturities of long-term debt	8,608	8,705
Short-term debt	--	53,000
Accounts payable	79,616	88,309
Customer deposits	36,804	34,313
Income taxes payable, net	24,717	10,969
Accrued general taxes	43,336	28,400
Accrued interest	18,068	21,137
Deferred purchased gas costs	42,146	26,718
Other current liabilities	39,369	41,630

Total current liabilities	292,664	313,181

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	233,787	229,358
Other deferred credits	87,964	87,074

Total deferred income taxes and other credits	321,751	316,432

Total capitalization and liabilities	$2,365,338	$2,377,928

The accompanying notes are an integral part of these statements. 2

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts) (Unaudited)

	THREE MONTHS ENDED MARCH 31,		TWELVE MONTHS ENDED MARCH 31,
	2003	2002	2003	2002
Operating revenues:
Gas operating revenues	$359,983	$456,205	$1,019,678	$1,202,087
Construction revenues	43,302	43,296	205,015	206,604

Total operating revenues	403,285	499,501	1,224,693	1,408,691

Operating expenses:
Net cost of gas sold	193,472	274,663	482,188	672,503
Operations and maintenance	66,057	65,302	264,943	258,118
Depreciation and amortization	33,312	31,434	132,088	120,984
Taxes other than income taxes	9,300	9,020	34,845	33,081
Construction expenses	38,830	38,765	182,133	183,811

Total operating expenses	340,971	419,184	1,096,197	1,268,497

Operating income	62,314	80,317	128,496	140,194

Other income and (expenses):
Net interest deductions	(20,237)	(19,026)	(81,182)	(79,518)
Preferred securities distributions	(1,369)	(1,369)	(5,475)	(5,475)
Other income (deductions)	(17)	10,016	(5,704)	16,757

Total other income and (expenses)	(21,623)	(10,379)	(92,361)	(68,236)

Income before income taxes	40,691	69,938	36,135	71,958
Income tax expense	15,152	27,042	9,527	25,715

Net income	$25,539	$42,896	$26,608	$46,243

Basic earnings per share	$0.76	$1.32	$0.80	$1.43

Diluted earnings per share	$0.76	$1.30	$0.80	$1.42

Dividends paid per share	$0.205	$0.205	$0.82	$0.82

Average number of common shares outstanding	33,438	32,620	33,155	32,319
Average shares outstanding (assuming dilution)	33,659	32,871	33,428	32,596

The accompanying notes are an integral part of these statements. 3

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of dollars) (Unaudited)

	THREE MONTHS ENDED MARCH 31,		TWELVE MONTHS ENDED MARCH 31,
	2003	2002	2003	2002
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$25,539	$42,896	$26,608	$46,243
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	33,312	31,434	132,088	120,984
Deferred income taxes	(940)	(22,636)	6,012	(38,364)
Changes in current assets and liabilities:
Accounts receivable, net of allowances	10,256	7,619	27,324	14,444
Accrued utility revenue	28,373	27,900	(827)	(2,900)
Deferred purchased gas costs	15,428	85,438	40,209	160,484
Accounts payable	(8,693)	(12,895)	(16,656)	(49,020)
Accrued taxes	28,684	63,466	(785)	35,366
Other current assets and liabilities	(444)	(7,897)	12,216	(8,802)
Other	(6,855)	(7,003)	(11,377)	(1,728)

Net cash provided by operating activities	124,660	208,322	214,812	276,707

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(50,008)	(55,667)	(277,192)	(266,116)
Other	798	15,173	9,610	22,370

Net cash used in investing activities	(49,210)	(40,494)	(267,582)	(243,746)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	4,447	5,353	17,268	19,448
Dividends paid	(6,856)	(6,680)	(27,185)	(26,480)
Issuance of long-term debt, net	148,350	2,800	351,711	17,144
Retirement of long-term debt, net	(131,912)	(2,836)	(339,104)	(15,466)
Temporary changes in long-term debt	(37,000)	(70,000)	33,000	(33,000)
Change in short-term debt	(53,000)	(93,000)	--	--

Net cash provided by (used in) financing activities	(75,971)	(164,363)	35,690	(38,354)

Change in cash and cash equivalents	(521)	3,465	(17,080)	(5,393)
Cash at beginning of period	19,392	32,486	35,951	41,344

Cash at end of period	$18,871	$35,951	$18,871	$35,951

Supplemental information:
Interest paid, net of amounts capitalized	$22,672	$22,631	$76,908	$78,741
Income taxes paid (received), net	19	(61)	1,877	29,727

The accompanying notes are an integral part of these statements.

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

Basis of Presentation. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2002 Annual Report to Shareholders, which is incorporated by reference into the 2002 Form 10-K.

Intercompany Transactions. The construction services segment recognizes revenues generated from contracts with Southwest (see Note 2 below). Accounts receivable for these services were $5.2 million at March 31, 2003 and $6 million at December 31, 2002. The accounts receivable balance, revenues, and associated profits are included in the consolidated financial statements of the Company and were not eliminated during consolidation in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.”

Asset Retirement Obligations. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes accounting standards for recognition and measurement of liabilities for asset retirement obligations and the associated asset retirement costs. The Company adopted the provisions of SFAS No. 143 on January 1, 2003. The adoption did not have a material impact on the financial position or results of operations of the Company.

In accordance with approved regulatory practices, Southwest accrues for future removal costs associated with utility plant retirements as a component of depreciation expense. At March 31, 2003, an estimated $256 million of accumulated removal costs were included in accumulated depreciation.

Stock-Based Compensation. At March 31, 2003, the Company had two stock-based compensation plans, which are described more fully in Note 9 — Employee Benefits in the 2002 Annual Report to Shareholders. These plans are accounted for in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has no current plans to adopt the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company adopted the disclosure requirements of SFAS No. 148 effective December 2002. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123 to its stock-based employee compensation (thousands of dollars, except per share amounts):

	Period Ended March 31,
	Three Months		Twelve Months
	2003	2002	2003	2002
Net income, as reported	$25,539	$42,896	$26,608	$46,243
Add:
Stock-based employee compensation
expense included in reported net
income, net of related tax benefits	484	446	1,821	1,855
Deduct:
Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax benefits	(609)	(498)	(2,135)	(2,179)

Pro forma net income	$25,414	$42,844	$26,294	$45,919

Earnings per share:
Basic - as reported	$0.76	$1.32	$0.80	$1.43
Basic - pro forma	0.76	1.31	0.79	1.42

Diluted - as reported	0.76	1.30	0.80	1.42
Diluted - pro forma	0.76	1.30	0.79	1.41

Note 2 – Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas Operations	Construction Services	Total
Three months ended March 31, 2003
Revenues from external customers	$359,983	$28,435	$388,418
Intersegment revenues	--	14,867	14,867

Total	$359,983	$43,302	$403,285

Segment net income	$25,336	$203	$25,539

Three months ended March 31, 2002
Revenues from external customers	$456,205	$28,577	$484,782
Intersegment revenues	--	14,719	14,719

Total	$456,205	$43,296	$499,501

Segment net income	$42,487	$409	$42,896

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Southwest purchases, transports, and distributes natural gas to approximately 1,470,000 residential, commercial, industrial, and other customers, of which 56 percent are located in Arizona, 35 percent are in Nevada, and 9 percent are in California. During the twelve months ended March 31, 2003, Southwest earned 56 percent of operating margin in Arizona, 36 percent in Nevada, and 8 percent in California. During this same period, Southwest earned 83 percent of operating margin from residential and small commercial customers, 7 percent from other sales customers, and 10 percent from transportation customers. These general patterns are expected to continue.

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

Southwest continues to experience significant customer growth. Financing this growth has required large amounts of capital to pay for new transmission and distribution plant, to keep up with consumer demand. During the twelve-month period ended March 31, 2003, capital expenditures for the natural gas operations segment were $257 million. Approximately 66 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest (net of dividends) provided $167 million of the required capital resources pertaining to these construction expenditures. The remainder was provided from external financing activities.

Asset Purchase

In June 2002, the Company announced an agreement to purchase Black Mountain Gas Company (BMG), a gas utility serving Cave Creek and Page, Arizona. BMG has approximately 7,300 natural gas customers in a rapidly growing area north of Phoenix, Arizona. Regulatory approvals by the Arizona Corporation Commission (ACC) and the SEC are needed to consummate the purchase, which is expected to be completed in the second quarter of 2003. The acquisition will be financed using existing credit facilities.

2003 Construction Expenditures and Financing

In March 2002, the Job Creation and Worker Assistance Act of 2002 (Act) was signed into law. This Act provides a three-year, 30 percent “bonus” tax depreciation deduction for businesses. Southwest estimates the bonus depreciation deduction will reduce federal income taxes paid by approximately $50 million over its three-year term, including $40 million over the next two years (2003-2004).

Southwest estimates construction expenditures during the three-year period ending December 31, 2005 will be approximately $675 million. Of this amount, $240 million are expected to be incurred in 2003. During the three-year period, cash flow from operating activities (net of dividends) is estimated to fund approximately 70-75 percent of the gas operations total construction expenditures, including the impacts of the Act. The Company expects to raise $55 million to $60 million from its Dividend Reinvestment and Stock Purchase Plan (DRSPP). The remaining cash requirements are expected to be provided by other external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest service areas, and earnings. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing. Southwest has a total of $200 million in securities registered with the SEC which are available for future financing needs.

In March 2003, the Company issued several series of Clark County, Nevada Industrial Development Revenue Bonds (IDRBs) totaling $165 million, due 2038. Variable-rate IDRBs ($50 million 2003 Series A and $50 million 2003 Series B) were used to refinance the $100 million 7.50% 1992 Series B, fixed-rate IDRB due 2032. At March 31, 2003, the interest rate on the new Series A and Series B IDRBs was 2.97%. The $30 million 7.30% 1992 Series A, fixed-rate IDRB due 2027 was refinanced with a $30 million 5.45% 2003 Series C fixed-rate IDRB. An incremental $35 million ($20 million 3.35% 2003 Series D and $15 million 5.80% Series E fixed-rate IDRBs) will be used to finance construction expenditures in southern Nevada. The Series C and Series E were set with an initial interest rate period of 10 years, while the Series D has an initial interest rate period of 18 months. After the initial interest rate periods, the Series C, D, and E interest rates will be reset at then prevailing market rates for a period not to exceed the maturity date of March 1, 2038.

Liquidity

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash to meet its cash requirements. Several general factors that could significantly affect capital resources and liquidity in future years include inflation, growth in the economy, changes in income tax laws, changes in the ratemaking policies of regulatory commissions, interest rates, the level of natural gas prices, and the level of Company earnings.

The rate schedules in all of the service territories of Southwest contain purchased gas adjustment (PGA) clauses which permit adjustments to rates as the cost of purchased gas changes. The PGA mechanism allows Southwest to change the gas cost component of the rates charged to its customers to reflect increases or decreases in the price expected to be paid to its suppliers and companies providing interstate pipeline transportation service. On an interim basis, Southwest generally defers over or under collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At March 31, 2003, the combined balances in PGA accounts totaled an over-collection of $42 million. At December 31, 2002, the combined balances in PGA accounts totaled an over-collection of $27 million. See PGA Filings for more information.

Southwest utilizes short-term borrowings to temporarily finance under-collected PGA balances. Southwest has a total short-term borrowing capacity of $150 million (with all $150 million available at March 31, 2003), which the Company believes is adequate to meet anticipated needs. In April 2003, the Company renewed this short-term facility for an additional year with no significant changes in rates or terms.

Results of Consolidated Operations
	Period Ended March 31,
	Three Months		Twelve Months
	2003	2002	2003	2002
Contribution to net income
(Thousands of dollars)
Natural gas operations	$25,336	$42,487	$22,077	$41,784
Construction services	203	409	4,531	4,459

Net income	$25,539	$42,896	$26,608	$46,243

Earnings per share
Natural gas operations	$0.75	$1.31	$0.66	$1.29
Construction services	0.01	0.01	0.14	0.14

Consolidated	$0.76	$1.32	$0.80	$1.43

See separate discussion at Results of Natural Gas Operations.

Construction services earnings per share for the three months and twelve months ended March 31, 2003 were unchanged when compared to the same periods ended March 31, 2002. Although there was no change in earnings per share, net income decreased by $206,000 between the three-month periods due to unfavorable winter weather conditions in the majority of the operating areas.

The following table sets forth the ratios of earnings to fixed charges for the Company (because of the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis):

	For the Twelve Months Ended
	March 31, 2003	December 31, 2002
Ratio of earnings to fixed charges	1.37	1.68

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), preferred securities distributions, and amortized debt costs.

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended March 31,
	2003	2002
	(Thousands of dollars)
Gas operating revenues	$359,983	$456,205
Net cost of gas sold	193,472	274,663

Operating margin	166,511	181,542
Operations and maintenance expense	66,057	65,302
Depreciation and amortization	29,323	27,802
Taxes other than income taxes	9,300	9,020

Operating income	61,831	79,418
Other income (expense)	(268)	9,697

Income before interest and income taxes	61,563	89,115
Net interest deductions	19,949	18,635
Preferred securities distributions	1,369	1,369
Income tax expense	14,909	26,624

Contribution to consolidated net income	$25,336	$42,487

Contribution from natural gas operations declined $17.2 million in the first quarter of 2003 compared to the same period a year ago. The decrease was principally the result of lower operating margin, increased operating costs and net interest deductions, and a decline in other income.

Operating margin, defined as operating revenues less the cost of gas sold, decreased $15 million in the first quarter of 2003 compared to the first quarter of 2002 as Nevada experienced its warmest January on record and Arizona its second warmest. Warm temperatures, which continued through March, caused a $20 million reduction in margin (and a corresponding reduction in earnings of approximately $0.36 per share, net of tax). This was partially offset by an incremental $5 million contribution from customer growth. Southwest added 59,000 customers during the last 12 months, an increase of four percent.

Operations and maintenance expense increased $755,000, or one percent. The impact of general cost increases and costs associated with the continued expansion and upgrading of the gas system to accommodate customer growth were mitigated by cost-saving management initiatives.

Depreciation expense and general taxes increased $1.8 million, or five percent, as a result of construction activities. Average gas plant in service increased $219 million, or eight percent, as compared to the first quarter of 2002. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Other income (expense) declined $10 million between periods. The prior period included a one-time pretax gain of $8.9 million for the sale of undeveloped property. Additionally, interest income, primarily earned on deferred PGA balances, decreased by $582,000 between periods.

Net interest deductions increased $1.3 million, or seven percent, between periods due mainly to additional borrowings to finance construction expenditures. In late March 2003, the Company refinanced $130 million of debt to take advantage of the low interest rate environment. The associated savings will be reflected in future periods.

Twelve-Month Analysis

	Twelve Months Ended March 31,
	2003	2002
	(Thousands of dollars)
Gas operating revenues	$1,019,678	$1,202,087
Net cost of gas sold	482,188	672,503

Operating margin	537,490	529,584
Operations and maintenance expense	264,943	258,118
Depreciation and amortization	116,696	106,656
Taxes other than income taxes	34,845	33,081

Operating income	121,006	131,729
Other income (expense)	(6,857)	15,415

Income before interest and income taxes	114,149	147,144
Net interest deductions	79,819	77,606
Preferred securities distributions	5,475	5,475
Income tax expense	6,778	22,279

Contribution to consolidated net income	$22,077	$41,784

Contribution to consolidated net income decreased $19.7 million in the current twelve-month period compared to the same period a year ago. The decrease in contribution was primarily caused by sustained warm temperatures during the last twelve months, a decline in other income (expense), and higher operating costs and net interest deductions. These factors were partially offset by growth in operating margin from customer additions and rate relief.

Operating margin increased $8 million between periods. Customer growth contributed an incremental $20 million while rate relief granted during the fourth quarter of 2001 added $18 million. Differences in heating demand caused by weather variations between periods resulted in a $30 million margin decrease as warmer-than-normal temperatures were experienced during both periods. During the current period, operating margin was negatively impacted by $38 million, and in the prior period, the negative impact was $8 million (with corresponding net-of-tax reductions in earnings of approximately $0.69 per share and $0.15 per share, respectively).

Operations and maintenance expense increased $6.8 million, or three percent, reflecting general increases in labor and maintenance costs and incremental operating expenses associated with providing service to a steadily growing customer base.

Depreciation expense and general taxes increased $11.8 million, or eight percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $213 million, or eight percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate new customers.

Other income (expense) declined $22.3 million between periods. The prior period included a one-time pretax gain of $8.9 million on the sale of undeveloped property and a $3 million nonrecurring pretax gain on the sale of certain assets recognized in the fourth quarter of 2001. Charges totaling $2.7 million associated with a settled regulatory issue in California and $2.1 million of incremental merger-related litigation costs recognized in 2002 are included in the current period. Interest income earned primarily on the unrecovered balance of deferred purchased gas costs declined $4.2 million between periods.

Net interest deductions increased $2.2 million, or three percent, due primarily to incremental borrowings to finance construction expenditures.

Income tax expense in the current period includes $2.7 million of income tax benefits, recognized in the fourth quarter of 2002, associated with state taxes, plant, and non-plant related items. The prior twelve-month period includes $2.5 million of income tax benefits, recognized in the fourth quarter of 2001, associated with the favorable resolution of state income tax issues.

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

In July 2002, the Office of Ratepayer Advocates (ORA) filed testimony in the rate case recommending significant reductions to the rate increases sought by Southwest. The ORA did concur with the majority of the Southwest rate design proposals including a margin tracking mechanism to mitigate weather-related and other usage variations. At the hearing that was held in August 2002, Southwest modified its proposal from a five-year to a three-year rate case cycle and accordingly reduced its cumulative request to $4.8 million in northern California and $10.7 million in southern California. For 2003, the amounts requested were reduced to $2.6 million in northern California and $5.7 million in southern California. The final general rate case decision, originally requesting an effective date of January 2003, was delayed due to the reassignment of the Administrative Law Judge (ALJ) assigned to the case. As a result of this delay, Southwest filed a motion during the first quarter of 2003 requesting authorization to establish a memorandum account to record the related revenue shortfall between the existing and proposed rates in the general rate case filing. A decision on this motion is expected during the second quarter of 2003. A decision on the general rate case is expected during the summer of 2003, with rates to become effective in the second half of 2003. The last general rate increases received in California were January 1998 in northern California and January 1995 in southern California.

PGA Filings

The rate schedules in all of the service territories contain PGA clauses, which permit adjustments to rates as the cost of purchased gas changes. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on profit margin. Southwest currently has no outstanding PGA filings. As of March 31, 2003, Southwest had the following PGA balances outstanding:

Arizona	Over-recovered	$28.8 million
Northern Nevada	Under-recovered	$0.6 million
Southern Nevada	Over-recovered	$19.5 million
California	Under-recovered	$5.6 million

Other Filings

Since November 1999, the Federal Energy Regulatory Commission (FERC) has been examining capacity allocation issues on the El Paso Natural Gas Company (El Paso) system in several proceedings. During that time, the demand for natural gas on the El Paso system has risen primarily due to increased electric power generation fuel needs and market area growth. As a result, shippers have been increasingly receiving reductions in the quantities of gas that they have been nominating for transportation each day. Many of the contract demand shippers have argued that the growth in the full requirements shippers’ volumes, coupled with El Paso’s failure to expand its system, have impaired their ability to receive all of the service to which they are entitled.

In May 2002, the FERC issued an order requiring that full requirements service be terminated as of November 2002. The order stated that full requirements transportation service agreements were to be converted to contract demand-type service agreements, and full requirements customers were to have an opportunity to negotiate an allocation of the system capacity determined by El Paso to be in excess of the capacity needed to fully serve the contract demand shippers. If the customers failed to agree upon an allocation, then the FERC would establish an allocation methodology for the customers. Following the order, various parties including Southwest submitted comments to the FERC seeking clarification or petitioning for rehearing. Southwest currently has full requirements transportation service agreements with El Paso to serve customers in Arizona.

In September 2002, the FERC issued an order on clarification of the May 2002 order. Among other things, the FERC determined that the full requirements customers had not agreed upon an allocation of capacity and, therefore, the FERC established a methodology to allocate capacity among the full requirements customers. In addition, the FERC postponed the conversion of full requirements service agreements to contract demand-type service agreements until May 2003, which was further deferred to September 2003 as a result of other El Paso proceedings. Because the proceeding is still ongoing, further modifications to previous orders as well as additional rulings may occur.

Management believes that it is difficult to predict the ultimate outcome of the proceedings or the impact of the FERC action on Southwest. However, by delaying the effective date of the order, Southwest maintained sufficient capacity during the winter of 2002-2003 to serve its Arizona customers. Management also expects that sufficient capacity will be available to Southwest in the future to provide service to its Arizona customers, but additional costs may be incurred to acquire such capacity. It is anticipated that any additional costs will be collected from customers, principally through the PGA mechanism.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes accounting standards for recognition and measurement of liabilities for asset retirement obligations and the associated asset retirement costs. The Company adopted the provisions of SFAS No. 143 on January 1, 2003. The adoption did not have a material impact on the financial position or results of operations of the Company.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is effective for contracts entered into or modified after June 30, 2003 with exceptions for certain types of securities. SFAS No. 149 clarifies the definition and characteristics of a derivative and amends other existing pronouncements for consistency. The Company does not currently utilize stand-alone derivative instruments for speculative purposes or for hedging and does not have foreign currency exposure. None of the Company’s long-term financial instruments or other contracts are derivatives, or contain embedded derivatives with significant mark-to-market value. Due to the timing of the issuance of the standard, management has not fully evaluated SFAS No. 149.

Forward-Looking Statements

This report contains statements which constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, the impact of weather variations on customer usage, customer growth rates, natural gas prices, the effects of regulation/deregulation, the timing and amount of rate relief, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, acquisitions, and competition. For additional information on the risks associated with the Company’s business, see Item 1. Business-Company Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Company’s 2002 Annual Report on Form 10-K filed with the SEC. No material changes have occurred related to the Company’s disclosures about market risk.

ITEM 4.        CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.

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

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

The Company has been named as a defendant in various legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that none of this litigation will have a material adverse impact on the Company’s financial position or results of operations.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	In January 2003, the Company announced that the Board of Directors had undertaken a review of the Company’s Amended and Restated Rights Agreement and determined to redeem the rights associated therewith. The redemption price of $0.01 per right was paid on March 3, 2003 to shareholders of record as of February 18, 2003. As a result of this redemption, the shareholders will no longer be able to exercise such rights and, in the future, rights will no longer attach to issuances of the Company’s common stock.

ITEMS 3-5.   None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report on Form 10-Q:

Exhibit 12 - Computation of Ratios of Earnings to Fixed Charges.

(b)	Reports on Form 8-K:

On April 22, 2003, pursuant to Item 12 of Form 8-K, the Company warned that earnings for the first quarter of 2003 would fall short of the consensus street estimate by approximately one-third.

On April 29, 2003, the Company reported summary financial information for the quarter and twelve months ended March 31, 2003 pursuant to Item 12 of Form 8-K.
14
On April 30, 2003, in a Form 8-K/A, the Company amended previously furnished summary financial information for the quarter and twelve months ended March 31, 2003 pursuant to Item 12 of Form 8-K.
15 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 13, 2003	Southwest Gas Corporation (Registrant) /s/ Roy R. Centrella Roy R. Centrella Vice President/Controller and Chief Accounting Officer

Certification on Form 10-Q

I, Michael O. Maffie, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Southwest Gas Corporation;

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ George C. Biehl George C. Biehl Executive Vice President, Chief Financial Officer and Corporate Secretary Southwest Gas Corporation

18