Form 10-Q
period 2003-06-30
SOUTHWEST GAS CORP
filed 2003-08-14
CIK 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Common Stock, $1 Par Value, 33,832,120 shares as of August 1, 2003.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Thousands of dollars, except par value)

	JUNE 30, 2003	DECEMBER 31, 2002
ASSETS	(Unaudited)
Utility plant:
Gas plant	$2,905,978	$2,779,960
Less: accumulated depreciation	(916,210)	(869,908)
Acquisition adjustments	2,623	2,714
Construction work in progress	24,757	66,693

Net utility plant	2,017,148	1,979,459

Other property and investments	85,490	87,391

Current assets:
Cash and cash equivalents	10,557	19,392
Accounts receivable, net of allowances	86,352	130,695
Accrued utility revenue	28,900	65,073
Deferred income taxes	7,464	3,084
Prepaids and other current assets	36,295	43,524

Total current assets	169,568	261,768

Deferred charges and other assets	56,632	49,310

Total assets	$2,328,838	$2,377,928

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 45,000,000 shares; issued
and outstanding - 33,761,510 and 33,289,015 shares)	$35,392	$34,919
Additional paid-in capital	496,560	487,788
Retained earnings	81,039	73,460

Total equity	612,991	596,167
Mandatorily redeemable preferred securities due 2025	60,000	60,000
Long-term debt, less current maturities	1,087,867	1,092,148

Total capitalization	1,760,858	1,748,315

Current liabilities:
Current maturities of long-term debt	8,000	8,705
Short-term debt	--	53,000
Accounts payable	52,059	88,309
Customer deposits	40,195	34,313
Income taxes payable, net	11,944	10,969
Accrued general taxes	28,851	28,400
Accrued interest	19,297	21,137
Deferred purchased gas costs	33,937	26,718
Other current liabilities	40,034	41,630

Total current liabilities	234,317	313,181

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	243,049	229,358
Other deferred credits	90,614	87,074

Total deferred income taxes and other credits	333,663	316,432

Total capitalization and liabilities	$2,328,838	$2,377,928

The accompanying notes are an integral part of these statements. 2

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts) (Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		TWELVE MONTHS ENDED JUNE 30,
	2003	2002	2003	2002	2003	2002
Operating revenues:
Gas operating revenues	$205,382	$211,425	$565,365	$667,630	$1,013,635	$1,187,216
Construction revenues	50,470	49,698	93,772	92,994	205,787	203,638

Total operating revenues	255,852	261,123	659,137	760,624	1,219,422	1,390,854

Operating expenses:
Net cost of gas sold	93,038	104,622	286,510	379,285	470,604	647,663
Operations and maintenance	64,433	65,033	130,490	130,335	264,343	259,100
Depreciation and amortization	33,526	31,603	66,838	63,037	134,011	123,400
Taxes other than income taxes	9,155	8,789	18,455	17,809	35,211	33,650
Construction expenses	43,911	44,032	82,741	82,797	182,012	180,914

Total operating expenses	244,063	254,079	585,034	673,263	1,086,181	1,244,727

Operating income	11,789	7,044	74,103	87,361	133,241	146,127

Other income and (expenses):
Net interest deductions	(19,537)	(20,900)	(39,774)	(39,926)	(79,819)	(80,130)
Preferred securities distributions	(1,369)	(1,369)	(2,738)	(2,738)	(5,475)	(5,475)
Other income (deductions)	1,614	(18,071)	1,597	(8,055)	13,981	(3,757)

Total other income and (expenses)	(19,292)	(40,340)	(40,915)	(50,719)	(71,313)	(89,362)

Income (loss) before income taxes	(7,503)	(33,296)	33,188	36,642	61,928	56,765
Income tax expense (benefit)	(3,399)	(12,686)	11,753	14,356	18,814	19,992

Net income (loss)	$(4,104)	$(20,610)	$21,435	$22,286	$43,114	$36,773

Basic earnings (loss) per share	$(0.12)	$(0.63)	$0.64	$0.68	$1.29	$1.13

Diluted earnings (loss) per share	$(0.12)	$(0.63)	$0.63	$0.67	$1.28	$1.12

Dividends paid per share	$0.205	$0.205	$0.41	$0.41	$0.82	$0.82

Average number of common shares outstanding	33,665	32,897	33,552	32,759	33,346	32,542
Average shares outstanding (assuming dilution)	--	--	33,789	33,025	33,612	32,820
The accompanying notes are an integral part of these statements. 3

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of dollars) (Unaudited)

	SIX MONTHS ENDED JUNE 30,		TWELVE MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$21,435	$22,286	$43,114	$36,773
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	66,838	63,037	134,011	123,400
Deferred income taxes	9,311	(24,663)	18,290	(30,662)
Changes in current assets and liabilities:
Accounts receivable, net of allowances	44,343	59,623	9,407	19,012
Accrued utility revenue	36,173	35,799	(926)	(3,001)
Deferred purchased gas costs	7,219	103,280	14,158	152,848
Accounts payable	(36,250)	(56,245)	(863)	(26,678)
Accrued taxes	1,426	33,403	2,020	29,911
Other current assets and liabilities	9,504	16,895	(2,628)	11,063
Other	(6,828)	(6,245)	(12,108)	(2,827)

Net cash provided by operating activities	153,171	247,170	204,475	309,839

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(100,893)	(122,770)	(260,974)	(268,970)
Other	3,307	12,517	14,775	18,386

Net cash used in investing activities	(97,586)	(110,253)	(246,199)	(250,584)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	9,245	10,154	17,265	18,540
Dividends paid	(13,759)	(13,422)	(27,346)	(26,674)
Issuance of long-term debt, net	164,513	203,523	167,151	210,362
Retirement of long-term debt, net	(134,419)	(205,439)	(139,008)	(215,965)
Temporary changes in long-term debt	(37,000)	(67,000)	30,000	(46,000)
Change in short-term debt	(53,000)	(91,500)	(1,500)	(665)

Net cash provided by (used in) financing activities	(64,420)	(163,684)	46,562	(60,402)

Change in cash and cash equivalents	(8,835)	(26,767)	4,838	(1,147)
Cash at beginning of period	19,392	32,486	5,719	6,866

Cash at end of period	$10,557	$5,719	$10,557	$5,719

Supplemental information:
Interest paid, net of amounts capitalized	$40,281	$37,375	$79,773	$76,694
Income taxes paid (received), net	(1,071)	1,431	(705)	18,755

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

Basis of Presentation. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2002 Annual Report to Shareholders, which is incorporated by reference into the 2002 Form 10-K, and the first quarter 2003 Form 10-Q.

Reclassifications.     Certain reclassifications have been made to the prior year’s financial information to present it on a basis comparable with the current year’s presentation.

Intercompany Transactions. The construction services segment recognizes revenues generated from contracts with Southwest (see Note 2 below). Accounts receivable for these services were $6 million at June 30, 2003 and December 31, 2002. The accounts receivable balance, revenues, and associated profits are included in the consolidated financial statements of the Company and were not eliminated during consolidation in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.”

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

In accordance with approved regulatory practices, Southwest accrues for future removal costs associated with utility plant retirements as a component of depreciation expense. At June 30, 2003, an estimated $274 million of accumulated removal costs were included in accumulated depreciation.

Stock-Based Compensation. The Company has two stock-based compensation plans, which are described more fully in Note 9 — Employee Benefits in the 2002 Annual Report to Shareholders. These plans are accounted for in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has no current plans to adopt the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company adopted the disclosure requirements of SFAS No. 148 effective December 2002. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123 to its stock-based employee compensation (thousands of dollars, except per share amounts):

	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2003	2002	2003	2002	2003	2002
Net income (loss), as reported	$(4,104)	$(20,610)	$21,435	$22,286	$43,114	$36,773
Add:
Stock-based employee compensation
expense included in reported net
income (loss), net of related tax benefits	428	446	912	892	1,803	1,831
Deduct:
Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax benefits	(553)	(500)	(1,162)	(998)	(2,188)	(2,138)

Pro forma net income (loss)	$(4,229)	$(20,664)	$21,185	$22,180	$42,729	$36,466

Earnings per share:
Basic - as reported	$(0.12)	$(0.63)	$0.64	$0.68	$1.29	$1.13
Basic - pro forma	(0.13)	(0.63)	0.63	0.68	1.28	1.12

Diluted - as reported	(0.12)	(0.63)	0.63	0.67	1.28	1.12
Diluted - pro forma	(0.13)	(0.63)	0.63	0.67	1.27	1.11

Recently Issued Accounting Pronouncements. In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is effective for contracts entered into or modified after June 30, 2003 with exceptions for certain types of securities. SFAS No. 149 clarifies the definition and characteristics of a derivative and amends other existing pronouncements for consistency. The Company does not currently utilize stand-alone derivative instruments for speculative purposes or for hedging and does not have foreign currency exposure. None of the Company’s long-term financial instruments or other contracts are derivatives, or contain embedded derivatives with significant mark-to-market value. The adoption of the standard is not expected to have a material impact on the financial position or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 addresses the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires those instruments be classified as liabilities in statements of financial position. The adoption of the standard is not expected to have a material impact on the financial position or results of operations of the Company.

Note 2 – Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas Operations	Construction Services	Total

Six months ended June 30, 2003
Revenues from external customers	$565,365	$64,492	$629,857
Intersegment revenues	--	29,280	29,280

Total	$565,365	$93,772	$659,137

Segment net income	$19,581	$1,854	$21,435

Six months ended June 30, 2002
Revenues from external customers	$667,630	$62,359	$729,989
Intersegment revenues	--	30,635	30,635

Total	$667,630	$92,994	$760,624

Segment net income	$20,657	$1,629	$22,286

7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Southwest purchases, transports, and distributes natural gas to approximately 1,477,000 residential, commercial, industrial, and other customers, of which 56 percent are located in Arizona, 35 percent are in Nevada, and 9 percent are in California. During the twelve months ended June 30, 2003, Southwest earned 56 percent of operating margin in Arizona, 36 percent in Nevada, and 8 percent in California. During this same period, Southwest earned 83 percent of operating margin from residential and small commercial customers, 6 percent from other sales customers, and 11 percent from transportation customers. These general patterns are expected to continue.

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

Southwest continues to experience significant customer growth. Financing this growth has required large amounts of capital to pay for new transmission and distribution plant, to keep up with consumer demand. During the twelve-month period ended June 30, 2003, capital expenditures for the natural gas operations segment were $244 million. Approximately 69 percent of these expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest (net of dividends) provided $156 million of the required capital resources pertaining to these construction expenditures. The remainder was provided from external financing activities.

Asset Purchase

In June 2002, the Company announced an agreement to purchase Black Mountain Gas Company (BMG), a gas utility serving Cave Creek and Page, Arizona. BMG has approximately 7,300 natural gas customers in a rapidly growing area north of Phoenix, Arizona. In July 2003, the Company received regulatory approval from the Arizona Corporation Commission (ACC) for the acquisition. SEC approval is also needed to consummate the purchase, and is expected to be received in the third quarter of 2003. The acquisition will be financed using existing credit facilities.

2003 Construction Expenditures and Financing

In March 2002, the Job Creation and Worker Assistance Act of 2002 (2002 Act) was signed into law. The 2002 Act provided a three-year, 30 percent bonus depreciation deduction for businesses. The Jobs and Growth Tax Relief Reconciliation Act of 2003 (2003 Act), signed into law in May 2003, provides for enhanced and extended bonus tax depreciation. The 2003 Act increases the bonus depreciation rate to 50 percent for qualifying property placed in service after May 2003 and, generally, before January 2005. Southwest estimates the 2002 and 2003 Acts bonus depreciation deductions will reduce federal income taxes by approximately $65 million over the next two years (2003-2004).

Southwest estimates construction expenditures during the three-year period ending December 31, 2005 will be approximately $675 million. Of this amount, $240 million are expected to be incurred in 2003. During the three-year period, cash flow from operating activities (net of dividends) is estimated to fund approximately 70-75 percent of the gas operations total construction expenditures, including the impacts of the 2002 and 2003 Acts. The Company expects to raise $55 million to $60 million from its Dividend Reinvestment and Stock Purchase Plan (DRSPP). The remaining cash requirements are expected to be provided by other external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest service areas, and earnings. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

In March 2003, the Company issued several series of Clark County, Nevada Industrial Development Revenue Bonds (IDRBs) totaling $165 million, due 2038. Of this total, variable-rate IDRBs ($50 million 2003 Series A and $50 million 2003 Series B) were used to refinance the $100 million 7.50% 1992 Series B, fixed-rate IDRB due 2032. At June 30, 2003, the effective interest rate including all fees on the new Series A and Series B IDRBs was 2.51%. The $30 million 7.30% 1992 Series A, fixed-rate IDRB due 2027 was refinanced with a $30 million 5.45% 2003 Series C fixed-rate IDRB. An incremental $35 million ($20 million 3.35% 2003 Series D and $15 million 5.80% Series E fixed-rate IDRBs) was used to finance construction expenditures in southern Nevada during the first and second quarters of 2003. The Series C and Series E were set with an initial interest rate period of 10 years, while the Series D has an initial interest rate period of 18 months. After the initial interest rate periods, the Series C, D, and E interest rates will be reset at then prevailing market rates for periods not to exceed the maturity date of March 1, 2038.

In June 2003, the Company filed on Form S-3 a registration statement for an incremental $100 million of various securities with the SEC and to revise $200 million of securities previously registered to provide additional flexibility in the types of securities available for issuance. Therefore, the Company has a total of $300 million in securities registered with the SEC which are available for future financing needs. The registration statement also includes financing subsidiaries which could be used to issue preferred securities. In addition to raising new capital, the Company may utilize the registered securities to economically refinance outstanding facilities. This includes the potential redemption of $60 million of preferred securities.

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

The rate schedules in all of the service territories of Southwest contain purchased gas adjustment (PGA) clauses which permit adjustments to rates as the cost of purchased gas changes. The PGA mechanism allows Southwest to change the gas cost component of the rates charged to its customers to reflect increases or decreases in the price expected to be paid to its suppliers and companies providing interstate pipeline transportation service. On an interim basis, Southwest generally defers over or under collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At June 30, 2003, the combined balances in PGA accounts totaled an over-collection of $34 million. At December 31, 2002, the combined balances in PGA accounts totaled an over-collection of $27 million. See PGA Filings for more information.

The price of natural gas has increased during the past several months. The primary reasons for the price increases are low storage inventories resulting from a particularly cold winter in the midwest and eastern United States, and a predicted shortage of gas for filling storage for the upcoming winter. Southwest customers have benefited from the fixed prices associated with existing term contracts during the first half of 2003. However, these contracts are generally of short duration (less than one year) and cover about half of Southwest’s supply needs. Remaining needs are covered with the purchase of natural gas on the spot market. Southwest anticipates the term contracts being negotiated for the upcoming winter months will have higher priced terms than the prior year. Southwest continues to pursue all available sources to maintain the balance of low cost and reliable supply of natural gas for its customers. All incremental costs are expected to be included in the PGA mechanism for recovery from customers in each rate jurisdiction. As a result, the PGA account balances may shift from an over-collected to an under-collected status.

Southwest utilizes short-term borrowings to temporarily finance under-collected PGA balances. Southwest has a $250 million credit facility consisting of a $125 million three-year facility and a $125 million 364-day facility. Of the total $250 million facility, $150 million is designated as short-term debt which the Company believes is adequate to meet anticipated needs. All $150 million was available at June 30, 2003. Effective May 2003, the Company renewed the $125 million 364-day facility for an additional year with no significant changes in rates or terms.

Results of Consolidated Operations

	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2003	2002	2003	2002	2003	2002
Contribution to net income (loss)
(Thousands of dollars)
Natural gas operations	$(5,755)	$(21,830)	$19,581	$20,657	$38,152	$32,319
Construction services	1,651	1,220	1,854	1,629	4,962	4,454

Net income (loss)	$(4,104)	$(20,610)	$21,435	$22,286	$43,114	$36,773

Earnings (loss) per share
Natural gas operations	$(0.17)	$(0.67)	$0.58	$0.63	$1.14	$0.99
Construction services	0.05	0.04	0.06	0.05	0.15	0.14

Consolidated	$(0.12)	$(0.63)	$0.64	$0.68	$1.29	$1.13

See separate discussion at Results of Natural Gas Operations.

Construction services contribution to net income and earnings per share for the three, six, and twelve months ended June 30, 2003 increased modestly when compared to the same periods ended June 30, 2002. Improved margins on bid jobs and a favorable mix of work in several operating areas contributed to the increases.

The following table sets forth the ratios of earnings to fixed charges for the Company (because of the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis):

	For the Twelve Months Ended
	June 30, 2003	December 31, 2002
Ratio of earnings to fixed charges	1.65	1.68

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), preferred securities distributions, and amortized debt costs.

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended June 30,
	2003	2002
	(Thousands of dollars)
Gas operating revenues	$205,382	$211,425
Net cost of gas sold	93,038	104,622

Operating margin	112,344	106,803
Operations and maintenance expense	64,433	65,033
Depreciation and amortization	29,532	27,938
Taxes other than income taxes	9,155	8,789

Operating income	9,224	5,043
Other (income) expense	(1,119)	18,439
Net interest deductions	19,263	20,533
Preferred securities distributions	1,369	1,369

Income (loss) before income taxes	(10,289)	(35,298)
Income tax expense (benefit)	(4,534)	(13,468)

Contribution to consolidated net income (loss)	$(5,755)	$(21,830)

Contribution from natural gas operations increased $16.1 million in the second quarter of 2003 compared to the same period a year ago. The prior-year period included a net pretax $14.5 million ($9 million after tax) merger litigation settlement which was included in other (income) expense. The remaining improvement was principally the result of higher operating margin and a decrease in net interest deductions, partially offset by a modest increase in operating costs.

Operating margin increased $5.5 million, or five percent, in the second quarter of 2003 compared to the second quarter of 2002. Customer growth throughout Southwest’s service territories, partially offset by the impact of conservation and energy efficient appliances, added a net $3 million. Differences in heating demand caused by weather variations between periods accounted for the remainder of the margin increase as warmer-than-normal temperatures experienced in April of 2002 returned to more normal levels in 2003. During the last 12 months, Southwest added nearly 60,000 customers, an increase of four percent.

Operations and maintenance expense decreased $600,000, or one percent. The impact of general cost increases and costs associated with the continued expansion and upgrading of the gas system to accommodate customer growth were mitigated by cost-saving management initiatives. Over the longer term, operations and maintenance expenses are expected to trend upward (corresponding to the customer growth rate and inflation).

Depreciation expense and general taxes increased $2 million, or five percent, as a result of construction activities. Average gas plant in service increased $228 million, or nine percent, as compared to the second quarter of 2002. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Other (income) expense improved $19.6 million between periods primarily due to costs recognized in 2002. In the second quarter of 2002, merger litigation costs, net merger-related litigation settlements, and an accrual for a regulatory disallowance in California totaled approximately $19 million.

Net interest deductions decreased $1.3 million, or six percent, between periods primarily due to lower interest rates. In late March 2003, the Company refinanced $130 million of debt to take advantage of the low interest rate environment as more fully discussed under 2003 Construction Expenditures and Financing.

Six-Month Analysis

	Six Months Ended June 30,
	2003	2002
	(Thousands of dollars)
Gas operating revenues	$565,365	$667,630
Net cost of gas sold	286,510	379,285

Operating margin	278,855	288,345
Operations and maintenance expense	130,490	130,335
Depreciation and amortization	58,855	55,740
Taxes other than income taxes	18,455	17,809

Operating income	71,055	84,461
Other (income) expense	(851)	8,742
Net interest deductions	39,212	39,168
Preferred securities distributions	2,738	2,738

Income before income taxes	29,956	33,813
Income tax expense	10,375	13,156

Contribution to consolidated net income	$19,581	$20,657

Contribution from natural gas operations declined $1.1 million in the first six months of 2003 compared to the same period a year ago. The decrease was principally the result of lower operating margin and increased operating expenses, substantially offset by the change in other (income) expense.

Operating margin decreased $9.5 million, or three percent, compared to the same period a year ago. Record-setting warm temperatures experienced during the first quarter of 2003, partially offset by a return to more normal weather in April, resulted in a $17.5 million margin decrease. However, continuing customer growth contributed $8 million of incremental operating margin.

Operations and maintenance expense was virtually unchanged from the same period a year ago. The impact of general cost increases and costs associated with the continued expansion and upgrading of the gas system to accommodate customer growth were mitigated by cost-saving management initiatives begun in the fourth quarter of 2002. Operations and maintenance expenses overall are expected to trend higher over the longer term.

Depreciation expense and general taxes increased $3.8 million, or five percent, as a result of construction activities. Average gas plant in service increased $224 million, or nine percent, as compared to the first six months of 2002. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Other (income) expense improved $9.6 million between periods. During the prior period, the Company recorded approximately $19.1 million in costs associated with settlements of merger-related litigation, merger litigation costs, and a regulatory disallowance in California. However, this was partially offset by a one-time pretax gain of $8.9 million on the sale of undeveloped property recorded in the first quarter of 2002. Interest income, primarily earned on deferred PGA balances, decreased by $1.1 million between periods.

Twelve-Month Analysis

	Twelve Months Ended June 30,
	2003	2002
	(Thousands of dollars)
Gas operating revenues	$1,013,635	$1,187,216
Net cost of gas sold	470,604	647,663

Operating margin	543,031	539,553
Operations and maintenance expense	264,343	259,100
Depreciation and amortization	118,290	108,796
Taxes other than income taxes	35,211	33,650

Operating income	125,187	138,007
Other (income) expense	(12,701)	5,143
Net interest deductions	78,549	78,386
Preferred securities distributions	5,475	5,475

Income before income taxes	53,864	49,003
Income tax expense	15,712	16,684

Contribution to consolidated net income	$38,152	$32,319

Contribution to consolidated net income increased $5.8 million in the current twelve-month period compared to the same period a year ago. The change in other (income) expense and growth in operating margin were partially offset by higher operating costs.

Operating margin increased $3.5 million between periods. Customer growth contributed an incremental $17.5 million and rate relief granted during the fourth quarter of 2001 added $8 million. Differences in heating demand caused by weather variations between periods resulted in a $22 million margin decrease as warmer-than-normal temperatures were experienced during both periods. During the current twelve-month period, operating margin was negatively impacted by $35 million, and in the prior period, the negative impact was $13 million.

Operations and maintenance expense increased $5.2 million, or two percent, reflecting general increases in labor and maintenance costs and incremental operating expenses associated with servicing additional customers, partially offset by cost-cutting measures initiated by management during the fourth quarter of 2002.

Depreciation expense and general taxes increased $11.1 million, or eight percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $221 million, or nine percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate new customers.

Other (income) expense improved $17.8 million between periods. The timing of merger-related litigation settlements, merger litigation costs and the associated insurance recoveries created a net improvement between periods of $32.4 million. The recognition of $11.9 million in gains on the sale of property and other assets during the fourth quarter of 2001 and the first quarter of 2002 partially offset the merger-related change noted above. Interest income, primarily earned on deferred PGA balances, decreased $3.1 million between periods. Excluding the amounts associated with regulatory disallowances, merger-related issues, and asset sales, other income, net would have been approximately $300,000 in the current twelve-month period and $3.2 million in the prior period.

Income tax expense in the current period includes $2.7 million of income tax benefits, recognized in the fourth quarter of 2002, associated with state taxes and other items. The prior twelve-month period included $2.5 million of income tax benefits, recognized in the fourth quarter of 2001, associated with the favorable resolution of state income tax issues.

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

In July 2002, the Office of Ratepayer Advocates (ORA) filed testimony in the rate case recommending significant reductions to the rate increases sought by Southwest. The ORA did concur with the majority of the Southwest rate design proposals including a margin tracking mechanism to mitigate weather-related and other usage variations. At the hearing that was held in August 2002, Southwest modified its proposal from a five-year to a three-year rate case cycle and accordingly reduced its cumulative request to $4.8 million in northern California and $10.7 million in southern California. For 2003, the amounts requested were $2.6 million in northern California and $5.7 million in southern California. The final general rate case decision, originally requesting an effective date of January 2003, was delayed due to the reassignment of the Administrative Law Judge (ALJ) assigned to the case. As a result of this delay, Southwest filed a motion during the first quarter of 2003 requesting authorization to establish a memorandum account to record the related revenue shortfall between the existing and proposed rates in the general rate case filing. This motion was approved, effective May 2003. A decision on the general rate case is expected during the second half of 2003. The last general rate increases received in California were January 1998 in northern California and January 1995 in southern California.

PGA Filings

The rate schedules in all of the service territories contain PGA clauses, which permit adjustments to rates as the cost of purchased gas changes. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on profit margin. As of June 30, 2003, Southwest had the following PGA balances outstanding:

Arizona	Over-recovered	$21.4 million
Northern Nevada	Over-recovered	$4.2 million
Southern Nevada	Over-recovered	$17.3 million
California	Under-recovered	$8.9 million

In June 2003, Southwest filed its annual PGA with the Public Utilities Commission of Nevada (PUCN). Southwest is recommending a change to a monthly PGA mechanism, rather than annual, to reduce volatility in rate changes. Southwest is proposing a 12-month rolling average of actual gas costs to set rates each month. If the monthly PGA is approved by the PUCN, rates would increase 9.4 percent for customers in southern Nevada and decrease 12.2 percent in northern Nevada. If the monthly proposal is rejected and the current annual PGA method is retained, Southwest has requested that rates increase 12.6 percent in southern Nevada and decrease 7.3 percent in northern Nevada.

Other Filings

Since  November 1999, the Federal Energy Regulatory Commission (FERC) has been examining capacity allocation issues on the El Paso Natural Gas Company (El Paso) system in several proceedings. During that time, the demand for natural gas on the El Paso system has risen primarily due to increased electric power generation fuel needs and market area growth. As a result, shippers have been receiving reductions in the quantities of gas that they have been nominating for transportation each day. Many of the contract demand shippers have argued that the growth in the full requirements shippers’ volumes, coupled with El Paso’s failure to expand its system, have impaired their ability to receive all of the service to which they are entitled.

In May 2002, the FERC issued an order requiring that full requirements service be terminated as of November 2002. The order stated that full requirements transportation service agreements were to be converted to contract demand-type service agreements, and full requirements customers, such as Southwest, were to have an opportunity to negotiate an allocation of the system capacity determined by El Paso to be in excess of the capacity needed to fully serve the contract demand shippers. If the customers failed to agree upon an allocation, then the FERC would establish an allocation methodology for the customers. Following the order, various parties including Southwest submitted comments to the FERC seeking clarification or petitioning for rehearing.

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

In July 2003, the FERC issued an order denying rehearing on most of the issues addressed in its May 2002 and September 2002 orders. The FERC affirmed El Paso’s proposed allocation of capacity in compliance with the earlier orders, as well as the September 2003 conversion date. Various parties, including Southwest, are evaluating the latest order and are expected to pursue further rehearing or judicial review of the FERC’s orders.

Management believes that it is difficult to predict the ultimate outcome of the proceedings or the impact of the FERC action on Southwest. However, the delay of the effective date of the order allowed Southwest to maintain its full requirements contract status during the winter of 2002-2003 to serve its Arizona customers. Additional costs may be incurred to acquire capacity in the future as a result of the FERC order. It is anticipated that any additional costs will be collected from customers, principally through the PGA mechanism.

Recently Issued Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is effective for contracts entered into or modified after June 30, 2003 with exceptions for certain types of securities. SFAS No. 149 clarifies the definition and characteristics of a derivative and amends other existing pronouncements for consistency. The Company does not currently utilize stand-alone derivative instruments for speculative purposes or for hedging and does not have foreign currency exposure. None of the Company’s long-term financial instruments or other contracts are derivatives, or contain embedded derivatives with significant mark-to-market value. The adoption of the standard is not expected to have a material impact on the financial position or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 addresses the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires those instruments be classified as liabilities in statements of financial position. The adoption of the standard is not expected to have a material impact on the financial position or results of operations of the Company.

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

The Company has established disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on the most recent evaluation, as of June 30, 2003, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls during the second quarter that have materially affected, or are likely to materially affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company has been named as a defendant in various legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that none of this litigation will have a material adverse impact on the Company’s financial position or results of operations.

ITEMS 2-3.	None.

16

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on May 8, 2003 with the holders of approximately 30 million of the Company’s common shares represented in person or by proxy. Matters voted upon and the results of the voting were as follows:

(1)	The 11 directors nominated were reelected with the following results:

Name	Votes For
George C. Biehl	26,734,067
Manuel J. Cortez	26,708,900
Mark M. Feldman	26,852,034
David H. Gunning	26,817,450
Thomas Y. Hartley	26,775,291
Michael B. Jager	26,789,419
Leonard R. Judd	26,812,737
James J. Kropid	26,809,696
Michael O. Maffie	26,690,350
Carolyn M. Sparks	26,794,879
Terrance L. Wright	26,811,032

(2)	The proposal to ratify the selection of PricewaterhouseCoopers LLP as independent accountants for the Company was approved. Shareholders voted 26,769,668 shares in favor, 194,721 against, and 2,920,928 abstentions.

ITEM 5.	None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are provided as part of this report on Form 10-Q:

Exhibit 12	– Computation of Ratios of Earnings to Fixed Charges.
Exhibit 31	– Section 302 Certifications.
Exhibit 32	– Section 906 Certifications.

(b)	Reports on Form 8-K:

On June 18, 2003, the Company disclosed it had filed an application with the Arizona Corporation Commission seeking approval of a new financing subsidiary to issue preferred securities pursuant to Item 5 of Form 8-K.

On July 21, 2003, the Company disclosed the promotion of Jeffrey W. Shaw to President of Southwest Gas Corporation pursuant to Item 5 of Form 8-K.

On July 22, 2003, the description of the Company’s common stock and the form of the Company’s common stock certificate were filed pursuant to Item 5 of Form 8-K.

On July 30, 2003, the Company reported summary financial information for the quarter, six and twelve months ended June 30, 2003 pursuant to Item 12 of Form 8-K.

17 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 13, 2003	Southwest Gas Corporation (Registrant) /s/ Roy R. Centrella Roy R. Centrella Vice President/Controller and Chief Accounting Officer
18