Form 10-K
period 2003-12-31
SOUTHWEST GAS CORP
filed 2004-03-12
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 1-7850

SOUTHWEST GAS CORPORATION

(Exact name of registrant as specified in its charter)

California	88-0085720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5241 Spring Mountain Road Post Office Box 98510 Las Vegas, Nevada	89193-8510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 876-7237

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value	New York Stock Exchange, Inc.
Pacific Exchange, Inc.
7.70% Preferred Trust Securities	New York Stock Exchange, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer. Yes ☑ No ☐

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant:

$715,068,782 as of June 30, 2003

The number of shares outstanding of common stock:

Common Stock, $1 Par Value, 34,517,481 shares as of March 1, 2004

DOCUMENTS INCORPORATED BY REFERENCE

Description	Part Into Which Incorporated

Annual Report to Shareholders for the Year Ended December 31, 2003	Parts I, II, and IV
2004 Proxy Statement	Part III

PART I

PART I

Item 1.    BUSINESS

Southwest Gas Corporation (the “Company”) was incorporated, effective March 1931, under the laws of the state of California. The Company is comprised of two business segments: natural gas operations (“Southwest” or the “natural gas operations” segment) and construction services. Southwest is engaged in the business of purchasing, transporting, and distributing natural gas in portions of Arizona, Nevada, and California. Southwest is the largest distributor in Arizona, selling and transporting natural gas in most of central and southern Arizona, including the Phoenix and Tucson metropolitan areas. Southwest is also the largest distributor and transporter of natural gas in Nevada, serving the Las Vegas metropolitan area and northern Nevada. In addition, Southwest distributes and transports natural gas in portions of California, including the Lake Tahoe area and the high desert and mountain areas in San Bernardino County.

Northern Pipeline Construction Co. (“NPL” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.

Financial information concerning the Company’s business segments is included in Note 11 of the Notes to Consolidated Financial Statements which is included in the 2003 Annual Report to Shareholders and is incorporated herein by reference.

The Company maintains a website (www.swgas.com) for the benefit of shareholders, investors, customers, and other interested parties. The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports available, free of charge, through its website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

NATURAL GAS OPERATIONS

General Description

Southwest is subject to regulation by the Arizona Corporation Commission (“ACC”), the Public Utilities Commission of Nevada (“PUCN”), and the California Public Utilities Commission (“CPUC”). These commissions regulate public utility rates, practices, facilities, and service territories in their respective states. The CPUC also regulates the issuance of all securities by the Company, with the exception of short-term borrowings. Certain accounting practices, transmission facilities, and rates are subject to regulation by the Federal Energy Regulatory Commission (“FERC”). NPL is not regulated by the state utilities commissions in any of its operating areas.

As of December 31, 2003, Southwest purchased, transported, and distributed natural gas to 1,531,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. There were 67,000 customers added to the system during 2003 (and an additional 9,000 in central Arizona associated with the acquisition of Black Mountain Gas Company (“BMG”) in October 2003).

The table below lists the percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

	Distribution		Transportation
For the Year Ended	Residential and Small Commercial	Other Sales Customers
December 31, 2003	84%	6%	10%
December 31, 2002	83%	7%	10%
December 31, 2001	82%	8%	10%

Southwest is not dependent on any one or a few customers to the extent that the loss of any one or several would have a significant adverse impact on earnings.

Transportation of customer-secured gas to end-users accounted for 54 percent of total system throughput in 2003. Although the volumes were significant, these customers provide a much smaller proportionate share of operating margin. Customers who utilized this service transported 134 million dekatherms in 2003, 133 million dekatherms in 2002, and 127 million dekatherms in 2001.

The demand for natural gas is seasonal. Variability in weather from normal temperatures can materially impact results of operations. It is the opinion of management that comparisons of earnings for interim periods do not reliably reflect overall trends and changes in operations. Also, earnings for interim periods can be significantly affected by the timing of general rate relief.

Rates and Regulation

Rates that Southwest is authorized to charge its distribution system customers are determined by the ACC, PUCN, and CPUC in general rate cases and are derived using rate base, cost of service, and cost of capital experienced in a historical test year, as adjusted in Arizona and Nevada, and projected for a future test year in California. The FERC regulates the northern Nevada transmission and liquefied natural gas (“LNG”) storage facilities of Paiute Pipeline Company (“Paiute”), a wholly owned subsidiary, and the rates it charges for transportation of gas directly to certain end-users and to various local distribution companies (“LDCs”). The LDCs transporting on the Paiute system are: Sierra Pacific Power Company (serving Reno and Sparks, Nevada), Avista Utilities (serving South Lake Tahoe, California), and Southwest Gas Corporation (serving Truckee and North Lake Tahoe, California and various locations throughout northern Nevada).

Rates charged to customers vary according to customer class and rate jurisdiction and are set at levels that are intended to allow for the recovery of all prudently incurred costs, including a return on rate base sufficient to pay interest on debt, preferred securities distributions, and a reasonable return on common equity. Rate base consists generally of the original cost of utility plant in service, plus certain other assets such as working capital and inventories, less accumulated depreciation on utility plant in service, net deferred income tax liabilities, and certain other deductions. Rate schedules in all service areas contain purchased gas adjustment (“PGA”) clauses, which allow Southwest to file for rate adjustments as the cost of purchased gas changes. In Nevada, tariffs provide for annual adjustment dates for changes in purchased gas costs. Southwest may make additional requests to adjust rates, if market conditions warrant. In Arizona, Southwest adjusts rates monthly for changes in purchased gas costs, within pre-established limits. In California, a monthly gas cost adjustment based on forecasted monthly prices is used to adjust rates. PGA rate changes affect cash flows but have no direct impact on profit margin. Filings to change rates in accordance with PGA clauses are subject to audit by the appropriate state regulatory commission staff. Information with respect to recent general rate cases and PGA filings is included in the Rates and Regulatory Proceedings section of Management’s Discussion and Analysis (“MD&A”) in the 2003 Annual Report to Shareholders.

The table below lists the docketed general rate filings last initiated and the status of such filing within each ratemaking area:

Ratemaking Area	Type of Filing	Month Filed	Month Final Rates Effective
Arizona	General rate case	May 2000	November 2001
California:
Northern and Southern	General rate case	February 2002	Pending
Nevada:
Northern and Southern	General rate case	March 2004	Pending
FERC:
Paiute	General rate case	July 1996	January 1997

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

Demand for natural gas is greatly affected by temperature. On cold days, use of gas by residential and commercial customers may be as much as six times greater than on warm days because of increased use of gas for space heating. To fully satisfy this increased high-priority demand, gas is withdrawn from storage in certain service areas, or peaking supplies are purchased from suppliers. If necessary, service to interruptible lower-priority customers may be curtailed to provide the needed delivery system capacity. No curtailment occurred during the latest peak heating season. Southwest maintains no significant backlog on its orders for gas service.

Natural Gas Supply

Southwest is responsible for acquiring (purchasing) and arranging delivery of (transporting) natural gas to its system for all sales customers.

The primary objective of Southwest with respect to acquiring gas supply is to ensure that adequate, as well as economical, supplies of natural gas are available from reliable sources. Gas is acquired from a wide variety of sources and a mix of purchase provisions, including spot market purchases and firm supplies with a variety of terms. During 2003, Southwest acquired gas supplies from 48 suppliers. This practice mitigates the risk of nonperformance by any one supplier.

Balancing reliable supply assurances with the associated costs results in a continually changing mix of purchase provisions within the supply portfolios. To address the unique requirements of its various market areas, Southwest assembles and administers a separate natural gas supply portfolio for each of its jurisdictional areas. Firm and spot market natural gas purchases are made in a competitive bid environment. Southwest has experienced price volatility over the past five years, as the weighted average delivered cost of natural gas has ranged from a low of 28 cents per therm in 1999 to a high of 55 cents per therm in 2001. During 2003, Southwest paid an average of 46 cents per therm. To mitigate customer exposure to market price volatility, Southwest continues to purchase a significant percentage of its forecasted annual normal weather requirements under firm, fixed-price arrangements that are secured periodically throughout the year.

The firm, fixed-price arrangements are structured such that a stated volume of gas is required to be scheduled by Southwest and delivered by the supplier. If the gas is not needed by Southwest or cannot be procured by the supplier, the contract provides for fixed or market-based penalties to be paid by the non-performing party. In the event that demand on Southwest’s system is lower than expected, Southwest may have the opportunity to forego the purchase at a negotiated price in excess of the contracted price during periods of extreme price volatility. Any savings would reduce the overall cost of gas for the purchase period.

In managing its gas supply portfolios, Southwest uses the fixed-price arrangements noted above, but does not currently utilize other stand-alone derivative financial instruments. In the future stand-alone derivatives may be used to hedge against possible price increases. However, any such change would be undertaken with the knowledge of Southwest’s various regulatory commissions.

Storage capability can influence the average annual price of gas, as storage allows a company to purchase natural gas in larger quantities during the off-peak season and store it for use in high demand periods when prices may be greater. Southwest currently has no storage availability in its Arizona or southern Nevada rate jurisdictions. Limited storage capabilities exist in southern and northern California and northern Nevada. A contract with Southern California Gas Company is intended for delivery only within Southwest’s southern California rate jurisdiction. In addition, a contract with Paiute for its LNG facility in northern Nevada and northern California allows for peaking capability only. Gas is purchased for injection during the off-peak period for use in the high demand months, but is again limited in its impact on the overall price. The LNG plant is currently leased from a third party, and the contract expires in July 2005. While negotiations continue between the owner of the plant and Paiute to allow for the purchase of the facility, preparations are being made to provide alternatives to the leased facility to be in service by July 2005.

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

Southwest arranges for transportation of gas to its Arizona, Nevada, and California service territories through the pipeline systems of El Paso Natural Gas Company (“El Paso”), Kern River Gas Transmission Company (“Kern River”), Transwestern Pipeline Company, Northwest Pipeline Corporation, Southern California Gas Company and Paiute. Supply and pipeline capacity availability on both short- and long-term bases is continually monitored by Southwest to ensure the reliability of service to its customers. Southwest currently receives firm transportation service, both on a short- and long-term basis, for all of its service territories on the pipeline systems noted above, and also has interruptible contracts in place that allow additional capacity to be acquired should an unforeseen need arise.

The Company believes that the current level of contracted firm interstate capacity is sufficient to serve each of its service territories. As the need arises to acquire additional capacity on one of the interstate pipeline transmission systems, primarily due to customer growth, Southwest will continue to consider available options to obtain that capacity, either through the use of firm contracts with a pipeline company or by purchasing capacity on the open market.

Southwest is dependent upon the El Paso pipeline system for the transportation of gas to virtually all of its Arizona service territories. Historically, Southwest received transportation service from El Paso to its Arizona service territories under a full requirements contract. Under full requirements service, El Paso was obligated to transport all of a customer’s gas requirements each day, and the customer was obligated to have El Paso, and only El Paso, transport its requirements. Virtually all of El Paso’s customers in Arizona, New Mexico, and Texas have been full requirements customers, while El Paso has transported gas for its customers in California and Nevada subject to a specific maximum daily quantity, or contract demand limitation.

Since November 1999, the Federal Energy Regulatory Commission has been examining capacity allocation issues on the El Paso system in several proceedings. This examination resulted in a series of orders by the FERC in which all of the major full requirements transportation service agreements on the El Paso system, including the agreement by which Southwest obtained the transportation of gas supplies to its Arizona service areas, were converted to contract demand-type service agreements, with fixed maximum service limits, effective September 2003. At that time, all of the transportation capacity on the system was allocated among the shippers. In order to help ensure that the converting full requirements shippers would have adequate capacity to meet their needs, El Paso was authorized to expand the capacity on its system by adding compression.

The FERC is continuing to examine issues related to the implementation of the full requirements conversion. Petitions for judicial review of the FERC’s orders mandating the conversion have been filed.

Management believes that it is difficult to predict the ultimate outcome of the proceedings or the impact of the FERC action on Southwest. Southwest has had adequate capacity for its customers’ needs during the 2003/2004 heating season to date and management believes adequate capacity exists for the remainder of the heating season. Additional costs may be incurred to acquire capacity in the future as a result of the FERC order. However, it is anticipated that any additional costs would be collected from customers principally through the PGA mechanism.

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

Southwest continues to compete with interstate transmission pipeline companies, such as El Paso, Kern River, and Tuscarora Gas Transmission Company, to provide service to certain large end-users. End-use customers located in close proximity to these interstate pipelines pose a potential bypass threat. Southwest attempts to closely monitor each customer situation and provide competitive service in order to retain the customer. Southwest has remained competitive through the use of negotiated transportation contract rates, special long-term contracts with electric generation and cogeneration customers, and other tariff programs. These competitive response initiatives have mitigated the loss of margin earned from large customers.

Environmental Matters

Federal, state, and local laws and regulations governing the discharge of materials into the environment have had little direct impact upon Southwest. Environmental efforts, with respect to matters such as protection of endangered species and archeological finds, have increased the complexity and time required to obtain pipeline rights-of-way and construction permits. However, increased environmental legislation and regulation are also beneficial to the natural gas industry. Because natural gas is one of the most environmentally safe fossil fuels currently available, its use can help energy users to comply with stricter environmental standards.

Employees

At December 31, 2003, the natural gas operations segment had 2,550 regular full-time equivalent employees, of which 507 full-time equivalent non-exempt employees in central Arizona were represented by the International Brotherhood of Electrical Workers. No other natural gas operations segment employees are represented by a union. Southwest believes it has a good relationship with its employees and that compensation, benefits, and working conditions afforded its employees are comparable to those generally found in the utility industry.

CONSTRUCTION SERVICES

Northern Pipeline Construction Co. is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems. NPL contracts primarily with LDCs to install, repair, and maintain energy distribution systems from the town border station to the end-user. The primary focus of business operations is main and service replacement as well as new business installations. Construction work varies from relatively small projects to the piping of entire communities. Construction activity is seasonal in most areas. Peak construction periods are the summer and fall months in colder climate areas, such as the midwest. In the warmer climate areas, such as the southwestern United States, construction continues year round.

NPL business activities are often concentrated in utility service territories where existing energy lines are scheduled for replacement. An LDC will typically contract with NPL to provide pipe replacement services and new line installations. Contract terms generally specify unit-price or fixed-price arrangements. Unit-price contracts establish prices for all of the various services to be performed during the contract period. These contracts often have annual pricing reviews. During 2003, approximately 94 percent of revenue was earned under unit-price contracts. As of December 31, 2003 no significant backlog existed with respect to outstanding construction contracts.

Materials used by NPL in its pipeline construction activities are typically specified, purchased, and supplied by NPL’s customers. Construction contracts also contain provisions which make customers generally liable for remediating environmental hazards encountered during the construction process. Such hazards might include digging in an area that was contaminated prior to construction, finding endangered animals, digging in historically significant sites, etc.

Otherwise, NPL’s operations have minimal environmental impact (dust control, normal waste disposal, handling harmful materials, etc.).

Competition within the industry has traditionally been limited to several regional competitors in what has been a largely fragmented industry. Several national competitors also exist within the industry. NPL currently operates in approximately 17 major markets nationwide. Its customers are the primary LDCs in those markets. During 2003, NPL served 41 major customers, with Southwest accounting for approximately 30 percent of their revenues. With the exception of one other customer that accounted for approximately 12 percent of revenue, no other customer had a relatively significant contribution to NPL revenues.

Employment fluctuates between seasonal construction periods, which are normally heaviest in the summer and fall months. At December 31, 2003, NPL had 1,822 regular full-time equivalent employees. Employment peaked in May 2003 when there were 2,040 employees. The majority of the employees are represented by unions and are covered by collective bargaining agreements, which is typical of the utility construction industry.

Operations are conducted from 17 field locations with corporate headquarters located in Phoenix, Arizona. All buildings are leased from third parties. The lease terms are typically five years or less. Field location facilities consist of a small building for repairs and land to store equipment.

NPL is not directly affected by regulations promulgated by the ACC, PUCN, CPUC or FERC in its construction services. NPL is an unregulated construction subsidiary of Southwest Gas Corporation. However, because NPL performs work for the regulated natural gas segment of the Company, its construction costs are subject indirectly to “prudency reviews” just as any other capital work that is performed by third parties or directly by Southwest. However, such “prudency reviews” would not bring NPL under the regulatory jurisdiction of any of the commissions noted above.

COMPANY RISK FACTORS

Although the Company is not able to predict all factors that may affect future results, described below are some of the risk factors identified by the Company that may have a negative impact on our future financial performance or affect whether we achieve the goals or expectations expressed or implied in any forward-looking statements contained herein. Unless indicated otherwise, references below to “we,” “us” and “our” should be read to refer to Southwest Gas Corporation and its subsidiaries.

Our liquidity, and in certain circumstances our earnings, may be reduced during periods in which natural gas prices are rising significantly or are more volatile.

Rate schedules in each of our service territories contain purchased gas adjustment clauses which permit us to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. We have used short-term borrowings in the past to temporarily finance increases in purchased gas costs, and we expect to do so during 2004, if the need again arises.

We may file requests for rate increases to cover the rise in the costs of purchased gas. Due to the nature of the regulatory process, there is a risk of a disallowance of full recovery of these costs during any period in which there has been a substantial run-up of these costs or our costs are more volatile. Any disallowance of purchased gas costs may reduce cash flow and earnings.

Increases in the cost of natural gas may arise from a variety of factors, including weather, changes in demand, the level of production and availability of natural gas, transportation constraints, transportation capacity cost increases, federal and state energy and environmental regulation and legislation, the degree of market liquidity, natural disasters, wars and other catastrophic events, and the success of our strategies in managing price risk.

Governmental policies and regulatory actions can reduce our earnings.

Governmental policies and regulatory actions, including those of the ACC, the CPUC, the FERC, and the PUCN relating to allowed rates of return, rate structure, purchased gas and investment recovery, operation and construction of facilities, present or prospective wholesale and retail competition, changes in tax laws and policies, and changes in and compliance with environmental and safety laws and policies, can reduce our earnings. Risks and uncertainties relating to delays in obtaining regulatory approvals, conditions imposed in regulatory approvals, or determinations in regulatory investigations can also impact financial performance.

We are unable to predict what types of conditions might be imposed on Southwest or what types of determinations might be made in pending or future regulatory proceedings or investigations. We nevertheless believe that it is not uncommon for conditions to be imposed in regulatory proceedings, for Southwest to agree to conditions as part of a settlement of a regulatory proceeding, or for determinations to be made in regulatory investigations that will reduce our earnings and liquidity. For example, we may request recovery of a particular operating expense in a general rate case filing that a regulator disallows.

Significant customer growth in Arizona and Nevada could strain our capital resources.

We continue to experience significant population and customer growth throughout our service territories. During 2003, we added 67,000 customers, a five percent growth rate. Another 9,000 customers were added in October 2003 with the BMG acquisition. Over the past ten years, customer growth has averaged five percent per year. This growth has required large amounts of capital to finance the investment in new transmission and distribution plant. In 2003, our natural gas construction expenditures totaled $228 million. Approximately 72 percent of these current-period expenditures represented new construction, and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant.

Cash flows from operating activities (net of dividends) have been inadequate, and are expected to continue to be inadequate, to fund all necessary capital expenditures. We have funded this shortfall through the issuance of additional debt and equity securities, and expect to continue to do so. However, our ability to issue additional securities is dependent upon, among other things, conditions in the capital markets, regulatory authorizations, and our level of earnings.

Significant customer growth in Arizona and Nevada could also impact earnings.

Our ability to earn the rates of return authorized by the ACC and the PUCN is also more difficult because of significant customer growth. The rates we charge our distribution customers in Arizona and Nevada are derived using rate base, cost of service, and cost of capital experienced in a historical test year, as adjusted. This results in “regulatory lag” which delays our recovery of some of the costs of capital improvements and operating costs from customers in Arizona and Nevada.

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

Our ability to finance capital expenditures and other matters will depend upon general economic conditions in the capital markets. The direction of interest rates is uncertain. Declining interest rates are generally believed to be favorable to utilities while rising interest rates are believed to be unfavorable because of the high capital costs of utilities. In addition, our authorized rate of return is based upon certain assumptions regarding interest rates. If interest rates are lower than assumed rates, our authorized rate of return in the future could be reduced. If interest rates are higher than assumed rates, it will be more difficult for us to earn our currently authorized rate of return.

A significant reduction in our credit ratings could materially and adversely affect our business, financial condition and results of operations.

We cannot be certain that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Any downgrade could increase our borrowing costs, which would diminish our financial results. We would likely be required to pay a higher interest rate in future financings, and our potential pool of investors and funding sources could decrease. A downgrade could require additional support in the form of letters of credit or cash or other collateral and otherwise adversely affect our business, financial condition and results of operations.

Item 2.    PROPERTIES

The plant investment of Southwest consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators, which comprise the pipeline systems and facilities located in and around the communities served. Southwest also includes other properties such as land, buildings, furnishings, work equipment, vehicles, and software systems in plant investment. The northern Nevada and northern California properties of Southwest are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Several properties are leased by Southwest, including an LNG storage plant in northern Nevada, a portion of the corporate headquarters office complex located in Las Vegas, Nevada, and the administrative offices in Phoenix, Arizona. Total gas plant, exclusive of leased property, at December 31, 2003 was $3.1 billion, including construction work in progress. It is the opinion of management that the properties of Southwest are suitable and adequate for its purposes.

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

Information on properties of NPL can be found on page 6 of this Form 10-K under Construction Services.

OREGON
IDAHO
NEVADA
CALIFORNIA
ARIZONA
SOUTHWEST GAS CORPORATION
PAIUTE PIPELINE COMPANY
EL PASO NATURAL GAS
NORTHWEST PIPELINE
KERN RIVER GAS TRANS CO
SOUTHERN CALIFORNIA GAS
TRANSWESTERN PIPELINE
TUSCARORA GAS TRANS CO.
COMMUNITIES SERVED BY SOUTHWEST GAS
COMMUNITIES SERVED BY OTHER COMPANIES
DIVISION HEADQUARTERS
LNG FACILITY
SCALE IN MILES
25 0 25 50 75 100
N
WINNEMUCCA
BATTLE MOUNTAIN
ELKO
CARLIN
LOVELOCK
RENO
INCLINE VILLAGE
FERNLEY
FALLON
TRUCKEE
CARSON CITY
STATELINE
YERINGTON
GARDNERVILLE
WASHINGTON WATER POWER
SOUTH LAKE TAHOE
LAS VEGAS
HENDERSON
BOULDER CITY
PRIMM
BAKERSFIELD
BARSTOW
NEEDLES
BULLHEAD CITY
TOPOCK
VICTORVILLE
LOS ANGELES
BIG BEAR
PRESCOTT
FLAGSTAFF
WICKENBURG
PARKER
EHRENBERG
PHOENIX
TEMPE
GLOBE
SUPERIOR
FLORENCE
COOLIDGE
MORENCI
CLIFTON
CASA GRANDE
ELOY
YUMA
AJO
TUCSON
GREEN VALLEY
SIERRA VISTA
BISBEE
DOUGLAS

Item 3.    LEGAL PROCEEDINGS

The Company is named as a defendant in various legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that none of this litigation individually or in the aggregate will have a material adverse impact on the Company’s financial position or results of operations.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal markets on which the common stock of the Company is traded are the New York Stock Exchange and the Pacific Exchange. At March 1, 2004, there were 23,259 holders of record of common stock, and the market price of the common stock was $23.45. The quarterly market price of, and dividends on, Company common stock required by this item are included in the 2003 Annual Report to Shareholders filed as an exhibit hereto and incorporated herein by reference.

The Company has a common stock dividend policy which states that common stock dividends will be paid at a prudent level that is within the normal dividend payout range for its respective businesses, and that the dividend will be established at a level considered sustainable in order to minimize business risk and maintain a strong capital structure throughout all economic cycles. The quarterly common stock dividend was 20.5 cents per share throughout 2003. The dividend of 20.5 cents per share has been paid quarterly since September 1994.

Item 6.    SELECTED FINANCIAL DATA

Information required by this item is included in the 2003 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is included in the 2003 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is included in the 2003 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis” and under Notes 6 and 7 of the Notes to Consolidated Financial Statements and is incorporated herein by reference. Other risk information is included under the heading “Company Risk Factors” in Item 1. Business of this report.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Southwest Gas Corporation and Notes thereto, together with the reports of PricewaterhouseCoopers LLP, Independent Auditors, and Arthur Andersen LLP, Independent Public Accountants, are included in the 2003 Annual Report to Shareholders and are incorporated herein by reference.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 28, 2002, the Company dismissed Arthur Andersen LLP as its independent auditor. The decision to dismiss Arthur Andersen was recommended by the Company’s Audit Committee and approved by its Board of Directors.

Arthur Andersen’s report on the financial statements of the Company for the year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended December 31, 2000 and 2001, and the interim period between December 31, 2001 and May 28, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its report. During the years ended December 31, 2000 and 2001, and the interim period between December 31, 2001 and May 28, 2002, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the SEC). In May 2002, Arthur Andersen furnished the Company with a letter addressed to the SEC stating that it agrees with the statements above. A copy of the letter was included as an exhibit to the Form 8-K filed by the Company in May 2002.

The Company engaged PricewaterhouseCoopers LLP as its independent auditor, effective May 28, 2002. During the years ended December 31, 2000 and 2001, and the interim period between December 31, 2001 and May 28, 2002, neither the Company nor anyone on its behalf consulted with PricewaterhouseCoopers LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject of a disagreement (as described above) or a reportable event.

The Company has not been able to obtain, after reasonable efforts, the written consent of Arthur Andersen to the incorporation by reference in the Company’s previously filed Form S-3 Registration Statements (Nos. 333-98995 and 333-106419) and Form S-8 Registration Statements (Nos. 333-31223, 333-106762 and 333-111034) of the report of Arthur Andersen on the 2001 financial statements included in this Annual Report, as required by the Securities Act of 1933. Therefore, in reliance on Rule 437a promulgated under the Securities Act of 1933, the Company has dispensed with the requirement to file a written consent from Arthur Andersen with this Annual Report. As a result, the ability of persons who purchase the Company’s securities pursuant to these Registration Statements to assert claims against Arthur Andersen may be limited.

Because the Company has not been able to obtain the written consent of Arthur Andersen, such persons may not have an effective remedy against Arthur Andersen for any untrue statements of a material fact contained in Arthur Andersen’s report or the financial statements covered thereby or any omissions to state a material fact required to be stated therein.

Item 9A.    CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and benefits of controls must be considered relative to their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based on the most recent evaluation, as of December 31, 2003, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2004 Proxy Statement, which by this reference is incorporated herein.

(b) Identification of Executive Officers. The name, age, position, and period position held during the last five years for each of the Executive Officers of the Company are as follows:

Name	Age	Position	Period Position Held
Michael O. Maffie	56	Chief Executive Officer	2003-Present
		President and Chief Executive Officer	1999-2003
Jeffrey W. Shaw	45	President	2003-Present
		Senior Vice President/Gas Resources and Pricing	2002-2003
		Senior Vice President/Finance and Treasurer	2000-2002
		Vice President/Treasurer	1999-2000
George C. Biehl	56	Executive Vice President/Chief Financial Officer and
		Corporate Secretary	2000-Present
		Senior Vice President/Chief Financial Officer and
		Corporate Secretary	1999-2000
James P. Kane	57	Executive Vice President/Operations	2000-Present
		Senior Vice President/Operations	1999-2000
Edward S. Zub	55	Executive Vice President/Consumer Resources and
		Energy Services	2000-Present
		Senior Vice President/Regulation and Product Pricing	1999-2000
James F. Lowman	57	Senior Vice President/Central Arizona Division	1999-Present
Thomas R. Sheets	53	Senior Vice President/Legal Affairs and General Counsel	2000-Present
		Vice President/General Counsel	1999-2000
Dudley J. Sondeno	51	Senior Vice President/Chief Knowledge and
		Technology Officer	1999-Present
Roy R. Centrella	46	Vice President/Controller and Chief Accounting Officer	2002-Present
		Controller	2001-2002
		Assistant Controller	1999-2001
Kenneth J. Kenny	41	Treasurer	2003-Present
		Assistant Treasurer/Director Financial Services	2000-2003
		Senior Manager/Treasury	1999-2000

(c) Identification of Certain Significant Employees. None.

(d) Family Relationships. No Directors or Executive Officers are related to any other either by blood, marriage, or adoption.

(e) Business Experience. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2004 Proxy Statement, which by this reference is incorporated herein. All Executive Officers have held responsible positions with the Company for at least five years as described in (b) above.

(f) Involvement in Certain Legal Proceedings. None.

(g) Promoters and Control Persons. None.

(h) Audit Committee Financial Expert. Information with respect to the financial expert of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2004 Proxy Statement, which by this reference is incorporated herein.

(i) Identification of the Audit Committee. Information with respect to the composition of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2004 Proxy Statement, which by this reference is incorporated herein.

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

The Company has adopted procedures to assist its directors and executive officers in complying with Section 16(a) of the Securities Exchange Act of 1934, as amended, which includes assisting in the preparation of forms for filing. For 2003, all reports were timely filed.

Code of Business Conduct and Ethics. The Company has adopted a code of business conduct and ethics for its employees, including its chief executive officer, chief financial officer, chief accounting officer, and non-employee directors. A code of ethics is defined as written standards that are reasonably designed to deter wrongdoing and to promote: 1) honest and ethical conduct; 2) full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files; 3) compliance with applicable governmental laws, rules, and regulations; 4) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and 5) accountability for adherence to the code. The Company’s Code of Business Conduct & Ethics can be viewed on the Company’s website (www.swgas.com). If any substantive amendments to the Code of Business Conduct & Ethics are made or any waivers are granted, including any implicit waiver, from a provision of the Code of Business Conduct & Ethics, to the Company’s chief executive officer, chief financial officer and chief accounting officer, the Company will disclose the nature of such amendment or waiver on the Company’s website, www.swgas.com.

Item 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation is set forth under the heading “Executive Compensation and Benefits” in the definitive 2004 Proxy Statement, which by this reference is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2004 Proxy Statement, which by this reference is incorporated herein.

(b) Security Ownership of Management. Information with respect to security ownership of management is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2004 Proxy Statement, which by this reference is incorporated herein.

(c) Changes in Control. None.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

At December 31, 2003, the Company had two stock-based compensation plans. With respect to the first plan, the Company may grant options to purchase shares of common stock to key employees and outside directors.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
(Thousands of shares)
Equity compensation plans approved by security holders	1,502	$21.83	1,016
Equity compensation plans not approved by security holders	—	—	—

Total	1,502	$21.83	1,016

Pursuant to the terms of the management incentive plan, the Company may issue restricted stock in the form of performance shares to encourage key employees to remain in its employment to achieve short-term and long-term performance goals.

Plan category	Number of securities to be issued upon vesting of performance shares	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance
(Thousands of shares)
Equity compensation plans approved by security holders	381	$21.41	—
Equity compensation plans not approved by security holders	—	—	—

Total	381	$21.41	—

Additional information regarding the two equity compensation plans is included in Note 9 of the Notes to Consolidated Financial Statements in the 2003 Annual Report to Shareholders.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to accounting fees and services associated with PricewaterhouseCoopers LLP is set forth under the heading “Selection of Independent Accountants” in the definitive 2004 Proxy Statement, which by this reference is incorporated herein.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report on Form 10-K:

(1)	The Consolidated Financial Statements of the Company (including the Reports of Independent Auditors) required to be reported herein are incorporated by reference to the information reported in the 2003 Annual Report to Shareholders under the following captions:

(2)	All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(3)	See LIST OF EXHIBITS.

(b) Reports on Form 8-K.

On February 17, 2004, the Company furnished summary financial information for the quarter and year ended December 31, 2003 pursuant to Item 12 of Form 8-K.

(c) See LIST OF EXHIBITS.

LIST OF EXHIBITS

Exhibit Number	Description of Document

3(i)	Restated Articles of Incorporation, as amended. Incorporated herein by reference to the report on Form 10-Q for the quarter ended March 31, 1997.

3(ii)	Amended Bylaws of Southwest Gas Corporation. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2003.

4.01	Indenture between Clark County, Nevada, and Harris Trust and Savings Bank as Trustee, dated December 1, 1993, with respect to the issuance of $75,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation), 1993 Series A, due 2033. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1993.

4.02	Indenture between City of Big Bear Lake, California, and Harris Trust and Savings Bank as Trustee, dated December 1, 1993, with respect to the issuance of $50,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation Project), 1993 Series A, due 2028. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1993.

4.03	Form of Deposit Agreement. Incorporated herein by reference to the Registration Statement on Form S-3, No. 33-55621.

4.04	Form of Depositary Receipt (attached as Exhibit A to Deposit Agreement included as Exhibit 4.03 hereto). Incorporated herein by reference to the Registration Statement on Form S-3, No. 33-55621.

4.05	Indenture between the Company and Harris Trust and Savings Bank dated July 15, 1996, with respect to Debt Securities. Incorporated herein by reference to the report on Form 8-K dated July 26, 1996.

4.06	First Supplemental Indenture of the Company to Harris Trust and Savings Bank dated August 1, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to 7 1/2% and 8% Debentures, due 2006 and 2026, respectively. Incorporated herein by reference to the report on Form 8-K dated July 31, 1996.

4.07	Second Supplemental Indenture of the Company to Harris Trust and Savings Bank dated December 30, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to Medium-Term Notes. Incorporated herein by reference to the report on Form 8-K dated December 30, 1996.

4.08	Indenture between Clark County, Nevada, and Harris Trust and Savings Bank as Trustee, dated as of October 1, 1999, with respect to the issuance of $35,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation), Series 1999A and Taxable Series 1999B or convertibles of Series B (Series C and D), due 2038. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1999.

4.09	Third Supplemental Indenture between the Company and The Bank of New York, dated as of February 13, 2001, supplementing and amending the Indenture dated as of July 15, 1996, with respect to the $200,000,000, 8.375% Notes, due 2011. Incorporated herein by reference to the report on Form 8-K dated February 8, 2001.

4.10	Fourth Supplemental Indenture of the Company to The Bank of New York as successor to Harris Trust and Savings Bank dated as of May 6, 2002, supplementing and amending the Indenture dated as of

July 15, 1996, with respect to the 7.625% Senior Unsecured Notes due 2012. Incorporated herein by reference to the report on Form 8-K dated May 1, 2002.

4.11	Certificate of Trust of Southwest Gas Capital II. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.12	Certificate of Trust of Southwest Gas Capital III. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.13	Certificate of Trust of Southwest Gas Capital IV. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.14	Trust Agreement of Southwest Gas Capital III. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.15	Trust Agreement of Southwest Gas Capital IV. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.16	Form of Common Stock certificate. Incorporated herein by reference to the report on Form 8-K dated July 22, 2003.

4.17	Form of Preferred Trust Security. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.18	Form of Indenture with respect to the 7.70% Junior Subordinated Debentures. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.19	Form of 7.70% Junior Subordinated Debenture. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.20	Form of Amended and Restated Trust Agreement of Southwest Gas Capital II. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.21	Form of Guarantee Agreement with respect to the Preferred Trust Securities. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.22	The Company hereby agrees to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Southwest Gas Corporation or its subsidiaries; the total amount of securities authorized thereunder does not exceed 10 percent of the consolidated total assets of Southwest Gas Corporation and its subsidiaries.

10.01	Participation Agreement among the Company and General Electric Credit Corporation, Prudential Insurance Company of America, Aetna Life Insurance Company, Merrill Lynch Interfunding, Bank of America through purchase of Valley Bank of Nevada, Bankers Trust Company and First Interstate Bank of Nevada, dated as of July 1, 1982. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1982.

10.02	Financing Agreement between the Company and Clark County, Nevada, dated as of December 1, 1993. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1993.

10.03	Project Agreement between the Company and City of Big Bear Lake, California, dated as of December 1, 1993. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1993.

10.04		Amended and Restated Lease Agreement between the Company and Spring Mountain Road Associates, dated as of July 1, 1996. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 1996.

10.05	*	Southwest Gas Corporation Supplemental Retirement Plan, amended and restated as of March 1, 1999. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1999.

10.06	*	Southwest Gas Corporation Board of Directors Retirement Plan, amended and restated as of March 1, 1999. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1999.

10.07		Financing Agreement between the Company and Clark County, Nevada, dated as of October 1, 1999. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1999.

10.08	*	Amended Form of Employment Agreement with Company Officers. Incorporated herein by reference to the reports on Form 10-Q for the quarters ended September 30, 1998, September 30, 2000 and September 30, 2001.

10.09	*	Amended Form of Change in Control Agreement with Company Officers. Incorporated herein by reference to the reports on Form 10-Q for the quarters ended September 30, 1998, September 30, 2000 and September 30, 2001.

10.10	*	Southwest Gas Corporation Management Incentive Plan, amended and restated January 1, 2002. Incorporated herein by reference to the Proxy Statement dated April 2, 2002.

10.11	*	Southwest Gas Corporation 2002 Stock Incentive Plan. Incorporated herein by reference to the Proxy Statement dated April 2, 2002.

10.12		Multi-Year Revolving Credit Agreement among the Company, The Bank of New York, et al., dated as of May 10, 2002. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2002.

10.13	*	Southwest Gas Corporation Executive Deferral Plan, amended and restated as of November 19, 2002. Incorporated herein by reference to the Report on Form 10-K for the year ended December 31, 2002.

10.14	*	Southwest Gas Corporation Directors Deferral Plan, amended and restated as of November 19, 2002. Incorporated herein by reference to the Report on Form 10-K for the year ended December 31, 2002.

10.15		Lease Supplement (attached as a supplement to Exhibit 10.01) as of December 12, 2002. Incorporated herein by reference to the Report on Form 10-K for the year ended December 31, 2002.

10.16		Financing agreement dated as of March 1, 2003 by and between Clark County, Nevada and Southwest Gas Corporation relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2003A, Series 2003B, Series 2003C, Series 2003D and Series 2003E. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2003.

12.01		Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.

13.01		Portions of 2003 Annual Report incorporated by reference to the Form 10-K.

16.01	Letter of Arthur Andersen LLP regarding change in certifying accountant. Incorporated herein by reference to the report on Form 8-K dated May 28, 2002.

21.01	List of subsidiaries of Southwest Gas Corporation.

23.01	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

31.01	Section 302 Certifications.

32.01	Section 906 Certifications.

*	Compensation Plans

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS CORPORATION

Date: March 11, 2004	By	/s/ MICHAEL O. MAFFIE

Michael O. Maffie Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE C. BIEHL (George C. Biehl)	Director, Executive Vice President, Chief Financial Officer, and Corporate Secretary	March 11, 2004

/s/ MANUEL J. CORTEZ (Manuel J. Cortez)	Director	March 11, 2004

/s/ MARK M. FELDMAN (Mark M. Feldman)	Director	March 11, 2004

/s/ DAVID H. GUNNING (David H. Gunning)	Director	March 11, 2004

/s/ THOMAS Y. HARTLEY (Thomas Y. Hartley)	Chairman of the Board of Directors	March 11, 2004

/s/ LEROY C. HANNEMAN, JR. (LeRoy C. Hanneman, Jr.)	Director	March 11, 2004

/s/ MICHAEL B. JAGER (Michael B. Jager)	Director	March 11, 2004

/s/ LEONARD R. JUDD (Leonard R. Judd)	Director	March 11, 2004

/s/ JAMES J. KROPID (James J. Kropid)	Director	March 11, 2004

/s/ MICHAEL O. MAFFIE (Michael O. Maffie)	Director and Chief Executive Officer	March 11, 2004

/s/ CAROLYN M. SPARKS (Carolyn M. Sparks)	Director	March 11, 2004

/s/ TERRENCE L. WRIGHT (Terrence L. Wright)	Director	March 11, 2004

/s/ ROY R. CENTRELLA Roy R. Centrella	Vice President, Controller, and Chief Accounting Officer	March 11, 2004

EXHIBIT INDEX

Exhibit Number	Description of Document

12.01	Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.

13.01	Portions of 2003 Annual Report to Shareholders incorporated by reference to Form 10-K.

21.01	List of Subsidiaries of Southwest Gas Corporation.

23.01	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

31.01	Section 302 Certifications.

32.01	Section 906 Certifications.