Form 10-Q
period 2004-03-31
SOUTHWEST GAS CORP
filed 2004-05-07
CIK 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Common Stock, $1 Par Value, 34,678,772 shares as of May 4, 2004.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Thousands of dollars, except par value)

	MARCH 31, 2004	DECEMBER 31, 2003
ASSETS	(Unaudited)
Utility plant:
Gas plant	$3,088,156	$3,035,969
Less: accumulated depreciation	(918,523)	(896,309)
Acquisition adjustments, net	2,488	2,533
Construction work in progress	25,435	33,543

Net utility plant	2,197,556	2,175,736

Other property and investments	87,494	87,443

Current assets:
Cash and cash equivalents	12,498	17,183
Accounts receivable, net of allowances	127,566	126,783
Accrued utility revenue	34,700	66,700
Deferred income taxes	--	6,914
Deferred purchased gas costs	55,611	9,151
Prepaids and other current assets	48,814	54,356

Total current assets	279,189	281,087

Deferred charges and other assets	63,530	63,840

Total assets	$2,627,769	$2,608,106

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 45,000,000 shares; issued
and outstanding - 34,554,401 and 34,232,098 shares)	$36,184	$35,862
Additional paid-in capital	515,649	510,521
Retained earnings	118,007	84,084

Total equity	669,840	630,467
Subordinated debentures due to Southwest Gas Capital II	100,000	100,000
Long-term debt, less current maturities	1,120,409	1,121,164

Total capitalization	1,890,249	1,851,631

Current liabilities:
Current maturities of long-term debt	5,767	6,435
Short-term debt	24,000	52,000
Accounts payable	85,290	110,114
Customer deposits	45,660	44,290
Accrued general taxes	49,058	32,466
Accrued interest	19,168	19,665
Deferred income taxes	7,755	--
Other current liabilities	40,021	45,442

Total current liabilities	276,719	310,412

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	285,705	277,332
Taxes payable	7,642	6,661
Accumulated removal costs	73,000	68,000
Other deferred credits	94,454	94,070

Total deferred income taxes and other credits	460,801	446,063

Total capitalization and liabilities	$2,627,769	$2,608,106

The accompanying notes are an integral part of these statements. 2
SOUTHWEST GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts) (Unaudited)

	THREE MONTHS ENDED MARCH 31,		TWELVE MONTHS ENDED MARCH 31,
	2004	2003	2004	2003
Operating revenues:
Gas operating revenues	$433,784	$359,983	$1,108,154	$1,019,678
Construction revenues	39,616	43,302	192,965	205,015

Total operating revenues	473,400	403,285	1,301,119	1,224,693

Operating expenses:
Net cost of gas sold	236,598	193,472	525,629	482,188
Operations and maintenance	69,981	66,057	270,786	264,943
Depreciation and amortization	36,084	33,312	139,211	132,088
Taxes other than income taxes	9,909	9,300	36,519	34,845
Construction expenses	35,026	38,830	170,381	182,133

Total operating expenses	387,598	340,971	1,142,526	1,096,197

Operating income	85,802	62,314	158,593	128,496

Other income and (expenses):
Net interest deductions	(18,744)	(20,237)	(75,613)	(81,182)
Net interest deductions on subordinated debentures	(1,930)	--	(4,610)	--
Preferred securities distributions	--	(1,369)	(2,811)	(5,475)
Other income (deductions)	144	(17)	4,406	(5,704)

Total other income and (expenses)	(20,530)	(21,623)	(78,628)	(92,361)

Income before income taxes	65,272	40,691	79,965	36,135
Income tax expense	24,228	15,152	25,958	9,527

Net income	$41,044	$25,539	$54,007	$26,608

Basic earnings per share	$1.19	$0.76	$1.59	$0.80

Diluted earnings per share	$1.18	$0.76	$1.57	$0.80

Dividends paid per share	$0.205	$0.205	$0.82	$0.82

Average number of common shares outstanding	34,411	33,438	34,001	33,155
Average shares outstanding (assuming dilution)	34,672	33,659	34,292	33,428
The accompanying notes are an integral part of these statements. 3

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of dollars) (Unaudited)

	THREE MONTHS ENDED MARCH 31,		TWELVE MONTHS ENDED MARCH 31,
	2004	2003	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$41,044	$25,539	$54,007	$26,608
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	36,084	33,312	139,211	132,088
Deferred income taxes	23,042	(940)	68,126	6,012
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(783)	10,256	(6,623)	27,324
Accrued utility revenue	32,000	28,373	2,000	(827)
Deferred purchased gas costs	(46,460)	15,428	(97,869)	40,209
Accounts payable	(24,824)	(8,693)	5,455	(16,656)
Accrued taxes	17,573	28,684	(11,497)	(785)
Other current assets and liabilities	1,041	(444)	3,177	12,216
Other	(1,018)	(6,855)	4,828	(11,377)

Net cash provided by operating activities	77,699	124,660	160,815	214,812

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(51,097)	(50,008)	(241,760)	(277,192)
Other	(92)	798	(19,105)	9,610

Net cash used in investing activities	(51,189)	(49,210)	(260,865)	(267,582)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	5,450	4,447	22,293	17,268
Dividends paid	(7,055)	(6,856)	(27,884)	(27,185)
Issuance of subordinated debentures, net	--	--	96,312	--
Issuance of long-term debt, net	--	148,350	11,647	351,711
Retirement of long-term debt, net	(1,590)	(131,912)	(9,691)	(339,104)
Retirement of preferred securities	--	--	(60,000)	--
Temporary changes in long-term debt	--	(37,000)	37,000	33,000
Change in short-term debt	(28,000)	(53,000)	24,000	--

Net cash provided by (used in) financing activities	(31,195)	(75,971)	93,677	35,690

Change in cash and cash equivalents	(4,685)	(521)	(6,373)	(17,080)
Cash at beginning of period	17,183	19,392	18,871	35,951

Cash at end of period	$12,498	$18,871	$12,498	$18,871

Supplemental information:
Interest paid, net of amounts capitalized	$20,461	$22,672	$76,350	$76,908
Income taxes paid (received), net	59	19	(26,693)	1,877

The accompanying notes are an integral part of these statements. 4

Note 1 — Summary of Significant Accounting Policies

Nature of Operations. Southwest Gas Corporation (the “Company”) is comprised of two segments: natural gas operations (“Southwest” or the “natural gas operations” segment) and construction services. Southwest purchases, transports, and distributes natural gas to customers in portions of Arizona, Nevada, and California. The public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas sales are seasonal, peaking during the winter months. Variability in weather from normal temperatures can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity. Northern Pipeline Construction Co. (“NPL” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.

Basis of Presentation. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2003 Annual Report to Shareholders, which is incorporated by reference into the 2003 Form 10-K.

Intercompany Transactions. NPL recognizes revenues generated from contracts with Southwest (see Note 2 below). Accounts receivable for these services were $6.3 million at March 31, 2004 and $5.8 million at December 31, 2003. The accounts receivable balance, revenues, and associated profits are included in the consolidated financial statements of the Company and were not eliminated during consolidation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation.”

Stock-Based Compensation. The Company has two stock-based compensation plans, which are described more fully in Note 9 — Employee Benefits in the 2003 Annual Report to Shareholders. These plans are accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123 “Accounting for Stock-Based Compensation” to its stock-based employee compensation (thousands of dollars, except per share amounts):

	Period Ended March 31,
	Three Months		Twelve Months
	2004	2003	2004	2003
Net income, as reported	$41,044	$25,539	$54,007	$26,608
Add:
Stock-based employee
compensation expense included
in reported net income,
net of related tax benefits	389	484	2,343	1,821
Deduct:
Total stock-based employee
compensation expense
determined under fair value
based method for all awards,
net of related tax benefits	(507)	(609)	(2,818)	(2,135)

Pro forma net income	$40,926	$25,414	$53,532	$26,294

Earnings per share:
Basic - as reported	$1.19	$0.76	$1.59	$0.80
Basic - pro forma	1.19	0.76	1.57	0.79

Diluted - as reported	1.18	0.76	1.57	0.80
Diluted - pro forma	1.18	0.76	1.56	0.79

Components of Net Periodic Benefit Cost. Southwest has a noncontributory qualified retirement plan with defined benefits covering substantially all employees. Southwest also provides postretirement benefits other than pensions (“PBOP”) to its qualified retirees for health care, dental, and life insurance benefits.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) was signed into law. The Medicare Act includes a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans which have a benefit at least actuarially equivalent to that included in the Medicare Act. The Company makes fixed contributions for health care benefits of employees who retire after 1988, but pays up to 100 percent of covered health care costs for employees who retired prior to 1989. A prescription drug benefit is provided for the approximately 100 pre-1989 retirees. The Company elected to defer recognizing the effects of the Medicare Act until authoritative guidance on the accounting for the federal subsidy is issued. Accordingly, the following disclosures of net periodic benefit cost do not reflect the effects of the Medicare Act. When authoritative guidance is issued, previously reported information may change.

In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” requiring interim financial statement disclosure for defined benefit plans. The following disclosures reflect the new requirements for quarterly reporting:

Components of Net Periodic Benefit Cost

	Qualified Retirement Plan		PBOP
	Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
(Thousands of dollars)
Service cost	$3,448	$3,067	$181	$168
Interest cost	5,915	5,310	545	524
Expected return on plan assets	(7,017)	(6,804)	(357)	(301)
Amortization of prior service costs	13	14	--	--
Amortization of unrecognized
transition obligation	--	199	217	217
Amortization of net (gain) loss	--	--	53	64

Net periodic benefit cost	$2,359	$1,786	$639	$672

Note 2 – Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas Operations	Construction Services	Total
Three months ended March 31, 2004
Revenues from external customers	$433,784	$26,392	$460,176
Intersegment revenues	--	13,224	13,224

Total	$433,784	$39,616	$473,400

Segment net income	$40,556	$488	$41,044

Three months ended March 31, 2003
Revenues from external customers	$359,983	$28,435	$388,418
Intersegment revenues	--	14,867	14,867

Total	$359,983	$43,302	$403,285

Segment net income	$25,336	$203	$25,539

Note 3 – Subsequent Event

Effective May 2004, the Company obtained a new $250 million three-year credit facility of which $150 million is for working capital purposes (and related outstanding amounts will be designated as short-term debt). Interest rates for the new facility are calculated at either the London Interbank Offering Rate (“LIBOR”) plus an applicable margin, or the greater of the prime rate or one-half of one percent plus the Federal Funds rate. The new facility replaces the former $250 million credit facility consisting of a $125 million three-year facility and a $125 million 364-day facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The following discussion of Southwest Gas Corporation and subsidiaries includes information related to regulated natural gas transmission and distribution activities and non-regulated activities.

The Company is comprised of two business segments: natural gas operations and construction services. Southwest (“natural gas operations”) is engaged in the business of purchasing, transporting, and distributing natural gas in portions of Arizona, Nevada, and California. Southwest is the largest distributor in Arizona, selling and transporting natural gas in most of central and southern Arizona, including the Phoenix and Tucson metropolitan areas. Southwest is also the largest distributor and transporter of natural gas in Nevada, serving the Las Vegas metropolitan area and northern Nevada. In addition, Southwest distributes and transports natural gas in portions of California, including the Lake Tahoe area and the high desert and mountain areas in San Bernardino County.

Southwest purchases, transports, and distributes natural gas to approximately 1,550,000 residential, commercial, industrial, and other customers, of which 56 percent are located in Arizona, 35 percent are in Nevada, and 9 percent are in California. During the twelve months ended March 31, 2004, Southwest earned 55 percent of operating margin in Arizona, 35 percent in Nevada, and 10 percent in California. During this same period, Southwest earned 85 percent of operating margin from residential and small commercial customers, 6 percent from other sales customers, and 9 percent from transportation customers. These general patterns are expected to continue.

NPL (“construction services”), a wholly owned subsidiary, is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.

Results of Consolidated Operations

	Period Ended March 31,
	Three Months		Twelve Months
	2004	2003	2004	2003
Contribution to net income
(Thousands of dollars)
Natural gas operations	$40,556	$25,336	$49,431	$22,077
Construction services	488	203	4,576	4,531

Net income	$41,044	$25,539	$54,007	$26,608

Basic earnings per share
Natural gas operations	$1.18	$0.75	$1.45	$0.66
Construction services	0.01	0.01	0.14	0.14

Consolidated	$1.19	$0.76	$1.59	$0.80

See separate discussions at Results of Natural Gas Operations and Results of Construction Services.

As reflected in the table above, the natural gas operations segment accounted for an average of 89 percent of twelve-month-to-date consolidated net income over the past two years. Accordingly, management’s main focus of discussion in this document is on that segment.

Operating margin is the measure of utility revenues less the net cost of gas sold. Management uses margin as a main benchmark in comparing operating results from period to period. The three principal factors affecting utility margin are general rate relief, weather, and customer growth.

In March 2004, the California Public Utilities Commission (“CPUC”) rendered a decision on the general rate cases filed by Southwest in February 2002 for its southern and northern California jurisdictions. The CPUC approved a total annualized rate increase of $6.7 million, effective May 2003, plus annual attrition allowances. The rate relief added $7.4 million in margin in the first quarter of 2004 (of which $3.3 million relates to delayed rate relief from 2003). In March 2004, Southwest filed general rate applications with the Public Utilities Commission of Nevada (“PUCN”), which included a request for a total annual increase of $27.5 million for its southern and northern Nevada service territories. (See the section on Rates and Regulatory Proceedings for additional information).

Weather is a significant driver of natural gas volumes used by residential and small commercial customers and is the main reason for volatility in margin. Space heating-related volumes are the primary component of billings for these customer classes and are concentrated in the months of November to April for the majority of the Company’s customers. Variances in temperatures from normal levels, especially during these months, have a significant impact on the margin and associated net income of the Company. First quarter 2004 weather was relatively normal, whereas temperatures in the first quarter of 2003 were much warmer than normal. The impact on margin was an increase of $18 million between periods. However, the normal temperatures of the early part of the year were replaced with extremely warm temperatures during most of April. This will negatively impact second quarter margin relative to expectations.

Customer growth, excluding acquisitions, has averaged five percent annually over the past 10 years and over four percent annually during the past three years and continues to be strong. Southwest served 80,000 more customers (including 9,000 from an acquisition) than in the first quarter of 2003. Incremental margin has accompanied this customer growth, but the costs associated with creating and maintaining the infrastructure needed to accommodate these customers also are increasing. The timing of including these costs in rates is often delayed (regulatory lag) and results in a reduction of current-period earnings. Management has attempted to mitigate the regulatory lag by being judicious in its staffing levels through the effective use of technology. Cost-curbing measures were set in place by management during 2002 and 2003. Going forward, operations and maintenance expenses are expected to trend upward corresponding to the customer growth rate and inflation. The cost of additional regulation, mandated social programs, medical costs and pensions are some of the primary factors responsible for this trend.

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended March 31,
	2004	2003
	(Thousands of dollars)
Gas operating revenues	$433,784	$359,983
Net cost of gas sold	236,598	193,472

Operating margin	197,186	166,511
Operations and maintenance expense	69,981	66,057
Depreciation and amortization	32,286	29,323
Taxes other than income taxes	9,909	9,300

Operating income	85,010	61,831
Other income (expense)	(20)	(268)
Net interest deductions	18,627	19,949
Net interest deductions on subordinated debentures	1,930	--
Preferred securities distributions	--	1,369

Income before income taxes	64,433	40,245
Income tax expense	23,877	14,909

Contribution to consolidated net income	$40,556	$25,336

Contribution from natural gas operations increased $15.2 million in the first quarter of 2004 compared to the same period a year ago. The improvement was principally the result of higher operating margin partially offset by increased operating costs.

Operating margin increased approximately $31 million, or 18 percent, in the first quarter of 2004 compared to the first quarter of 2003. A return to more normal temperatures in 2004 from the extreme warm temperatures experienced in the first quarter of 2003 resulted in a net $18 million increase in margin. Rate relief in California added $7 million in margin (of which $3.3 million relates to delayed rate relief from 2003) and customer growth contributed an incremental $6 million. During the last 12 months, the Company added 71,000 customers, an increase of nearly five percent. Another 9,000 customers were added in October 2003 with the acquisition of Black Mountain Gas Company.

Operations and maintenance expense increased $3.9 million, or six percent, primarily due to the impact of general cost increases and costs associated with the continued expansion and upgrading of the gas system to accommodate customer growth. Operations and maintenance expenses have been expected to trend upward corresponding to the customer growth rate and inflation. Increased costs are being experienced in regulation, mandated social programs, medical expenses and pensions.

Depreciation expense and general taxes increased $3.6 million, or nine percent, as a result of construction activities. Average gas plant in service increased $256 million, or nine percent, as compared to the first quarter of 2003. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Net financing costs decreased $761,000, or four percent, between periods primarily due to interest savings generated from the refinancing of industrial development revenue bonds (IDRBs) in March 2003 and preferred securities instruments in September 2003.

Twelve-Month Analysis
	Twelve Months Ended March 31,
	2004	2003
	(Thousands of dollars)
Gas operating revenues	$1,108,154	$1,019,678
Net cost of gas sold	525,629	482,188

Operating margin	582,525	537,490
Operations and maintenance expense	270,786	264,943
Depreciation and amortization	123,754	116,696
Taxes other than income taxes	36,519	34,845

Operating income	151,466	121,006
Other income (expense)	3,203	(6,857)
Net interest deductions	74,929	79,819
Net interest deductions on subordinated debentures	4,610	--
Preferred securities distributions	2,811	5,475

Income before income taxes	72,319	28,855
Income tax expense	22,888	6,778

Contribution to consolidated net income	$49,431	$22,077

Contribution to consolidated net income increased $27.4 million in the current twelve-month period compared to the same period a year ago. The improvement in contribution was primarily caused by higher operating margin and an increase in other income (expense), partially offset by higher operating costs.

Operating margin increased $45 million between periods. Differences in heating demand caused by weather variations between periods resulted in a $24 million margin increase as warmer-than-normal temperatures were experienced during both periods. During the current period, operating margin was negatively impacted by $14 million, and in the prior period, the negative impact was $38 million. Customer growth contributed an incremental $17 million and California rate relief recognized in the first quarter of 2004 added $7 million. These positive aspects were partially offset by conservation, energy efficiency and other factors.

Operations and maintenance expense increased $5.8 million, or two percent, reflecting general increases in labor and maintenance costs and incremental operating expenses associated with providing service to a steadily growing customer base, partially offset by cost-curbing measures in place during 2003. Going forward, operations and maintenance expenses are expected to trend upward corresponding to the customer growth rate and inflation. The cost of additional regulation, mandated social programs, medical costs and pensions are some of the primary factors responsible for this trend.

Depreciation expense and general taxes increased $8.7 million, or six percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $240 million, or nine percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Other income (expense) improved $10.1 million between periods. The prior period included charges of $2.7 million associated with a settled regulatory issue in California and $3.8 million of merger-related litigation costs recognized in 2002. Improvements in returns on long-term investments primarily accounted for the remainder of the increase, as market losses experienced in the prior period were replaced with market gains.

Net financing costs decreased $2.9 million, or three percent, primarily due to interest savings generated from the refinancing of IDRBs and preferred securities instruments.

Income tax expense in the current period includes $2 million of income tax benefits, recognized in the fourth quarter of 2003, associated with plant-related items. The prior period included $2.7 million of income tax benefits, recognized in the fourth quarter of 2002, associated with state taxes, plant, and non-plant related items.

Results of Construction Services

Construction services earnings per share for the three months and twelve months ended March 31, 2004 were unchanged when compared to the same periods ended March 31, 2003 (see Results of Consolidated Operations). Although there was no change in earnings per share, net income increased by $285,000 between the three-month periods due to favorable weather conditions during March in the majority of the operating areas.

Rates and Regulatory Proceedings

California General Rate Cases. In March 2004, the CPUC rendered a decision on the general rate cases filed by Southwest in February 2002 for its southern and northern California jurisdictions.

The CPUC approved annualized rate increases of $3.6 million in southern California and $3.1 million in northern California, effective May 2003, plus attrition amounts as a result of inflation and safety-related activities beginning in 2004. The CPUC decision also includes attrition allowances through 2006. There were no gas cost disallowances in the CPUC decision.

To mitigate margin volatility due to weather and other usage variations, the CPUC authorized a margin tracker that allows Southwest to record under or over-collected margin in a balancing account for recovery or refund to customers in a subsequent period. The margin recorded in the balancing account is based on the difference between earned and authorized levels.

New billing rates were put in place in mid-April 2004. The CPUC had previously authorized Southwest to establish a memorandum account to track the impact of the delayed rate relief decision from May 2003 through mid-April 2004. A total of $14.4 million of incremental operating margin will be realized in 2004. Southwest recorded approximately $7.4 million of incremental operating margin in the first quarter of 2004 reflecting the activity in the memorandum account from May 2003 through March 2004. Approximately $3.3 million relates to delayed rate relief from 2003.

Nevada General Rate Cases. In March 2004, Southwest filed general rate applications with the PUCN, which included requests for annual increases of $8.6 million for northern Nevada and $18.9 million in southern Nevada. Southwest has requested increased and seasonally adjusted basic service charges to recover fixed costs and a margin-balancing account that would, if approved, mitigate margin volatility due to weather and other usage variations. Hearings are scheduled for early July with a PUCN decision expected in the third quarter of 2004. Southwest’s last general rate increase occurred in 2001.

PGA Filings

The rate schedules in all of the service territories contain purchased gas adjustment (“PGA”) clauses, which permit adjustments to rates as the cost of purchased gas changes. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on profit margin. As of March 31, 2004 and December 31, 2003, Southwest had the following outstanding PGA balances receivable/(payable) (millions of dollars):

	March 31, 2004	December 31, 2003
Arizona	$6.6	$(5.8)
Northern Nevada	5.3	1.7
Southern Nevada	34.3	5.1
California	9.4	8.2

	$55.6	$9.2

Nevada PGA Filings. As a result of increases in gas costs experienced since the last annual PGA filing in June 2003 (in addition to projected continued increases), an out-of-cycle filing was made in December 2003. This filing requested increases of $59.8 million, or 25.5 percent, in southern Nevada and $16.7 million, or 22.1 percent, in northern Nevada. In January 2004, the PUCN approved the elimination of a credit surcharge, resulting in an interim increase of 5.5 percent in southern Nevada and 4.8 percent in northern Nevada effective February 2004. Hearings were held in April 2004. Southwest supported the PUCN staff increase recommendation for a $43 million increase in southern Nevada and a $12 million increase in northern Nevada. The PUCN staff recommendation was essentially equal to Southwest’s original filing when added to the interim increase received in February 2004. A final PUCN decision on the PGA filing is expected in the second quarter of 2004.

Other Filings

Since November 1999, the Federal Energy Regulatory Commission (the “FERC”) has been examining capacity allocation issues on the El Paso system in several proceedings. This examination resulted in a series of orders by the FERC in which all of the major full requirements transportation service agreements on the El Paso system, including the agreement by which Southwest obtained the transportation of gas supplies to its Arizona service areas, were converted to contract demand-type service agreements, with fixed maximum service limits, effective September 2003. At that time, all of the transportation capacity on the system was allocated among the shippers. In order to help ensure that the converting full requirements shippers would have adequate capacity to meet their needs, El Paso was authorized to expand the capacity on its system by adding compression.

The FERC is continuing to examine issues related to the implementation of the full requirements conversion. Parties, including Southwest, have filed petitions for judicial review of the FERC’s orders mandating the conversion.

Management believes that it is difficult to predict the ultimate outcome of the appellate proceedings or the impact of the FERC action on Southwest. Southwest had adequate capacity for its customers’ needs during the 2003/2004 heating season and management believes adequate capacity exists for the 2004/2005 heating season. Additional costs may be incurred to acquire capacity in the future as a result of the FERC order. However, it is anticipated that any additional costs will be collected from customers through the PGA mechanism.

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

Southwest continues to experience significant customer growth. This growth has required significant capital outlays for new transmission and distribution plant, to keep up with consumer demand. During the twelve-month period ended March 31, 2004, capital expenditures for the natural gas operations segment were $228 million. Approximately 73 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest (net of dividends) provided $113 million of the required capital resources pertaining to these construction expenditures. The remainder was provided from external financing activities. Operating cash flows in the most recent twelve months were negatively impacted by gas prices as PGA balances have changed from an over-collection of $42.1 million at March 31, 2003 to an under-collection of $55.6 million at March 31, 2004. Southwest utilizes short-term borrowings to temporarily finance under-collected PGA balances.

2004 Construction Expenditures and Financing

In March 2002, the Job Creation and Worker Assistance Act of 2002 (“2002 Act”) was signed into law. The 2002 Act provided a three-year, 30 percent bonus depreciation deduction for businesses. The Jobs and Growth Tax Relief Reconciliation Act of 2003 (“2003 Act”), signed into law in May 2003, provides for enhanced and extended bonus tax depreciation. The 2003 Act increased the bonus depreciation rate to 50 percent for qualifying property placed in service after May 2003 and, generally, before January 2005. Southwest estimates the 2002 and 2003 Acts’ bonus depreciation deductions will defer the payment of $35 million of federal income taxes during 2004.

Southwest estimates construction expenditures during the three-year period ending December 31, 2006 will be approximately $690 million. Of this amount, $233 million are expected to be incurred in 2004. During the three-year period, cash flow from operating activities including the impacts of the Acts (net of dividends) is estimated to fund approximately 80 percent of the gas operations total construction expenditures. The Company expects to raise $50 million to $55 million from its Dividend Reinvestment and Stock Purchase Plan (“DRSPP”). The remaining cash requirements are expected to be provided by other external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest service areas, and earnings. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

In April 2004, the Company entered into a sales agency financing agreement with BNY Capital Markets, Inc. (“BNYCMI”). Of the $200 million in securities available under the Company’s shelf registration statement, the Company plans to file a prospectus supplement designating an aggregate $60 million as common stock to be issued in at-the-market offerings from time to time with BNYCMI acting as agent.

Liquidity

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash to meet its cash requirements. Several general factors that could significantly affect capital resources and liquidity in future years include inflation, growth in the economy, changes in income tax laws, changes in the ratemaking policies of regulatory commissions, interest rates, the variability of natural gas prices, and the level of Company earnings.

The rate schedules in all of the service territories of Southwest contain PGA clauses which permit adjustments to rates as the cost of purchased gas changes. The PGA mechanism allows Southwest to change the gas cost component of the rates charged to its customers to reflect increases or decreases in the price expected to be paid to its suppliers and companies providing interstate pipeline transportation service. On an interim basis, Southwest generally defers over or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At March 31, 2004, the combined balances in PGA accounts totaled an under-collection of $55.6 million. At December 31, 2003, the combined balances in PGA accounts totaled an under-collection of $9.2 million. Southwest utilizes short-term borrowings to temporarily finance under-collected PGA balances. See PGA Filings for more information on recent regulatory filings.

Effective May 2004, the Company obtained a new $250 million three-year credit facility of which $150 million is for working capital purposes (and related outstanding amounts will be designated as short-term debt). Interest rates for the new facility are calculated at either the London Interbank Offering Rate (“LIBOR”) plus an applicable margin, or the greater of the prime rate or one-half of one percent plus the Federal Funds rate. The new facility replaces the former $250 million credit facility consisting of a $125 million three-year facility and a $125 million 364-day facility. The Company believes the $150 million designated for working capital purposes is adequate to meet anticipated liquidity needs ($126 million was available at March 31, 2004).

The following table sets forth the ratios of earnings to fixed charges for the Company (because of the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis):

	For the Twelve Months Ended
	March 31, 2004	December 31, 2003
Ratio of earnings to fixed charges	1.88	1.60

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), preferred securities distributions, and amortized debt costs.

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions. The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar words and expressions are generally used and intended to identify forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, the impact of weather variations on customer usage, customer growth rates, changes in natural gas prices, our ability to recover costs through our PGA mechanism, the effects of regulation/deregulation, the timing and amount of rate relief, changes in rate design, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, changes in construction expenditures and financing, changes in operations and maintenance expenses, changes in pipeline capacity for the transportation of gas and related costs, acquisitions and management’s plans related thereto, competition and our ability to raise capital in external financings or through our DRSPP. In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing, operations and maintenance expenses will continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1. Business-Company Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

All forward-looking statements in this quarterly report are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. We caution you not to unduly rely on any forward-looking statement(s).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Company’s 2003 Annual Report on Form 10-K filed with the SEC. No material changes have occurred related to the Company’s disclosures about market risk.

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

Based on the most recent evaluation, as of March 31, 2004, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting during the first quarter of 2004 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEMS 2-5.	None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report on Form 10-Q:

Exhibit 12	- Computation of Ratios of Earnings to Fixed Charges.
Exhibit 31	- Section 302 Certifications.
Exhibit 32	- Section 906 Certifications.

(b)	Reports on Form 8-K:

On March 23, 2004, the Company announced that CEO Michael O. Maffie is expected to retire in June 2004, pursuant to Item 5 of Form 8-K. Current President, Jeffrey W. Shaw, is expected to be appointed CEO at that time.

On March 24, 2004, the Company announced the CPUC decision in the California general rate case filings, pursuant to Item 5 of Form 8-K.

On April 28, 2004, the Company reported summary financial information for the quarter and twelve months ended March 31, 2004, pursuant to Item 12 of Form 8-K.

16 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 7, 2004	Southwest Gas Corporation (Registrant) /s/ Roy R. Centrella Roy R. Centrella Vice President/Controller and Chief Accounting Officer
17