Form 10-Q
period 2004-06-30
SOUTHWEST GAS CORP
filed 2004-08-06
CIK 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Common Stock, $1 Par Value, 35,293,916 shares as of August 2, 2004.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Thousands of dollars, except par value)

	JUNE 30, 2004	DECEMBER 31, 2003
ASSETS	(Unaudited)
Utility plant:
Gas plant	$3,142,805	$3,035,969
Less: accumulated depreciation	(941,670)	(896,309)
Acquisition adjustments, net	2,443	2,533
Construction work in progress	29,814	33,543

Net utility plant	2,233,392	2,175,736

Other property and investments	93,016	87,443

Current assets:
Cash and cash equivalents	10,800	17,183
Accounts receivable, net of allowances	95,532	126,783
Accrued utility revenue	30,300	66,700
Deferred income taxes	--	6,914
Deferred purchased gas costs	51,268	9,151
Prepaids and other current assets	52,420	54,356

Total current assets	240,320	281,087

Deferred charges and other assets	63,252	63,840

Total assets	$2,629,980	$2,608,106

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 45,000,000 shares; issued
and outstanding - 35,151,420 and 34,232,098 shares)	$36,781	$35,862
Additional paid-in capital	527,949	510,521
Retained earnings	102,401	84,084

Total equity	667,131	630,467
Subordinated debentures due to Southwest Gas Capital II	100,000	100,000
Long-term debt, less current maturities	1,125,767	1,121,164

Total capitalization	1,892,898	1,851,631

Current liabilities:
Current maturities of long-term debt	6,977	6,435
Short-term debt	54,000	52,000
Accounts payable	63,882	110,114
Customer deposits	46,968	44,290
Accrued general taxes	32,860	32,466
Accrued interest	19,321	19,665
Deferred income taxes	2,892	--
Other current liabilities	45,476	45,442

Total current liabilities	272,376	310,412

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	285,592	277,332
Taxes payable	6,895	6,661
Accumulated removal costs	77,000	68,000
Other deferred credits	95,219	94,070

Total deferred income taxes and other credits	464,706	446,063

Total capitalization and liabilities	$2,629,980	$2,608,106

The accompanying notes are an integral part of these statements. 2

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts) (Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		TWELVE MONTHS ENDED JUNE 30,
	2004	2003	2004	2003	2004	2003
Operating revenues:
Gas operating revenues	$226,756	$205,382	$660,540	$565,365	$1,129,528	$1,013,635
Construction revenues	51,941	50,470	91,557	93,772	194,436	205,787

Total operating revenues	278,697	255,852	752,097	659,137	1,323,964	1,219,422

Operating expenses:
Net cost of gas sold	111,114	93,038	347,712	286,510	543,705	470,604
Operations and maintenance	70,687	64,433	140,668	130,490	277,040	264,343
Depreciation and amortization	36,058	33,526	72,142	66,838	141,743	134,011
Taxes other than income taxes	9,589	9,155	19,498	18,455	36,953	35,211
Construction expenses	45,295	43,911	80,321	82,741	171,765	182,012

Total operating expenses	272,743	244,063	660,341	585,034	1,171,206	1,086,181

Operating income	5,954	11,789	91,756	74,103	152,758	133,241

Other income and (expenses):
Net interest deductions	(18,799)	(19,537)	(37,543)	(39,774)	(74,875)	(79,819)
Net interest deductions on subordinated debentures	(1,931)	--	(3,861)	--	(6,541)	--
Preferred securities distributions	--	(1,369)	--	(2,738)	(1,442)	(5,475)
Other income (deductions)	1,032	1,614	1,176	1,597	3,824	13,981

Total other income and (expenses)	(19,698)	(19,292)	(40,228)	(40,915)	(79,034)	(71,313)

Income (loss) before income taxes	(13,744)	(7,503)	51,528	33,188	73,724	61,928
Income tax expense (benefit)	(5,382)	(3,399)	18,846	11,753	23,975	18,814

Net income (loss)	$(8,362)	$(4,104)	$32,682	$21,435	$49,749	$43,114

Basic earnings (loss) per share	$(0.24)	$(0.12)	$0.95	$0.64	$1.45	$1.29

Diluted earnings (loss) per share	$(0.24)	$(0.12)	$0.94	$0.63	$1.44	$1.28

Dividends paid per share	$0.205	$0.205	$0.41	$0.41	$0.82	$0.82

Average number of common shares outstanding	34,741	33,665	34,576	33,552	34,269	33,346
Average shares outstanding (assuming dilution)	--	--	34,825	33,789	34,556	33,612

The accompanying notes are an integral part of these statements. 3

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of dollars) (Unaudited)

	SIX MONTHS ENDED JUNE 30,		TWELVE MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$32,682	$21,435	$49,749	$43,114
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	72,142	66,838	141,743	134,011
Deferred income taxes	18,066	9,311	52,899	18,290
Changes in current assets and liabilities:
Accounts receivable, net of allowances	31,251	44,343	(8,676)	9,407
Accrued utility revenue	36,400	36,173	(1,400)	(926)
Deferred purchased gas costs	(42,117)	7,219	(85,317)	14,158
Accounts payable	(46,232)	(36,250)	11,604	(863)
Accrued taxes	628	1,426	(1,184)	2,020
Other current assets and liabilities	4,001	9,504	(3,811)	(2,628)
Other	(777)	(6,828)	5,042	(12,108)

Net cash provided by operating activities	106,044	153,171	160,649	204,475

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(126,227)	(100,893)	(266,005)	(260,974)
Other	2,823	3,307	(18,699)	14,775

Net cash used in investing activities	(123,404)	(97,586)	(284,704)	(246,199)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	18,347	9,245	30,392	17,265
Dividends paid	(14,176)	(13,759)	(28,102)	(27,346)
Issuance of subordinated debentures, net	--	--	96,312	--
Issuance of long-term debt, net	8,000	164,513	3,484	167,151
Retirement of long-term debt, net	(3,194)	(134,419)	(8,788)	(139,008)
Retirement of preferred securities	--	--	(60,000)	--
Temporary changes in long-term debt	--	(37,000)	37,000	30,000
Change in short-term debt	2,000	(53,000)	54,000	(1,500)

Net cash provided by (used in) financing activities	10,977	(64,420)	124,298	46,562

Change in cash and cash equivalents	(6,383)	(8,835)	243	4,838
Cash at beginning of period	17,183	19,392	10,557	5,719

Cash at end of period	$10,800	$10,557	$10,800	$10,557

Supplemental information:
Interest paid, net of amounts capitalized	$40,317	$40,281	$78,597	$79,773
Income taxes paid (received), net	118	(1,071)	(25,544)	(705)

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

Basis of Presentation. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2003 Annual Report to Shareholders, which is incorporated by reference into the 2003 Form 10-K and the first quarter 2004 Form 10-Q.

Intercompany Transactions. NPL recognizes revenues generated from contracts with Southwest (see Note 2 below). Accounts receivable for these services were $6.9 million at June 30, 2004 and $5.8 million at December 31, 2003. The accounts receivable balance, revenues, and associated profits are included in the consolidated financial statements of the Company and were not eliminated during consolidation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation.”

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

	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2004	2003	2004	2003	2004	2003
Net income (loss), as reported	$(8,362)	$(4,104)	$32,682	$21,435	$49,749	$43,114
Add:
Stock-based employee
compensation expense included
in reported net income (loss),
net of related tax benefits	499	428	888	912	2,414	1,803
Deduct:
Total stock-based employee
compensation expense
determined under fair value
based method for all awards,
net of related tax benefits	(699)	(553)	(1,206)	(1,162)	(2,964)	(2,188)

Pro forma net income (loss)	$(8,562)	$(4,229)	$32,364	$21,185	$49,199	$42,729

Earnings (loss) per share:
Basic - as reported	$(0.24)	$(0.12)	$0.95	$0.64	$1.45	$1.29
Basic - pro forma	(0.25)	(0.13)	0.94	0.63	1.44	1.28

Diluted - as reported	(0.24)	(0.12)	0.94	0.63	1.44	1.28
Diluted - pro forma	(0.25)	(0.13)	0.93	0.63	1.42	1.27

Components of Net Periodic Benefit Cost. Southwest has a noncontributory qualified retirement plan with defined benefits covering substantially all employees. Southwest also provides postretirement benefits other than pensions (“PBOP”) to its qualified retirees for health care, dental, and life insurance benefits.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) was signed into law. The Medicare Act includes a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans which have a benefit at least actuarially equivalent to that included in the Medicare Act. The Company makes fixed contributions for health care benefits of employees who retire after 1988, but pays up to 100 percent of covered health care costs for employees who retired prior to 1989. A prescription drug benefit is provided for the approximately 100 pre-1989 retirees. The Company elected to defer recognizing the effects of the Medicare Act until authoritative guidance on the accounting for the federal subsidy was issued. Recently, authoritative accounting guidance was issued and an actuary determined the Company’s prescription drug benefit is not actuarially equivalent to that included in the Medicare Act. Therefore, neither plan assets nor Company operating results will be affected.

In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” requiring interim financial statement disclosure for defined benefit plans. The following disclosures reflect the new requirements for interim reporting (thousands of dollars):

Components of Net Periodic Benefit Cost

	Qualified Retirement Plan
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2004	2003	2004	2003	2004	2003
Service cost	$3,447	$3,067	$6,895	$6,134	$13,028	$11,927
Interest cost	5,915	5,312	11,830	10,622	22,451	20,906
Expected return on plan assets	(7,017)	(6,805)	(14,034)	(13,609)	(27,642)	(27,198)
Amortization of prior service costs	14	14	27	28	56	56
Amortization of unrecognized
transition obligation	--	199	--	398	397	817
Amortization of net (gain) loss	--	--	--	--	--	(104)

Net periodic benefit cost	$2,359	$1,787	$4,718	$3,573	$8,290	$6,404

	PBOP
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2004	2003	2004	2003	2004	2003
Service cost	$180	$170	$361	$338	$698	$636
Interest cost	546	524	1,091	1,048	2,138	2,044
Expected return on plan assets	(357)	(302)	(714)	(603)	(1,316)	(1,195)
Amortization of prior service costs	--	--	--	--	--	--
Amortization of unrecognized
transition obligation	217	217	434	434	867	867
Amortization of net (gain) loss	53	64	106	128	235	128

Net periodic benefit cost	$639	$673	$1,278	$1,345	$2,622	$2,480

Note 2 – Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas Operations	Construction Services	Total
Three months ended June 30, 2004
Revenues from external customers	$226,756	$36,630	$263,386
Intersegment revenues	--	15,311	15,311

Total	$226,756	$51,941	$278,697

Segment net income	$(10,610)	$2,248	$(8,362)

Three months ended June 30, 2003
Revenues from external customers	$205,382	$36,057	$241,439
Intersegment revenues	--	14,413	14,413

Total	$205,382	$50,470	$255,852

Segment net income	$(5,755)	$1,651	$(4,104)

	Natural Gas Operations	Construction Services	Total
Six months ended June 30, 2004
Revenues from external customers	$660,540	$63,022	$723,562
Intersegment revenues	--	28,535	28,535

Total	$660,540	$91,557	$752,097

Segment net income	$29,946	$2,736	$32,682

Six months ended June 30, 2003
Revenues from external customers	$565,365	$64,492	$629,857
Intersegment revenues	--	29,280	29,280

Total	$565,365	$93,772	$659,137

Segment net income	$19,581	$1,854	$21,435

	Natural Gas Operations	Construction Services	Total
Twelve months ended June 30, 2004
Revenues from external customers	$1,129,528	$136,247	$1,265,775
Intersegment revenues	--	58,189	58,189

Total	$1,129,528	$194,436	$1,323,964

Segment net income	$44,576	$5,173	$49,749

Twelve months ended June 30, 2003
Revenues from external customers	$1,013,635	$136,758	$1,150,393
Intersegment revenues	--	69,029	69,029

Total	$1,013,635	$205,787	$1,219,422

Segment net income	$38,152	$4,962	$43,114

Note 3 – Long-Term Debt

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

Note 4 – Subsequent Events

In July 2004, the Company announced an agreement with Avista Corporation (“Avista”) to purchase Avista’s natural gas distribution properties in South Lake Tahoe, California. Avista serves approximately 18,000 customers. The cash purchase price for the properties is $15 million, subject to closing adjustments. The agreement is also subject to customary closing conditions and regulatory review, including approval by the California Public Utilities Commission (“CPUC”). Once approvals have been received, the properties will be integrated into the northern Nevada operations of Southwest, which include contiguous gas properties in the Lake Tahoe Basin. It is anticipated that Southwest will assume the rates in effect at the time of closing the purchase.

In July 2004, the Company issued $65 million in Clark County, Nevada Industrial Development Revenue Bonds (“IDRBs”) Series 2004A, due 2034. The net proceeds from the 5.25% tax-exempt bonds will be used to finance construction expenditures in southern Nevada.

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

Southwest purchases, transports, and distributes natural gas to approximately 1,560,000 residential, commercial, industrial, and other customers, of which 55 percent are located in Arizona, 36 percent are in Nevada, and 9 percent are in California. During the twelve months ended June 30, 2004, Southwest earned 54 percent of operating margin in Arizona, 35 percent in Nevada, and 11 percent in California. During this same period, Southwest earned 86 percent of operating margin from residential and small commercial customers, 5 percent from other sales customers, and 9 percent from transportation customers. These general patterns are expected to continue.

NPL (“construction services”), a wholly owned subsidiary, is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.

Results of Consolidated Operations

	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2004	2003	2004	2003	2004	2003
Contribution to net income (loss)
(Thousands of dollars)
Natural gas operations	$(10,610)	$(5,755)	$29,946	$19,581	$44,576	$38,152
Construction services	2,248	1,651	2,736	1,854	5,173	4,962

Net income (loss)	$(8,362)	$(4,104)	$32,682	$21,435	$49,749	$43,114

Basic earnings (loss) per share
Natural gas operations	$(0.30)	$(0.17)	$0.87	$0.58	$1.30	$1.14
Construction services	0.06	0.05	0.08	0.06	0.15	0.15

Consolidated	$(0.24)	$(0.12)	$0.95	$0.64	$1.45	$1.29

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

Hearings were held in July for the March 2004 general rate applications with the Public Utilities Commission of Nevada (“PUCN”), which included a request for a total annual increase of $27.5 million for Southwest’s southern and northern Nevada service territories. A decision by the PUCN is expected in the third quarter of 2004. (See the section on Rates and Regulatory Proceedings for additional information).

In May 2004, the PUCN approved a request by the Company to increase rates charged to recover purchased gas costs (“PGA rates”) in Nevada. The increase totaled $55.4 million on an annual basis effective June 2004. PGA rates affect cash flows, but not operating margin.

Weather is a significant driver of natural gas volumes used by residential and small commercial customers and is the main reason for volatility in margin. Space heating-related volumes are the primary component of billings for these customer classes and are concentrated in the months of November to April for the majority of the Company’s customers. Variances in temperatures from normal levels, especially during these months, have a significant impact on the margin and associated net income of the Company. Second quarter 2004 weather was warmer than normal as were temperatures in the second quarter of 2003. The impact on margin was a decrease of $2 million between periods.

Customer growth, excluding acquisitions, has averaged five percent annually over the past 10 years and over four percent annually during the past three years and continues to be strong. Southwest served 83,000 more customers (including 9,000 from an acquisition) than in the second quarter of 2003. Incremental margin has accompanied this customer growth, but the costs associated with creating and maintaining the infrastructure needed to accommodate these customers also are increasing. The timing of including these costs in rates is often delayed (regulatory lag) and results in a reduction of current-period earnings. Management has attempted to mitigate the regulatory lag by being judicious in its staffing levels through the effective use of technology. Cost-curbing measures were set in place by management during 2002 and 2003. However, growth, coupled with external factors, is causing operating expenses to trend upward corresponding to the customer growth rate and inflation. Operations and maintenance expense for the second quarter and the first six months of 2004 reflects this trend. The cost of additional regulation, mandated social programs, medical costs, and pensions are some of the primary factors responsible for this trend.

Customer growth requires significant capital outlays for new transmission and distribution plant. Necessary financing of continued construction occurred during the second quarter. In April, the Company entered into a sales agency financing agreement with BNY Capital Markets, Inc. (“BNYCMI”). Up to an aggregate $60 million of common stock may be issued in at-the-market offerings from time to time with BNYCMI acting as agent. As of June 30, 2004, the Company had issued approximately 313,000 shares with proceeds of $7.3 million through this facility. (See the section on 2004 Construction Expenditures and Financing for additional information).

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended June 30,
	2004	2003
	(Thousands of dollars)
Gas operating revenues	$226,756	$205,382
Net cost of gas sold	111,114	93,038

Operating margin	115,642	112,344
Operations and maintenance expense	70,687	64,433
Depreciation and amortization	32,266	29,532
Taxes other than income taxes	9,589	9,155

Operating income	3,100	9,224
Other income	81	1,119
Net interest deductions	18,681	19,263
Net interest deductions on subordinated debentures	1,931	--
Preferred securities distributions	--	1,369

Income (loss) before income taxes	(17,431)	(10,289)
Income tax expense (benefit)	(6,821)	(4,534)

Contribution to consolidated net income (loss)	$(10,610)	$(5,755)

Contribution from natural gas operations decreased $4.9 million in the second quarter of 2004 compared to the same period a year ago. The decline was principally the result of increased operating costs partially offset by higher operating margin.

Operating margin increased approximately $3 million, or three percent, in the second quarter of 2004 compared to the second quarter of 2003. Customer growth contributed an incremental $3 million in operating margin during the quarter. Rate relief in California added $2 million in margin, while differences in heating demand caused by weather variations between periods accounted for a $2 million decrease, as both periods were warmer than normal. During the last twelve months, the Company added a record 74,000 customers, an increase of five percent. Another 9,000 customers were added in October 2003 with the acquisition of Black Mountain Gas Company (“BMG”).

Operations and maintenance expense increased $6.3 million, or ten percent, primarily due to the impact of general cost increases and costs associated with the continued expansion and upgrading of the gas system to accommodate customer growth. Additional factors include BMG-related operating costs, and higher employee-related and regulatory costs.

Depreciation expense and general taxes increased $3.2 million, or eight percent, as a result of construction activities. Average gas plant in service increased $252 million, or nine percent, as compared to the second quarter of 2003. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities, the expansion of the system to accommodate continued customer growth and the cost to acquire the BMG system.

Despite an increase in outstanding debt, net financing costs were virtually unchanged between periods due to interest savings generated from debt and preferred securities instrument refinancings and a reduction in interest costs associated with the purchased gas adjustment (“PGA”) account balance.

Other income declined approximately $1 million due to lower returns on long-term investments in the second quarter of 2004.

Six-Month Analysis

	Six Months Ended June 30,
	2004	2003
	(Thousands of dollars)
Gas operating revenues	$660,540	$565,365
Net cost of gas sold	347,712	286,510

Operating margin	312,828	278,855
Operations and maintenance expense	140,668	130,490
Depreciation and amortization	64,552	58,855
Taxes other than income taxes	19,498	18,455

Operating income	88,110	71,055
Other income	61	851
Net interest deductions	37,308	39,212
Net interest deductions on subordinated debentures	3,861	--
Preferred securities distributions	--	2,738

Income before income taxes	47,002	29,956
Income tax expense	17,056	10,375

Contribution to consolidated net income	$29,946	$19,581

Contribution from natural gas operations increased $10.4 million in the first six months of 2004 compared to the same period a year ago. The improvement was principally the result of higher operating margin partially offset by increased operating costs.

Operating margin increased approximately $34 million, or 12 percent, in the first six months of 2004 compared to the first six months of 2003. Differences in heating demand caused by weather variations between periods resulted in a $16 million margin increase as warmer-than-normal temperatures were experienced during both periods. During the current period, operating margin was negatively impacted by $9 million, while the negative impact in the prior period was $25 million. Rate relief in California added $9 million in margin and customer growth contributed an incremental $9 million.

Operations and maintenance expense increased $10.2 million, or eight percent, principally due to the impact of general cost increases and costs associated with the continued expansion and upgrading of the gas system to accommodate customer growth. Additional factors include BMG-related operating costs, and higher employee-related and regulatory costs.

Depreciation expense and general taxes increased $6.7 million, or nine percent, as a result of construction activities. Average gas plant in service increased $254 million, or nine percent, as compared to the first six months of 2003. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities, the expansion of the system to accommodate continued customer growth and the BMG system acquisition cost.

Net financing costs decreased $781,000, or two percent, between periods primarily due to interest savings generated from the refinancing of IDRBs and preferred securities instruments and a reduction in PGA-related interest.

Twelve-Month Analysis

	Twelve Months Ended June 30,
	2004	2003
	(Thousands of dollars)
Gas operating revenues	$1,129,528	$1,013,635
Net cost of gas sold	543,705	470,604

Operating margin	585,823	543,031
Operations and maintenance expense	277,040	264,343
Depreciation and amortization	126,488	118,290
Taxes other than income taxes	36,953	35,211

Operating income	145,342	125,187
Other income	2,165	12,701
Net interest deductions	74,347	78,549
Net interest deductions on subordinated debentures	6,541	--
Preferred securities distributions	1,442	5,475

Income before income taxes	65,177	53,864
Income tax expense	20,601	15,712

Contribution to consolidated net income	$44,576	$38,152

Contribution to consolidated net income increased $6.4 million in the current twelve-month period compared to the same period a year ago. The improvement in contribution was primarily caused by higher operating margin, partially offset by increased operating costs and a decline in other income.

Operating margin increased $43 million, or eight percent, between periods. Differences in heating demand caused by weather variations between periods resulted in a $20 million margin increase as warmer-than-normal temperatures were experienced during both periods. During the current period, operating margin was negatively impacted by $15 million, while in the prior period the negative impact was $35 million. Customer growth contributed an incremental $17 million and California rate relief added $9 million. Conservation, energy efficiency, and other factors partially offset these improvements.

Operations and maintenance expense increased $12.7 million, or five percent, reflecting general increases in labor and maintenance costs and incremental operating expenses associated with providing service to a steadily growing customer base, partially offset by cost-curbing measures in place during 2003. Going forward, operations and maintenance expenses are expected to trend upward corresponding to the customer growth rate and inflation. The cost of additional regulation, mandated social programs, medical costs, and pensions are some of the primary factors responsible for this trend.

Depreciation expense and general taxes increased $9.9 million, or six percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $247 million, or nine percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Other income declined $10.5 million between periods. The prior period reflects income of $13.6 million associated with the timing of merger-related insurance recoveries, net of costs. The current period includes a $2.3 million improvement in returns on long-term investments.

Net financing costs decreased $1.7 million, or two percent, primarily due to interest savings generated from the refinancing of IDRBs and preferred securities instruments.

Income tax expense in the current period includes $2 million of income tax benefits, recognized in the fourth quarter of 2003, associated with plant-related items. The prior period included $2.7 million of income tax benefits, recognized in the fourth quarter of 2002, associated with state taxes, plant, and non-plant related items.

Results of Construction Services

Construction services contribution to net income for the three and six months ended June 30, 2004 increased $597,000 and $882,000, respectively, when compared to the same periods ended June 30, 2003. The improvement resulted from favorable weather conditions in several operating areas in the first quarter and an increase in the number of jobs (including profitable bid work) obtained during the second quarter. Contribution to net income for the twelve months ended June 30, 2004 was relatively unchanged when compared to the prior twelve-month period. For additional information see Results of Consolidated Operations.

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

New billing rates were put in place in mid-April 2004. Through the end of the second quarter, a total of $9.1 million in incremental operating margin has been realized. Southwest was previously authorized by the CPUC to establish a memorandum account to track the impact of the delayed rate relief decision from May 2003 through the effective date of the general rate case. Approximately $3.3 million of the rate relief recorded during 2004 reflects the activity in the memorandum account during 2003.

Nevada General Rate Cases. In March 2004, Southwest filed general rate applications with the PUCN, which included requests for annual increases of $8.6 million for northern Nevada and $18.9 million in southern Nevada. Southwest has requested increased and seasonally adjusted basic service charges to recover fixed costs and a margin-balancing account that would, if approved, mitigate margin volatility due to weather and other usage variations. Hearings were held in July with the PUCN staff and the Bureau of Consumer Protection recommending that the total increase Southwest originally requested be reduced by one-third to two-thirds. The proposed reductions from filed amounts primarily relate to differences in returns on common equity, capital structure and depreciation rates. In addition, the parties did not generally support the usage volatility mitigation proposals. A PUCN decision is expected in the third quarter of 2004. Southwest’s last general rate increase occurred in 2001.

PGA Filings

The rate schedules in all of the service territories contain purchased gas adjustment (“PGA”) clauses, which permit adjustments to rates as the cost of purchased gas changes. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on profit margin.

As of June 30, 2004 and December 31, 2003, Southwest had the following outstanding PGA balances receivable/(payable) (millions of dollars):

	June 30, 2004	December 31, 2003
Arizona	$4.0	$(5.8)
Northern Nevada	5.1	1.7
Southern Nevada	34.7	5.1
California	7.5	8.2

	$51.3	$9.2

Nevada PGA Filings. As a result of increases in gas costs experienced since the last annual PGA filing in June 2003 (in addition to projected continued increases), an out-of-cycle PGA filing was made in December 2003. In May 2004, the PUCN approved a $43.3 million annualized increase in southern Nevada and a $12.1 million increase in northern Nevada. The new rates became effective June 2004.

In June 2004, Southwest made its annual PGA filing with the PUCN. If the PGA filing is approved by the PUCN, rates would increase $16.3 million for customers in southern Nevada and $2.6 million for customers in northern Nevada. Southwest has requested that the rates be effective December 2004. A PUCN decision is expected in the fourth quarter of 2004.

Other Filings

Over the past several years, the Federal Energy Regulatory Commission (the “FERC”) has examined capacity allocation issues on the El Paso system in several proceedings. This examination resulted in a series of orders by the FERC in which all of the major full requirements transportation service agreements on the El Paso system, including the agreement by which Southwest obtained the transportation of gas supplies to its Arizona service areas, were converted to contract demand-type service agreements, with fixed maximum service limits, effective September 2003. At that time, all of the transportation capacity on the system was allocated among the shippers. In order to help ensure that the converting full requirements shippers would have adequate capacity to meet their needs, El Paso was authorized to expand the capacity on its system by adding compression.

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

Southwest continues to experience significant customer growth. This growth has required significant capital outlays for new transmission and distribution plant, to keep up with consumer demand. During the twelve-month period ended June 30, 2004, capital expenditures for the natural gas operations segment were $246 million. Approximately 71 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest (net of dividends) provided $114 million of the required capital resources pertaining to these construction expenditures. The remainder was provided from external financing activities. Operating cash flows in the most recent twelve months were negatively impacted by natural gas prices as PGA balances have changed from an over-collection of $34 million at June 30, 2003 to an under-collection of $51.3 million at June 30, 2004. Southwest utilizes short-term borrowings to temporarily finance under-collected PGA balances.

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

In April 2004, the Company entered into a sales agency financing agreement with BNYCMI. Of the $200 million in securities available under the Company’s shelf registration statement, the Company filed a prospectus supplement in May designating an aggregate $60 million as common stock to be issued in at-the-market offerings from time to time with BNYCMI acting as agent. As of June 30, 2004, the Company had issued approximately 313,000 shares (at an average price of $23.23 per share) resulting in proceeds of $7.3 million through this facility.

In July 2004, the Company issued $65 million in Clark County, Nevada IDRBs Series 2004A, due 2034. The net proceeds from the 5.25% tax-exempt bonds will be used to finance construction and improvement of pipeline systems and facilities located in southern Nevada.

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

The rate schedules in all of the service territories of Southwest contain PGA clauses which permit adjustments to rates as the cost of purchased gas changes. The PGA mechanism allows Southwest to change the gas cost component of the rates charged to its customers to reflect increases or decreases in the price expected to be paid to its suppliers and companies providing interstate pipeline transportation service. On an interim basis, Southwest generally defers over or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At June 30, 2004, the combined balances in PGA accounts totaled an under-collection of $51.3 million. At December 31, 2003, the combined balances in PGA accounts totaled an under-collection of $9.2 million. Southwest utilizes short-term borrowings to temporarily finance under-collected PGA balances. See PGA Filings for more information on recent regulatory filings.

Effective May 2004, the Company obtained a new $250 million three-year credit facility of which $150 million is for working capital purposes (and related outstanding amounts will be designated as short-term debt). Interest rates for the new facility are calculated at either the London Interbank Offering Rate (“LIBOR”) plus an applicable margin, or the greater of the prime rate or one-half of one percent plus the Federal Funds rate. The new facility replaces the former $250 million credit facility consisting of a $125 million three-year facility and a $125 million 364-day facility. The Company believes the $150 million designated for working capital purposes is adequate to meet anticipated liquidity needs ($96 million was available at June 30, 2004).

The following table sets forth the ratios of earnings to fixed charges for the Company (because of the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis):

	For the Twelve Months Ended
	June 30, 2004	December 31, 2003
Ratio of earnings to fixed charges	1.82	1.60

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), preferred securities distributions, and amortized debt costs.

Insurance Coverage

The Company maintains liability insurance for various risks associated with the operation of its natural gas pipelines and facilities. In connection with these liability insurance policies, the Company has been responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. For the policy year August 2004 to July 2005, the self-insured retention amount associated with general liability claims increased from $1 million per incident to $1 million per incident plus payment of the first $10 million in aggregate claims above $1 million in the policy year. Management cannot predict the likelihood that any claim will exceed $1 million. Therefore, the impact, if any, this policy change will have on the future results of operations or financial condition of the Company is not determinable.

LNG Lease

The Company leases the liquefied natural gas (“LNG”) facilities and approximately 61 miles of transmission main on its northern Nevada system under a lease that expires in July 2005. The rental payments for the facilities are $3.3 million and $1.7 million for 2004 and 2005, respectively. The Company received a notice of default and demand for indemnification, in June, asserting that it is in default on the lease. The Company has responded to the notice of default certifying that no event of default exists and disputing the scope of the claims. In June 2004, Uzal, LLC (“Uzal”) filed suit in the United States District Court, District of Nevada, alleging breach of the lease and certain related agreements, tortious interference with contract, and tortious interference with prospective economic advantage. Uzal seeks an injunction keeping the Company from accepting any authorization to proceed with the abandonment and expansion proposed in certain FERC applications, an order directing it to abide by its contractual obligations not to affect adversely the residual value of the plant, and damages. The Company intends to vigorously defend this action and a motion to dismiss the entire action has been filed. The ultimate disposition of this proceeding is not presently determinable; however, it is the opinion of management that this litigation will not have a material adverse impact on the Company’s financial position or results of operations.

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

A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, the impact of weather variations on customer usage, customer growth rates, changes in natural gas prices, our ability to recover costs through our PGA mechanism, the effects of regulation/deregulation, the timing and amount of rate relief, changes in rate design, changes in gas procurement practices, changes in capital requirements and funding, resolution of pending litigation, the impact of conditions in the capital markets on financing costs, changes in construction expenditures and financing, changes in operations and maintenance expenses, future liability claims, changes in pipeline capacity for the transportation of gas and related costs, acquisitions and management’s plans related thereto, competition and our ability to raise capital in external financings or through our DRSPP. In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing, operations, and maintenance expenses will continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1. Business-Company Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Based on the most recent evaluation, as of June 30, 2004, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting during the second quarter of 2004 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

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

The Annual Meeting of Shareholders was held on May 6, 2004 with the holders of approximately 30 million of the Company’s common shares represented in person or by proxy. Matters voted upon and the results of the voting were as follows:

(1)	Cumulative voting became effective for all shareholders when the intent to cumulatively vote shares was announced at the Annual Meeting of Shareholders. Each shareholder/proxy was entitled to give one nominee for director a number of votes equal to the number of directors to be elected (in this case 11) multiplied by the number of votes to which the shareholder’s shares were normally entitled. A shareholder/proxy could distribute their votes on the same principle among as many of the nominees for director as the shareholder/proxy desired. Withholding votes or voting against a nominee had no legal effect. The 11 nominees that received the highest allocation of affirmative votes were elected as indicated below.

Name	Votes For	Elected
George C. Biehl	29,125,961	Yes
Thomas E. Chestnut	29,125,961	Yes
Manuel J. Cortez	29,125,961	Yes
Richard M. Gardner	29,125,961	Yes
LeRoy C. Hanneman, Jr.	29,125,961	Yes
Thomas Y. Hartley	29,125,961	Yes
James J. Kropid	29,125,961	Yes
Michael O. Maffie	29,125,961	Yes
Michael J. Melarkey	26,850,000	Yes
Carolyn M. Sparks	29,125,961	Yes
Terrence L. Wright	29,125,961	Yes
Salvatore J. Zizza	4,462,831	No

(2)	The proposal to ratify the selection of PricewaterhouseCoopers LLP as independent accountants for the Company was approved. Shareholders voted 29,644,997 shares in favor, 330,599 against, and 276,055 abstentions.

(3)	The proposal to ratify the Amended and Restated Management Incentive Plan of the Company was approved. Shareholders voted 19,943,657 shares in favor, 5,052,836 against, and 472,309 abstentions.

ITEM 5.	None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report on Form 10-Q:

Exhibit 3(ii)	- Amended Bylaws of Southwest Gas Corporation.
Exhibit 10	- $250 Million Three-Year Credit Facility.
Exhibit 12	- Computation of Ratios of Earnings to Fixed Charges.
Exhibit 31	- Section 302 Certifications.
Exhibit 32	- Section 906 Certifications.

(b)	Reports on Form 8-K:

On May 17, 2004, the Company filed exhibits associated with the April 2004 sales agency financing agreement with BNY Capital Markets, Inc.

On July 28, 2004, the Company announced that Jeffrey W. Shaw, Chief Executive Officer, was elected to the Board of Directors.

On July 29, 2004, the Company reported summary financial information for the quarter, six, and twelve months ended June 30, 2004, pursuant to Item 12 of Form 8-K.

21 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 6, 2004	Southwest Gas Corporation (Registrant) /s/ Roy R. Centrella Roy R. Centrella Vice President/Controller and Chief Accounting Officer
22