Form 10-K
period 2004-12-31
SOUTHWEST GAS CORP
filed 2005-03-15
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

$848,203,765 as of June 30, 2004

The number of shares outstanding of common stock:

Common Stock, $1 Par Value, 37,208,075 shares as of March 1, 2005

DOCUMENTS INCORPORATED BY REFERENCE

Description	Part Into Which Incorporated
Annual Report to Shareholders for the Year Ended December 31, 2004	Parts I, II, and IV
2005 Proxy Statement	Part III

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

Financial information concerning the Company’s business segments is included in Note 11 of the Notes to Consolidated Financial Statements which is included in the 2004 Annual Report to Shareholders and is incorporated herein by reference.

The Company maintains a website (www.swgas.com) for the benefit of shareholders, investors, customers, and other interested parties. The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports available, free of charge, through its website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, and charters of the nominating and corporate governance, audit, and compensation committees of the board of directors are also available on the website and are available in print by request.

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

As of December 31, 2004, Southwest purchased, transported, and distributed natural gas to 1,613,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. There were 82,000 customers added to the system during 2004.

The table below lists the percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

	Distribution
For the Year Ended	Residential and Small Commercial	Other Sales Customers	Transportation
December 31, 2004	86%	5%	9%
December 31, 2003	84%	6%	10%
December 31, 2002	83%	7%	10%

Southwest is not dependent on any one or a few customers to the extent that the loss of any one or several would have a significant adverse impact on earnings.

Transportation of customer-secured gas to end-users accounted for 50 percent of total system throughput in 2004. Although the volumes were significant, these customers provide a much smaller proportionate share of operating margin. Customers who utilized this service transported 126 million dekatherms in 2004, 134 million dekatherms in 2003, and 133 million dekatherms in 2002.

The demand for natural gas is seasonal. Variability in weather from normal temperatures can materially impact results of operations. It is the opinion of management that comparisons of earnings for interim periods do not reliably reflect overall trends and changes in operations. Also, earnings for interim periods can be significantly affected by the timing of general rate relief.

Rates and Regulation

Rates that Southwest is authorized to charge its distribution system customers are determined by the ACC, PUCN, and CPUC in general rate cases and are derived using rate base, cost of service, and cost of capital experienced in an historical test year, as adjusted in Arizona and Nevada, and projected for a future test year in California. The FERC regulates the northern Nevada transmission and liquefied natural gas (“LNG”) storage facilities of Paiute Pipeline Company (“Paiute”), a wholly owned subsidiary, and the rates it charges for transportation of gas directly to certain end-users and to various local distribution companies (“LDCs”). The LDCs transporting on the Paiute system are: Sierra Pacific Power Company (serving Reno and Sparks, Nevada), Avista Utilities (serving South Lake Tahoe, California), and Southwest Gas Corporation (serving Truckee and North Lake Tahoe, California and various locations throughout northern Nevada). In July 2004, Southwest announced an agreement to purchase the Avista natural gas distribution properties in South Lake Tahoe. The purchase, subject to regulatory approval, is expected to close in the second quarter of 2005.

Rates charged to customers vary according to customer class and rate jurisdiction and are set at levels that are intended to allow for the recovery of all prudently incurred costs, including a return on rate base sufficient to pay interest on debt, preferred securities distributions, and a reasonable return on common equity. Rate base consists generally of the original cost of utility plant in service, plus certain other assets such as working capital and inventories, less accumulated depreciation on utility plant in service, net deferred income tax liabilities, and certain other deductions. Rate schedules in California and Arizona service areas currently contain purchased gas adjustment clauses, which allow Southwest to file for rate adjustments as the cost of purchased gas changes. In Arizona, Southwest adjusts rates monthly for changes in purchased gas costs, within pre-established limits. In California, a monthly gas cost adjustment based on forecasted monthly prices is used to adjust rates. In Nevada, the PUCN issued an order in October 2004 instructing Southwest to eliminate the purchased gas adjustment provisions in its tariff and instead account for gas costs as provided under the deferred energy provisions of the Nevada Administrative Code. These provisions result in little difference in the method used to account for or report purchased gas costs, including the ability of the Company to defer over or under-collections of gas costs to balancing accounts. The changes become effective at the time Southwest makes its next purchased gas cost adjustment filing. The Nevada Administrative Code will continue to require at least an annual filing to adjust for changes in purchased gas costs. Deferred energy and purchased gas adjustment (collectively “PGA”) rate changes affect cash flows but have no direct impact on profit margin. Filings to change rates in accordance with PGA clauses are subject to audit by the appropriate state regulatory commission staff. Information with respect to recent general rate cases and PGA and deferred energy filings is included in the Rates and Regulatory Proceedings section of Management’s Discussion and Analysis (“MD&A”) in the 2004 Annual Report to Shareholders.

The table below lists the docketed general rate filings last initiated and the status of such filing within each ratemaking area:

Ratemaking Area	Type of Filing	Month Filed	Month Final Rates Effective
Arizona	General rate case	December 2004	Pending
California:
Northern and Southern	General rate case	February 2002	May 2003
Northern and Southern	Annual attrition	November 2004	January 2005
Nevada:
Northern and Southern	General rate case	March 2004	September 2004
FERC:
Paiute	General rate case	January 2005	Pending

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

Natural Gas Supply

Southwest is responsible for acquiring (purchasing) and arranging delivery of (transporting via interstate pipelines) natural gas to its system for all sales customers.

The primary objective of Southwest with respect to acquiring gas supply is to ensure that adequate, as well as best cost economical, supplies of natural gas are available from reliable sources. Gas is acquired from a wide variety of sources and a mix of purchase provisions, including spot market purchases and firm supplies with a variety of terms. During 2004, Southwest acquired gas supplies from 39 suppliers. Southwest constantly monitors the number of suppliers, their quality and their contribution to the overall customer portfolio. New suppliers are contracted whenever possible and solicitations for supplies are extended to the largest possible list of suppliers. Competitive pricing, flexibility in meeting Southwest requirements, and aggressive participation by suppliers who have demonstrated reliability of service are key to their successful inclusion in the annual portfolio mix. The goal of this practice is to mitigate the risk of nonperformance by any one supplier and insure competitive prices for customer supplies.

Balancing reliable supply assurances with the associated costs results in a continually changing mix of purchase provisions within the supply portfolios. To address the unique requirements of its various market areas, Southwest assembles and administers a separate natural gas supply portfolio for each of its jurisdictional areas. Firm and spot market natural gas purchases are made in a competitive bid environment. Southwest has experienced price volatility over the past five years, as the weighted average delivered cost of natural gas has ranged from a low of 38 cents per therm in 2002 to a high of 57 cents per therm in 2004. To mitigate customer exposure to market price volatility, Southwest continues to purchase a significant percentage of its forecasted annual normal weather requirements under firm, fixed-price arrangements that are secured periodically throughout the year.

The firm, fixed-price arrangements are structured such that a stated volume of gas is required to be scheduled by Southwest and delivered by the supplier. If the gas is not needed by Southwest or cannot be procured by the supplier, the contract provides for fixed or market-based penalties to be paid by the non-performing party.

In managing its gas supply portfolios, Southwest uses the fixed-price arrangements noted above, but does not currently utilize other stand-alone derivative financial instruments. Southwest is currently considering using stand-alone derivatives to hedge against possible price volatility. However, any such change would be communicated to Southwest’s various regulatory commissions, and costs of such derivative financial instruments would be pursued as part of the PGA mechanisms for recovery from customers in each jurisdiction.

Storage capability can influence the average annual price of gas, as storage allows a company to purchase natural gas in larger quantities during the off-peak season and store it for use in high demand periods when prices may be greater or supplies/capacity tighter. Southwest currently has no storage availability in its Arizona or southern Nevada rate jurisdictions. Limited storage capabilities exist in southern and northern California and northern Nevada. A contract with Southern California Gas Company is intended for delivery only within Southwest’s southern California rate jurisdiction. In addition, a contract with Paiute for its LNG facility in northern Nevada and northern California allows for peaking capability only. Gas is purchased for injection during the off-peak period for use in the high demand months, but is limited in its impact on the overall price. Paiute purchased the LNG facility, which it previously leased, in December 2004.

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

Southwest arranges for transportation of gas to its Arizona, Nevada, and California service territories through the pipeline systems of El Paso Natural Gas Company (“El Paso”), Kern River Gas Transmission Company (“Kern River”), Transwestern Pipeline Company, Northwest Pipeline Corporation, Tuscarora Gas Pipeline Company, Southern California Gas Company and Paiute. Supply and pipeline capacity availability on both short- and long-term bases is continually monitored by Southwest to ensure the reliability of service to its customers. Southwest currently receives firm transportation service, both on a short- and long-term basis, for all of its service territories on the pipeline systems noted above, and also has interruptible contracts in place that allow additional capacity to be acquired should an unforeseen need arise.

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

Since 2003, the FERC has reviewed issues related to the implementation of the full requirements conversion. Parties, including Southwest, filed petitions for judicial review of the FERC orders mandating the conversion. In December 2004, the United States Court of Appeals denied a petition seeking to reverse the prior FERC order that converted the agreements to contract demand. As a result, Southwest plans to pursue a reallocation of shipper costs at the United States Court of Appeals level based upon the contract demand quantities. However, no additional actions are anticipated on the capacity allocation issue.

Management believes adequate capacity exists for the upcoming 2005/2006 heating season. Additional costs may be incurred to acquire capacity in the future as a result of the FERC order. However, it is anticipated that any additional costs will be collected from customers through the PGA mechanism.

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

Southwest continues to compete with interstate transmission pipeline companies, such as El Paso, Kern River, and Tuscarora Gas Pipeline Company, to provide service to certain large end-users. End-use customers located in proximity to these interstate pipelines pose a potential bypass threat. Southwest attempts to closely monitor each customer situation and provide competitive service in order to retain the customer. Southwest has remained competitive through the use of negotiated transportation contract rates, special long-term contracts with electric generation and cogeneration customers, and other tariff programs. These competitive response initiatives have mitigated the loss of margin earned from large customers.

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

Employees

At December 31, 2004, the natural gas operations segment had 2,548 regular full-time equivalent employees, of which 481 full-time equivalent non-exempt employees in central Arizona were represented by the International Brotherhood of Electrical Workers. No other natural gas operations segment employees are represented by a union. Southwest believes it has a good relationship with its employees and that compensation, benefits, and working conditions afforded its employees are comparable to those generally found in the utility industry.

CONSTRUCTION SERVICES

NPL is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems. NPL contracts primarily with LDCs to install, repair, and maintain energy distribution systems from the town border station to the end-user. The primary focus of business operations is main and service replacement as well as new business installations. Construction work varies from relatively small projects to the piping of entire communities. Construction activity is seasonal in most areas. Peak construction periods are the summer and fall months in colder climate areas, such as the midwest. In the warmer climate areas, such as the southwestern United States, construction continues year round.

NPL business activities are often concentrated in utility service territories where existing energy lines are scheduled for replacement. An LDC will typically contract with NPL to provide pipe replacement services and new line installations. Contract terms generally specify unit-price or fixed-price arrangements. Unit-price contracts establish prices for all of the various services to be performed during the contract period. These contracts often have annual pricing reviews. During 2004, approximately 92 percent of revenue was earned under unit-price contracts. As of December 31, 2004 no significant backlog existed with respect to outstanding construction contracts.

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

Competition within the industry has traditionally been limited to several regional competitors in what has been a largely fragmented industry. Several national competitors also exist within the industry. NPL currently operates in approximately 16 major markets nationwide. Its customers are the primary LDCs in those markets. During 2004, NPL served 34 major customers, with Southwest accounting for approximately 29 percent of NPL revenues. With the exception of two other customers that in total accounted for approximately 24 percent of revenue, no other customer had a relatively significant contribution to NPL revenues.

Employment fluctuates between seasonal construction periods, which are normally heaviest in the summer and fall months. At December 31, 2004, NPL had 1,953 regular full-time equivalent employees. Employment peaked in November 2004 when there were 2,168 employees. Most employees are represented by unions and are covered by collective bargaining agreements, which is typical of the utility construction industry.

Operations are conducted from 16 field locations with corporate headquarters located in Phoenix, Arizona. Buildings are normally leased from third parties. The lease terms are typically five years or less. Field location facilities consist of a small building for repairs and land to store equipment.

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

Rate schedules in each of our service territories contain purchased gas adjustment clauses which permit us to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. We have used short-term borrowings in the past to temporarily finance increases in purchased gas costs, and we expect to do so during 2005, if the need again arises.

We may file requests for rate increases to cover the rise in the costs of purchased gas. Due to the nature of the regulatory process, there is a risk of a disallowance of full recovery of these costs during any period in which there has been a substantial run-up of these costs or our costs are more volatile. Any disallowance of purchased gas costs may reduce cash flow and earnings.

Increases in the cost of natural gas may arise from a variety of factors, including weather, changes in demand, the level of production and availability of natural gas, transportation constraints, transportation capacity cost increases, federal and state energy and environmental regulation and legislation, the degree of market liquidity, natural disasters, wars and other catastrophic events, and the success of our strategies in managing price risk such as the possible future use of stand-alone derivative instruments to hedge against potential price increases.

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

We continue to experience significant population and customer growth throughout our service territories. During 2004, we added 82,000 customers, a five percent growth rate. Over the past ten years, customer growth has averaged five percent per year. This growth has required large amounts of capital to finance the investment in new transmission and distribution plant. In 2004, our natural gas construction expenditures totaled $253 million (excluding a $22 million LNG facility purchase). Approximately 75 percent of these current-period expenditures represented new construction, and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant.

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

We are responsible for insurance claims above $1 million per incident plus payment of the first $10 million in aggregate claims above $1 million due to a change in our insurance coverage.

We maintain liability insurance for various risks associated with the operation of our natural gas pipelines and facilities. In connection with these liability insurance policies, we have been responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. For the policy year August 2004 to July 2005, the self-insured retention amount associated with general liability claims increased from $1 million per incident to $1 million per incident plus payment of the first $10 million in aggregate claims above $1 million in the policy year. This increase primarily occurred due to several significant claims during the last ten years. We cannot predict the likelihood that any future claim will exceed $1 million; however, a large claim would reduce our earnings.

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

Item 2. PROPERTIES

The plant investment of Southwest consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators, which comprise the pipeline systems and facilities located in and around the communities served. Southwest also includes other properties such as land, buildings, furnishings, work equipment, vehicles, and software systems in plant investment. The northern Nevada and northern California properties of Southwest are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Several properties are leased by Southwest, including a portion of the corporate headquarters office complex located in Las Vegas, Nevada and the administrative offices in Phoenix, Arizona. Total gas plant, exclusive of leased property, at December 31, 2004 was $3.3 billion, including construction work in progress. It is the opinion of management that the properties of Southwest are suitable and adequate for its purposes.

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

Southwest operates two primary pipeline transmission systems: (i) a system owned by Paiute extending from the Idaho-Nevada border to the Reno, Sparks, and Carson City areas and communities in the Lake Tahoe area in both California and Nevada and other communities in northern and western Nevada; and (ii) a system extending from the Colorado River at the southern tip of Nevada to the Las Vegas distribution area.

The Company previously leased a LNG facility and approximately 61 miles of transmission main on its northern Nevada system. These storage and transmission facilities provide peaking capabilities during high demand months. Paiute purchased the LNG facility and the associated transmission main in December 2004.

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

The principal market on which the common stock of the Company is traded is the New York Stock Exchange. At March 1, 2005, there were 24,174 holders of record of common stock, and the market price of the common stock was $25.29. The quarterly market price of, and dividends on, Company common stock required by this item are included in the 2004 Annual Report to Shareholders filed as an exhibit hereto and incorporated herein by reference.

The Company has a common stock dividend policy which states that common stock dividends will be paid at a prudent level that is within the normal dividend payout range for its respective businesses, and that the dividend will be established at a level considered sustainable in order to minimize business risk and maintain a strong capital structure throughout all economic cycles. The quarterly common stock dividend was 20.5 cents per share throughout 2003 and 2004. The dividend of 20.5 cents per share has been paid quarterly since September 1994.

Item 6. SELECTED FINANCIAL DATA

Information required by this item is included in the 2004 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is included in the 2004 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is included in the 2004 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis” and under Notes 6 and 7 of the Notes to Consolidated Financial Statements and is incorporated herein by reference. Other risk information is included under the heading “Company Risk Factors” in Item 1. Business of this report.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Southwest Gas Corporation and Notes thereto, together with the report of PricewaterhouseCoopers LLP, are included in the 2004 Annual Report to Shareholders and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Based on the most recent evaluation, as of December 31, 2004, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

Internal Control Over Financial Reporting

The report of management of the Company required to be reported herein is incorporated by reference to the information reported in the 2004 Annual Report to Shareholders under the caption “Management’s Report on Internal Control Over Financial Reporting” on page 69.

The Attestation Report of the Registered Public Accounting Firm required to be reported herein is incorporated by reference to the information reported in the 2004 Annual Report to Shareholders under the caption “Report of Independent Registered Public Accounting Firm” on page 70.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2005 Proxy Statement, which by this reference is incorporated herein.

(b) Identification of Executive Officers. The name, age, position, and period position held during the last five years for each of the Executive Officers of the Company are as follows:

Name	Age	Position	Period Position Held
Jeffrey W. Shaw	46	Chief Executive Officer President Senior Vice President/Gas Resources and Pricing Senior Vice President/Finance and Treasurer	2004-Present 2003-2004 2002-2003 2000-2002
James P. Kane	58	President Executive Vice President/Operations	2004-Present 2000-2004
George C. Biehl	57	Executive Vice President/Chief Financial Officer and Corporate Secretary	2000-Present
Thomas J Armstrong	56	Senior Vice President/Gas Resources and Energy Services Vice President/Gas Resources and Energy Services	2004-Present 2000-2004
Edward A. Janov	50	Senior Vice President/Finance Vice President/Finance Vice President/Finance and Treasurer Vice President/Chief Accounting Officer Vice President/Controller and Chief Accounting Officer	2004-Present 2003-2004 2002-2003 2001-2002 2000-2001
James F. Lowman	58	Senior Vice President/Central Arizona Division	2000-Present
Christina A. Palacios	59	Senior Vice President/Southern Arizona Division Vice President/Southern Arizona Division	2004-Present 2000-2004
Thomas R. Sheets	54	Senior Vice President/Legal Affairs and General Counsel	2000-Present
Dudley J. Sondeno	52	Senior Vice President/Chief Knowledge and Technology Officer	2000-Present
Roy R. Centrella	47	Vice President/Controller and Chief Accounting Officer Controller Assistant Controller	2002-Present 2001-2002 2000-2001
Kenneth J. Kenny	42	Treasurer Assistant Treasurer/Director Financial Services	2003-Present 2000-2003

(c) Identification of Certain Significant Employees. None.

(d) Family Relationships. No Directors or Executive Officers are related to any other either by blood, marriage, or adoption.

(e) Business Experience. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2005 Proxy Statement, which by this reference is incorporated herein. All Executive Officers have held responsible positions with the Company for at least five years as described in (b) above.

(f) Involvement in Certain Legal Proceedings. None.

(g) Promoters and Control Persons. None.

(h) Audit Committee Financial Expert. Information with respect to the financial expert of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2005 Proxy Statement, which by this reference is incorporated herein.

(i) Identification of the Audit Committee. Information with respect to the composition of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2005 Proxy Statement, which by this reference is incorporated herein.

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

The Company has adopted procedures to assist its directors and executive officers in complying with Section 16(a) of the Exchange Act, as amended, which includes assisting in the preparation of forms for filing. For 2004, all but three reports were timely filed. Purchases of Company common stock by Richard M. Gardner, Director, consisting of 467 shares on August 16, 2004 and 475 shares on November 3, 2004, were reported on December 2, 2004. A sale of Company common stock by Thomas J Armstrong, Senior Vice President/Gas Resources & Energy Services, consisting of 341 shares on October 8, 2004, was reported on November 11, 2004.

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

Item 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation is set forth under the heading “Executive Compensation and Benefits” in the definitive 2005 Proxy Statement, which by this reference is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2005 Proxy Statement, which by this reference is incorporated herein.

(b) Security Ownership of Management. Information with respect to security ownership of management is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2005 Proxy Statement, which by this reference is incorporated herein.

(c) Changes in Control. None.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

At December 31, 2004, the Company had two stock-based compensation plans. With respect to the first plan, the Company may grant options to purchase shares of common stock to key employees and outside directors.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
(Thousands of shares)
Equity compensation plans approved by security holders	1,646	$22.46	619
Equity compensation plans not approved by security holders	—	—	—

Total	1,646	$22.46	619

Pursuant to the terms of the management incentive plan, the Company may issue restricted stock in the form of performance shares to encourage key employees to remain in its employment to achieve short-term and long-term performance goals.

Plan category	Number of securities to be issued upon vesting of performance shares	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance
(Thousands of shares)
Equity compensation plans approved by security holders	316	$22.43	—
Equity compensation plans not approved by security holders	—	—	—

Total	316	$22.43	—

Additional information regarding the two equity compensation plans is included in Note 9 of the Notes to Consolidated Financial Statements in the 2004 Annual Report to Shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to accounting fees and services associated with PricewaterhouseCoopers LLP is set forth under the heading “Selection of Independent Accountants” in the definitive 2005 Proxy Statement, which by this reference is incorporated herein.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report on Form 10-K:

(1)	The Consolidated Financial Statements of the Company (including the Reports of Independent Accountants) required to be reported herein are incorporated by reference to the information reported in the 2004 Annual Report to Shareholders under the following captions:

(2)	All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(3)	See LIST OF EXHIBITS.

(b) See LIST OF EXHIBITS.

LIST OF EXHIBITS

Exhibit Number	Description of Document

1.01	Sales Agency Financing Agreement, dated April 22, 2004, between Southwest Gas Corporation and BNY Capital Markets, Inc. Incorporated herein by reference to the report on Form 8-K dated May 17, 2004.

3(i)	Restated Articles of Incorporation, as amended. Incorporated herein by reference to the report on Form 10-Q for the quarter ended March 31, 1997.

3(ii)	Amended Bylaws of Southwest Gas Corporation. Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 2004.

4.01	Indenture between City of Big Bear Lake, California, and Harris Trust and Savings Bank as Trustee, dated December 1, 1993, with respect to the issuance of $50,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation Project), 1993 Series A, due 2028. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1993.

4.02	Form of Deposit Agreement. Incorporated herein by reference to the Registration Statement on Form S-3, No. 33-55621.

4.03	Form of Depositary Receipt (attached as Exhibit A to Deposit Agreement included as Exhibit 4.03 hereto). Incorporated herein by reference to the Registration Statement on Form S-3, No. 33-55621.

4.04	Indenture between the Company and Harris Trust and Savings Bank dated July 15, 1996, with respect to Debt Securities. Incorporated herein by reference to the report on Form 8-K dated July 26, 1996.

4.05	First Supplemental Indenture of the Company to Harris Trust and Savings Bank dated August 1, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to 7 1/2% and 8% Debentures, due 2006 and 2026, respectively. Incorporated herein by reference to the report on Form 8-K dated July 31, 1996.

4.06	Second Supplemental Indenture of the Company to Harris Trust and Savings Bank dated December 30, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to Medium-Term Notes. Incorporated herein by reference to the report on Form 8-K dated December 30, 1996.

4.07	Indenture between Clark County, Nevada, and Harris Trust and Savings Bank as Trustee, dated as of October 1, 1999, with respect to the issuance of $35,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation), Series 1999A and Taxable Series 1999B or convertibles of Series B (Series C and D), due 2038. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1999.

4.08	Third Supplemental Indenture between the Company and The Bank of New York, dated as of February 13, 2001, supplementing and amending the Indenture dated as of July 15, 1996, with respect to the $200,000,000, 8.375% Notes, due 2011. Incorporated herein by reference to the report on Form 8-K dated February 8, 2001.

4.09	Fourth Supplemental Indenture of the Company to The Bank of New York as successor to Harris Trust and Savings Bank dated as of May 6, 2002, supplementing and amending the Indenture dated as of July 15, 1996, with respect to the 7.625% Senior Unsecured Notes due 2012. Incorporated herein by reference to the report on Form 8-K dated May 1, 2002.

4.10	Certificate of Trust of Southwest Gas Capital II. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.11	Certificate of Trust of Southwest Gas Capital III. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.12	Certificate of Trust of Southwest Gas Capital IV. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.13	Trust Agreement of Southwest Gas Capital III. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.14	Trust Agreement of Southwest Gas Capital IV. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.15	Form of Common Stock certificate. Incorporated herein by reference to the report on Form 8-K dated July 22, 2003.

4.16	Form of Preferred Trust Security. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.17	Form of Indenture with respect to the 7.70% Junior Subordinated Debentures. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.18	Form of 7.70% Junior Subordinated Debenture. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.19	Form of Amended and Restated Trust Agreement of Southwest Gas Capital II. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.20	Form of Guarantee Agreement with respect to the Preferred Trust Securities. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.21	Indenture between Clark County, Nevada, and BNY Midwest Trust Company as Trustee, dated as of July 1, 2004, with respect to the issuance of $65,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation), Series 2004A, due 2034. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2004.

4.22	Indenture between Clark County, Nevada, and BNY Midwest Trust Company as Trustee, dated as of October 1, 2004, with respect to the issuance of $75,000,000 Industrial Development Refunding Revenue Bonds (Southwest Gas Corporation), Series 2004B, due 2033.

4.23	The Company hereby agrees to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Southwest Gas Corporation or its subsidiaries; the total amount of securities authorized thereunder does not exceed 10 percent of the consolidated total assets of Southwest Gas Corporation and its subsidiaries.

10.01	Project Agreement between the Company and City of Big Bear Lake, California, dated as of December 1, 1993. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1993.

10.02		Amended and Restated Lease Agreement between the Company and Spring Mountain Road Associates, dated as of July 1, 1996. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 1996.

10.03	†	Southwest Gas Corporation Supplemental Retirement Plan, amended and restated as of March 1, 1999. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1999.

10.04	†	Southwest Gas Corporation Board of Directors Retirement Plan, amended and restated as of March 1, 1999. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1999.

10.05		Financing Agreement between the Company and Clark County, Nevada, dated as of October 1, 1999. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1999.

10.06	†	Amended Form of Employment Agreement with Company Officers. Incorporated herein by reference to the reports on Form 10-Q for the quarters ended September 30, 1998, September 30, 2000 and September 30, 2001 and the report on Form 8-K dated September 21, 2004.

10.07	†	Amended Form of Change in Control Agreement with Company Officers. Incorporated herein by reference to the reports on Form 10-Q for the quarters ended September 30, 1998, September 30, 2000 and September 30, 2001 and the report on Form 8-K dated September 21, 2004.

10.08	†	Southwest Gas Corporation Management Incentive Plan, amended and restated January 1, 2002. Incorporated herein by reference to the Proxy Statement dated April 2, 2002.

10.09	†	Southwest Gas Corporation 2002 Stock Incentive Plan. Incorporated herein by reference to the Proxy Statement dated April 2, 2002.

10.10	†	Southwest Gas Corporation Executive Deferral Plan, amended and restated as of November 19, 2002. Incorporated herein by reference to the Report on Form 10-K for the year ended December 31, 2002.

10.11	†	Southwest Gas Corporation Directors Deferral Plan, amended and restated as of November 19, 2002. Incorporated herein by reference to the Report on Form 10-K for the year ended December 31, 2002.

10.13		Financing agreement dated as of March 1, 2003 by and between Clark County, Nevada and Southwest Gas Corporation relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2003A, Series 2003B, Series 2003C, Series 2003D and Series 2003E. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2003.

10.14		$250 million Three-Year Credit Facility. Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 2004.

10.15	†	Form of Executive Option Grant under 2002 Stock Incentive Plan. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2004.

10.16		Financing Agreement between the Company and Clark County, Nevada, dated as of October 1, 2004.

12.01		Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.

13.01		Portions of 2004 Annual Report incorporated by reference to the Form 10-K.

21.01	List of subsidiaries of Southwest Gas Corporation.

23.01	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.01	Section 302 Certifications.

32.01	Section 906 Certifications.

†Compensation Plans

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2005

SOUTHWEST GAS CORPORATION

By:	/S/ JEFFREY W. SHAW
Jeffrey W. Shaw Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE C. BIEHL (George C. Biehl)	Director, Executive Vice President, Chief Financial Officer, and Corporate Secretary	March 14, 2005

/S/ THOMAS E. CHESTNUT (Thomas E. Chestnut)	Director	March 14, 2005

/S/ MANUEL J. CORTEZ (Manuel J. Cortez)	Director	March 14, 2005

/S/ RICHARD M. GARDNER (Richard M. Gardner)	Director	March 14, 2005

/S/ LEROY C. HANNEMAN, JR. (LeRoy C. Hanneman, Jr.)	Director	March 14, 2005

/S/ THOMAS Y. HARTLEY (Thomas Y. Hartley)	Chairman of the Board of Directors	March 14, 2005

/S/ JAMES J. KROPID (James J. Kropid)	Director	March 14, 2005

/S/ MICHAEL O. MAFFIE (Michael O. Maffie)	Director	March 14, 2005

/S/ MICHAEL J. MELARKEY (Michael J. Melarkey)	Director	March 14, 2005

/S/ JEFFREY W. SHAW (Jeffrey W. Shaw)	Director and Chief Executive Officer	March 14, 2005

/S/ CAROLYN M. SPARKS (Carolyn M. Sparks)	Director	March 14, 2005

/S/ TERRENCE L. WRIGHT (Terrence L. Wright)	Director	March 14, 2005

/S/ ROY R. CENTRELLA (Roy R. Centrella)	Vice President, Controller, and Chief Accounting Officer	March 14, 2005

EXHIBIT INDEX

Exhibit Number	Description of Document

4.01	Indenture dated as of October 1, 2004, with respect to the issuance of $75,000,000 Industrial Development Refunding Revenue Bonds, Series 2004B, due 2033.

10.01	FinancingAgreement between the Company and Clark County, Nevada, dated as of October 1, 2004.

12.01	Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.

13.01	Portions of 2004 Annual Report to Shareholders incorporated by reference to Form 10-K.

21.01	List of Subsidiaries of Southwest Gas Corporation.

23.01	Consentof PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.01	Section 302 Certifications.

32.01	Section 906 Certifications.