Form 10-Q
period 2005-03-31
SOUTHWEST GAS CORP
filed 2005-05-06
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $1 Par Value, 37,617,317 shares as of May 3, 2005.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2005

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	MARCH 31, 2005	DECEMBER 31, 2004

ASSETS
Utility plant:
Gas plant	$3,329,082	$3,287,591
Less: accumulated depreciation	(1,009,824)	(985,919)
Acquisition adjustments, net	2,308	2,353
Construction work in progress	32,338	31,967

Net utility plant	2,353,904	2,335,992

Other property and investments	100,661	99,879

Current assets:
Cash and cash equivalents	16,714	13,641
Accounts receivable, net of allowances	149,332	176,090
Accrued utility revenue	40,700	68,200
Deferred purchased gas costs	74,002	82,076
Prepaids and other current assets	50,474	91,986

Total current assets	331,222	431,993

Deferred charges and other assets	71,671	70,252

Total assets	$2,857,458	$2,938,116

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 45,000,000 shares; issued
and outstanding - 37,308,042 and 36,794,343 shares)	$38,938	$38,424
Additional paid-in capital	577,579	566,646
Accumulated other comprehensive income (loss), net	(10,892)	(10,892)
Retained earnings	136,610	111,498

Total equity	742,235	705,676
Subordinated debentures due to Southwest Gas Capital II	100,000	100,000
Long-term debt, less current maturities	1,162,126	1,162,936

Total capitalization	2,004,361	1,968,612

Current liabilities:
Current maturities of long-term debt	29,252	29,821
Short-term debt	11,000	100,000
Accounts payable	103,052	165,872
Customer deposits	52,499	50,194
Accrued general taxes	48,590	38,189
Accrued interest	20,605	22,425
Deferred income taxes	22,547	26,676
Other current liabilities	44,328	49,854

Total current liabilities	331,873	483,031

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	300,507	281,743
Taxes payable	8,400	3,965
Accumulated removal costs	90,000	84,000
Other deferred credits	122,317	116,765

Total deferred income taxes and other credits	521,224	486,473

Total capitalization and liabilities	$2,857,458	$2,938,116

The accompanying notes are an integral part of these statements. 2

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2005

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,		TWELVE MONTHS ENDED MARCH 31,
	2005	2004	2005	2004
Operating revenues:
Gas operating revenues	$494,983	$433,784	$1,323,251	$1,108,154
Construction revenues	47,897	39,616	223,289	192,965

Total operating revenues	542,880	473,400	1,546,540	1,301,119

Operating expenses:
Net cost of gas sold	303,927	236,598	713,095	525,629
Operations and maintenance	74,276	69,981	295,095	270,786
Depreciation and amortization	38,492	36,084	148,426	139,211
Taxes other than income taxes	10,314	9,909	38,074	36,519
Construction expenses	43,022	35,026	195,036	170,381

Total operating expenses	470,031	387,598	1,389,726	1,142,526

Operating income	72,849	85,802	156,814	158,593

Other income and (expenses):
Net interest deductions	(20,033)	(18,744)	(80,071)	(75,613)
Net interest deductions on subordinated debentures	(1,931)	(1,930)	(7,725)	(4,610)
Preferred securities distributions	--	--	--	(2,811)
Other income (deductions)	1,393	144	5,000	4,406

Total other income and (expenses)	(20,571)	(20,530)	(82,796)	(78,628)

Income before income taxes	52,278	65,272	74,018	79,965
Income tax expense	19,449	24,228	25,458	25,958

Net income	$32,829	$41,044	$48,560	$54,007

Basic earnings per share	$0.88	$1.19	$1.35	$1.59

Diluted earnings per share	$0.88	$1.18	$1.34	$1.57

Dividends paid per share	$0.205	$0.205	$0.82	$0.82

Average number of common shares outstanding	37,097	34,411	35,869	34,001
Average shares outstanding (assuming dilution)	37,390	34,672	36,161	34,292

The accompanying notes are an integral part of these statements. 3

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2005

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,		TWELVE MONTHS ENDED MARCH 31,
	2005	2004	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$32,829	$41,044	$48,560	$54,007
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	38,492	36,084	148,426	139,211
Deferred income taxes	14,635	23,042	29,594	68,126
Changes in current assets and liabilities:
Accounts receivable, net of allowances	26,758	(783)	(21,766)	(6,623)
Accrued utility revenue	27,500	32,000	(6,000)	2,000
Deferred purchased gas costs	8,074	(46,460)	(18,391)	(97,869)
Accounts payable	(62,820)	(24,824)	17,762	5,455
Accrued taxes	14,836	17,573	290	(11,497)
Other current assets and liabilities	36,492	1,041	10,045	3,177
Other	(673)	(1,018)	1,395	4,828

Net cash provided by operating activities	136,123	77,699	209,915	160,815

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(50,075)	(51,097)	(301,666)	(241,760)
Other	3,760	(92)	9,958	(19,105)

Net cash used in investing activities	(46,315)	(51,189)	(291,708)	(260,865)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	11,447	5,450	64,684	22,293
Dividends paid	(7,612)	(7,055)	(29,393)	(27,884)
Issuance of subordinated debentures, net	--	--	--	96,312
Issuance of long-term debt, net	--	--	147,135	11,647
Retirement of long-term debt, net	(1,420)	(1,590)	(83,267)	(9,691)
Retirement of preferred securities	--	--	--	(60,000)
Temporary changes in long-term debt	(150)	--	(150)	37,000
Change in short-term debt	(89,000)	(28,000)	(13,000)	24,000

Net cash provided by (used in) financing activities	(86,735)	(31,195)	86,009	93,677

Change in cash and cash equivalents	3,073	(4,685)	4,216	(6,373)
Cash at beginning of period	13,641	17,183	12,498	18,871

Cash at end of period	$16,714	$12,498	$16,714	$12,498

Supplemental information:
Interest paid, net of amounts capitalized	$22,834	$20,461	$82,806	$76,350
Income taxes paid (received), net	112	59	(12,587)	(26,693)

The accompanying notes are an integral part of these statements. 4

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2005

Note 1 - Summary of Significant Accounting Policies

Nature of Operations. Southwest Gas Corporation (the "Company") is comprised of two segments: natural gas operations ("Southwest" or the "natural gas operations" segment) and construction services. Southwest purchases, transports, and distributes natural gas to customers in portions of Arizona, Nevada, and California. The public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas sales are seasonal, peaking during the winter months. Variability in weather from normal temperatures can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity. Northern Pipeline Construction Co. ("NPL" or the "construction services" segment), a wholly owned subsidiary, is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.

Basis of Presentation. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2004 Annual Report to Shareholders, which is incorporated by reference into the 2004 Form 10-K.

Intercompany Transactions. NPL recognizes revenues generated from contracts with Southwest (see Note 2 below). Accounts receivable for these services were $7.7 million at March 31, 2005 and $8.3 million at December 31, 2004. The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, “Accounting for the Effects of Certain Types of Regulation.”

Recently Issued Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 is an amendment of Accounting Research Bulletin (“ARB”) No. 43, “Restatement and Revision of Accounting Research Bulletins.” SFAS No. 151 addresses the accounting for abnormal amounts of idle facility expense, freight handling costs and spoilage and will no longer allow companies to capitalize such inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the standard is not expected to have a material impact on the financial position or results of operations of the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” SFAS No. 153 is an amendment of Accounting Principles Board Opinion (“APB”) No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 addresses the accounting for exchanges of similar productive assets and eliminates the exception to the fair-value principle for such exchanges, which previously had been accounted for based on the book value of the asset surrendered with no gain recognition. Under SFAS No. 153, using certain criteria, the gain would be recognized currently and not deferred. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management has not yet quantified the potential effects of the new standard on the financial position or results of operations of the Company.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2005

perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing or method of settlement. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is designed to clarify when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. For the Company, FIN 47 is effective at the end of 2005.

Upon adoption of SFAS No. 143 in January 2003, Southwest concluded it could not reasonably estimate its conditional asset retirement obligation. At the time of adoption, Southwest determined that it had limited legal obligations related to retirement costs for portions of its system that are subject to limited-duration easements and rights-of-way agreements. However, Southwest has traditionally been able to renew its easements and rights-of-way without having to retire, abandon, or remove facilities, and anticipates no serious difficulties in obtaining future renewals. In addition, certain franchises and provisions of federal and state statutes for abandonment of facilities impose removal obligations. Southwest has the intent and the ability to operate such facilities indefinitely (other than for replacements due to ordinary deterioration). As a result, the length of time until settlement of the asset retirement obligation is unknown. Management is evaluating the criteria under FIN 47 to determine what, if any, impact the new standard may have on the financial position or results of operations of the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123 (revised 2004) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised 2004) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement eliminates the alternative to use APB No. 25 and the intrinsic value method of accounting. SFAS No. 123 (revised 2004) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The provisions of the statement are effective (as amended by the SEC) for the Company beginning January 2006. In 2006, compensation expense will increase due to the adoption of SFAS No. 123 (revised 2004) since no compensation expense is currently recorded for the Company's Stock Incentive Plan. The table below illustrates the effect SFAS No. 123 would have had on historical net income and earnings per share. The Company expects a similar impact to its results of operations upon the adoption of SFAS No. 123 (revised 2004).

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2005

Stock-Based Compensation. The Company has two stock-based compensation plans, which are described more fully in Note 9 - Employee Benefits in the 2004 Annual Report to Shareholders. These plans are accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123 "Accounting for Stock-Based Compensation" to its stock-based employee compensation (thousands of dollars, except per share amounts):

	Period Ended March 31,
	Three Months		Twelve Months
	2005	2004	2005	2004
Net income, as reported	$32,829	$41,044	$48,560	$54,007
Add:
Stock-based employee
compensation expense included
in reported net income,
net of related tax benefits	502	389	1,938	2,343
Deduct:
Total stock-based employee
compensation expense
determined under fair value
based method for all awards,
net of related tax benefits	(599)	(507)	(2,050)	(2,818)

Pro forma net income	$32,732	$40,926	$48,448	$53,532

Earnings per share:
Basic - as reported	$0.88	$1.19	$1.35	$1.59
Basic - pro forma	0.88	1.19	1.35	1.57
Diluted - as reported	0.88	1.18	1.34	1.57
Diluted - pro forma	0.88	1.18	1.34	1.56

Components of Net Periodic Benefit Cost. Southwest has a noncontributory qualified retirement plan with defined benefits covering substantially all employees. Southwest also provides postretirement benefits other than pensions ("PBOP") to its qualified retirees for health care, dental, and life insurance benefits.

Components of Net Periodic Benefit Cost

	Qualified Retirement Plan
	Period Ended March 31,
	Three Months		Twelve Months
	2005	2004	2005	2004
(Thousands of dollars)
Service cost	$3,947	$3,448	$14,289	$12,648
Interest cost	6,332	5,915	24,076	21,848
Expected return on plan assets	(7,388)	(7,017)	(28,438)	(27,430)
Amortization of prior service costs	(3)	13	38	56
Amortization of unrecognized
transition obligation	--	--	--	596
Amortization of net (gain) loss	613	--	613	--

Net periodic benefit cost	$3,501	$2,359	$10,578	$7,718

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2005

	PBOP
	Period Ended March 31,
	Three Months		Twelve Months
	2005	2004	2005	2004
(Thousands of dollars)
Service cost	$209	$181	$750	$688
Interest cost	529	545	2,164	2,116
Expected return on plan assets	(419)	(357)	(1,488)	(1,261)
Amortization of prior service costs	--	--	--	--
Amortization of unrecognized
transition obligation	217	217	867	867
Amortization of net (gain) loss	34	53	194	246

Net periodic benefit cost	$570	$639	$2,487	$2,656

Note 2 – Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas Operations	Construction Services	Total
Three months ended March 31, 2005
Revenues from external customers	$494,983	$34,027	$529,010
Intersegment revenues	--	13,870	13,870

Total	$494,983	$47,897	$542,880

Segment net income	$32,386	$443	$32,829

Three months ended March 31, 2004
Revenues from external customers	$433,784	$26,392	$460,176
Intersegment revenues	--	13,224	13,224

Total	$433,784	$39,616	$473,400

Segment net income	$40,556	$488	$41,044

Twelve months ended March 31, 2005
Revenues from external customers	$1,323,251	$161,027	$1,484,278
Intersegment revenues	--	62,262	62,262

Total	$1,323,251	$223,289	$1,546,540

Segment net income	$40,184	$8,376	$48,560

Twelve months ended March 31, 2004
Revenues from external customers	$1,108,154	$135,674	$1,243,828
Intersegment revenues	--	57,291	57,291

Total	$1,108,154	$192,965	$1,301,119

Segment net income	$49,431	$4,576	$54,007

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2005

Note 3 – Comprehensive Income

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2005	2004	2005	2004
Net income	$32,829	$41,044	$48,560	$54,007
Additional minimum pension liability
adjustment, net of $6.5 million tax benefit	--	--	(10,892)	--

Comprehensive income	$32,829	$41,044	$37,668	$54,007

The additional minimum pension liability adjustment noted above resulted from the measurement of pension obligations at December 31, 2004. Adjustments will be made at each annual measurement date.

Note 4 – Common Stock

During the first quarter of 2005, the Company issued approximately 514,000 shares of common stock through its Equity Shelf Program, Dividend Reinvestment and Stock Purchase Plan ("DRSPP"), Employee Investment Plan, Management Incentive Plan, and Stock Incentive Plan. Of this activity, approximately 109,000 shares were issued in at-the-market offerings through the Equity Shelf Program (at an average price of $24.66 per share).

Note 5 – Asset Purchase

In late April 2005, the Company purchased the natural gas distribution properties of Avista Corporation (“Avista”) in South Lake Tahoe, California, which includes approximately 18,000 customers. The cash purchase price for the properties was $15.6 million and is subject to post-closing adjustments.

Note 6 – Credit Facility

In April 2005, the Company replaced its $250 million credit facility, scheduled to expire in May 2007, with a $300 million facility that expires in April 2010. Of the $300 million, $150 million will be available for working capital purposes and $150 million will be designated long-term debt. Interest rates for the facility are calculated at either the London Interbank Offering Rate plus an applicable margin, or the greater of the prime rate or one-half of one percent plus the Federal Funds rate. The applicable margin on the new credit facility is lower than the applicable margin of the previous facility.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2005

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The following discussion of Southwest Gas Corporation and subsidiaries (the "Company") includes information related to regulated natural gas transmission and distribution activities and non-regulated activities.

The Company is comprised of two business segments: natural gas operations ("Southwest" or the "natural gas operations" segment) and construction services. Southwest is engaged in the business of purchasing, transporting, and distributing natural gas in portions of Arizona, Nevada, and California. Southwest is the largest distributor in Arizona, selling and transporting natural gas in most of central and southern Arizona, including the Phoenix and Tucson metropolitan areas. Southwest is also the largest distributor and transporter of natural gas in Nevada, serving the Las Vegas metropolitan area and northern Nevada. In addition, Southwest distributes and transports natural gas in portions of California, including the Lake Tahoe area and the high desert and mountain areas in San Bernardino County.

Southwest purchases, transports, and distributes natural gas to approximately 1,632,000 residential, commercial, industrial, and other customers, of which 55 percent are located in Arizona, 36 percent are in Nevada, and 9 percent are in California. During the twelve months ended March 31, 2005, Southwest earned 54 percent of operating margin in Arizona, 36 percent in Nevada, and 10 percent in California. During this same period, Southwest earned 86 percent of operating margin from residential and small commercial customers, 5 percent from other sales customers, and 9 percent from transportation customers. These general patterns are expected to continue.

Northern Pipeline Construction Co. ("NPL" or the "construction services" segment), a wholly owned subsidiary, is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.

Results of Consolidated Operations

	Period Ended March 31,
	Three Months		Twelve Months
	2005	2004	2005	2004
Contribution to net income
(Thousands of dollars)
Natural gas operations	$32,386	$40,556	$40,184	$49,431
Construction services	443	488	8,376	4,576

Net income	$32,829	$41,044	$48,560	$54,007

Basic earnings per share
Natural gas operations	$0.87	$1.18	$1.12	$1.45
Construction services	0.01	0.01	0.23	0.14

Consolidated	$0.88	$1.19	$1.35	$1.59

See separate discussions at Results of Natural Gas Operations and Results of Construction Services. Average shares outstanding increased by 2.7 million between the first quarter of 2005 and 2004, and 1.9 million in the current twelve-month period compared to the same period a year ago, primarily resulting from at-the-market offerings through the Equity Shelf Program and continuing issuances under the Company's various stock plans.

As reflected in the table above, the natural gas operations segment accounted for an average of 87 percent of twelve-month-to-date consolidated net income over the past two years. Accordingly, management’s main focus of discussion in this document is on that segment.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2005

Southwest’s operating revenues are recognized from the distribution and transportation of natural gas (and related services) billed to customers. An estimate of the amount of natural gas distributed, but not yet billed, to residential and commercial customers from the latest meter reading date to the end of the reporting period is also recognized in revenues.

Operating margin is the measure of utility revenues less the net cost of gas sold. Management uses operating margin as a main benchmark in comparing operating results from period to period. The principal factors affecting operating margin are general rate relief, weather/conservation, and customer growth.

Rates charged to customers vary according to customer class and rate jurisdiction and are set by the individual state and federal regulatory commissions that govern Southwest’s service territories. Southwest makes periodic filings for rate adjustments as the costs of providing service (including the cost of natural gas purchased) change and as additional investments in new or replacement pipeline and related facilities are made. General rate relief in California and Nevada provided $13 million in incremental margin during the twelve months ended March 31, 2005. (See the section on Rates and Regulatory Proceedings for additional information).

Rates are intended to provide for recovery of all prudently incurred costs and provide a reasonable return on investment. The mix of fixed and variable components in rates assigned to various customer classes (rate design) can significantly impact the operating margin actually realized by Southwest. The Company currently has a rate case on file in Arizona seeking $70.8 million to cover increased costs and provide a reasonable return on plant investment. The filing also proposes a revised rate structure to reduce the amount of rate recovery subject to volumetric fluctuations. The most recent California and Nevada rate cases, which affect about 45 percent of Southwest's business, included improvements in rate design which management believes will mitigate the impacts of weather and conservation on margin volatility.

Weather is a significant driver of natural gas volumes used by residential and small commercial customers and is the main reason for volatility in margin. Space heating-related volumes are the primary component of billings for these customer classes and are concentrated in the months of November to April for the majority of the Company’s customers. Variances in temperatures from normal levels, especially during these months, have a significant impact on the margin and associated net income of the Company. First quarter 2005 weather was warmer than normal, whereas temperatures in the first quarter of 2004 were relatively normal. The impact on margin of weather and conservation was a decrease of $12 million between quarters. This was especially evident in Arizona operations. The Arizona general rate case filed in December 2004 proposes rate design changes needed to mitigate the impact of weather on margin.

Customer growth, excluding acquisitions, has averaged five percent annually over the past 10 years and continues to be strong. Southwest served 82,000 more customers in the first quarter of 2005 than in the first quarter of 2004. Incremental margin has accompanied this customer growth, but the costs associated with creating and maintaining the infrastructure needed to accommodate these customers also are increasing. The timing of including these costs in rates is often delayed (regulatory lag) and results in a reduction of current-period earnings. Management has attempted to mitigate the regulatory lag by being judicious in its staffing levels through the effective use of technology. However, growth, coupled with external factors, is causing operating expenses to increase. See Results of Natural Gas Operations for additional information.

The results of the natural gas operations segment and the overall results of the Company are heavily dependent upon the components noted previously (general rate relief, weather/conservation, and customer growth). Significant changes in these components (primarily weather) have contributed to somewhat volatile earnings. Management continues to work with its regulatory commissions in designing rate structures that strive to provide affordable and reliable service to its customers while mitigating the volatility in prices to customers and stabilizing returns to investors.

In late April 2005, the Company purchased the natural gas distribution properties of Avista Corporation (“Avista”) in South Lake Tahoe, California, which includes approximately 18,000 customers. The cash purchase price for the properties was $15.6 million and is subject to post-closing adjustments. See Capital Resources and Liquidity for further discussion.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2005

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended March 31,
	2005	2004
	(Thousands of dollars)
Gas operating revenues	$494,983	$433,784
Net cost of gas sold	303,927	236,598

Operating margin	191,056	197,186
Operations and maintenance expense	74,276	69,981
Depreciation and amortization	34,247	32,286
Taxes other than income taxes	10,314	9,909

Operating income	72,219	85,010
Other income (expense)	1,086	(20)
Net interest deductions	19,882	18,627
Net interest deductions on subordinated debentures	1,931	1,930

Income before income taxes	51,492	64,433
Income tax expense	19,106	23,877

Contribution to consolidated net income	$32,386	$40,556

Contribution from natural gas operations decreased $8.2 million in the first quarter of 2005 compared to the same period a year ago. The decrease was principally attributed to the impact on operating margin of warmer weather in addition to increased operating costs.

Operating margin decreased approximately $6 million, or three percent, in the first quarter of 2005 compared to the first quarter of 2004. During the last twelve months, the Company added 82,000 customers, an increase of five percent. This customer growth contributed an incremental $5 million in operating margin during the quarter. Rate relief in Nevada and California added a net $1 million in margin compared to the prior-year quarter (the prior-year quarter included $3.3 million in California rate relief delayed from 2003). Differences in heating demand caused by weather variations between periods coupled with reduced average usage due to conservation and energy efficiencies accounted for a $12 million decrease. Temperatures during the current period were warmer than normal, whereas prior-period weather was relatively normal.

Operations and maintenance expense increased $4.3 million, or six percent, primarily due to the impact of general cost increases and incremental costs associated with providing service to a growing customer base. Additional factors include higher insurance premiums, employee-related expenses, compliance costs, and costs to develop energy efficient technology.

Depreciation expense and general taxes increased $2.4 million, or six percent, as a result of construction activities. Average gas plant in service increased $246 million, or eight percent, as compared to the first quarter of 2004. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Net financing costs increased $1.3 million, or six percent, between periods primarily due to an increase in average debt outstanding to help finance growth and higher rates on variable-rate debt.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2005

Twelve-Month Analysis

	Twelve Months Ended March 31,
	2005	2004
	(Thousands of dollars)
Gas operating revenues	$1,323,251	$1,108,154
Net cost of gas sold	713,095	525,629

Operating margin	610,156	582,525
Operations and maintenance expense	295,095	270,786
Depreciation and amortization	132,476	123,754
Taxes other than income taxes	38,074	36,519

Operating income	144,511	151,466
Other income	2,717	3,203
Net interest deductions	79,392	74,929
Net interest deductions on subordinated debentures	7,725	4,610
Preferred securities distributions	--	2,811

Income before income taxes	60,111	72,319
Income tax expense	19,927	22,888

Contribution to consolidated net income	$40,184	$49,431

Contribution to consolidated net income decreased $9.2 million in the current twelve-month period compared to the same period a year ago. The decline in contribution was primarily caused by higher operating costs and an increase in depreciation and amortization, partially offset by improved operating margin.

Operating margin increased $28 million, or five percent, between periods. Continuing customer growth contributed an incremental $20 million. Rate relief in California and Nevada added $13 million. Differences in heating demand caused by weather variations between periods and lower usage due to conservation and energy efficiencies resulted in a $5 million margin decrease as warmer-than-normal temperatures were experienced during both periods. The unfavorable impacts of these factors were approximately $17 million in the current twelve-month period and $12 million in the prior period.

Operations and maintenance expense increased $24.3 million, or nine percent, between periods reflecting general increases in labor and maintenance costs, and incremental operating costs associated with serving additional customers. Additional factors include increases in insurance premiums, employee-related expenses, compliance costs, and costs to develop energy efficient technology.

Depreciation expense and general taxes increased $10.3 million, or six percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $246 million, or eight percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Net financing costs increased $4.8 million, or six percent, primarily due to an increase in average debt outstanding to help finance growth, partially offset by a reduction in interest costs associated with the purchased gas adjustment account balance.

Income tax expense in the current period included a $1.6 million benefit arising from the completion of general rate cases and closure of federal tax year 2000, which was recognized in the third quarter of 2004. The prior period included $2 million of income tax benefits, recognized in the fourth quarter of 2003, associated with plant-related items.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2005

Results of Construction Services

Construction services revenues and construction expenses for the three months ended March 31, 2005 each increased approximately $8 million when compared to the same period ended March 31, 2004 primarily due to additional new work and the associated start-up costs. Although there was no change in earnings per share, net income for the three months ended March 31, 2005 decreased $45,000 when compared to the corresponding period in 2004. Contribution to net income for the twelve months ended March 31, 2005 increased $3.8 million, when compared to the same period ended March 31, 2004. The increase was primarily due to revenue growth, an improvement in the number of profitable bid jobs, and a favorable equipment resale market in the current period. The prior twelve-month period included the impact of an unfavorable settlement of a $1.3 million insurance claim (third quarter 2003). For additional information see the table contained in Results of Consolidated Operations.

Rates and Regulatory Proceedings

Arizona General Rate Case. In December 2004, Southwest filed a general rate application with the Arizona Corporation Commission ("ACC") for its Arizona rate jurisdiction. The application seeks authorization to increase operating revenues by $70.8 million. The request is a result of increases in fixed operating costs and investment in infrastructure to serve new customers, coupled with a rate structure that has hindered Southwest’s ability to earn the return authorized by the ACC. The Company is asking the ACC to approve a balancing account mechanism to decouple residential margin from sales volumes in order to mitigate margin volatility due to weather and other usage variations. Southwest is also seeking changes in residential rate design that will shift a greater portion of the recovery of its fixed operating costs away from cold weather consumption. The discovery phase of the rate case is in process and hearings are expected in the fourth quarter of 2005. Management cannot predict the amount or timing of rate relief ultimately granted. The last general rate increase received in Arizona was November 2001.

California General Rate Case. In November 2004, Southwest made its annual attrition filing, which was approved by the California Public Utilities Commission ("CPUC") effective January 2005. The combined effect of the filing, which also adjusted various other balancing account surcharges, was an increase in annual margin of $2.8 million in southern California and $600,000 in northern California. An annual attrition filing will be made in the fourth quarter of 2005 for 2006.

Nevada Weather Normalization Filing. As part of the general rate case approved in 2004, Southwest was ordered to file a weather normalization plan to address revenue volatility issues in its next general rate case. In March 2005, Southwest filed an application requesting the Public Utilities Commission of Nevada to approve a weather normalization adjustment provision in advance of the Company's next general rate case. This filing requested that winter season billing volumes for weather sensitive customers be adjusted to reflect consumption variations that can be attributed to departures from normal weather. During colder-than-normal winter months, customers would receive credit bill adjustments, while increases in bills would result during warmer-than-normal winter months. Southwest cannot predict whether this filing will be acted upon prior to the filing of a new general rate case.

FERC Jurisdiction. In January 2005, Paiute filed a general rate case with the Federal Energy Regulatory Commission (“FERC”). The application seeks authorization to increase annual revenues by $1.7 million. The filing was a result of a FERC order issued in December 2004, whereby the Company entered into settlement agreements related to the purchase of a previously leased LNG peaking facility. New rates are expected to be implemented in the third quarter of 2005 (subject to refund until a final FERC decision is received). The last general rate increase received by Paiute was in January 1997.

PGA Filings

All of Southwest's state regulatory commissions have regulations that permit the Company to track and recover its actual costs of purchased gas. Deferred energy provisions and purchased gas adjustment clauses are collectively referred to as "PGA" clauses. PGA filings are subject to audit by state regulatory commission staffs. PGA rate changes impact cash

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2005

flows but have no direct impact on profit margin. As of March 31, 2005 and December 31, 2004, Southwest had the following outstanding PGA balances receivable (millions of dollars):

	March 31, 2005	December 31, 2004
Arizona	$24.6	$15.3
Northern Nevada	6.5	13.1
Southern Nevada	35.1	41.9
California	7.8	11.8

	$74.0	$82.1

California Gas Cost Incentive Mechanism. As part of the CPUC's decision in the Company's last general rate case, Southwest was encouraged to propose a Gas Cost Incentive Mechanism ("GCIM"). A GCIM is designed to provide greater incentive to reduce gas costs than exists under traditional regulation, encourage reasonable risk taking, and reduce administrative burden.

In November 2004, the Company filed for a GCIM using attributes similar to those used by other California utilities. The plan would provide for savings or penalties for gas cost incurred as compared to a predetermined range surrounding an established benchmark. Any savings or penalties outside the range, neither of which are expected to be significant, would then be shared on an annual basis by ratepayers and shareholders based upon an authorized percentage. The CPUC Office of Ratepayer Advocates filed comments in support of the GCIM. Approval of a GCIM is expected in mid 2005.

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

Southwest continues to experience significant customer growth. This growth has required significant capital outlays for new transmission and distribution plant, to keep up with consumer demand. During the twelve-month period ended March 31, 2005, capital expenditures for the natural gas operations segment were $250 million. Approximately 75 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest (net of dividends) provided $154 million of the required capital resources pertaining to these construction expenditures. The remainder was provided from external financing activities. Operating cash flows in the most recent and prior twelve months were negatively impacted by rising gas prices as under-collected PGA balances at March 31, 2004 have increased from $55.6 million to $74 million at March 31, 2005. Southwest utilizes short-term borrowings to temporarily finance under-collected PGA balances.

Asset Purchase

In late April 2005, the Company purchased Avista's natural gas distribution properties in South Lake Tahoe, California, which includes approximately 18,000 customers. The cash purchase price for the properties was $15.6 million and is subject to post-closing adjustments. The properties will be integrated into the northern Nevada operations of Southwest, which include contiguous gas properties in the Lake Tahoe Basin. Southwest assumed the rates in effect at the time of closing the purchase. The purchase price was financed using existing credit facilities.

2005 Construction Expenditures and Financing

Southwest estimates construction expenditures during the three-year period ending December 31, 2007 will be approximately $700 million. Of this amount, approximately $270 million are expected to be incurred in 2005. During the three-year period, cash flow from operating activities (net of dividends) is estimated to fund approximately 80 percent

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2005

of the gas operations’ total construction expenditures, assuming timely recovery of currently deferred PGA balances. The Company expects to raise $75 million to $100 million from its various common stock programs. The remaining cash requirements are expected to be provided by other external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest service areas, and earnings. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

During the first quarter of 2005, approximately 109,000 shares of common stock were issued in at-the-market offerings through the Equity Shelf Program with gross proceeds of $2.7 million, agent commissions of $27,000, and net proceeds of $2.7 million.

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

The rate schedules in Southwest's service territories contain PGA clauses which permit adjustments to rates as the cost of purchased gas changes. The PGA mechanism allows Southwest to change the gas cost component of the rates charged to its customers to reflect increases or decreases in the price expected to be paid to its suppliers and companies providing interstate pipeline transportation service. On an interim basis, Southwest generally defers over or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At March 31, 2005, the combined balances in PGA accounts totaled an under-collection of $74 million versus an under-collection of $82.1 million at December 31, 2004. See PGA Filings for more information on recent regulatory filings. Southwest utilizes short-term borrowings to temporarily finance under-collected PGA balances.

In April 2005, the Company replaced its $250 million credit facility, scheduled to expire in May 2007, with a $300 million facility that expires in April 2010. Of the $300 million, $150 million will be available for working capital purposes and $150 million will be designated long-term debt. Interest rates for the facility are calculated at either the London Interbank Offering Rate plus an applicable margin, or the greater of the prime rate or one-half of one percent plus the Federal Funds rate. The applicable margin on the new credit facility is lower than the applicable margin of the previous facility.

The following table sets forth the ratios of earnings to fixed charges for the Company (because of the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis):

	For the Twelve Months Ended
	March 31, 2005	December 31, 2004
Ratio of earnings to fixed charges	1.78	1.93

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), preferred securities distributions, and amortized debt costs.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2005

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs.” SFAS No. 151 is an amendment of Accounting Research Bulletin (“ARB”) No. 43, “Restatement and Revision of Accounting Research Bulletins.” SFAS No. 151 addresses the accounting for abnormal amounts of idle facility expense, freight handling costs and spoilage and will no longer allow companies to capitalize such inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the standard is not expected to have a material impact on the financial position or results of operations of the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” SFAS No. 153 is an amendment of Accounting Principles Board Opinion (“APB”) No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 addresses the accounting for exchanges of similar productive assets and eliminates the exception to the fair-value principle for such exchanges, which previously had been accounted for based on the book value of the asset surrendered with no gain recognition. Under SFAS No. 153, using certain criteria, the gain would be recognized currently and not deferred. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management has not yet quantified the potential effects of the new standard on the financial position or results of operations of the Company.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing or method of settlement. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is designed to clarify when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. For the Company, FIN 47 is effective at the end of 2005.

Upon adoption of SFAS No. 143 in January 2003, Southwest concluded it could not reasonably estimate its conditional asset retirement obligation. At the time of adoption, Southwest determined that it had limited legal obligations related to retirement costs for portions of its system that are subject to limited-duration easements and rights-of-way agreements. However, Southwest has traditionally been able to renew its easements and rights-of-way without having to retire, abandon, or remove facilities, and anticipates no serious difficulties in obtaining future renewals. In addition, certain franchises and provisions of federal and state statutes for abandonment of facilities impose removal obligations. Southwest has the intent and the ability to operate such facilities indefinitely (other than for replacements due to ordinary deterioration). As a result, the length of time until settlement of the asset retirement obligation is unknown. Management is evaluating the criteria under FIN 47 to determine what, if any, impact the new standard may have on the financial position or results of operations of the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123 (revised 2004) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised 2004) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement eliminates the alternative to use APB No. 25 and the intrinsic value method of accounting. SFAS No. 123 (revised 2004) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The provisions of the statement are effective (as amended by the SEC) for the Company beginning January 2006. In 2006, compensation expense will increase due to the adoption of SFAS No. 123 (revised 2004) since no compensation expense is currently recorded for the Company's Stock Incentive Plan. For more information regarding the effect of the original SFAS No. 123 would have had on historical results of operations, see Note 1 – Summary of Significant Accounting Policies, Stock-Based Compensation. The Company expects a similar impact to its results of operations upon the adoption of SFAS No. 123 (revised 2004).

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2005

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

A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, the impact of weather variations on customer usage, customer growth rates, changes in natural gas prices, our ability to recover costs through our PGA mechanism, the effects of regulation/deregulation, the timing and amount of rate relief, changes in rate design, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, changes in construction expenditures and financing, renewal of franchises, easements and rights-of-way, changes in operations and maintenance expenses, future liability claims, changes in pipeline capacity for the transportation of gas and related costs, acquisitions and management’s plans related thereto, competition and our ability to raise capital in external financings or through our DRSPP. In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing, operations and maintenance expenses will continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1. Business-Company Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Company’s 2004 Annual Report on Form 10-K filed with the SEC. No material changes have occurred related to the Company’s disclosures about market risk.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2005

ITEM 4.	CONTROLS AND PROCEDURES

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

Based on the most recent evaluation, as of March 31, 2005, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

NPL, the Company's construction subsidiary, converted several automated functions (accounts payable, accounts receivable, fixed assets and general ledger) to a new application during the first quarter of 2005, resulting in a material change in internal controls. Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the applications, and manual closing process were properly designed to prevent material financial statement errors. Operating effectiveness of related key controls will be evaluated during the second and third quarters. There have been no other changes in the Company’s internal controls over financial reporting during the first quarter of 2005 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is named as a defendant in various legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that none of this litigation individually or in the aggregate will have a material adverse impact on the Company’s financial position or results of operations.

ITEMS 2-5.	None.

ITEM 6.	EXHIBITS

The following documents are filed as part of this report on Form 10-Q:

Exhibit 12	-	Computation of Ratios of Earnings to Fixed Charges.
Exhibit 31	-	Section 302 Certifications.
Exhibit 32	-	Section 906 Certifications.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: May 6, 2005

/s/ Roy R. Centrella
Roy R. Centrella
Vice President/Controller and Chief Accounting Officer