Form 10-Q
period 2005-06-30
SOUTHWEST GAS CORP
filed 2005-08-09
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes   X No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $1 Par Value, 38,318,099 shares as of August 1, 2005.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	JUNE 30, 2005	DECEMBER 31, 2004
ASSETS
Utility plant:
Gas plant	$3,403,574	$3,287,591
Less: accumulated depreciation	(1,049,824)	(985,919)
Acquisition adjustments, net	2,263	2,353
Construction work in progress	35,084	31,967

Net utility plant	2,391,097	2,335,992

Other property and investments	106,257	99,879

Current assets:
Cash and cash equivalents	8,719	13,641
Accounts receivable, net of allowances	112,425	176,090
Accrued utility revenue	32,400	68,200
Deferred purchased gas costs	58,197	82,076
Prepaids and other current assets	58,542	91,986

Total current assets	270,283	431,993

Deferred charges and other assets	81,123	70,252

Total assets	$2,848,760	$2,938,116

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 45,000,000 shares; issued
and outstanding - 38,263,948 and 36,794,343 shares)	$39,894	$38,424
Additional paid-in capital	600,736	566,646
Accumulated other comprehensive income (loss), net	(10,892)	(10,892)
Retained earnings	125,879	111,498

Total equity	755,617	705,676
Subordinated debentures due to Southwest Gas Capital II	100,000	100,000
Long-term debt, less current maturities	1,173,194	1,162,936

Total capitalization	2,028,811	1,968,612

Current liabilities:
Current maturities of long-term debt	31,246	29,821
Short-term debt	--	100,000
Accounts payable	79,120	165,872
Customer deposits	54,546	50,194
Accrued general taxes	36,371	38,189
Accrued interest	21,370	22,425
Deferred income taxes	19,250	26,676
Other current liabilities	49,632	49,854

Total current liabilities	291,535	483,031

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	300,674	281,743
Taxes payable	8,292	3,965
Accumulated removal costs	94,000	84,000
Other deferred credits	125,448	116,765

Total deferred income taxes and other credits	528,414	486,473

Total capitalization and liabilities	$2,848,760	$2,938,116

The accompanying notes are an integral part of these statements.

2

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2005

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		TWELVE MONTHS ENDED JUNE 30,
	2005	2004	2005	2004	2005	2004
Operating revenues:
Gas operating revenues	$298,048	$226,756	$793,031	$660,540	$1,394,543	$1,129,528
Construction revenues	63,082	51,941	110,979	91,557	234,430	194,436

Total operating revenues	361,130	278,697	904,010	752,097	1,628,973	1,323,964

Operating expenses:
Net cost of gas sold	167,025	111,114	470,952	347,712	769,006	543,705
Operations and maintenance	74,957	70,687	149,233	140,668	299,365	277,040
Depreciation and amortization	38,570	36,058	77,062	72,142	150,938	141,743
Taxes other than income taxes	10,075	9,589	20,389	19,498	38,560	36,953
Construction expenses	55,568	45,295	98,590	80,321	205,309	171,765

Total operating expenses	346,195	272,743	816,226	660,341	1,463,178	1,171,206

Operating income	14,935	5,954	87,784	91,756	165,795	152,758

Other income and (expenses):
Net interest deductions	(20,245)	(18,799)	(40,278)	(37,543)	(81,517)	(74,875)
Net interest deductions on subordinated debentures	(1,930)	(1,931)	(3,861)	(3,861)	(7,724)	(6,541)
Preferred securities distributions	--	--	--	--	--	(1,442)
Other income (deductions)	2,263	1,032	3,656	1,176	6,231	3,824

Total other income and (expenses)	(19,912)	(19,698)	(40,483)	(40,228)	(83,010)	(79,034)

Income (loss) before income taxes	(4,977)	(13,744)	47,301	51,528	82,785	73,724
Income tax expense (benefit)	(2,160)	(5,382)	17,289	18,846	28,680	23,975

Net income (loss)	$(2,817)	$(8,362)	$30,012	$32,682	$54,105	$49,749

Basic earnings (loss) per share	$(0.07)	$(0.24)	$0.80	$0.95	$1.48	$1.45

Diluted earnings (loss) per share	$(0.07)	$(0.24)	$0.80	$0.94	$1.47	$1.44

Dividends paid per share	$0.205	$0.205	$0.41	$0.41	$0.82	$0.82

Average number of common shares outstanding	37,701	34,741	37,400	34,576	36,606	34,269
Average shares outstanding (assuming dilution)	--	--	37,701	34,825	36,916	34,556
The accompanying notes are an integral part of these statements. 3

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2005

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	SIX MONTHS ENDED JUNE 30,		TWELVE MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$30,012	$32,682	$54,105	$49,749
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	77,062	72,142	150,938	141,743
Deferred income taxes	11,505	18,066	31,440	52,899
Changes in current assets and liabilities:
Accounts receivable, net of allowances	65,757	31,251	(14,801)	(8,676)
Accrued utility revenue	36,982	36,400	(918)	(1,400)
Deferred purchased gas costs	25,430	(42,117)	(5,378)	(85,317)
Accounts payable	(88,335)	(46,232)	13,655	11,604
Accrued taxes	2,302	628	4,701	(1,184)
Other current assets and liabilities	35,928	4,001	6,521	(3,811)
Other	(6,598)	(777)	(4,771)	5,042

Net cash provided by operating activities	190,045	106,044	235,492	160,649

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(121,160)	(126,227)	(297,621)	(266,005)
Other	(4,581)	2,823	(1,298)	(18,699)

Net cash used in investing activities	(125,741)	(123,404)	(298,919)	(284,704)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	35,560	18,347	75,900	30,392
Dividends paid	(15,330)	(14,176)	(29,990)	(28,102)
Issuance of subordinated debentures, net	--	--	--	96,312
Issuance of long-term debt, net	13,293	8,000	152,428	3,484
Retirement of long-term debt, net	(2,749)	(3,194)	(82,992)	(8,788)
Retirement of preferred securities	--	--	--	(60,000)
Temporary changes in long-term debt	--	--	--	37,000
Change in short-term debt	(100,000)	2,000	(54,000)	54,000

Net cash provided by (used in) financing activities	(69,226)	10,977	61,346	124,298

Change in cash and cash equivalents	(4,922)	(6,383)	(2,081)	243
Cash at beginning of period	13,641	17,183	10,800	10,557

Cash at end of period	$8,719	$10,800	$8,719	$10,800

Supplemental information:
Interest paid, net of amounts capitalized	$43,204	$40,317	$83,320	$78,597
Income taxes paid (received), net	825	118	(11,933)	(25,544)
The accompanying notes are an integral part of these statements. 4

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2005

Note 1 - Summary of Significant Accounting Policies

Nature of Operations. Southwest Gas Corporation (the "Company") is composed of two segments: natural gas operations ("Southwest" or the "natural gas operations" segment) and construction services. Southwest purchases, transports, and distributes natural gas to customers in portions of Arizona, Nevada, and California. The public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas sales are seasonal, peaking during the winter months. Variability in weather from normal temperatures can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity. Northern Pipeline Construction Co. ("NPL" or the "construction services" segment), a wholly owned subsidiary, is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.

Basis of Presentation. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2004 Annual Report to Shareholders, which is incorporated by reference into the 2004 Form 10-K, and the first quarter 2005 Form 10-Q.

Intercompany Transactions. NPL recognizes revenues generated from contracts with Southwest (see Note 2 below). Accounts receivable for these services were $8 million at June 30, 2005 and $8.3 million at December 31, 2004. The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, “Accounting for the Effects of Certain Types of Regulation.”

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

In May 2005, The FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and requires retrospective application for voluntary changes in accounting principle unless it is

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2005

impracticable to do so. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of the standard is not expected to have a material impact on the financial position or results of operations of the Company.

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

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2005

Stock-Based Compensation. The Company has two stock-based compensation plans, which are described more fully in Note 9 - Employee Benefits in the 2004 Annual Report to Shareholders. These plans are currently accounted for in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123 "Accounting for Stock-Based Compensation" to its stock-based employee compensation (thousands of dollars, except per share amounts):

	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2005	2004	2005	2004	2005	2004
Net income (loss), as reported	$(2,817)	$(8,362)	$30,012	$32,682	$54,105	$49,749
Add:
Stock-based employee
compensation expense included
in reported net income (loss),
net of related tax benefits	398	499	900	888	1,837	2,414
Deduct:
Total stock-based employee
compensation expense
determined under fair value
based method for all awards,
net of related tax benefits	(487)	(699)	(1,086)	(1,206)	(1,838)	(2,964)

Pro forma net income (loss)	$(2,906)	$(8,562)	$29,826	$32,364	$54,104	$49,199

Earnings (loss) per share:
Basic - as reported	$(0.07)	$(0.24)	$0.80	$0.95	$1.48	$1.45
Basic - pro forma	(0.08)	(0.25)	0.80	0.94	1.48	1.44

Diluted - as reported	(0.07)	(0.24)	0.80	0.94	1.47	1.44
Diluted - pro forma	(0.08)	(0.25)	0.79	0.93	1.47	1.42

Components of Net Periodic Benefit Cost. Southwest has a noncontributory qualified retirement plan with defined benefits covering substantially all employees. Southwest also provides postretirement benefits other than pensions ("PBOP") to its qualified retirees for health care, dental, and life insurance benefits.

Components of Net Periodic Benefit Cost

	Qualified Retirement Plan
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2005	2004	2005	2004	2005	2004
Service cost	$3,947	$3,447	$7,894	$6,895	$14,789	$13,028
Interest cost	6,332	5,915	12,664	11,830	24,493	22,451
Expected return on plan assets	(7,388)	(7,017)	(14,776)	(14,034)	(28,809)	(27,642)
Amortization of prior service costs	(3)	14	(6)	27	21	56
Amortization of unrecognized
transition obligation	--	--	--	--	--	397
Amortization of net (gain) loss	613	--	1,226	--	1,226	--

Net periodic benefit cost	$3,501	$2,359	$7,002	$4,718	$11,720	$8,290

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2005

	PBOP
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2005	2004	2005	2004	2005	2004
Service cost	$209	$180	$418	$361	$779	$698
Interest cost	529	546	1,058	1,091	2,147	2,138
Expected return on plan assets	(419)	(357)	(838)	(714)	(1,550)	(1,316)
Amortization of prior service costs	--	--	--	--	--	--
Amortization of unrecognized
transition obligation	217	217	434	434	867	867
Amortization of net (gain) loss	34	53	68	106	175	235

Net periodic benefit cost	$570	$639	$1,140	$1,278	$2,418	$2,622

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2005

Note 2 – Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas Operations	Construction Services	Total
Three months ended June 30, 2005
Revenues from external customers	$298,048	$45,459	$343,507
Intersegment revenues	--	17,623	17,623

Total	$298,048	$63,082	$361,130

Segment net income (loss)	$(5,362)	$2,545	$(2,817)

Three months ended June 30, 2004
Revenues from external customers	$226,756	$36,630	$263,386
Intersegment revenues	--	15,311	15,311

Total	$226,756	$51,941	$278,697

Segment net income (loss)	$(10,610)	$2,248	$(8,362)

	Natural Gas Operations	Construction Services	Total
Six months ended June 30, 2005
Revenues from external customers	$793,031	$79,486	$872,517
Intersegment revenues	--	31,493	31,493

Total	$793,031	$110,979	$904,010

Segment net income	$27,024	$2,988	$30,012

Six months ended June 30, 2004
Revenues from external customers	$660,540	$63,022	$723,562
Intersegment revenues	--	28,535	28,535

Total	$660,540	$91,557	$752,097

Segment net income	$29,946	$2,736	$32,682

	Natural Gas Operations	Construction Services	Total
Twelve months ended June 30, 2005
Revenues from external customers	$1,394,543	$169,856	$1,564,399
Intersegment revenues	--	64,574	64,574

Total	$1,394,543	$234,430	$1,628,973

Segment net income	$45,432	$8,673	$54,105

Twelve months ended June 30, 2004
Revenues from external customers	$1,129,528	$136,247	$1,265,775
Intersegment revenues	--	58,189	58,189

Total	$1,129,528	$194,436	$1,323,964

Segment net income	$44,576	$5,173	$49,749

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2005

Note 3 – Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2005	2004	2005	2004	2005	2004
Net income (loss)	$(2,817)	$(8,362)	$30,012	$32,682	$54,105	$49,749
Additional minimum pension
liability adjustment, net of
$6.5 million tax benefit	--	--	--	--	(10,892)	--

Comprehensive income (loss)	$(2,817)	$(8,362)	$30,012	$32,682	$43,213	$49,749

The additional minimum pension liability adjustment noted above resulted from the measurement of pension obligations at December 31, 2004. Adjustments, if any, are only made at each annual measurement date.

Note 4 – Debt Instruments

In April 2005, the Company replaced its $250 million credit facility, scheduled to expire in May 2007, with a $300 million facility that expires in April 2010. Of the $300 million, $150 million will be available for working capital purposes and $150 million will be designated long-term debt. Interest rates for the facility are calculated at either the London Interbank Offering Rate plus an applicable margin, or the greater of the prime rate or one-half of one percent plus the Federal Funds rate. The applicable margin on the new credit facility is lower than the applicable margin of the previous facility. At June 30, 2005, $102 million of the facility was outstanding and is reflected as long-term debt.

In June 2005, a $50.1 million letter of credit, which supports the Clark County, Nevada $50 million Industrial Development Revenue Bonds ("IDRBs") Series 2003A, due 2038, was renewed for a five-year period expiring in June 2010.

In June 2005, a $55.3 million letter of credit, which supports the City of Big Bear $50 million tax-exempt Series A IDRBs, due 2028, was renewed for a five-year period expiring in June 2010.

Note 5 – Common Stock

During 2005, the Company issued approximately 1.5 million shares of common stock through its Equity Shelf Program, Dividend Reinvestment and Stock Purchase Plan ("DRSPP"), Employee Investment Plan, Management Incentive Plan, and Stock Incentive Plan. Of this activity, approximately 722,000 shares were issued in at-the-market offerings through the Equity Shelf Program (at an average price of $25.04 per share).

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2005

Note 6 – Asset Purchase

In April 2005, the Company purchased the natural gas distribution properties of Avista Corporation (“Avista”) in South Lake Tahoe, California, which included approximately 19,000 customers. The cash purchase price for the properties was $15.6 million and is subject to post-closing adjustments. The assets acquired and the liabilities assumed at the acquisition date were as follows (thousands of dollars):

Gas plant	$20,951
Less: accumulated depreciation	(13,158)

Net utility plant	7,793
Accounts receivable, net of allowances	2,092
Accrued utility revenue	1,182
Deferred purchased gas costs	1,551
Prepaids and other current assets	276
Deferred charges and other assets	4,700

Total assets acquired	17,594

Accounts payable	1,583
Customer deposits	169
Accrued general taxes	207
Accrued interest	2

Total liabilities assumed	1,961

Cash acquisition price	$15,633

Note 7 – Contingency

The Company maintains liability insurance for various risks associated with the operation of its natural gas pipelines and facilities. In connection with these liability insurance policies, the Company has been responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. For the policy year August 2004 to July 2005, the self-insured retention amount associated with general liability claims increased from $1 million per incident to $1 million per incident plus payment of the first $10 million in aggregate claims above $1 million in the policy year. During the second quarter of 2005, a leaking natural gas line was involved in a fire that injured an individual. The cause of the leak is under investigation. Information regarding the extent of the injuries has not been made available to the Company and no claims have been filed against the Company. If the injuries were severe and the Company was deemed fully or partially responsible, the Company could be exposed to the extent noted above and future results of operations would be impacted. However, no range of potential loss has been determined. None of the likely outcomes would materially affect the financial position of the Company.

Note 8 - Subsequent Events

In July 2005, the Company amended its Financing Agreement dated March 1, 2003 with Clark County, Nevada associated with $50 million in Series 2003B IDRBs. The Company has chosen to secure payment of the principal of the Series 2003B IDRBs using an insurance policy with Ambac Assurance Corporation. Previously, payment of the principal was secured with a letter of credit. The amendment was executed in connection with the use of insurance to secure payment in the remarketing of the Series 2003B IDRBs.

In July 2005, the Company registered 750,000 additional shares of common stock with the SEC for issuance under the Employees' Investment Plan.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2005

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The following discussion of Southwest Gas Corporation and subsidiaries (the “Company”) includes information related to regulated natural gas transmission and distribution activities and non-regulated activities.

The Company is composed of two business segments: natural gas operations (“Southwest” or the “natural gas operations” segment) and construction services. Southwest is engaged in the business of purchasing, transporting, and distributing natural gas in portions of Arizona, Nevada, and California. Southwest is the largest distributor in Arizona, selling and transporting natural gas in most of central and southern Arizona, including the Phoenix and Tucson metropolitan areas. Southwest is also the largest distributor and transporter of natural gas in Nevada, serving the Las Vegas metropolitan area and northern Nevada. In addition, Southwest distributes and transports natural gas in portions of California, including the Lake Tahoe area and the high desert and mountain areas in San Bernardino County.

Southwest purchases, transports, and distributes natural gas to approximately 1,663,000 residential, commercial, industrial, and other customers, of which 54 percent are located in Arizona, 36 percent are in Nevada, and 10 percent are in California. During the twelve months ended June 30, 2005, Southwest earned 53 percent of operating margin in Arizona, 37 percent in Nevada, and 10 percent in California. During this same period, Southwest earned 86 percent of operating margin from residential and small commercial customers, 5 percent from other sales customers, and 9 percent from transportation customers. These general patterns are expected to continue.

Northern Pipeline Construction Co. (“NPL” or the "construction services" segment), a wholly owned subsidiary, is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.

Results of Consolidated Operations

	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2005	2004	2005	2004	2005	2004
Contribution to net income (loss)
(Thousands of dollars)
Natural gas operations	$(5,362)	$(10,610)	$27,024	$29,946	$45,432	$44,576
Construction services	2,545	2,248	2,988	2,736	8,673	5,173

Net income (loss)	$(2,817)	$(8,362)	$30,012	$32,682	$54,105	$49,749

Basic earnings (loss) per share
Natural gas operations	$(0.14)	$(0.30)	$0.72	$0.87	$1.24	$1.30
Construction services	0.07	0.06	0.08	0.08	0.24	0.15

Consolidated	$(0.07)	$(0.24)	$0.80	$0.95	$1.48	$1.45

See separate discussions at Results of Natural Gas Operations and Results of Construction Services. Average shares outstanding increased by 3 million between the second quarter of 2005 and 2004, 2.8 million between the year-to-date periods, and 2.3 million in the current twelve-month period compared to the same period a year ago, primarily resulting from at-the-market offerings through the Equity Shelf Program and continuing issuances under the Company's various stock plans.

As reflected in the table above, the natural gas operations segment accounted for an average of 87 percent of twelve-month-to-date consolidated net income over the past two years. Accordingly, management’s main focus of discussion in this document is on that segment.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2005

Southwest’s operating revenues are recognized from the distribution and transportation of natural gas (and related services) billed to customers. An estimate of the amount of natural gas distributed, but not yet billed, to residential and commercial customers from the latest meter reading date to the end of the reporting period is also recognized in revenues.

Operating margin is the measure of utility revenues less the net cost of gas sold. Management uses operating margin as a main benchmark in comparing operating results from period to period. The principal factors affecting operating margin are general rate relief, weather/conservation, and customer growth. Weather is primarily a factor during the first and fourth quarters of the year.

Rates are intended to provide for recovery of all prudently incurred costs and provide a reasonable return on investment. The mix of fixed and variable components in rates assigned to various customer classes (rate design) can significantly impact the operating margin actually realized by Southwest. The Company currently has a rate case on file in Arizona seeking $70.8 million to cover increased costs and provide a reasonable return on plant investment. The filing also proposes a revised rate structure to reduce the amount of rate recovery subject to volumetric fluctuations. In July 2005, Southwest received testimony from the two primary intervening parties in the case: Arizona Corporation Commission ("ACC") Staff and the Residential Utility Consumer Office ("RUCO"). See the section on Rates and Regulatory Proceedings for a summary of the positions of these parties.

Rates charged to customers vary according to customer class and rate jurisdiction and are set by the individual state and federal regulatory commissions that govern Southwest’s service territories. Southwest makes periodic filings for rate adjustments as the costs of providing service (including the cost of natural gas purchased) change and as additional investments in new or replacement pipeline and related facilities are made. General rate relief in California and Nevada provided $15 million in incremental margin during the twelve months ended June 30, 2005. Of equal importance, improvements in rate design have mitigated the impacts of weather and conservation on margin volatility for nearly half of Southwest's business. See the section on Rates and Regulatory Proceedings for additional information.

Customer growth, excluding acquisitions, has averaged five percent in recent years. Southwest served 103,000 more customers (including approximately 19,000 customers associated with the purchase of the South Lake Tahoe properties of Avista Corporation (“Avista”) described below) in the second quarter of 2005 than in the second quarter of 2004. Incremental margin has accompanied this customer growth, but the costs associated with creating and maintaining the infrastructure needed to accommodate these customers also are increasing. The timing of including these costs in rates is often delayed (regulatory lag) and results in a reduction of current-period earnings. Management has attempted to mitigate the regulatory lag by being judicious in its staffing levels through the effective use of technology. However, growth, coupled with external factors, is causing operating expenses to increase. See Results of Natural Gas Operations for additional information.

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

In April 2005, the Company purchased the natural gas distribution properties of Avista in South Lake Tahoe, California, which included approximately 19,000 customers. The cash purchase price for the properties was $15.6 million and is subject to post-closing adjustments. See Capital Resources and Liquidity for further discussion.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2005

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended June 30,
	2005	2004
	(Thousands of dollars)
Gas operating revenues	$298,048	$226,756
Net cost of gas sold	167,025	111,114

Operating margin	131,023	115,642
Operations and maintenance expense	74,957	70,687
Depreciation and amortization	34,210	32,266
Taxes other than income taxes	10,075	9,589

Operating income	11,781	3,100
Other income (expense)	1,000	81
Net interest deductions	20,039	18,681
Net interest deductions on subordinated debentures	1,930	1,931

Income (loss) before income taxes	(9,188)	(17,431)
Income tax expense (benefit)	(3,826)	(6,821)

Contribution to consolidated net income (loss)	$(5,362)	$(10,610)

Contribution from natural gas operations improved $5.2 million in the second quarter of 2005 compared to the same period a year ago. The improvement was principally attributed to increased operating margin, partially offset by higher operating expenses and financing costs.

Operating margin increased approximately $15 million, or 13 percent, in the second quarter of 2005 compared to the second quarter of 2004. During the last twelve months, the Company added 84,000 customers, an increase of five percent. Another 19,000 customers were added in April 2005 with the acquisition of the South Lake Tahoe properties of Avista. Customer growth contributed an incremental $5 million in operating margin during the quarter. Incremental rate relief in Nevada and California added $4 million in margin compared to the prior-year quarter. Differences in heating demand caused by weather variations between quarters resulted in a $6 million increase in margin.

Operations and maintenance expense increased $4.3 million, or six percent, primarily due to the impact of general cost increases and incremental costs associated with providing service to a growing customer base. Additional factors include higher insurance premiums, employee-related expenses, compliance costs, and costs to develop energy efficient technology.

Depreciation expense and general taxes increased $2.4 million, or six percent, as a result of construction activities. Average gas plant in service increased $251 million, or eight percent, as compared to the second quarter of 2004. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities, the expansion of the system to accommodate continued customer growth, and the purchase of the South Lake Tahoe properties.

Net financing costs increased $1.4 million, or seven percent, between periods primarily due to an increase in average debt outstanding to help finance growth and higher rates on variable-rate debt.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2005

Six-Month Analysis

	Six Months Ended June 30,
	2005	2004
	(Thousands of dollars)
Gas operating revenues	$793,031	$660,540
Net cost of gas sold	470,952	347,712

Operating margin	322,079	312,828
Operations and maintenance expense	149,233	140,668
Depreciation and amortization	68,457	64,552
Taxes other than income taxes	20,389	19,498

Operating income	84,000	88,110
Other income (expense)	2,086	61
Net interest deductions	39,921	37,308
Net interest deductions on subordinated debentures	3,861	3,861

Income before income taxes	42,304	47,002
Income tax expense	15,280	17,056

Contribution to consolidated net income	$27,024	$29,946

Contribution from natural gas operations decreased $2.9 million in the first six months of 2005 compared to the same period a year ago. The decrease was principally attributed to higher operating expenses and financing costs, partially offset by improved, but lower than expected, operating margin.

Operating margin increased approximately $9 million, or three percent, in the first six months of 2005 compared to the first six months of 2004. During the current period, customer growth contributed an incremental $10 million in operating margin. Rate relief in Nevada and California added $5 million in margin. Differences in heating demand primarily caused by weather variations between periods resulted in a $6 million margin decrease as warmer-than-normal temperatures were experienced during both periods. During the current period, operating margin was negatively impacted by $12 million, while the negative impact in the prior-year period was $6 million.

Operations and maintenance expense increased $8.6 million, or six percent, principally due to the impact of general cost increases and incremental costs associated with providing service to a growing customer base. Additional factors include higher insurance premiums, employee-related expenses, compliance costs, and costs to develop energy efficient technology.

Depreciation expense and general taxes increased $4.8 million, or six percent, as a result of construction activities. Average gas plant in service increased $249 million, or eight percent, as compared to the first six months of 2004. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities, the expansion of the system to accommodate continued customer growth, and the purchase of the South Lake Tahoe properties.

Net financing costs increased $2.6 million, or six percent, between periods primarily due to an increase in average debt outstanding and higher rates on variable-rate debt.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2005

Twelve-Month Analysis

	Twelve Months Ended June 30,
	2005	2004
	(Thousands of dollars)
Gas operating revenues	$1,394,543	$1,129,528
Net cost of gas sold	769,006	543,705

Operating margin	625,537	585,823
Operations and maintenance expense	299,365	277,040
Depreciation and amortization	134,420	126,488
Taxes other than income taxes	38,560	36,953

Operating income	153,192	145,342
Other income (expense)	3,636	2,165
Net interest deductions	80,750	74,347
Net interest deductions on subordinated debentures	7,724	6,541
Preferred securities distributions	--	1,442

Income before income taxes	68,354	65,177
Income tax expense	22,922	20,601

Contribution to consolidated net income	$45,432	$44,576

Contribution to consolidated net income increased $856,000 in the current twelve-month period compared to the same period a year ago. The improvement in contribution was primarily caused by higher operating margin, mostly offset by increased operating expenses and financing costs.

Operating margin increased $40 million, or seven percent, between periods. Continuing customer growth contributed an incremental $21 million. Rate relief in California and Nevada added $15 million. Differences in heating demand caused by weather variations between periods and lower usage due to conservation and energy efficiencies resulted in a net $4 million margin increase. Warmer-than-normal temperatures were experienced during both periods. The unfavorable impacts of these factors were approximately $10 million in the current twelve-month period and $14 million in the prior period.

Operations and maintenance expense increased $22.3 million, or eight percent, between periods reflecting general increases in labor and maintenance costs and incremental operating costs associated with serving additional customers. Additional factors included increases in insurance premiums, employee-related expenses, and compliance costs.

Depreciation expense and general taxes increased $9.5 million, or six percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $245 million, or eight percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Net financing costs increased $6.1 million, or seven percent, primarily due to an increase in average debt outstanding to help finance growth and higher rates on variable-rate debt.

Income tax expense in the current period included a $1.6 million benefit arising from the completion of general rate cases and closure of federal tax year 2000, which was recognized in the third quarter of 2004. The prior period included $2 million of income tax benefits, recognized in the fourth quarter of 2003, associated with plant-related items.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2005

Results of Construction Services

For the three and six months ended June 30, 2005, construction revenues and construction expenses increased over 20 percent when compared to the corresponding periods in 2004. These increases reflect special bid projects and additional work in new areas. Net income for the three and six months ended June 30, 2005 increased $297,000 and $252,000, respectively, when compared to the corresponding periods in 2004. These increases were due to higher construction activity and gains on equipment sales. Contribution to net income for the twelve months ended June 30, 2005 increased $3.5 million, when compared to the same period ended June 30, 2004. The increase was primarily due to revenue growth, an improvement in the number of profitable bid jobs, an advantageous mix of work, and a favorable equipment resale market in the current period. The prior twelve-month period included the impact of an unfavorable settlement of a $1.3 million insurance claim (third quarter 2003).

Rates and Regulatory Proceedings

Arizona General Rate Case. In December 2004, Southwest filed a general rate application with the ACC for its Arizona rate jurisdiction. The application seeks authorization to increase operating revenues by $70.8 million. The request is a result of increases in fixed operating costs and investment in infrastructure to serve new customers, coupled with a rate structure that has hindered Southwest’s ability to earn the return authorized by the ACC. The Company is asking the ACC to approve a balancing account mechanism to decouple residential margin from sales volumes in order to mitigate margin volatility due to weather and other usage variations. Southwest is also seeking changes in residential rate design that will shift a greater portion of the recovery of its fixed operating costs away from cold weather consumption. The discovery phase of the rate case is in process and hearings are scheduled to be held in October 2005. In July 2005, Southwest received testimony from the two primary intervening parties in the case, the ACC Staff and RUCO. Both parties are separately advocating revenue increases which approximate two-thirds of the filed for amount, although their positions on a number of matters differ. In addition, neither party supports Southwest's proposed rate design changes or the balancing account mechanism, both of which Southwest deems critical components of its rate filing if greater margin stability (for both Southwest and its customers) is to be achieved. As a result, management expects to pursue successful resolution of the disputed positions including rate design and the balancing account issue through the hearing process. Management cannot predict the amount of rate relief or the rate design ultimately granted. An order is expected by the first quarter of 2006. The last general rate increase received in Arizona was November 2001.

California General Rate Case. In November 2004, Southwest made its annual attrition filing, which was approved by the California Public Utilities Commission ("CPUC") effective January 2005. The combined effect of the filing, which also adjusted various other balancing account surcharges, was an increase in annual margin of $2.8 million in southern California and $600,000 in northern California. An annual attrition filing will be made in the fourth quarter of 2005 for 2006. As a result of the Company’s acquisition of Avista's natural gas distribution properties in South Lake Tahoe, California (see Capital Resources and Liquidity section for further discussion), the CPUC agreed to extend the general rate case cycle for two additional years, which will include annual attrition adjustments through 2008 (excluding the acquired properties). Accordingly, the Company expects to file a general rate case in the fourth quarter of 2007 for rates to be effective in January 2009.

Nevada Weather Normalization Filing. In March 2005, Southwest filed an application requesting the Public Utilities Commission of Nevada ("PUCN") to approve a weather normalization adjustment provision in advance of the Company's next general rate case. This filing requested that winter season billing volumes for weather sensitive customers be adjusted to reflect consumption variations that can be attributed to departures from normal weather. In the second quarter of 2005, the PUCN opened an investigation/rulemaking docket to address the issue of weather normalization. Southwest cannot predict whether this mechanism will be approved outside of a general rate case.

FERC Jurisdiction. In January 2005, Paiute (an interstate pipeline subsidiary of Southwest Gas) filed a general rate case with the Federal Energy Regulatory Commission (“FERC”). The application seeks authorization to increase annual revenues by $1.7 million. The filing was a result of a FERC order issued in December 2004, whereby the Company entered into settlement agreements related to the purchase of a previously leased liquefied natural gas ("LNG") peaking facility. New storage and transportation rates were implemented in March and August 2005, respectively (subject to

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2005

refund until a final FERC decision is received). Settlement proceedings, and hearings if necessary, are scheduled for the fourth quarter of 2005. The last general rate increase received by Paiute was in January 1997.

PGA Filings

All of Southwest's state regulatory commissions have regulations that permit the Company to track and recover its actual costs of purchased gas. Deferred energy provisions and purchased gas adjustment clauses are collectively referred to as "PGA" clauses. PGA filings are subject to audit by state regulatory commission staffs. PGA rate changes impact cash flows but have no direct impact on profit margin. As of June 30, 2005 and December 31, 2004, Southwest had the following outstanding PGA balances receivable (millions of dollars):

	June 30, 2005	December 31, 2004
Arizona	$26.6	$15.3
Northern Nevada	2.6	13.1
Southern Nevada	23.8	41.9
California	5.2	11.8

	$58.2	$82.1

California Gas Cost Incentive Mechanism. As part of the CPUC's decision in the Company's last general rate case, Southwest was encouraged to propose a Gas Cost Incentive Mechanism ("GCIM"). A GCIM is designed to provide greater incentive to reduce gas costs than exists under traditional regulation, encourage reasonable risk taking, and reduce administrative burden.

In November 2004, the Company filed for a GCIM using attributes similar to those used by other California utilities. The plan provides for savings or penalties for gas cost incurred as compared to a predetermined range surrounding an established benchmark. Any savings or penalties outside the range, neither of which are expected to be significant, would then be shared on an annual basis by ratepayers and shareholders based upon an authorized percentage. The CPUC approved the GCIM, as proposed, which became effective in May 2005.

Nevada Deferred Energy Adjustment Filing. In May 2005, the Company made an annual filing for its southern and northern Nevada rate jurisdictions, pursuant to temporary regulations adopted by the PUCN during the same month. These regulations replaced the PGA provisions in the Company’s Nevada Gas Tariff. This filing was required to be made using both historical and projected gas costs. The historical gas cost calculation resulted in a proposed increase in southern Nevada of $11.3 million, or three percent, and no significant proposed change in northern Nevada. Using projected costs, a proposed increase of $54 million, or 14 percent, was calculated for southern Nevada, and a $14 million, or 12 percent, increase for northern Nevada. Hearings are scheduled for September 2005 with an expected effective date of November 2005.

The temporary regulations above will be affected by another purchased gas related proceeding, prompted by Nevada Senate Bill No. 238. Senate Bill No. 238, effective in October 2005, provides for quarterly gas cost adjustments, calculated on a twelve-month rolling average. These adjustments will be made effective immediately upon filing each quarter, but are subject to an annual prudence review and audit of the natural gas costs incurred. The Company anticipates filing its first quarterly adjustment in early 2006.

El Paso Filing. In June 2005, El Paso Natural Gas Company ("El Paso") filed a general rate case application with the FERC. (Southwest is dependent upon El Paso for the transportation of natural gas for virtually all of its Arizona service territories and part of its southern Nevada service territories.) As part of its application, which is the first since the conversion of full requirements customers like Southwest to contract demand services, El Paso proposed various tariff changes along with new service offerings. It is estimated that the impact of the proposed rate increase will be an annual increase in gas transportation costs to Southwest of as much as $44 million. The new rates will become effective January 2006, subject to refund. It is anticipated that any additional costs to Southwest resulting from El Paso’s filing will be collected from customers through the PGA mechanism.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2005

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

Southwest continues to experience significant customer growth. This growth has required significant capital outlays for new transmission and distribution plant, to keep up with consumer demand. During the twelve-month period ended June 30, 2005, construction expenditures for the natural gas operations segment were $242 million (excluding the $22 million LNG facility purchase in December 2004 and the South Lake Tahoe acquisition in April 2005). Approximately 77 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest (net of dividends) provided $180 million of the required capital resources pertaining to these construction expenditures. The remainder was provided from external financing activities.

Asset Purchase

In April 2005, the Company purchased the natural gas distribution properties of Avista in South Lake Tahoe, California, which included approximately 19,000 customers. The cash purchase price for the properties was $15.6 million and is subject to post-closing adjustments. The properties were integrated into the northern Nevada operations of Southwest, which include contiguous gas properties in the Lake Tahoe Basin. Southwest assumed the rates in effect at the time of closing the purchase. The purchase price was financed using existing credit facilities.

2005 Construction Expenditures and Financing

Southwest estimates construction expenditures during the three-year period ending December 31, 2007 will be approximately $700 million. Of this amount, approximately $270 million are expected to be incurred in 2005. During the three-year period, cash flow from operating activities (net of dividends) is estimated to fund approximately 80 percent of the gas operations’ total construction expenditures, assuming timely recovery of currently deferred PGA balances. The Company expects to raise $75 million to $100 million from its various common stock programs. The remaining cash requirements are expected to be provided by other external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest service areas, and earnings. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

During the first six months of 2005, approximately 722,000 shares of common stock were issued in at-the-market offerings through the Equity Shelf Program with gross proceeds of $18.1 million, agent commissions of $181,000, and net proceeds of $17.9 million. Second quarter 2005 activity was 613,000 shares, gross proceeds of $15.4 million, agent commissions of $154,000, and net proceeds of $15.2 million.

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

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2005

gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At June 30, 2005, the combined balances in PGA accounts totaled an under-collection of $58.2 million versus an under-collection of $82.1 million at December 31, 2004. See PGA Filings section for more information on recent regulatory filings. Southwest utilizes short-term borrowings to temporarily finance under-collected PGA balances.

In April 2005, the Company replaced its $250 million credit facility, scheduled to expire in May 2007, with a $300 million facility that expires in April 2010. Of the $300 million, $150 million will be available for working capital purposes and $150 million will be designated long-term debt. Interest rates for the facility are calculated at either the London Interbank Offering Rate plus an applicable margin, or the greater of the prime rate or one-half of one percent plus the Federal Funds rate. The applicable margin on the new credit facility is lower than the applicable margin of the previous facility. At June 30, 2005, no borrowings were outstanding on the short-term portion of the credit facility.

The following table sets forth the ratios of earnings to fixed charges for the Company (because of the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis):

	For the Twelve Months Ended
	June 30, 2005	December 31, 2004
Ratio of earnings to fixed charges	1.86	1.93

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), preferred securities distributions, and amortized debt costs.

Insurance Coverage

The Company maintains liability insurance for various risks associated with the operation of its natural gas pipelines and facilities. In connection with these liability insurance policies, the Company has been responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. For the policy year August 2004 to July 2005, the self-insured retention amount associated with general liability claims increased from $1 million per incident to $1 million per incident plus payment of the first $10 million in aggregate claims above $1 million in the policy year. During the second quarter of 2005, a leaking natural gas line was involved in a fire that injured an individual. The cause of the leak is under investigation. Information regarding the extent of the injuries has not been made available to the Company and no claims have been filed against the Company. If the injuries were severe and the Company was deemed fully or partially responsible, the Company could be exposed to the extent noted above and future results of operations would be impacted. However, no range of potential loss has been determined. None of the likely outcomes would materially affect the financial position of the Company.

For the policy year August 2005 to July 2006, the Company entered into insurance contracts that limit the Company’s self-insured retention to $1 million per incident plus payment of the first $5 million in aggregate claims above $1 million.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2005

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

In May 2005, The FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of the standard is not expected to have a material impact on the financial position or results of operations of the Company.

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

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2005

instruments or that may be settled by the issuance of those equity instruments. This statement eliminates the alternative to use APB No. 25 and the intrinsic value method of accounting. SFAS No. 123 (revised 2004) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The provisions of the statement are effective (as amended by the SEC) for the Company beginning January 2006. In 2006, compensation expense will increase due to the adoption of SFAS No. 123 (revised 2004) since no compensation expense is currently recorded for the Company's Stock Incentive Plan. For more information regarding the effect the original SFAS No. 123 would have had on historical results of operations, see Note 1-Summary of Significant Accounting Policies, Stock-Based Compensation.

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

June 30, 2005

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

Based on the most recent evaluation, as of June 30, 2005, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

NPL, the Company's construction subsidiary, converted several automated functions (accounts payable, accounts receivable, fixed assets and general ledger) to a new application during the first quarter of 2005, resulting in a material change in internal controls. Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the applications, and manual closing process were properly designed to prevent material financial statement errors. The evaluation of the operating effectiveness of related key controls will be completed in the third quarter. There have been no changes in the Company’s internal controls over financial reporting during the second quarter of 2005 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2005

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is named as a defendant in various legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that none of this litigation individually or in the aggregate will have a material adverse impact on the Company’s financial position or results of operations. See Note 7 –Contingency for potential future liability issues.

ITEMS 2-3.	None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on May 5, 2005 with the holders of approximately 33 million of the Company’s common shares represented in person or by proxy. Matters voted upon and the results of the voting were as follows:

(1)

Cumulative voting became effective for all shareholders when the intent to cumulatively vote shares was announced at the Annual Meeting of Shareholders. Each shareholder/proxy was entitled to give one nominee for director a number of votes equal to the number of directors to be elected (in this case 12) multiplied by the number of votes to which the shareholder’s shares were normally entitled. A shareholder/proxy could distribute their votes on the same principle among as many of the nominees for director as the shareholder/proxy desired. Withholding votes or voting against a nominee had no legal effect. The 12 nominees that received the highest allocation of affirmative votes were elected as indicated below.

Name	Votes For	Elected
George C. Biehl	32,300,071	Yes
Thomas E. Chestnut	32,300,071	Yes
Manuel J. Cortez	32,300,071	Yes
Richard M. Gardner	32,300,071	Yes
LeRoy C. Hanneman, Jr.	32,300,071	Yes
Thomas Y. Hartley	32,300,071	Yes
James J. Kropid	32,300,071	Yes
Michael O. Maffie	32,300,071	Yes
Michael J. Melarkey	30,960,000	Yes
Jeffrey W. Shaw	32,300,071	Yes
Carolyn M. Sparks	32,300,071	Yes
Terrence L. Wright	32,300,071	Yes
Salvatore J. Zizza	55,176	No

(2)

The proposal to ratify the selection of PricewaterhouseCoopers LLP as independent accountants for the Company was approved. Shareholders voted 32,984,629 shares in favor, 230,029 against with 187,636 abstentions.

ITEM 5.	None.

ITEM 6.	EXHIBITS

The following documents are filed as part of this report on Form 10-Q:

Exhibit 10.1-Revolving Credit Agreement.
Exhibit 10.2-Amendment to Financing Agreement.
Exhibit 12.1-Computation of Ratios of Earnings to Fixed Charges.
Exhibit 31.1-Section 302 Certifications.
Exhibit 32.1-Section 906 Certifications.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: August 9, 2005

/s/ Roy R. Centrella
Roy R. Centrella
Vice President/Controller and Chief Accounting Officer

