Form 10-Q
period 2005-09-30
SOUTHWEST GAS CORP
filed 2005-11-08
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $1 Par Value, 39,124,126 shares as of November 1, 2005.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	SEPTEMBER 30, 2005	DECEMBER 31, 2004
ASSETS
Utility plant:
Gas plant	$3,451,372	$3,287,591
Less: accumulated depreciation	(1,073,660)	(985,919)
Acquisition adjustments, net	2,218	2,353
Construction work in progress	52,146	31,967

Net utility plant	2,432,076	2,335,992

Other property and investments	113,274	99,879

Current assets:
Cash and cash equivalents	16,932	13,641
Accounts receivable, net of allowances	107,431	176,090
Accrued utility revenue	31,500	68,200
Deferred purchased gas costs	60,480	82,076
Prepaids and other current assets	81,687	91,986

Total current assets	298,030	431,993

Deferred charges and other assets	78,173	70,252

Total assets	$2,921,553	$2,938,116

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 45,000,000 shares; issued
and outstanding - 39,027,923 and 36,794,343 shares)	$40,658	$38,424
Additional paid-in capital	620,231	566,646
Accumulated other comprehensive income (loss), net	(10,892)	(10,892)
Retained earnings	101,412	111,498

Total equity	751,409	705,676
Subordinated debentures due to Southwest Gas Capital II	100,000	100,000
Long-term debt, less current maturities	1,149,190	1,162,936

Total capitalization	2,000,599	1,968,612

Current liabilities:
Current maturities of long-term debt	81,031	29,821
Short-term debt	29,000	100,000
Accounts payable	97,571	165,872
Customer deposits	55,717	50,194
Accrued general taxes	43,023	38,189
Accrued interest	18,942	22,425
Deferred income taxes	11,285	26,676
Other current liabilities	53,739	49,854

Total current liabilities	390,308	483,031

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	288,514	281,743
Taxes payable	14,503	3,965
Accumulated removal costs	99,000	84,000
Other deferred credits	128,629	116,765

Total deferred income taxes and other credits	530,646	486,473

Total capitalization and liabilities	$2,921,553	$2,938,116

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2005

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		TWELVE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004	2005	2004
Operating revenues:
Gas operating revenues	$239,318	$206,459	$1,032,349	$866,999	$1,427,402	$1,168,160
Construction revenues	73,960	58,008	184,939	149,565	250,382	200,109

Total operating revenues	313,278	264,467	1,217,288	1,016,564	1,677,784	1,368,269

Operating expenses:
Net cost of gas sold	128,745	102,978	599,697	450,690	794,773	574,285
Operations and maintenance	77,445	74,289	226,678	214,957	302,521	285,317
Depreciation and amortization	39,387	36,725	116,449	108,867	153,600	144,123
Taxes other than income taxes	9,888	9,528	30,277	29,026	38,920	37,406
Construction expenses	63,272	49,964	161,862	130,285	218,617	175,112

Total operating expenses	318,737	273,484	1,134,963	933,825	1,508,431	1,216,243

Operating income (loss)	(5,459)	(9,017)	82,325	82,739	169,353	152,026

Other income and (expenses):
Net interest deductions	(20,602)	(20,079)	(60,880)	(57,622)	(82,040)	(76,019)
Net interest deductions on subordinated debentures	(1,931)	(1,930)	(5,792)	(5,791)	(7,725)	(7,721)
Other income (deductions)	1,038	2,076	4,694	3,252	5,193	4,922

Total other income and (expenses)	(21,495)	(19,933)	(61,978)	(60,161)	(84,572)	(78,818)

Income (loss) before income taxes	(26,954)	(28,950)	20,347	22,578	84,781	73,208
Income tax expense (benefit)	(10,510)	(12,597)	6,779	6,249	30,767	22,405

Net income (loss)	$(16,444)	$(16,353)	$13,568	$16,329	$54,014	$50,803

Basic earnings (loss) per share	$(0.43)	$(0.46)	$0.36	$0.47	$1.44	$1.47

Diluted earnings (loss) per share	$(0.43)	$(0.46)	$0.36	$0.47	$1.43	$1.45

Dividends paid per share	$0.205	$0.205	$0.615	$0.615	$0.82	$0.82

Average number of common shares outstanding	38,528	35,412	37,780	34,857	37,392	34,661
Average shares outstanding (assuming dilution)	--	--	38,101	35,116	37,722	34,942

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2005

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,		TWELVE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$13,568	$16,329	$54,014	$50,803
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	116,449	108,867	153,600	144,123
Deferred income taxes	(8,620)	8,263	21,118	36,102
Changes in current assets and liabilities:
Accounts receivable, net of allowances	70,434	39,477	(18,350)	(14,052)
Accrued utility revenue	37,882	37,000	(618)	(1,700)
Deferred purchased gas costs	23,070	(45,273)	(4,582)	(76,966)
Accounts payable	(69,884)	(42,734)	28,608	13,044
Accrued taxes	15,165	3,074	15,118	13,670
Other current assets and liabilities	15,533	(3,749)	(6,124)	(2,142)
Other	(4,609)	(4,880)	1,321	(6,154)

Net cash provided by operating activities	208,988	116,374	244,105	156,728

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(200,260)	(195,360)	(307,588)	(272,132)
Other	(3,185)	3,336	(415)	(18,564)

Net cash used in investing activities	(203,445)	(192,024)	(308,003)	(290,696)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	55,819	36,633	77,873	44,248
Dividends paid	(23,196)	(21,420)	(30,612)	(28,407)
Issuance of subordinated debentures, net	--	--	--	(81)
Issuance of long-term debt, net	65,803	72,759	140,179	71,548
Retirement of long-term debt, net	(29,678)	(5,326)	(107,789)	(7,763)
Temporary changes in long-term debt	--	--	--	19,814
Change in short-term debt	(71,000)	(14,000)	(9,000)	38,000

Net cash provided by (used in) financing activities	(2,252)	68,646	70,651	137,359

Change in cash and cash equivalents	3,291	(7,004)	6,753	3,391
Cash at beginning of period	13,641	17,183	10,179	6,788

Cash at end of period	$16,932	$10,179	$16,932	$10,179

Supplemental information:
Interest paid, net of amounts capitalized	$67,340	$60,497	$87,276	$79,598
Income taxes paid (received), net	3,491	179	(9,328)	(25,598)

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2005

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

Basis of Presentation. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2004 Annual Report to Shareholders, which is incorporated by reference into the 2004 Form 10-K, and the first and second quarter 2005 Form 10-Qs.

Intercompany Transactions. NPL recognizes revenues generated from contracts with Southwest (see Note 2 below). Accounts receivable for these services were $10.3 million at September 30, 2005 and $8.3 million at December 31, 2004. The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, “Accounting for the Effects of Certain Types of Regulation.”

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” SFAS No. 153 is an amendment of Accounting Principles Board Opinion (“APB”) No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 addresses the accounting for exchanges of similar productive assets and eliminates the exception to the fair-value principle for such exchanges, which previously had been accounted for based on the book value of the asset surrendered with no gain recognition. Under SFAS No. 153, using certain criteria, the gain would be recognized currently and not deferred. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted this standard on July 1, 2005. The adoption did not have a material impact on the financial position or results of operations of the Company.

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

September 30, 2005

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

Upon adoption of SFAS No. 143 in January 2003, Southwest concluded it could not reasonably estimate its conditional asset retirement obligation. At the time of adoption, Southwest determined that it had limited legal obligations related to retirement costs for portions of its system that are subject to limited-duration easements and rights-of-way agreements. However, Southwest has traditionally been able to renew its easements and rights-of-way without having to retire, abandon, or remove facilities, and anticipates no serious difficulties in obtaining future renewals. In addition, certain franchises and provisions of federal and state statutes for abandonment of facilities impose removal obligations under certain circumstances. Southwest has the intent and the ability to operate such facilities indefinitely. As a result, the probability and the length of time until settlement of the asset retirement obligation is unknown. The Company will adopt the provisions of FIN 47 on December 31, 2005. Management is evaluating the criteria under FIN 47 to determine what, if any, impact the new standard may have on the financial position or results of operations of the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123 (revised 2004) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised 2004) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement eliminates the alternative to use APB No. 25 and the intrinsic value method of accounting. SFAS No. 123 (revised 2004) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The provisions of the statement (as amended by the SEC) are effective for the Company beginning January 2006. In 2006, compensation expense will increase due to the adoption of SFAS No. 123 (revised 2004) since no compensation expense is currently recorded for the Company's Stock Incentive Plan. The table below illustrates the effect SFAS No. 123 would have had on historical net income and earnings per share.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2005

Stock-Based Compensation. The Company has two stock-based compensation plans, which are described more fully in Note 9 - Employee Benefits in the 2004 Annual Report to Shareholders. These plans are currently accounted for in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, "Accounting for Stock-Based Compensation" to its stock-based employee compensation (thousands of dollars, except per share amounts):

	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2005	2004	2005	2004	2005	2004
Net income (loss), as reported	$(16,444)	$(16,353)	$13,568	$16,329	$54,014	$50,803
Add:
Stock-based employee
compensation expense included
in reported net income (loss),
net of related tax benefits	431	365	1,331	1,253	1,903	2,337
Deduct:
Total stock-based employee
compensation expense
determined under fair value
based method for all awards,
net of related tax benefits	(546)	(445)	(1,632)	(1,651)	(1,939)	(2,849)

Pro forma net income (loss)	$(16,559)	$(16,433)	$13,267	$15,931	$53,978	$50,291

Earnings (loss) per share:
Basic - as reported	$(0.43)	$(0.46)	$0.36	$0.47	$1.44	$1.47
Basic - pro forma	(0.43)	(0.46)	0.35	0.46	1.44	1.45

Diluted - as reported	(0.43)	(0.46)	0.36	0.47	1.43	1.45
Diluted - pro forma	(0.43)	(0.46)	0.35	0.45	1.43	1.44

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2005

Components of Net Periodic Benefit Cost. Southwest has a noncontributory qualified retirement plan with defined benefits covering substantially all employees. Southwest also provides postretirement benefits other than pensions ("PBOP") to its qualified retirees for health care, dental, and life insurance benefits.

Components of Net Periodic Benefit Cost

	Qualified Retirement Plan
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2005	2004	2005	2004	2005	2004
Service cost	$3,947	$3,448	$11,841	$10,343	$15,288	$13,409
Interest cost	6,332	5,915	18,996	17,745	24,910	23,055
Expected return on plan assets	(7,388)	(7,017)	(22,164)	(21,051)	(29,180)	(27,854)
Amortization of prior service costs	(3)	13	(9)	40	5	55
Amortization of unrecognized
transition obligation	--	--	--	--	--	198
Amortization of net (gain) loss	613	--	1,839	--	1,839	--

Net periodic benefit cost	$3,501	$2,359	$10,503	$7,077	$12,862	$8,863

	PBOP
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2005	2004	2005	2004	2005	2004
Service cost	$209	$181	$627	$542	$807	$710
Interest cost	529	545	1,587	1,636	2,131	2,160
Expected return on plan assets	(419)	(357)	(1,257)	(1,071)	(1,612)	(1,372)
Amortization of prior service costs	--	--	--	--	--	--
Amortization of unrecognized
transition obligation	217	217	651	651	867	867
Amortization of net (gain) loss	34	53	102	159	156	224

Net periodic benefit cost	$570	$639	$1,710	$1,917	$2,349	$2,589

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2005

Note 2 – Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas Operations	Construction Services	Total
Three months ended September 30, 2005
Revenues from external customers	$239,318	$53,538	$292,856
Intersegment revenues	--	20,422	20,422

Total	$239,318	$73,960	$313,278

Segment net income (loss)	$(20,023)	$3,579	$(16,444)

Three months ended September 30, 2004
Revenues from external customers	$206,459	$43,423	$249,882
Intersegment revenues	--	14,585	14,585

Total	$206,459	$58,008	$264,467

Segment net income (loss)	$(18,954)	$2,601	$(16,353)

	Natural Gas Operations	Construction Services	Total
Nine months ended September 30, 2005
Revenues from external customers	$1,032,349	$133,024	$1,165,373
Intersegment revenues	--	51,915	51,915

Total	$1,032,349	$184,939	$1,217,288

Segment net income	$7,001	$6,567	$13,568

Nine months ended September 30, 2004
Revenues from external customers	$866,999	$106,445	$973,444
Intersegment revenues	--	43,120	43,120

Total	$866,999	$149,565	$1,016,564

Segment net income	$10,992	$5,337	$16,329

	Natural Gas Operations	Construction Services	Total
Twelve months ended September 30, 2005
Revenues from external customers	$1,427,402	$179,971	$1,607,373
Intersegment revenues	--	70,411	70,411

Total	$1,427,402	$250,382	$1,677,784

Segment net income	$44,363	$9,651	$54,014

Twelve months ended September 30, 2004
Revenues from external customers	$1,168,160	$140,696	$1,308,856
Intersegment revenues	--	59,413	59,413

Total	$1,168,160	$200,109	$1,368,269

Segment net income	$44,212	$6,591	$50,803

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2005

Note 3 – Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2005	2004	2005	2004	2005	2004
Net income (loss)	$(16,444)	$(16,353)	$13,568	$16,329	$54,014	$50,803
Additional minimum pension
liability adjustment, net of
$6.5 million tax benefit	--	--	--	--	(10,892)	--

Comprehensive income (loss)	$(16,444)	$(16,353)	$13,568	$16,329	$43,122	$50,803

The additional minimum pension liability adjustment noted above resulted from the measurement of pension obligations at December 31, 2004. Adjustments, if any, are only made at each annual measurement date.

Note 4 – Debt Instruments

In April 2005, the Company replaced its $250 million credit facility, scheduled to expire in May 2007, with a $300 million facility that expires in April 2010. Of the $300 million, $150 million will be available for working capital purposes and $150 million will be designated long-term debt. Interest rates for the facility are calculated at either the London Interbank Offering Rate plus an applicable margin, or the greater of the prime rate or one-half of one percent plus the Federal Funds rate. The applicable margin on the new credit facility is lower than the applicable margin of the previous facility. At September 30, 2005, $150 million and $29 million were outstanding on the long-term and short-term portions of the credit facility, respectively.

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

Note 5 – Common Stock

During the nine months ended September 30, 2005, the Company issued approximately 2.2 million shares of common stock through its Equity Shelf Program, Dividend Reinvestment and Stock Purchase Plan ("DRSPP"), Employees’ Investment Plan, Management Incentive Plan, and Stock Incentive Plan. Of this activity, approximately 1 million shares were issued in at-the-market offerings through the Equity Shelf Program (at an average price of $25.53 per share). As of September 30, 2005, the $60 million Equity Shelf Program is fully issued.

In July 2005, the Company registered 750,000 additional shares of common stock with the SEC for issuance under the Employees' Investment Plan.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2005

Note 6 – Asset Purchase

In April 2005, the Company purchased the natural gas distribution properties of Avista Corporation (“Avista”) in South Lake Tahoe, California, which included approximately 19,000 customers. The cash purchase price for the properties was $15.2 million, net of post-closing adjustments. The assets acquired and the liabilities assumed at the acquisition date were as follows (thousands of dollars):

Gas plant	$20,951
Less: accumulated depreciation	(13,158)

Net utility plant	7,793
Accounts receivable, net of allowances	1,775
Accrued utility revenue	1,182
Deferred purchased gas costs	1,474
Prepaids and other current assets	276
Deferred charges and other assets	4,670

Total assets acquired	17,170

Accounts payable	1,583
Customer deposits	169
Accrued general taxes	207
Accrued interest	2

Total liabilities assumed	1,961

Cash acquisition price	$15,209

Note 7 – Contingency

The Company maintains liability insurance for various risks associated with the operation of its natural gas pipelines and facilities. In connection with these liability insurance policies, the Company has been responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. For the policy year August 2004 to July 2005, the self-insured retention amount associated with general liability claims increased from $1 million per incident to $1 million per incident plus payment of the first $10 million in aggregate claims above $1 million in the policy year. In May 2005, a leaking natural gas line was involved in a fire that injured an individual. The injuries are severe and life threatening. The cause of the leak is under investigation. Claims are expected to be filed against the Company. If the Company was deemed fully or partially responsible, the Company estimates its exposure could be from $1 million to $11 million (the maximum noted above) depending on a number of factors currently under investigation. Accordingly, the Company has recorded a $1 million liability related to this incident. Future results of operations would be impacted to the extent that the Company was deemed responsible for amounts in excess of $1 million. However, the Company believes that the range of possible losses would not materially affect the financial position of the Company.

Note 8 – Subsequent Event

In October 2005, the Company issued $100 million in Clark County, Nevada, 4.85% Series 2005A IDRBs. The IDRBs were issued at a discount of 0.75% and are due October 2035. The proceeds from the IDRBs will be used by Southwest to expand and upgrade facilities in Clark County, Nevada.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2005

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

Southwest purchases, transports, and distributes natural gas to approximately 1,677,000 residential, commercial, industrial, and other customers, of which 54 percent are located in Arizona, 36 percent are in Nevada, and 10 percent are in California. During the twelve months ended September 30, 2005, Southwest earned 53 percent of operating margin in Arizona, 37 percent in Nevada, and 10 percent in California. During this same period, Southwest earned 86 percent of operating margin from residential and small commercial customers, 5 percent from other sales customers, and 9 percent from transportation customers. These general patterns are expected to continue.

Northern Pipeline Construction Co. (“NPL” or the "construction services" segment), a wholly owned subsidiary, is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.

Results of Consolidated Operations

	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2005	2004	2005	2004	2005	2004
Contribution to net income (loss)
(Thousands of dollars)
Natural gas operations	$(20,023)	$(18,954)	$7,001	$10,992	$44,363	$44,212
Construction services	3,579	2,601	6,567	5,337	9,651	6,591

Net income (loss)	$(16,444)	$(16,353)	$13,568	$16,329	$54,014	$50,803

Basic earnings (loss) per share
Natural gas operations	$(0.52)	$(0.53)	$0.19	$0.32	$1.18	$1.28
Construction services	0.09	0.07	0.17	0.15	0.26	0.19

Consolidated	$(0.43)	$(0.46)	$0.36	$0.47	$1.44	$1.47

See separate discussions at Results of Natural Gas Operations and Results of Construction Services. Average shares outstanding increased by 3.1 million between the third quarter of 2005 and 2004, 2.9 million between the year-to-date periods, and 2.7 million in the current twelve-month period compared to the same period a year ago, primarily resulting from at-the-market offerings through the Equity Shelf Program and continuing issuances under the Company's various stock plans. The Equity Shelf Program was fully issued as of September 30, 2005.

As reflected in the table above, the natural gas operations segment accounted for an average of 85 percent of twelve-month-to-date consolidated net income over the past two years. Accordingly, management’s main focus of discussion in this document is on that segment.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2005

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

Rates are intended to provide for recovery of all prudently incurred costs and provide a reasonable return on investment. The mix of fixed and variable components in rates assigned to various customer classes (rate design) can significantly impact the operating margin actually realized by Southwest. The Company currently has a rate case on file in Arizona seeking $70.8 million to cover increased costs and provide a reasonable return on plant investment. The filing also proposes a revised rate structure to reduce the amount of rate recovery subject to volumetric fluctuations. Hearings were held in October 2005. See the section on Rates and Regulatory Proceedings for additional information.

Rates charged to customers vary according to customer class and rate jurisdiction and are set by the individual state and federal regulatory commissions that govern Southwest’s service territories. Southwest makes periodic filings for rate adjustments as the costs of providing service (including the cost of natural gas purchased) change and as additional investments in new or replacement pipeline and related facilities are made. General rate relief in California and Nevada provided $15 million in incremental operating margin during the twelve months ended September 30, 2005. Of equal importance, improvements in rate design have mitigated the impacts of weather and conservation on margin volatility for nearly half of Southwest's business. See the section on Rates and Regulatory Proceedings for additional information.

Customer growth, excluding acquisitions, has averaged five percent in recent years. Southwest served 98,000 more customers (including approximately 19,000 customers associated with the purchase of the South Lake Tahoe natural gas distribution properties of Avista Corporation (“Avista”) described below) in the third quarter of 2005 than in the third quarter of 2004. Incremental margin has accompanied this customer growth, but the costs associated with creating and maintaining the infrastructure needed to accommodate these customers also are increasing. The timing of including these costs in rates is often delayed (regulatory lag) and results in a reduction of current-period earnings. Management has attempted to mitigate the regulatory lag by being judicious in its staffing levels through the effective use of technology. However, growth, coupled with external factors, is causing operating expenses to increase. See Results of Natural Gas Operations for additional information.

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

In April 2005, the Company purchased the natural gas distribution properties of Avista in South Lake Tahoe, California, which included approximately 19,000 customers. The cash purchase price for the properties was $15.2 million, net of post-closing adjustments. See Capital Resources and Liquidity for further discussion.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2005

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended September 30,
	2005	2004
	(Thousands of dollars)
Gas operating revenues	$239,318	$206,459
Net cost of gas sold	128,745	102,978

Operating margin	110,573	103,481
Operations and maintenance expense	77,445	74,289
Depreciation and amortization	34,611	32,844
Taxes other than income taxes	9,888	9,528

Operating income (loss)	(11,371)	(13,180)
Other income (expense)	767	1,566
Net interest deductions	20,323	19,814
Net interest deductions on subordinated debentures	1,931	1,930

Income (loss) before income taxes	(32,858)	(33,358)
Income tax expense (benefit)	(12,835)	(14,404)

Contribution to consolidated net income (loss)	$(20,023)	$(18,954)

Contribution from natural gas operations decreased $1.1 million in the third quarter of 2005 compared to the same period a year ago. A $1.6 million nonrecurring income tax benefit recognized in the third quarter of 2004 was the primary reason for the change between quarters.

Operating margin increased approximately $7 million, or seven percent, in the third quarter of 2005 compared to the third quarter of 2004. During the last twelve months, the Company added 79,000 customers (excluding 19,000 customers associated with the acquisition of the South Lake Tahoe service territory of Avista Corporation), an increase of five percent. Customer growth contributed an incremental $4 million in operating margin during the quarter. Incremental rate relief in Nevada and California added $3 million in margin compared to the prior year.

Operations and maintenance expense increased $3.2 million, or four percent, primarily due to the impact of general cost increases and incremental costs associated with providing service to a growing customer base.

Depreciation expense and general taxes increased $2.1 million, or five percent, as a result of construction activities. Average gas plant in service increased $253 million, or eight percent, as compared to the third quarter of 2004. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities, the expansion of the system to accommodate continued customer growth, and the purchase of the South Lake Tahoe properties.

Income taxes in the prior-year quarter included a $1.6 million benefit which resulted from completion of general rate cases and the closure of federal tax year 2000.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2005

Nine-Month Analysis

	Nine Months Ended September 30,
	2005	2004
	(Thousands of dollars)
Gas operating revenues	$1,032,349	$866,999
Net cost of gas sold	599,697	450,690

Operating margin	432,652	416,309
Operations and maintenance expense	226,678	214,957
Depreciation and amortization	103,068	97,396
Taxes other than income taxes	30,277	29,026

Operating income	72,629	74,930
Other income (expense)	2,853	1,627
Net interest deductions	60,244	57,122
Net interest deductions on subordinated debentures	5,792	5,791

Income before income taxes	9,446	13,644
Income tax expense	2,445	2,652

Contribution to consolidated net income	$7,001	$10,992

Contribution to consolidated net income from natural gas operations decreased $4 million in the first nine months of 2005 compared to the same period a year ago. The decrease was principally attributed to higher operating expenses and financing costs, partially offset by improved, but lower than expected, operating margin.

Operating margin increased approximately $16 million, or four percent, in the first nine months of 2005 compared to the first nine months of 2004. During the current period, customer growth contributed an incremental $14 million in operating margin. Rate relief in Nevada and California added $8 million in margin. Differences in heating demand primarily caused by weather variations between periods resulted in a $6 million margin decrease as warmer-than-normal temperatures were experienced during both periods. During the current period, operating margin was negatively impacted by $12 million, while the negative impact in the prior-year period was $6 million.

Operations and maintenance expense increased $11.7 million, or five percent, principally due to the impact of general cost increases and incremental costs associated with providing service to a growing customer base. Additional factors include higher insurance premiums, uncollectible expenses, employee-related expenses, and compliance costs.

Other income rose $1.2 million between periods. The current period includes a $636,000 increase in interest income primarily associated with the unrecovered balance of deferred purchased gas costs.

Depreciation expense and general taxes increased $6.9 million, or five percent, as a result of construction activities. Average gas plant in service increased $250 million, or eight percent, as compared to the first nine months of 2004. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities, the expansion of the system to accommodate continued customer growth, and the purchase of the South Lake Tahoe properties.

Net financing costs increased $3.1 million, or five percent, between periods primarily due to an increase in average debt outstanding and higher rates on variable-rate debt.

Income tax expense in the prior period included a $1.6 million benefit which resulted from completion of general rate cases and the closure of federal tax year 2000.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2005

Twelve-Month Analysis

	Twelve Months Ended September 30,
	2005	2004
	(Thousands of dollars)
Gas operating revenues	$1,427,402	$1,168,160
Net cost of gas sold	794,773	574,285

Operating margin	632,629	593,875
Operations and maintenance expense	302,521	285,317
Depreciation and amortization	136,187	128,815
Taxes other than income taxes	38,920	37,406

Operating income	155,001	142,337
Other income (expense)	2,837	3,073
Net interest deductions	81,259	75,382
Net interest deductions on subordinated debentures	7,725	7,721

Income before income taxes	68,854	62,307
Income tax expense	24,491	18,095

Contribution to consolidated net income	$44,363	$44,212

Contribution to consolidated net income from natural gas operations increased $151,000 in the current twelve-month period compared to the same period a year ago. The improvement in contribution was primarily caused by higher operating margin, partially offset by increased operating expenses and financing costs. Prior-period results included $3.6 million of nonrecurring income tax benefits.

Operating margin increased approximately $39 million, or seven percent, between periods. Continuing customer growth contributed an incremental $20 million. Rate relief in California and Nevada added $15 million. Differences in heating demand caused by weather variations between periods, net of lower usage due to conservation and energy efficiencies, resulted in a net $4 million margin increase. Warmer-than-normal temperatures were experienced during both periods. The unfavorable impacts of these factors were approximately $10 million in the current twelve-month period and $14 million in the prior period.

Operations and maintenance expense increased $17.2 million, or six percent, between periods reflecting general increases in operations and maintenance costs and incremental operating costs associated with serving additional customers. Additional factors included increases in insurance premiums, uncollectible expenses, employee-related expenses, and compliance costs.

Depreciation expense and general taxes increased $8.9 million, or five percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $247 million, or eight percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Net financing costs increased $5.9 million, or seven percent, primarily due to an increase in average debt outstanding to help finance growth and higher rates on variable-rate debt.

Income tax expense in the prior period included a $1.6 million benefit, recognized in the third quarter of 2004, which resulted from completion of general rate cases and the closure of federal tax year 2000. In addition, the prior period also included $2 million of income tax benefits, recognized in the fourth quarter of 2003, associated with plant-related items.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2005

Results of Construction Services

For the three, nine and twelve months ended September 30, 2005, construction revenues and construction expenses increased 27, 24, and 25 percent, respectively, when compared to the corresponding periods in 2004. These increases reflect a greater amount of work in several of NPL’s operating areas. Contribution to consolidated net income for the three, nine, and twelve months ended September 30, 2005 increased $978,000, $1.2, and $3.1 million, respectively, when compared to the corresponding periods in 2004. These increases were primarily due to revenue growth, an improvement in the number of profitable bid jobs, an advantageous mix of work, and a favorable equipment resale market in the current period.

Rates and Regulatory Proceedings

Arizona General Rate Case. In December 2004, Southwest filed a general rate application with the Arizona Corporation Commission (“ACC”) for its Arizona rate jurisdiction. The application seeks authorization to increase operating revenues by $70.8 million. The request is a result of increases in fixed operating costs and investment in infrastructure to serve new customers, coupled with a rate structure that has hindered Southwest’s ability to earn the return authorized by the ACC. The Company is asking the ACC to approve a balancing account mechanism to decouple residential margin from sales volumes in order to mitigate margin volatility due to weather and other usage variations. Southwest is also seeking changes in residential rate design that will shift a greater portion of the recovery of its fixed operating costs away from cold weather consumption. In July 2005, the two primary intervening parties in the case, the ACC Staff and the Residential Utility Consumer Office, filed testimony in the case. Both parties are separately advocating revenue increases which approximate two-thirds of the filed for amount, although their positions on a number of matters differ. In addition, neither party supports all of Southwest's proposed rate design changes or the balancing account mechanism, both of which Southwest deems critical components of its rate filing if greater margin stability (for both Southwest and its customers) is to be achieved. The hearing process was completed in October 2005, with an order expected in the first quarter of 2006. Management cannot predict the amount of rate relief or the rate design ultimately granted. The last general rate increase received in Arizona was November 2001.

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

Nevada Weather Normalization Adjustment Provision. In March 2005, Southwest filed an application requesting the Public Utilities Commission of Nevada ("PUCN") to approve a weather normalization adjustment provision in advance of the Company's next general rate case. This filing requested that winter season billing volumes for weather sensitive customers be adjusted to reflect consumption variations that can be attributed to departures from normal weather. In the second quarter of 2005, the PUCN opened an investigation/rulemaking docket to address the issue of weather normalization. Southwest expects the PUCN to issue guidelines in the fourth quarter of 2005 regarding the methodology to be used in any future mechanisms. Southwest would then file under these guidelines in its next general rate filing.

FERC Jurisdiction. In January 2005, Paiute (an interstate pipeline subsidiary of Southwest Gas) filed a general rate case with the Federal Energy Regulatory Commission (“FERC”). The application seeks authorization to increase annual revenues by $1.7 million. The filing was a result of a FERC order issued in December 2004, whereby the Company entered into settlement agreements related to the purchase of a previously leased liquefied natural gas ("LNG") peaking facility. New storage and transportation rates were implemented in March and August 2005, respectively (subject to refund until a final FERC decision is received). In October 2005, Paiute filed an Offer of Settlement with the FERC,

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2005

which, if approved, would resolve all rate case related issues. Final FERC action is not expected until the first quarter of 2006. The last general rate increase received by Paiute was in January 1997.

PGA Filings

All of Southwest's state regulatory commissions have regulations that permit the Company to track and recover its actual costs of purchased gas. Deferred energy provisions and purchased gas adjustment clauses are collectively referred to as "PGA" clauses. PGA filings are subject to audit by state regulatory commission staffs. PGA rate changes impact cash flows but have no direct impact on profit margin. As of September 30, 2005 and December 31, 2004, Southwest had the following outstanding PGA balances receivable (millions of dollars):

	September 30, 2005	December 31, 2004
Arizona	$30.5	$15.3
Northern Nevada	3.8	13.1
Southern Nevada	22.1	41.9
California	4.1	11.8

	$60.5	$82.1

California Gas Cost Incentive Mechanism. As part of the CPUC's decision in the Company's last general rate case, Southwest was encouraged to propose a Gas Cost Incentive Mechanism ("GCIM"). A GCIM is designed to provide greater incentive to reduce gas costs than exists under traditional regulation, encourage reasonable risk taking, and reduce administrative burden.

In November 2004, the Company filed for a GCIM using attributes similar to those used by other California utilities. The plan provides for savings or penalties for gas cost incurred as compared to a predetermined range surrounding an established benchmark. Any savings or penalties outside the range, neither of which are expected to be significant, would then be shared on an annual basis by ratepayers and shareholders based upon an authorized percentage. The CPUC approved the GCIM, as proposed, effective May 2005.

Nevada Deferred Energy Adjustment Filing. In May 2005, the Company made an annual filing for its southern and northern Nevada rate jurisdictions, pursuant to temporary regulations adopted by the PUCN during the same month. These regulations replaced the PGA provisions in the Company’s Nevada Gas Tariff. The PUCN issued an order in October 2005 approving a $62.3 million annual increase in southern Nevada and a $16 million annual increase in northern Nevada effective November 2005. The increases are based on projected gas costs and will amortize the current under-collected Nevada PGA balances.

The temporary regulations above will be affected by another purchased gas related proceeding, prompted by Nevada Senate Bill No. 238. Senate Bill No. 238, which became effective in October 2005, provides for quarterly gas cost adjustments, calculated on a twelve-month rolling average. These adjustments will be made effective immediately upon filing each quarter, but are subject to an annual prudence review and audit of the natural gas costs incurred. The Company anticipates filing its first quarterly adjustment in mid- 2006.

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

September 30, 2005

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

Southwest continues to experience significant customer growth. This growth has required significant capital outlays for new transmission and distribution plant, to keep up with consumer demand. During the twelve-month period ended September 30, 2005, construction expenditures for the natural gas operations segment were $253 million (excluding the $22 million LNG facility purchase in December 2004 and the South Lake Tahoe acquisition in April 2005). Approximately 78 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest (net of dividends) provided $191 million of the required capital resources pertaining to these construction expenditures. The remainder was provided from external financing activities. Over the next twelve months, operating cash flows may be negatively impacted by a build up in PGA balances due to higher gas prices expected this winter. See the Liquidity section below.

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

During the first nine months of 2005, approximately 1 million shares of common stock were issued in at-the-market offerings through the Equity Shelf Program with gross proceeds of $25.9 million, agent commissions of $258,000, and net proceeds of $25.6 million. Third quarter 2005 activity was 291,000 shares, gross proceeds of $7.8 million, agent commissions of $78,000, and net proceeds of $7.7 million. The Equity Shelf Program was fully issued as of September 30, 2005.

In October 2005, the Company issued $100 million in Clark County, Nevada, 4.85% Series 2005A IDRBs. The IDRBs were issued at a discount of 0.75% and are due October 2035. The proceeds from the IDRBs will be used by Southwest to expand and upgrade facilities in Clark County, Nevada.

Asset Purchase

In April 2005, the Company purchased the natural gas distribution properties of Avista in South Lake Tahoe, California, which included approximately 19,000 customers. The cash purchase price for the properties was $15.2 million, net of post-closing adjustments. The properties were integrated into the northern Nevada operations of Southwest, which include contiguous gas properties in the Lake Tahoe Basin. Southwest assumed the rates in effect at the time of closing the purchase. The purchase price was financed using existing credit facilities.

Liquidity

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash to meet its cash requirements. Several general factors that could significantly affect capital resources and liquidity in future years include inflation, growth in the

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2005

economy, changes in income tax laws, changes in the ratemaking policies of regulatory commissions, interest rates, the variability of natural gas prices, and the level of Company earnings.

The price of natural gas has increased steadily over the past several years. Since December 2004, prices have increased to record levels, particularly following the occurrences of Hurricanes Katrina and Rita during the third quarter of 2005 which caused supply interruptions and damaged natural gas production facilities in the U.S. Gulf of Mexico. Increased demand from recently constructed natural gas-fueled electric generating plants has also affected the price of natural gas. Prices are generally expected to remain high through 2006.

Southwest periodically enters into fixed-price term contracts to mitigate price volatility. About half of Southwest’s normal weather supply needs for the upcoming 2005/2006 heating season were secured using short duration contracts (generally less than one year) which were put in place in 2004 and 2005 at lower prices than those currently available. Fixed-price contracts currently in place for the 2005/2006 heating season range in price from approximately $5 to $9 per dekatherm. Natural gas purchases not covered by fixed-price contracts are made under variable-price contracts with firm quantities and on the spot market. Prices for these supplies are currently higher than those in the Company’s fixed-price contracts. Southwest continues to pursue all available sources to maintain the balance between price, flexibility, reliability and protection from short term market volatility in the supply of natural gas purchased for its customers.

The rate schedules in Southwest's service territories contain PGA clauses which permit adjustments to rates as the cost of purchased gas changes. The PGA mechanism allows Southwest to change the gas cost component of the rates charged to its customers to reflect increases or decreases in the price expected to be paid to its suppliers and companies providing interstate pipeline transportation service. On an interim basis, Southwest generally defers over or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At September 30, 2005, the combined balances in PGA accounts totaled an under-collection of $60.5 million versus an under-collection of $82.1 million at December 31, 2004. See PGA Filings section for more information on recent regulatory filings. Southwest utilizes short-term borrowings to temporarily finance under-collected PGA balances. Based on current and forecasted gas prices, Southwest expects its PGA balances to increase during the winter season as average purchase prices will likely exceed recovery rates. If PGA balances continue to increase, Southwest may have to obtain additional short-term borrowing capacity during the second half of 2006. Management does not anticipate any difficulty obtaining such capacity.

In April 2005, the Company replaced its $250 million credit facility, scheduled to expire in May 2007, with a $300 million facility that expires in April 2010. Of the $300 million, $150 million is available for working capital purposes and $150 million is designated long-term debt. Interest rates for the facility are calculated at either the London Interbank Offering Rate plus an applicable margin, or the greater of the prime rate or one-half of one percent plus the Federal Funds rate. The applicable margin on the new credit facility is lower than the applicable margin of the previous facility. At September 30, 2005, $150 million and $29 million were outstanding on the long-term and short-term portions of the credit facility, respectively.

The following table sets forth the ratios of earnings to fixed charges for the Company (because of the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis):

	For the Twelve Months Ended
	September 30, 2005	December 31, 2004
Ratio of earnings to fixed charges	1.87	1.93

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), preferred securities distributions, and amortized debt costs.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2005

Insurance Coverage

The Company maintains liability insurance for various risks associated with the operation of its natural gas pipelines and facilities. In connection with these liability insurance policies, the Company has been responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. For the policy year August 2004 to July 2005, the self-insured retention amount associated with general liability claims increased from $1 million per incident to $1 million per incident plus payment of the first $10 million in aggregate claims above $1 million in the policy year. In May 2005, a leaking natural gas line was involved in a fire that injured an individual. The injuries are severe and life threatening. The cause of the leak is under investigation. Claims are expected to be filed against the Company. If the Company was deemed fully or partially responsible, the Company estimates its exposure could be from $1 million to $11 million (the maximum noted above) depending on a number of factors currently under investigation. Accordingly, the Company has recorded a $1 million liability related to this incident. Future results of operations would be impacted to the extent that the Company was deemed responsible for amounts in excess of $1 million. However, the Company believes that the range of possible losses would not materially affect the financial position of the Company.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” SFAS No. 153 is an amendment of Accounting Principles Board Opinion (“APB”) No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 addresses the accounting for exchanges of similar productive assets and eliminates the exception to the fair-value principle for such exchanges, which previously had been accounted for based on the book value of the asset surrendered with no gain recognition. Under SFAS No. 153, using certain criteria, the gain would be recognized currently and not deferred. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted the standard on July 1, 2005. The adoption did not have a material impact on the financial position or results of operations of the Company.

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

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2005

estimated. FIN 47 is designed to clarify when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

Upon adoption of SFAS No. 143 in January 2003, Southwest concluded it could not reasonably estimate its conditional asset retirement obligation. At the time of adoption, Southwest determined that it had limited legal obligations related to retirement costs for portions of its system that are subject to limited-duration easements and rights-of-way agreements. However, Southwest has traditionally been able to renew its easements and rights-of-way without having to retire, abandon, or remove facilities, and anticipates no serious difficulties in obtaining future renewals. In addition, certain franchises and provisions of federal and state statutes for abandonment of facilities impose removal obligations under certain conditions. Southwest has the intent and the ability to operate such facilities indefinitely. As a result, the probability and length of time until settlement of the asset retirement obligation is unknown. The Company will adopt the provisions of FIN 47 on December 31, 2005. Management is evaluating the criteria under FIN 47 to determine what, if any, impact the new standard may have on the financial position or results of operations of the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123 (revised 2004) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised 2004) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement eliminates the alternative to use APB No. 25 and the intrinsic value method of accounting. SFAS No. 123 (revised 2004) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The provisions of the statement (as amended by the SEC) are effective for the Company beginning January 2006. In 2006, compensation expense will increase due to the adoption of SFAS No. 123 (revised 2004) since no compensation expense is currently recorded for the Company's Stock Incentive Plan. For more information regarding the effect the original SFAS No. 123 would have had on historical results of operations, see Note 1-Summary of Significant Accounting Policies, Stock-Based Compensation.

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

A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, the impact of weather variations on customer usage, customer growth rates, changes in natural gas prices, our ability to recover costs through our PGA mechanism, the effects of regulation/deregulation, the timing and amount of rate relief, changes in rate design, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, changes in construction expenditures and financing, renewal of franchises, easements and rights-of-way, changes in operations and maintenance expenses, effects of accounting changes, future liability claims, changes in pipeline capacity for the transportation of gas and related costs, acquisitions and management’s plans related thereto, competition and our ability to raise capital in external financings or through our DRSPP. In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing, operations and maintenance expenses will continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1. Business-Company Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2005

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

Based on the most recent evaluation, as of September 30, 2005, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

NPL, the Company's construction subsidiary, converted several automated functions (accounts payable, accounts receivable, fixed assets and general ledger) to a new application during the first quarter of 2005, resulting in a material change in internal controls. Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the applications, and manual closing process were properly designed to prevent material financial statement errors. The evaluation of the operating effectiveness of related key controls was completed in the third quarter of 2005. There have been no other changes in the Company’s internal controls over financial reporting during the third quarter of 2005 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2005

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

ITEMS 2-5.	None.

ITEM 6.	EXHIBITS

     The following documents are filed as part of this report on Form 10-Q:

Exhibit 4.1	-	Indenture for $100 million Clark County IDRBs.
Exhibit 10.1	-	Financing Agreement between the Company and Clark County, Nevada, dated as of October 1, 2005.
Exhibit 10.2	-	Significant Terms of Employment and Change in Control Agreements by Individual Officer and Director Group.
Exhibit 12.1	-	Computation of Ratios of Earnings to Fixed Charges.
Exhibit 31.1	-	Section 302 Certifications.
Exhibit 32.1	-	Section 906 Certifications.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: November 8, 2005

/s/ Roy R. Centrella
Roy R. Centrella
Vice President/Controller and Chief Accounting Officer

