Form 10-K
period 2005-12-31
SOUTHWEST GAS CORP
filed 2006-03-10
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant:

$976,113,313 as of June 30, 2005

The number of shares outstanding of common stock:

Common Stock, $1 Par Value, 39,557,464 shares as of March 1, 2006

DOCUMENTS INCORPORATED BY REFERENCE

Description	Part Into Which Incorporated
Annual Report to Shareholders for the Year Ended December 31, 2005	Parts I, II, and IV
2006 Proxy Statement	Part III

PART I

Item 1. BUSINESS

Southwest Gas Corporation (the “Company”) was incorporated in March 1931 under the laws of the state of California. The Company is composed of two business segments: natural gas operations (“Southwest” or the “natural gas operations” segment) and construction services.

Southwest is engaged in the business of purchasing, transporting, and distributing natural gas in portions of Arizona, Nevada, and California. Southwest is the largest distributor of natural gas in Arizona, selling and transporting natural gas in most of central and southern Arizona, including the Phoenix and Tucson metropolitan areas. Southwest is also the largest distributor and transporter of natural gas in Nevada, serving the Las Vegas metropolitan area and northern Nevada. In addition, Southwest distributes and transports natural gas in portions of California, including the Lake Tahoe area and the high desert and mountain areas in San Bernardino County.

Northern Pipeline Construction Co. (“NPL” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.

Financial information concerning the Company’s business segments is included in Note 11 of the Notes to Consolidated Financial Statements, which is included in the 2005 Annual Report to Shareholders and is incorporated herein by reference.

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

As of December 31, 2005, Southwest purchased, transported, and distributed natural gas to 1,713,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. There were 100,000 customers added to the system during 2005 (including 19,000 customers associated with the purchase of the South Lake Tahoe natural gas distribution properties of Avista Corporation (“Avista”) in April 2005).

The table below lists the percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

	Distribution
For the Year Ended	Residential and Small Commercial	Other Sales Customers	Transportation
December 31, 2005	86%	5%	9%
December 31, 2004	86%	5%	9%
December 31, 2003	84%	6%	10%

Southwest is not dependent on any one or a few customers such that the loss of any one or several would have a significant adverse impact on earnings or cash flows.

Transportation of customer-secured gas to end-users accounted for 51 percent of total system throughput in 2005. Customers who utilized this service transported 127 million dekatherms in 2005, 126 million dekatherms in 2004, and 134 million dekatherms in 2003. Although these volumes were significant, these customers provide a much smaller proportionate share of operating margin.

The demand for natural gas is seasonal. Variability in weather from normal temperatures can materially impact results of operations. It is the opinion of management that comparisons of earnings for interim periods do not reliably reflect overall trends and changes in operations. Also, earnings for interim periods can be significantly affected by the timing of general rate relief.

Rates and Regulation

Rates that Southwest is authorized to charge its distribution system customers are determined by the ACC, PUCN, and CPUC in general rate cases and are derived using rate base, cost of service, and cost of capital experienced in an historical test year, as adjusted in Arizona and Nevada, and projected for a future test year in California. The FERC regulates the northern Nevada transmission and liquefied natural gas (“LNG”) storage facilities of Paiute Pipeline Company (“Paiute”), a wholly owned subsidiary, and the rates it charges for transportation of gas directly to certain end-users and to various local distribution companies (“LDCs”). The LDCs transporting on the Paiute system are: Sierra Pacific Power Company (serving Reno and Sparks, Nevada) and Southwest Gas Corporation (serving Truckee, South Lake Tahoe and North Lake Tahoe, California and various locations throughout northern Nevada). In April 2005, Southwest purchased the Avista natural gas distribution properties in South Lake Tahoe. Prior to this acquisition, Avista also was an LDC transporting on the Paiute system.

Rates charged to customers vary according to customer class and rate jurisdiction and are set at levels that are intended to allow for the recovery of all prudently incurred costs, including a return on rate base sufficient to pay interest on debt, preferred securities distributions, and a reasonable return on common equity. Rate base consists generally of the original cost of utility plant in service, plus certain other assets such as working capital and inventories, less accumulated depreciation on utility plant in service, net deferred income tax liabilities, and certain other deductions. Rate schedules in Southwest’s service territories, with the exception of Nevada, contain purchased gas adjustment (“PGA”) clauses, which allow Southwest to file for rate adjustments as the cost of purchased gas changes. In Nevada, effective November 2005, Southwest began operating under the deferred energy regulations as established by the Nevada Administrative Code, which governs the recovery of energy costs in the state. These provisions result in little difference in the method used to account for or report purchased gas costs, including the ability of the Company to defer over or under-collections of gas costs to balancing accounts. Previously, the Nevada Administrative Code required at least an annual filing to adjust for changes in purchased gas costs. Nevada Senate Bill No. 238, effective October 2005, provides for quarterly gas cost adjustments, calculated on a twelve-month rolling average. These adjustments will be made effective immediately upon filing each quarter, but are subject to an annual prudence review and audit of the natural gas costs incurred. The Company anticipates filing its first quarterly adjustment in mid-2006. Deferred energy and purchased gas adjustment (collectively “PGA”) rate changes affect cash flows but have no direct impact on profit margin. Filings to change rates in accordance with PGA clauses are subject to audit by the appropriate state regulatory commission staff. Information with respect to recent general rate cases and PGA and deferred energy filings is included in the Rates and Regulatory Proceedings section of Management’s Discussion and Analysis (“MD&A”) in the 2005 Annual Report to Shareholders.

The table below lists the docketed general rate filings last initiated and the status of such filing within each ratemaking area:

Ratemaking Area	Type of Filing	Month Filed	Month Final Rates Effective

Arizona	General rate case	December 2004	March 2006

California:
Northern and Southern	General rate case	February 2002	May 2003
Northern and Southern	Annual attrition	October 2005	Pending

Nevada:
Northern and Southern	General rate case	March 2004	September 2004

FERC:
Paiute	General rate case	January 2005	August 2005

Demand for Natural Gas

Deliveries of natural gas by Southwest are made under a priority system established by state regulatory commissions. The priority system is intended to ensure that the gas requirements of higher-priority customers, primarily residential customers and other customers who use 500 therms or less of gas per day, are fully satisfied on a daily basis before lower-priority customers, primarily electric utility and large industrial customers able to use alternative fuels, are provided any quantity of gas or capacity.

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

The primary objective of Southwest in acquiring gas supply is to ensure that adequate supplies of natural gas are available from reliable sources at the best cost. Gas is acquired from a wide variety of sources and a mix of purchase provisions, including spot market purchases and firm supplies with a variety of terms. During 2005, Southwest acquired gas supplies from 53 suppliers. Southwest constantly monitors the number of suppliers, their quality and their relative contribution to the overall customer supply portfolio. New suppliers are contracted whenever possible, and solicitations for supplies are extended to the largest possible list of suppliers. Competitive pricing, flexibility in meeting Southwest requirements, and aggressive participation by suppliers who have demonstrated reliability of service are key to their inclusion in the annual portfolio mix. The goal of this practice is to mitigate the risk of nonperformance by any one supplier and insure competitive prices for customer supplies.

Balancing reliable supply assurances with the associated costs results in a continually changing mix of purchase provisions within the supply portfolios. To address the unique requirements of its various market areas, Southwest assembles and administers a separate natural gas supply portfolio for each of its jurisdictional areas. Firm and spot market natural gas purchases are made in a competitive bid environment. Southwest has experienced price volatility over the past five years, as the weighted average delivered cost of natural gas has ranged from a low of 38 cents per therm in 2002 to a high of 71 cents per therm in 2005. During 2005, prices increased to record levels, particularly following the occurrences of Hurricanes Katrina and Rita during the third quarter, which caused supply interruptions and damaged natural gas production facilities in the U.S. Gulf of Mexico. Increased demand from recently constructed natural gas-fueled electric generating plants has also affected the price of natural gas. Prices are generally expected to remain high through 2006. To mitigate customer exposure to market price volatility, Southwest continues to purchase a significant percentage of its forecasted annual normal weather requirements under firm, fixed-price arrangements that are secured periodically throughout the year. About half of Southwest’s normal weather supply needs for the 2005/2006 heating season were secured using short duration contracts (generally less than one year) which were put in place in 2004 and 2005 at fixed prices ranging from $5 to $9 per dekatherm. Natural gas purchases not covered by fixed-price contracts are made under variable-price contracts with firm quantities and on the spot market. At the end of 2005, prices for these supplies were generally higher than those in the Company’s existing fixed-price contracts.

The firm, fixed-price arrangements are structured such that a stated volume of gas is required to be scheduled by Southwest and delivered by the supplier. If the gas is not needed by Southwest or cannot be procured by the supplier, the contract provides for fixed or market-based penalties to be paid by the non-performing party.

In managing its gas supply portfolios, Southwest uses the fixed-price arrangements noted above, but does not currently utilize other stand-alone derivative financial instruments for speculative purposes or for hedging. A hedging program utilizing stand-alone derivative instruments to mitigate price volatility is planned starting in 2006. The costs of such derivative financial instruments would be pursued as part of the PGA mechanisms upon approval by Southwest’s regulatory commissions for recovery from customers in each jurisdiction. None of the Company’s long-term financial instruments or other contracts are derivatives that are marked to market or contain embedded derivatives with significant mark-to-market value.

Storage availability can influence the average annual price of gas, as storage allows a company to purchase natural gas in larger quantities during the off-peak season and store it for use in high demand periods when prices may be greater or supplies/capacity tighter. Southwest currently has no storage availability in its Arizona or southern Nevada rate jurisdictions. Limited storage availability exists in southern and northern California and northern Nevada. A contract with Southern California Gas Company is intended for delivery only within Southwest’s southern California rate jurisdiction. In addition, a contract with Paiute for its LNG facility allows for peaking capability only in northern Nevada and northern California. Gas is purchased for injection during the off-peak period for use in the high demand months, but is limited in its impact on the overall price.

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

Southwest arranges for transportation of gas to its Arizona, Nevada, and California service territories through the pipeline systems of El Paso Natural Gas Company (“El Paso”), Kern River Gas Transmission Company (“Kern River”), Transwestern Pipeline Company (“Transwestern”), Northwest Pipeline Corporation, Tuscarora Gas Pipeline Company (“Tuscarora”), Southern California Gas Company, and Paiute. Supply and pipeline capacity availability on both short- and long-term bases is continually monitored by Southwest to ensure the reliability of service to its customers. Southwest currently receives firm transportation service, both on a short- and long-term basis, for all of its service territories on the pipeline systems noted above and also has interruptible contracts in place that allow additional capacity to be acquired should an unforeseen need arise.

Southwest is dependent upon the El Paso pipeline system for the transportation of gas to virtually all of its Arizona service territories and a portion of its southern Nevada service territory. During 2005, Southwest entered into negotiations with alternative transportation service providers to evaluate capacity options for its southern Nevada service territory. After evaluating several proposals, Transwestern was chosen to replace the capacity previously provided by El Paso for southern Nevada, effective September 2006. The new five-year contract with Transwestern will extend capacity during winter months and provide greater flexibility in meeting monthly requirements. Rates under the new contract are not expected to differ significantly from those currently paid.

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

Unlike residential and small commercial customers, certain large commercial, industrial, and electric generation customers have the capability to switch to alternative energy sources. To date, Southwest has been successful in retaining most of these customers by setting rates at levels competitive with alternative energy sources such as electricity, fuel oils, and coal. However, high natural gas prices may impact Southwest’s ability to retain some of these customers. Overall, management does not anticipate any material adverse impact on operating margin from fuel switching.

Southwest competes with interstate transmission pipeline companies, such as El Paso, Kern River, and Tuscarora, to provide service to certain large end-users. End-use customers located in proximity to these interstate pipelines pose a potential bypass threat. Southwest attempts to closely monitor each customer situation and provide competitive service in order to retain the customer. Southwest has remained competitive through the use of negotiated transportation contract rates, special long-term contracts with electric generation and cogeneration customers, and other tariff programs. These competitive response initiatives have mitigated the loss of margin earned from large customers.

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

Employees

At December 31, 2005, the natural gas operations segment had 2,590 regular full-time equivalent employees. In March 2005, non-exempt employees in the Central Arizona Division of the Company voted to no longer be represented by any labor organization. On March 21, 2005, the Company received notification that the United States of America National Labor Relations Board had certified the voting results. As a result, none of the employees in the Company’s natural gas operations segment are now represented by a union. Southwest believes it has a good relationship with its employees and that compensation, benefits, and working conditions afforded its employees are comparable to those generally found in the utility industry.

CONSTRUCTION SERVICES

NPL is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems. NPL contracts primarily with LDCs to install, repair, and maintain energy distribution systems from the town border station to the end-user. The primary focus of business operations is main and service replacement as well as new business installations. Construction work varies from relatively small projects to the piping of entire communities. Construction activity is seasonal in most areas. Peak construction periods are the summer and fall months in colder climate areas, such as the midwest. In the warmer climate areas, such as the southwestern United States, construction continues year round. Construction activity is also cyclical and can be significantly impacted by changes in general and local economic conditions, including interest rates, employment levels, job growth and local and federal tax rates.

NPL business activities are often concentrated in utility service territories where existing energy lines are scheduled for replacement. An LDC will typically contract with NPL to provide pipe replacement services and new line installations. Contract terms generally specify unit-price or fixed-price arrangements. Unit-price contracts establish prices for all of the various services to be performed during the contract period. These contracts often have annual pricing reviews. During 2005, approximately 92 percent of revenue was earned under unit-price contracts. As of December 31, 2005, no significant backlog existed with respect to outstanding construction contracts.

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

Competition within the industry has traditionally been limited to several regional competitors in what has been a largely fragmented industry. Several national competitors also exist within the industry. NPL currently operates in approximately 16 major markets nationwide. Its customers are the primary LDCs in those markets. During 2005, NPL served 46 major customers, with Southwest accounting for approximately 28 percent of NPL revenues. With the exception of two other customers that in total accounted for approximately 25 percent of revenue, no other customer had a relatively significant contribution to NPL revenues.

Employment fluctuates between seasonal construction periods, which are normally heaviest in the summer and fall months. At December 31, 2005, NPL had 2,350 regular full-time equivalent employees. Employment peaked in November 2005 when there were 2,489 employees. Most employees are represented by unions and are covered by collective bargaining agreements, which is typical of the utility construction industry.

Operations are conducted from 17 field locations with corporate headquarters located in Phoenix, Arizona. Buildings are normally leased from third parties. The lease terms are typically five years or less. Field location facilities consist of a small building for repairs and land to store equipment.

NPL is not directly affected by regulations promulgated by the ACC, PUCN, CPUC, or FERC in its construction services. NPL is an unregulated construction subsidiary of Southwest Gas Corporation. However, because NPL performs work for the regulated natural gas segment of the Company, its construction costs are subject indirectly to “prudency reviews” just as any other capital work that is performed by third parties or directly by Southwest. However, such “prudency reviews” would not bring NPL under the regulatory jurisdiction of any of the commissions noted above.

Item 1A. RISK FACTORS

Although the Company is not able to predict all factors that may affect future results, described below and in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of this report, are some of the risk factors identified by the Company that may have a negative impact on our future financial performance or affect whether we achieve the goals or expectations expressed or implied in any forward-looking statements contained herein. Unless indicated otherwise, references below to “we,” “us” and “our” should be read to refer to Southwest Gas Corporation and its subsidiaries.

Our liquidity, and in certain circumstances our earnings, may be reduced during periods in which natural gas prices are rising significantly or are more volatile.

Increases in the cost of natural gas may arise from a variety of factors, including weather, changes in demand, the level of production and availability of natural gas, transportation constraints, transportation capacity cost increases, federal and state energy and environmental regulation and legislation, the degree of market liquidity, natural disasters, wars and other catastrophic events, national and worldwide economic and political conditions, the price and availability of alternative fuels, and the success of our strategies in managing price risk.

Rate schedules in each of our service territories contain purchased gas adjustment clauses which permit us to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. We have used short-term borrowings in the past to temporarily finance increases in purchased gas costs, and we expect to do so during 2006, if the need again arises.

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

Governmental policies and regulatory actions, including those of the ACC, the CPUC, the FERC, and the PUCN relating to allowed rates of return, rate structure, purchased gas and investment recovery, operation and construction of facilities, present or prospective wholesale and retail competition, changes in tax laws and policies, and changes in and compliance with environmental and safety laws and policies, can reduce our earnings. Risks and uncertainties relating to delays in obtaining regulatory approvals, conditions imposed in regulatory approvals, or determinations in regulatory investigations can also impact financial performance. In particular, the timing and amount of rate relief can materially impact results of operation.

We are unable to predict what types of conditions might be imposed on Southwest or what types of determinations might be made in pending or future regulatory proceedings or investigations. We nevertheless believe that it is not uncommon for conditions to be imposed in regulatory proceedings, for Southwest to agree to conditions as part of a settlement of a regulatory proceeding, or for determinations to be made in regulatory investigations that will reduce our earnings and liquidity. For example, we may request recovery of a particular operating expense in a general rate case filing that a regulator disallows, negatively impacting our earnings.

Significant customer growth in Arizona and Nevada could strain our capital resources.

We continue to experience significant population and customer growth throughout our service territories. During 2005, we added 81,000 customers (excluding 19,000 customers associated with the acquisition of the South Lake Tahoe gas distribution properties of Avista in April 2005), a five percent growth rate. Over the past ten years, customer growth has averaged five percent per year. This growth has required large amounts of capital to finance the investment in new transmission and distribution plant. In 2005, our natural gas construction expenditures totaled $259 million. Approximately 77 percent of these current-period expenditures represented new construction, and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant.

Cash flows from operating activities (net of dividends) have been inadequate, and are expected to continue to be inadequate, to fund all necessary capital expenditures. We have funded this shortfall through the issuance of additional debt and equity securities, and expect to continue to do so. However, our ability to issue additional securities is dependent upon, among other things, conditions in the capital markets, regulatory authorizations, our credit rating and our level of earnings.

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

The nature of our operations presents inherent risks of loss that could adversely affect our results of operations.

Our operations are subject to inherent hazards and risks such as gas leaks, fires, natural disasters, explosions, pipeline ruptures, and other hazards and risks that may cause unforeseen interruptions, personal injury, or property damage. Additionally, our facilities, machinery, and equipment, including our pipelines, are subject to third party damage from construction activities and vandalism. Any of these events could cause environmental pollution, personal injury or death claims, damage to our properties or the properties of others, or loss of revenue by us or others.

We maintain liability insurance for some, but not all, risks associated with the operation of our natural gas pipelines and facilities. In connection with these liability insurance policies, we have been responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. For the policy year August 2004 to July 2005, the self-insured retention amount associated with general liability claims increased from $1 million per incident to $1 million per incident plus payment of the first $10 million in aggregate claims above $1 million in the policy year. For the policy year August 2005 to July 2006, we entered into insurance contracts that limit our self-insured retention to $1 million per incident plus payment of the first $5 million in aggregate claims above $1 million. We cannot predict the likelihood that any future event will occur which will result in a claim exceeding $1 million; however, a large claim for which we were deemed liable would reduce our earnings. See Item 3. Legal Proceedings in this report for information on an existing claim.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The plant investment of Southwest consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators, which comprise the pipeline systems and facilities located in and around the communities served. Southwest also includes other properties such as land, buildings, furnishings, work equipment, vehicles, and software systems in plant investment. The northern Nevada and northern California properties of Southwest are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Several properties are leased by Southwest, including a portion of the corporate headquarters office complex located in Las Vegas, Nevada and the administrative offices in Phoenix, Arizona. Total gas plant, exclusive of leased property, at December 31, 2005 was $3.6 billion, including construction work in progress. It is the opinion of management that the properties of Southwest are suitable and adequate for its purposes.

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

Southwest operates two primary pipeline transmission systems:

•	a system (including an LNG storage facility) owned by Paiute extending from the Idaho-Nevada border to the Reno, Sparks, and Carson City areas and communities in the Lake Tahoe area in both California and Nevada and other communities in northern and western Nevada; and

•	a system extending from the Colorado River at the southern tip of Nevada to the Las Vegas distribution area.

Southwest provides natural gas service in parts of Arizona, Nevada, and California. Service areas in Arizona include most of the central and southern areas of the state including Phoenix, Tucson, Yuma, and surrounding communities. Service areas in northern Nevada include Carson City, Yerington, Fallon, Lovelock, Winnemucca, and Elko. Service areas in southern Nevada include the Las Vegas valley (including Henderson and Boulder City) and Laughlin. Service areas in southern California include Barstow, Big Bear, Needles, and Victorville. Service areas in northern California include the Lake Tahoe area and Truckee.

Information on properties of NPL can be found on page 5 of this Form 10-K under Construction Services.

Item 3. LEGAL PROCEEDINGS

In May 2005, a leaking natural gas line was involved in a fire in a residence in Tucson, Arizona. An individual was severely injured. The leak is believed to have been caused by a rock impinging upon a natural gas line that was installed for Southwest Gas and that is owned and operated by the Company. A lawsuit was filed against the Company in December 2005 in the Superior Court for the State of Arizona, in and for the County of Pima (Case No. C20057063), in which $3.4 million in medical bills are claimed, $12 million in future medical expenses are claimed, and unspecified claims are made for general damages and punitive damages. Plaintiffs have claimed relief under theories of negligence, negligence per se, strict liability and loss of consortium and punitive damages. The Company has answered the complaint and denied liability. The complaint was amended in February 2006 to identify the parties to the litigation as Arnold Valenzuela, a single man, and Arturo and Julia Valenzuela, husband and wife, plaintiffs, and the Company as the sole defendant. If the Company was deemed fully or partially responsible, the Company estimates its exposure could be as much as $11 million (the maximum self-insured retention amount under its insurance policies). As of December 31, 2005, the Company has recorded an $11 million liability related to this incident.

The Company is named as a defendant in various other legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that none of this litigation individually or in the aggregate will have a material adverse impact on the Company’s financial position or future results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 4A. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The listing of the executive officers of the Company is set forth under Part III Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, which by this reference is incorporated herein.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which the common stock of the Company is traded is the New York Stock Exchange. At March 1, 2006, there were 23,049 holders of record of common stock, and the market price of the common stock was $28.77. The quarterly market price of, and dividends on, Company common stock required by this item are included in the 2005 Annual Report to Shareholders filed as an exhibit hereto and incorporated herein by reference.

The Company’s common stock dividend policy states that common stock dividends will be paid at a prudent level within the normal dividend payout range for its respective businesses, and that dividends will be established at a level considered sustainable in order to minimize business risk and maintain a strong capital structure throughout all economic cycles. The quarterly common stock dividend was 20.5 cents per share throughout 2004 and 2005. The dividend of 20.5 cents per share has been paid quarterly since September 1994.

Item 6. SELECTED FINANCIAL DATA

Information required by this item is included in the 2005 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is included in the 2005 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various forms of market risk, including commodity price risk, weather risk, and interest rate risk. The following describes the Company’s exposure to these risks.

Commodity Price Risk

About half of Southwest’s normal weather gas supply needs for the 2005/2006 heating season were secured using short duration fixed-price term contracts designed to mitigate price volatility. Fixed-price contracts for the 2005/2006 heating season range in price from approximately $5 to $9 per dekatherm. Natural gas purchases not covered by fixed-price contracts are made under variable-price contracts with firm quantities and on the spot market, which are subject to market fluctuations. At the end of 2005, prices for these supplies were generally higher than those in the Company’s existing fixed-price contracts. The PGA mechanism allows Southwest to file to change the gas cost component of the rates charged to its customers to reflect increases or decreases in the price expected to be paid to its suppliers and companies providing interstate pipeline transportation service. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs.

The Company does not currently utilize stand-alone derivative financial instruments, other than fixed-price term contracts, for speculative purposes or for hedging. A hedging program utilizing stand-alone derivative instruments to mitigate price volatility is planned starting in 2006. The Company intends to pursue the recovery of such costs as part of the PGA mechanisms upon approval by Southwest’s regulatory commissions in each jurisdiction.

Weather Risk

A significant portion of the Company’s operating margin is volume driven with current rates based on an assumption of normal weather. Demand for natural gas is greatly affected by temperature. On cold days, use of gas by residential and commercial customers may be as much as six times greater than on warm days because of increased use of gas for space heating. Space heating-related volumes are the primary component of billings for these customer classes and are concentrated in the months of November to April. Variances in temperatures from normal levels, especially during these months, have a significant impact on the margin and associated net income of the Company. This impact is most pronounced in Arizona, where 54 percent of Southwest’s customers are located and where rates are highly leveraged.

The Company continues to pursue mechanisms in each of its service territories intended to stabilize the recovery of the Company’s fixed costs and reduce fluctuations in customers’ bills due to colder or warmer than average weather. In California, the CPUC authorized a margin tracker balancing account in April 2004 that mitigates margin volatility due to weather and other usage variations. In Nevada, the PUCN approved certain rate design improvements in September 2004 to mitigate weather variations, including an increase in the monthly basic service charge and the use of declining block rates. In addition, Southwest filed an application in March 2005 requesting the PUCN to approve a weather normalization adjustment provision. In Arizona, Southwest’s requests for weather mitigation provisions in its recent general rate case were rejected in the ACC’s final order approved in February 2006. The ACC did however encourage Southwest to work with the ACC Staff and other interested parties prospectively to seek rate design alternatives that will provide benefits to all affected stakeholders.

Interest Rate Risk

Interest rate risk is the risk that changes in interest rates could adversely affect earnings or cash flows. Specific interest rate risks for the Company include the risk of increasing interest rates on variable rate obligations. Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. In Nevada, fluctuations in interest rates on variable rate IDRBs are tracked and recovered from ratepayers through an interest balancing account. As of December 31, 2005 and 2004, the Company had $224 million and $250 million, respectively, in variable rate debt outstanding, excluding Nevada variable-rate IDRBs. Assuming a constant outstanding balance in variable rate debt for the next twelve months, a hypothetical one percent change in interest rates would increase or decrease interest expense for the next twelve months by approximately $2.2 million.

Other risk information is included in Item 1A. Risk Factors of this report.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Southwest Gas Corporation and Notes thereto, together with the report of PricewaterhouseCoopers LLP, are included in the 2005 Annual Report to Shareholders and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, communicated to management, and reported within the time periods specified in the SEC’s rules and forms. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and benefits of controls must be considered relative to their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Based on the most recent evaluation, as of December 31, 2005, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

Internal Control Over Financial Reporting

The report of management of the Company required to be reported herein is incorporated by reference to the information reported in the 2005 Annual Report to Shareholders under the caption “Management’s Report on Internal Control Over Financial Reporting” on page 60.

The Attestation Report of the Registered Public Accounting Firm required to be reported herein is incorporated by reference to the information reported in the 2005 Annual Report to Shareholders under the caption “Report of Independent Registered Public Accounting Firm” on page 61.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2006 Proxy Statement, which by this reference is incorporated herein.

(b) Identification of Executive Officers. The name, age, position, and period position held during the last five years for each of the Executive Officers of the Company as of December 31, 2005 are as follows:

Name	Age	Position	Period Position Held
Jeffrey W . Shaw	47	Chief Executive Officer	2004-Present
		President	2003-2004
		Senior Vice President/Gas Resources and Pricing	2002-2003
		Senior Vice President/Finance and Treasurer	2001-2002
James P. Kane	59	President	2004-Present
		Executive Vice President/Operations	2001-2004
George C. Biehl	58	Executive Vice President/Chief Financial Officer and
		Corporate Secretary	2001-Present
Edward A. Janov	51	Senior Vice President/Finance	2004-Present
		Vice President/Finance	2003-2004
		Vice President/Finance and Treasurer	2002-2003
		Vice President/Chief Accounting Officer	2001-2002
		Vice President/Controller and Chief Accounting Officer	2001
James F. Lowman	59	Senior Vice President/Operations	2005-Present *
		Senior Vice President/Central Arizona Division	2001-2005
Christina A. Palacios	60	Senior Vice President/Central Arizona Division	2005-Present
		Senior Vice President/Southern Arizona Division	2004-2005
		Vice President/Southern Arizona Division	2001-2004
Thomas R. Sheets	55	Senior Vice President/Legal Affairs and General Counsel	2001-Present
Dudley J. Sondeno	53	Senior Vice President/Chief Knowledge and
		Technology Officer	2001-Present
Roy R. Centrella	48	Vice President/Controller and Chief Accounting Officer	2002-Present
		Controller	2001-2002
		Assistant Controller	2001
Kenneth J. Kenny	43	Vice President/Treasurer	2005-Present
		Treasurer	2003-2005
		Assistant Treasurer/Director Financial Services	2001-2003

*	James F. Lowman will retire effective March 31, 2006.

(c) Identification of Certain Significant Employees. None.

(d) Family Relationships. No Directors or Executive Officers are related either by blood, marriage, or adoption.

(e) Business Experience. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2006 Proxy Statement, which by this reference is incorporated herein. All Executive Officers have held responsible positions with the Company for at least five years as described in (b) above.

(f) Involvement in Certain Legal Proceedings. None.

(g) Promoters and Control Persons. None.

(h) Audit Committee Financial Expert. Information with respect to the financial expert of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2006 Proxy Statement, which by this reference is incorporated herein.

(i) Identification of the Audit Committee. Information with respect to the composition of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2006 Proxy Statement, which by this reference is incorporated herein.

(j) Material Changes in Director Nomination Procedures for Security Holders. None.

Section 16(a) Beneficial Ownership Reporting Compliance. The Company has adopted procedures to assist its directors and executive officers in complying with Section 16(a) of the Exchange Act, as amended, which includes assisting in the preparation of forms for filing. For 2005, all but five reports were timely filed. Purchases of Company common stock by Terrence L. Wright, Director, consisting of 2,750 shares on December 22, 2005, were reported on January 6, 2006. The exercise of options and subsequent sale of Company common stock by Christina A. Palacios, Senior Vice President/Central Arizona Division, consisting of 1,300 options/shares on July 6, 2004 and 8,700 options/shares on July 7, 2004, were reported on March 22, 2005.

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

Item 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation is set forth under the heading “Executive Compensation and Benefits” in the definitive 2006 Proxy Statement, which by this reference is incorporated herein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2006 Proxy Statement, which by this reference is incorporated herein.

(b) Security Ownership of Management. Information with respect to security ownership of management is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2006 Proxy Statement, which by this reference is incorporated herein.

(c) Changes in Control. None.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

At December 31, 2005, the Company had two stock-based compensation plans. With respect to the first plan, the Company may grant options to purchase shares of common stock to key employees and outside directors.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
(Thousands of shares)
Equity compensation plans approved by security holders	1,475	$23.70	280
Equity compensation plans not approved by security holders	—	—	—

Total	1,475	$23.70	280

Pursuant to the terms of the management incentive plan, the Company may issue restricted stock in the form of performance shares to encourage key employees to remain in its employment to achieve short-term and long-term performance goals.

Plan category	Number of securities to be issued upon vesting of performance shares	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance
(Thousands of shares)
Equity compensation plans approved by security holders	357	$23.29	—
Equity compensation plans not approved by security holders	—	—	—

Total	357	$23.29	—

Additional information regarding the two equity compensation plans is included in Note 9 of the Notes to Consolidated Financial Statements in the 2005 Annual Report to Shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to accounting fees and services associated with PricewaterhouseCoopers LLP is set forth under the heading “Selection of Independent Accountants” in the definitive 2006 Proxy Statement, which by this reference is incorporated herein.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report on Form 10-K:

(1)	The Consolidated Financial Statements of the Company (including the Reports of Independent Accountants) required to be reported herein are incorporated by reference to the information reported in the 2005 Annual Report to Shareholders under the following captions:

(2)	All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(3)	See LIST OF EXHIBITS.

(b) See LIST OF EXHIBITS.

LIST OF EXHIBITS

Exhibit Number	Description of Document
1.01	Sales Agency Financing Agreement, dated April 22, 2004, between Southwest Gas Corporation and BNY Capital Markets, Inc. Incorporated herein by reference to the report on Form 8-K dated May 17, 2004.

3(i)	Restated Articles of Incorporation, as amended. Incorporated herein by reference to the report on Form 10-Q for the quarter ended March 31, 1997.

3(ii)	Amended Bylaws of Southwest Gas Corporation. Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 2004.

4.01	Indenture between City of Big Bear Lake, California, and Harris Trust and Savings Bank as Trustee, dated December 1, 1993, with respect to the issuance of $50,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation Project), 1993 Series A, due 2028. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1993.

4.02	Form of Deposit Agreement. Incorporated herein by reference to the Registration Statement on Form S-3, No. 33-55621.

4.03	Form of Depositary Receipt (attached as Exhibit A to Form of Deposit Agreement included as Exhibit 4.02 hereto). Incorporated herein by reference to the Registration Statement on Form S-3, No. 33-55621.

4.04	Indenture between the Company and Harris Trust and Savings Bank dated July 15, 1996, with respect to Debt Securities. Incorporated herein by reference to the report on Form 8-K dated July 26, 1996.

4.05	First Supplemental Indenture of the Company to Harris Trust and Savings Bank dated August 1, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to 7 1/2% and 8% Debentures, due 2006 and 2026, respectively. Incorporated herein by reference to the report on Form 8-K dated July 31, 1996.

4.06	Second Supplemental Indenture of the Company to Harris Trust and Savings Bank dated December 30, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to Medium-Term Notes. Incorporated herein by reference to the report on Form 8-K dated December 30, 1996.

4.07	Indenture between Clark County, Nevada, and Harris Trust and Savings Bank as Trustee, dated as of October 1, 1999, with respect to the issuance of $35,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation), Series 1999A and Taxable Series 1999B or convertibles of Series B (Series C and D), due 2038. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1999.

4.08	Third Supplemental Indenture between the Company and The Bank of New York, as successor to Harris Trust and Savings Bank, dated as of February 13, 2001, supplementing and amending the Indenture dated as of July 15, 1996, with respect to the $200,000,000, 8.375% Notes, due 2011. Incorporated herein by reference to the report on Form 8-K dated February 8, 2001.

4.09	Fourth Supplemental Indenture of the Company to The Bank of New York, as successor to Harris Trust and Savings Bank, dated as of May 6, 2002, supplementing and amending the Indenture dated as of July 15, 1996, with respect to the 7.625% Senior Unsecured Notes due 2012. Incorporated herein by reference to the report on Form 8-K dated May 1, 2002.

4.10	Certificate of Trust of Southwest Gas Capital II. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.11	Certificate of Trust of Southwest Gas Capital III. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.12	Certificate of Trust of Southwest Gas Capital IV. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.13	Trust Agreement of Southwest Gas Capital III. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.14	Trust Agreement of Southwest Gas Capital IV. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.15	Form of Common Stock Certificate. Incorporated herein by reference to the report on Form 8-K dated July 22, 2003.

4.16	Form of Preferred Trust Security. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.17	Form of Indenture with respect to the 7.70% Junior Subordinated Debentures. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.18	Form of 7.70% Junior Subordinated Debenture. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.19	Form of Amended and Restated Trust Agreement of Southwest Gas Capital II. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.20	Form of Guarantee Agreement with respect to the Preferred Trust Securities. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.21	Indenture between Clark County, Nevada, and BNY Midwest Trust Company as Trustee, dated as of July 1, 2004, with respect to the issuance of $65,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation), Series 2004A, due 2034. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2004.

4.22	Indenture between Clark County, Nevada, and BNY Midwest Trust Company as Trustee, dated as of October 1, 2004, with respect to the issuance of $75,000,000 Industrial Development Refunding Revenue Bonds (Southwest Gas Corporation), Series 2004B, due 2033. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 2004.

4.23	Indenture of Trust between Clark County, Nevada and the Bank of New York Trust Company, N.A. as Trustee, dated as of October 1, 2005, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2005A. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2005.

4.24	The Company hereby agrees to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Southwest Gas Corporation or its subsidiaries; the total amount of securities authorized thereunder does not exceed 10 percent of the consolidated total assets of Southwest Gas Corporation and its subsidiaries.

10.01	Project Agreement between the Company and City of Big Bear Lake, California, dated as of December 1, 1993. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1993.

10.02	Amended and Restated Lease Agreement between the Company and Spring Mountain Road Associates, dated as of July 1, 1996. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 1996.

10.03*	Southwest Gas Corporation Supplemental Retirement Plan, amended and restated as of March 1, 1999. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1999.

10.04*	Southwest Gas Corporation Board of Directors Retirement Plan, amended and restated as of March 1, 1999. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1999.

10.05	Financing Agreement between the Company and Clark County, Nevada, dated as of October 1, 1999. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1999.

10.06*	Amended Form of Employment Agreement with Company Officers. Incorporated herein by reference to the reports on Form 10-Q for the quarters ended September 30, 1998, September 30, 2000, September 30, 2001 and September 30, 2005, and the report on Form 8-K dated September 21, 2004.

10.07*	Amended Form of Change in Control Agreement with Company Officers. Incorporated herein by reference to the reports on Form 10-Q for the quarters ended September 30, 1998, September 30, 2000 September 30, 2001, and September 30, 2005, and the report on Form 8-K dated September 21, 2004.

10.08*	Southwest Gas Corporation Management Incentive Plan, amended and restated January 1, 2002. Incorporated herein by reference to the Proxy Statement dated April 2, 2002.

10.09*	Southwest Gas Corporation 2002 Stock Incentive Plan. Incorporated herein by reference to the Proxy Statement dated April 2, 2002.

10.10*	Southwest Gas Corporation Executive Deferral Plan, amended and restated as of November 19, 2002. Incorporated herein by reference to the Report on Form 10-K for the year ended December 31, 2002.

10.11*	Southwest Gas Corporation Directors Deferral Plan, amended and restated as of November 19, 2002. Incorporated herein by reference to the Report on Form 10-K for the year ended December 31, 2002.

10.12	Financing agreement dated as of March 1, 2003 by and between Clark County, Nevada and Southwest Gas Corporation relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2003A, Series 2003B, Series 2003C, Series 2003D and Series 2003E. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2003.

10.13*	Form of Executive Option Grant under 2002 Stock Incentive Plan. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2004.

10.14	Financing Agreement dated as of October 1, 2004 by and between the Company and Clark County, Nevada relating to Clark County Nevada Industrial Development Revenue Bonds Series 2004B. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 2004.

10.15	$300 million Five-Year Credit Facility. Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 2005.

10.16	First Amendment to Financing Agreement by and between Clark County, Nevada, and Southwest Gas Corporation dated as of July 1, 2005, amending the Financing Agreement dated as of March 1, 2003, with respect to Clark County, Nevada Industrial Development Revenue Bonds Series 2003A, Series 2003B, Series 2003C, Series 2003D and Series 2003E. Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 2005.

10.17	Financing Agreement dated as of October 1, 2005 by and between Clark County, Nevada and Southwest Gas Corporation relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2005A. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2005.

12.01	Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.

13.01	Portions of 2005 Annual Report incorporated by reference to the Form 10-K.

21.01	List of subsidiaries of Southwest Gas Corporation.

23.01	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.01	Section 302 Certifications.

32.01	Section 906 Certifications.

*	Management Contracts or Compensation Plans

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS CORPORATION

Date: March 9, 2006	By	/s/ JEFFREY W. SHAW
Jeffrey W. Shaw
Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE C. BIEHL (George C. Biehl)	Director, Executive Vice President, Chief Financial Officer, and Corporate Secretary	March 9, 2006

/s/ THOMAS E. CHESTNUT (Thomas E. Chestnut)	Director	March 9, 2006

/s/ MANUEL J. CORTEZ (Manuel J. Cortez)	Director	March 9, 2006

/s/ RICHARD M. GARDNER (Richard M. Gardner)	Director	March 9, 2006

/s/ LEROY C. HANNEMAN, JR. (LeRoy C. Hanneman, Jr.)	Director	March 9, 2006

/s/ THOMAS Y. HARTLEY (Thomas Y. Hartley)	Chairman of the Board of Directors	March 9, 2006

/s/ JAMES J. KROPID (James J. Kropid)	Director	March 9, 2006

/s/ MICHAEL O. MAFFIE (Michael O. Maffie)	Director	March 9, 2006

/s/ MICHAEL J. MELARKEY (Michael J. Melarkey)	Director	March 9, 2006

/s/ JEFFREY W. SHAW (Jeffrey W. Shaw)	Director and Chief Executive Officer	March 9, 2006

/s/ CAROLYN M. SPARKS (Carolyn M. Sparks)	Director	March 9, 2006

/s/ TERRENCE L. WRIGHT (Terrence L. Wright)	Director	March 9, 2006

/s/ ROY R. CENTRELLA (Roy R. Centrella)	Vice President, Controller, and Chief Accounting Officer	March 9, 2006

EXHIBIT INDEX

Exhibit Number	Description of Document
12.01	Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.

13.01	Portions of 2005 Annual Report to Shareholders incorporated by reference to Form 10-K.

21.01	List of Subsidiaries of Southwest Gas Corporation.

23.01	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.01	Section 302 Certifications.

32.01	Section 906 Certifications.