Form 10-Q
period 2006-03-31
SOUTHWEST GAS CORP
filed 2006-05-08
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $1 Par Value, 40,052,735 shares as of May 3, 2006.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	MARCH 31, 2006	DECEMBER 31, 2005
ASSETS
Utility plant:
Gas plant	$3,572,357	$3,516,587
Less: accumulated depreciation	(1,105,827)	(1,083,900)
Acquisition adjustments, net	2,128	2,173
Construction work in progress	45,723	54,287

Net utility plant	2,514,381	2,489,147

Other property and investments	119,845	118,094

Current assets:
Cash and cash equivalents	13,867	29,603
Accounts receivable, net of allowances	215,088	198,081
Accrued utility revenue	49,600	68,400
Deferred purchased gas costs	120,771	109,415
Prepaids and other current assets	69,749	137,161

Total current assets	469,075	542,660

Deferred charges and other assets	78,917	78,525

Total assets	$3,182,218	$3,228,426

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 45,000,000 shares; issued
and outstanding - 39,772,880 and 39,328,291 shares)	$41,403	$40,958
Additional paid-in capital	639,276	628,248
Accumulated other comprehensive income (loss), net	(41,645)	(41,645)
Retained earnings	159,567	123,574

Total equity	798,601	751,135
Subordinated debentures due to Southwest Gas Capital II	100,000	100,000
Long-term debt, less current maturities	1,229,078	1,224,898

Total capitalization	2,127,679	2,076,033

Current liabilities:
Current maturities of long-term debt	82,989	83,215
Short-term debt	--	24,000
Accounts payable	137,443	259,476
Customer deposits	58,720	57,552
Accrued general taxes	56,081	40,526
Accrued interest	21,699	22,472
Deferred income taxes	65,462	68,166
Other current liabilities	63,493	65,546

Total current liabilities	485,887	620,953

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	259,902	234,739
Taxes payable	9,313	7,551
Accumulated removal costs	110,000	105,000
Other deferred credits	189,437	184,150

Total deferred income taxes and other credits	568,652	531,440

Total capitalization and liabilities	$3,182,218	$3,228,426

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2006

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,		TWELVE MONTHS ENDED MARCH 31,
	2006	2005	2006	2005
Operating revenues:
Gas operating revenues	$608,142	$494,983	$1,568,416	$1,323,251
Construction revenues	68,799	47,897	279,928	223,289

Total operating revenues	676,941	542,880	1,848,344	1,546,540

Operating expenses:
Net cost of gas sold	397,497	303,927	921,701	713,095
Operations and maintenance	78,387	74,276	318,548	295,095
Depreciation and amortization	40,679	38,492	158,440	148,426
Taxes other than income taxes	10,617	10,314	39,343	38,074
Construction expenses	60,436	43,022	243,188	195,036

Total operating expenses	587,616	470,031	1,681,220	1,389,726

Operating income	89,325	72,849	167,124	156,814

Other income and (expenses):
Net interest deductions	(22,250)	(20,033)	(84,821)	(80,071)
Net interest deductions on subordinated debentures	(1,931)	(1,931)	(7,723)	(7,725)
Other income (deductions)	3,571	1,393	10,292	5,000

Total other income and (expenses)	(20,610)	(20,571)	(82,252)	(82,796)

Income before income taxes	68,715	52,278	84,872	74,018
Income tax expense	24,535	19,449	29,698	25,458

Net income	$44,180	$32,829	$55,174	$48,560

Basic earnings per share	$1.12	$0.88	$1.42	$1.35

Diluted earnings per share	$1.11	$0.88	$1.41	$1.34

Dividends paid per share	$0.205	$0.205	$0.82	$0.82

Average number of common shares outstanding	39,492	37,097	38,722	35,869
Average shares outstanding (assuming dilution)	39,847	37,390	39,073	36,161

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2006

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,		TWELVE MONTHS ENDED MARCH 31,
	2006	2005	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$44,180	$32,829	$55,174	$48,560
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	40,679	38,492	158,440	148,426
Deferred income taxes	22,459	14,635	2,310	29,594
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(17,007)	26,758	(63,981)	(21,766)
Accrued utility revenue	18,800	27,500	(7,718)	(6,000)
Deferred purchased gas costs	(11,356)	8,074	(45,295)	(18,391)
Accounts payable	(122,033)	(62,820)	32,808	17,762
Accrued taxes	17,317	14,836	8,197	290
Other current assets and liabilities	65,699	36,492	6,207	10,045
Other	(1,288)	(673)	12,809	1,395

Net cash provided by operating activities	57,450	136,123	158,951	209,915

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(65,202)	(50,075)	(309,496)	(301,666)
Other	8,893	3,760	7,118	9,958

Net cash used in investing activities	(56,309)	(46,315)	(302,378)	(291,708)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	11,473	11,447	64,162	64,684
Dividends paid	(8,097)	(7,612)	(31,713)	(29,393)
Issuance of long-term debt, net	19,050	--	164,306	147,135
Retirement of long-term debt, net	(2,303)	(1,420)	(32,325)	(83,267)
Temporary changes in long-term debt	(13,000)	(150)	(12,850)	(150)
Change in short-term debt	(24,000)	(89,000)	(11,000)	(13,000)

Net cash provided by (used in) financing activities	(16,877)	(86,735)	140,580	86,009

Change in cash and cash equivalents	(15,736)	3,073	(2,847)	4,216
Cash at beginning of period	29,603	13,641	16,714	12,498

Cash at end of period	$13,867	$16,714	$13,867	$16,714

Supplemental information:
Interest paid, net of amounts capitalized	$23,948	$22,834	$87,579	$82,806
Income taxes paid (received), net	67	112	5,932	(12,587)

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2006

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

Basis of Presentation. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2005 Annual Report to Shareholders, which is incorporated by reference into the 2005 Form 10-K.

Intercompany Transactions. NPL recognizes revenues generated from contracts with Southwest (see Note 3 below). Accounts receivable for these services were $6.5 million at March 31, 2006 and $8.2 million at December 31, 2005. The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, “Accounting for the Effects of Certain Types of Regulation.”

Recently Issued Accounting Pronouncements. In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies several other related issues. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued in the first fiscal year beginning after September 15, 2006. The Company has not evaluated what impact, if any, this standard will have on its financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. The provisions of SFAS No. 156 are effective for the recognition and initial measurement of servicing assets and liabilities acquired or issued in the first fiscal year beginning after September 15, 2006. The Company has not evaluated what impact, if any, this standard will have on its financial position or results of operations.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2006

Components of Net Periodic Benefit Cost. Southwest has a noncontributory qualified retirement plan with defined benefits covering substantially all employees. Southwest also provides postretirement benefits other than pensions ("PBOP") to its qualified retirees for health care, dental, and life insurance benefits.

Components of Net Periodic Benefit Cost

	Qualified Retirement Plan
	Period Ended March 31,
	Three Months		Twelve Months
	2006	2005	2006	2005
(Thousands of dollars)
Service cost	$4,071	$3,947	$15,911	$14,289
Interest cost	6,701	6,332	25,696	24,076
Expected return on plan assets	(7,652)	(7,388)	(29,817)	(28,438)
Amortization of prior service costs	(3)	(3)	(11)	38
Amortization of net (gain) loss	1,338	613	3,178	613

Net periodic benefit cost	$4,455	$3,501	$14,957	$10,578

	PBOP
	Period Ended March 31,
	Three Months		Twelve Months
	2006	2005	2006	2005
(Thousands of dollars)
Service cost	$213	$209	$841	$750
Interest cost	530	529	2,116	2,164
Expected return on plan assets	(454)	(419)	(1,710)	(1,488)
Amortization of unrecognized
transition obligation	217	217	867	867
Amortization of net (gain) loss	42	34	144	194

Net periodic benefit cost	$548	$570	$2,258	$2,487

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2006

Note 2 – Stock-Based Compensation

Stock-Based Compensation. At March 31, 2006, the Company had two stock-based compensation plans, a stock option plan and a restricted stock plan. Prior to January 1, 2006, these plans were accounted for in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) "Share-Based Payment", using the modified prospective transition method. Accordingly, financial information for prior periods has not been restated. The adoption of SFAS No. 123 (revised 2004) did not have a material impact on the Company’s financial condition, results of operations, or cash flows. Under the modified prospective transition method, expense is recognized for any new awards granted after the effective date and for the unvested portion of awards granted prior to the effective date. Total stock-based compensation expense recognized in the condensed consolidated statements of income for the three months ended March 31, 2006 was $1.1 million, net of a related tax benefit of $772,000. The pro forma effects of recognizing the estimated fair value of stock-based compensation for periods prior to the adoption of SFAS No. 123 (revised 2004) is presented below (thousands of dollars, except per share amounts):

	Period Ended March 31,
	Three Months	Twelve Months
	2005	2006	2005
Net income, as reported	$32,829	$55,174	$48,560
Add:
Stock-based employee
compensation expense included
in reported net income,
net of related tax benefits	502	3,037	1,938
Deduct:
Total stock-based employee
compensation expense
determined under fair value
based method for all awards,
net of related tax benefits	(599)	(3,091)	(2,050)

Pro forma net income	$32,732	$55,120	$48,448

Earnings per share:
Basic - as reported	$0.88	$1.42	$1.35
Basic - pro forma	0.88	1.42	1.35
Diluted - as reported	0.88	1.41	1.34
Diluted - pro forma	0.88	1.41	1.34

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2006

Under the Company’s stock-option plan, the Company may grant options to purchase shares of common stock to key employees and outside directors. Each option has an exercise price equal to the market price of Company common stock on the date of grant and a maximum term of ten years. The options vest 40 percent at the end of year one and 30 percent at the end of years two and three. The grant date fair value of the options was estimated using the Black-Scholes option pricing model in 2005 and the extended binomial option pricing model in 2004 and 2003. Information pertaining to option activity for the three months ended March 31, 2006 is as follows (number of options and aggregate intrinsic value in thousands):

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life		Aggregate intrinsic value *
Outstanding at the beginning
of the year	1,475	$23.70
Granted	--	--
Exercised	(45)	$22.21			$259
Forfeited	--	--
Expired	--	--

Outstanding at March 31, 2006	1,430	$23.74	7.0	Years	$6,128

Exercisable at March 31, 2006	812	$23.19	5.7	Years	$3,979

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of Southwest Gas stock was $27.95 at March 31, 2006.

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$15.00 to $19.13	52	3.0 Years	$18.12	52	$18.12
$20.49 to $26.10	1,260	7.5 Years	$23.49	642	$22.55
$28.75 to $28.94	118	3.3 Years	$28.91	118	$28.91

	1,430			812

As of March 31, 2006, there was $1.3 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a period of 2.5 years. The total fair value of options vested during the first quarter of 2006 was $132,000. The Company received $1 million in cash from the exercise of options during the first quarter of 2006 and a corresponding tax benefit of $94,000 which was recorded in additional paid-in capital. The following table summarizes the status of the Company’s nonvested options as of March 31, 2006.

	Number of options	Weighted- average grant date fair value
Nonvested at the beginning
of the year	662	$3.00
Granted	--	--
Vested	(44)	$3.00
Forfeited	--	--

Nonvested at March 31, 2006	618	$3.00

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2006

In addition to the option plan, the Company may issue restricted stock in the form of performance shares to encourage key employees to remain in its employment to achieve short-term and long-term performance goals. Plan participants are eligible to receive a cash bonus (i.e., short-term incentive) and performance shares (i.e., long-term incentive). The performance shares vest after three years from issuance and are subject to a final adjustment as determined by the Board of Directors. The following table summarizes the activity of this plan for the quarter ended March 31, 2006 (thousands of shares):

Nonvested performance shares at beginning of year	357
Performance shares granted	88
Performance shares forfeited	--
Shares vested and issued*	(116)

Nonvested performance shares at March 31, 2006	329

Average grant date fair value of awards granted this year	$26.97

* Includes shares converted for taxes and retiree payouts.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2006

Note 3 – Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas Operations	Construction Services	Total
Three months ended March 31, 2006
Revenues from external customers	$608,142	$49,496	$657,638
Intersegment revenues	--	19,303	19,303

Total	$608,142	$68,799	$676,941

Segment net income	$42,077	$2,103	$44,180

Three months ended March 31, 2005
Revenues from external customers	$494,983	$34,027	$529,010
Intersegment revenues	--	13,870	13,870

Total	$494,983	$47,897	$542,880

Segment net income	$32,386	$443	$32,829

Twelve months ended March 31, 2006
Revenues from external customers	$1,568,416	$202,718	$1,771,134
Intersegment revenues	--	77,210	77,210

Total	$1,568,416	$279,928	$1,848,344

Segment net income	$43,361	$11,813	$55,174

Twelve months ended March 31, 2005
Revenues from external customers	$1,323,251	$161,027	$1,484,278
Intersegment revenues	--	62,262	62,262

Total	$1,323,251	$223,289	$1,546,540

Segment net income	$40,184	$8,376	$48,560

Note 4 – Comprehensive Income (Loss)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2006	2005	2006	2005
Net income	$44,180	$32,829	$55,174	$48,560
Additional minimum pension liability
adjustment, net of $19 million
and $6.5 million tax benefit	--	--	(30,753)	(10,892)

Comprehensive income	$44,180	$32,829	$24,421	$37,668

The additional minimum pension liability adjustments noted above resulted from the measurement of pension obligations at December 31, 2005 and 2004. Adjustments, if any, are only made at each annual measurement date.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2006

Note 5 – Common Stock

The Company has a universal shelf registration statement providing for the issuance and sale of registered securities, which may consist of secured and unsecured debt, preferred stock and common stock. In March 2006, the Company entered into a Sales Agency Financing Agreement with BNY Capital Markets, Inc. relating to the issuance and sale of up to $45 million aggregate amount of shares of the Company’s common stock, from time to time over a three-year period ("Equity Shelf Program"). Sales of the shares will be made at market prices prevailing at the time of sale. Net proceeds from the sale of shares of common stock under the Equity Shelf Program will be used for general corporate purposes, including the acquisition of property for the construction, completion, extension or improvement of pipeline systems and facilities located in and around the communities Southwest serves.

During the three months ended March 31, 2006, the Company issued approximately 445,000 shares of common stock through the Equity Shelf Program, Dividend Reinvestment and Stock Purchase Plan ("DRSPP"), Employee Investment Plan, Management Incentive Plan, and Stock Incentive Plan. Of this activity, approximately 154,000 shares were issued in at-the-market offerings through the Equity Shelf Program at an average price of $28.01 per share.

Note 6 – Credit Facility

In April 2006, the Company amended its $300 million credit facility. The facility was originally scheduled to expire in April 2010 and was extended to April 2011. The Company will continue to use $150 million of the $300 million as long-term debt and the remaining $150 million for working capital purposes. Interest rates for the facility are calculated at either the London Interbank Offering Rate plus an applicable margin, or the greater of the prime rate or one-half of one percent plus the Federal Funds rate. The applicable margin, unused commitment fee, and utilization fee associated with the amended credit facility are lower than those of the previous facility.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2006

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

Consolidated Results of Operations

	Period Ended March 31,
	Three Months		Twelve Months
	2006	2005	2006	2005
Contribution to net income
(Thousands of dollars, except per share amounts)
Natural gas operations	$42,077	$32,386	$43,361	$40,184
Construction services	2,103	443	11,813	8,376

Net income	$44,180	$32,829	$55,174	$48,560

Basic earnings per share
Natural gas operations	$1.07	$0.87	$1.12	$1.12
Construction services	0.05	0.01	0.30	0.23

Consolidated	$1.12	$0.88	$1.42	$1.35

Consolidated results of operations improved during the first quarter of 2006 compared to the prior year primarily due to higher operating margin resulting from customer growth, the recognition of one month of the Arizona general rate increase, and slightly better (but still warmer-than-normal) weather. In addition, NPL, the Company’s construction services subsidiary, increased its contribution to net income.

See separate discussions at Results of Natural Gas Operations and Results of Construction Services. Average shares outstanding increased by 2.4 million between the first quarter of 2006 and 2005 and 2.9 million in the current twelve-month period compared to the same period a year ago, primarily resulting from at-the-market offerings through Equity Shelf Programs and continuing issuances under the Company's various stock plans.

As reflected in the table above, the natural gas operations segment accounted for an average of 81 percent of twelve-month-to-date consolidated net income over the past two years. Accordingly, management’s main focus of discussion in this document is on that segment.

Southwest’s operating revenues are recognized from the distribution and transportation of natural gas (and related services) to customers. Operating margin is the measure of gas operating revenues less the net cost of gas sold.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2006

Management uses operating margin as a main benchmark in comparing operating results from period to period. The three principal factors affecting operating margin are general rate relief, weather, and customer growth.

General Rate Relief

In February 2006, the Arizona Corporation Commission ("ACC") rendered a general rate decision that increased rates in Arizona by $49.3 million annually effective March 1, 2006. Although the ACC decision did not approve most of the requested improvements in rate design, the rate relief authorized is expected to have a significant positive impact on 2006 operating results. During the first quarter of 2006, general rate relief in Arizona provided a $5 million increase in operating margin. In California, a protest filed by the Division of Ratepayer Advocates has delayed a decision in the Company’s 2005 annual attrition filing. The Company expects the California Public Utility Commission to decide the matter in the second quarter of 2006. See the section on Rates and Regulatory Proceedings for additional information on these matters.

Weather

Weather is a significant driver of natural gas volumes used by residential and small commercial customers and is the main reason for volatility in margin. Space heating-related volumes are the primary component of billings for these customer classes and are concentrated in the months of November to April for the majority of the Company’s customers. Variances in temperatures from normal levels, especially in Arizona where rates remain highly leveraged, have a significant impact on the margin and associated net income of the Company. Differences in heating demand caused primarily by weather variations between the first quarters of 2006 and 2005, accounted for a $1 million increase in operating margin. Temperatures in both periods were warmer than normal.

Customer Growth

Southwest purchases, transports, and distributes natural gas to approximately 1,737,000 residential, commercial, industrial, and other customers, of which 54 percent are located in Arizona, 36 percent are in Nevada, and 10 percent are in California. During the twelve months ended March 31, 2006, Southwest earned 51 percent of operating margin in Arizona, 38 percent in Nevada, and 11 percent in California. During this same period, Southwest earned 86 percent of operating margin from residential and small commercial customers, 5 percent from other sales customers, and 9 percent from transportation customers. These general patterns are expected to continue.

Customer growth, excluding acquisitions, has averaged five percent annually in recent years. Southwest served 105,000 more customers in the first quarter of 2006 than in the same period of 2005 (including approximately 19,000 customers associated with the South Lake Tahoe acquisition in April 2005). Incremental margin of $14 million was realized in the first quarter of 2006 related primarily to this customer growth, as well as increased usage from existing transportation and nonweather-sensitive sales customers.

Customer growth requires significant capital outlays for new transmission and distribution plant and results in higher service costs associated with operating and maintaining such facilities. Financing of activities supporting continued construction occurred during the first quarter of 2006. In March 2006, the Company entered into a Sales Agency Financing Agreement with BNY Capital Markets, Inc. ("BNYCMI") relating to the issuance and sale of up to $45 million aggregate amount of shares of the Company’s common stock from time to time over a three-year period. (See the section on 2006 Construction Expenditures and Financing Activity for additional information.) During the first quarter of 2006, the Company issued 445,000 shares of common stock through its various stock plans, receiving $11 million in net proceeds. In addition, during the first quarter of 2006, Southwest partially offset capital outlays by collecting approximately $11 million in net advances and contributions from third-party contractors.

The results of the natural gas operations segment and the overall results of the Company are heavily dependent upon the three components noted previously (general rate relief, weather, and customer growth). Significant changes in these

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2006

components (primarily weather) have contributed to somewhat volatile earnings historically. Management continues to work with its regulatory commissions in designing rate structures that strive to provide affordable and reliable service to its customers while mitigating the volatility in prices to customers and stabilizing returns to investors.

Natural Gas Costs

The price of natural gas has increased dramatically over the past several years. Since December 2004, prices have increased to record levels, particularly following the occurrences of Hurricanes Katrina and Rita during the third quarter of 2005 which caused supply interruptions and damaged natural gas production facilities in the U.S. Gulf of Mexico. Increased demand from recently constructed natural gas-fueled electric generating plants has also affected the price of natural gas. A relatively mild winter in the United States during the 2005/2006 heating season lowered demand for natural gas resulting in reduced prices from recent record levels; however, natural gas price volatility is expected to continue throughout 2006. Sustained high prices can result in increased under-collected purchased gas adjustment ("PGA") balances and thereby temporarily reduce operating cash flows until rate relief is granted to recover the higher costs. See the section on PGA Filings for additional information.

Stock-Based Compensation

During the first quarter of 2006, the Company began expensing all stock-based compensation costs. Gross expense was $1.8 million including $320,000 for stock options and $1.5 million related to performance shares. Stock compensation expense related to the acceleration of performance shares to retirement-eligible employees was $1 million. In the first quarter of 2005, expense related to stock-based compensation (performance shares) was $837,000.

Results of Construction Services Operations

The Company’s construction subsidiary, NPL, increased its contribution to consolidated net income by $1.7 million in the first quarter of 2006 when compared to the prior year. The increase was primarily due to favorable weather in a majority of NPL’s operating areas and overall revenue growth, coupled with an improvement in the number of profitable bid jobs, and a favorable equipment resale market in the current quarter.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2006

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended March 31,
	2006	2005
	(Thousands of dollars)
Gas operating revenues	$608,142	$494,983
Net cost of gas sold	397,497	303,927

Operating margin	210,645	191,056
Operations and maintenance expense	78,387	74,276
Depreciation and amortization	35,553	34,247
Taxes other than income taxes	10,617	10,314

Operating income	86,088	72,219
Other income (expense)	2,952	1,086
Net interest deductions	21,955	19,882
Net interest deductions on subordinated debentures	1,931	1,931

Income before income taxes	65,154	51,492
Income tax expense	23,077	19,106

Contribution to consolidated net income	$42,077	$32,386

Contribution from natural gas operations increased $9.7 million in the first quarter of 2006 compared to the same period a year ago. The improvement in contribution was primarily caused by higher operating margin, partially offset by increased operating expenses and financing costs. The current-period results include $1.7 million of nonrecurring state income tax benefits.

Operating margin increased approximately $20 million, or ten percent, in the first quarter of 2006 compared to the first quarter of 2005. During the last twelve months, the Company added 86,000 customers (excluding 19,000 customers acquired April 2005 in South Lake Tahoe), an increase of five percent. New and acquired customers, coupled with additional amounts from existing transportation and nonweather-sensitive sales customers, contributed an incremental $14 million in operating margin during the quarter. Rate relief in Arizona added $5 million in operating margin compared to the prior year. Differences in heating demand caused primarily by weather variations between periods resulted in a $1 million operating margin increase as warmer-than-normal temperatures were experienced during both periods. During the current quarter, operating margin was negatively impacted by $9 million, and in the prior-year quarter, the negative impact was $10 million.

Operations and maintenance expense increased $4.1 million, or six percent, primarily due to the impact of general cost increases and incremental costs associated with providing service to a growing customer base. Factors contributing to the increase included uncollectible expenses, employee-related costs, and incremental stock-based compensation costs.

Depreciation expense and general taxes increased $1.6 million, or four percent, as a result of construction activities. Average gas plant in service increased $236 million, or seven percent, as compared to the first quarter of 2005. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities, the expansion of the system to accommodate continued customer growth, and the purchase of the South Lake Tahoe properties.

Other income (expense) increased $1.9 million during the first quarter of 2006 compared to the same period in 2005. Returns on long-term investments improved by approximately $1 million in the first quarter of 2006. The current period also includes an $800,000 improvement in interest income primarily associated with the unrecovered balance of deferred purchased gas costs.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2006

Net financing costs rose $2.1 million, or ten percent, between the first quarters of 2006 and 2005 primarily due to an increase in average debt outstanding (to help finance growth and the higher unrecovered purchased gas adjustment ("PGA") balance) and higher rates on variable-rate debt.

Twelve-Month Analysis

	Twelve Months Ended March 31,
	2006	2005
	(Thousands of dollars)
Gas operating revenues	$1,568,416	$1,323,251
Net cost of gas sold	921,701	713,095

Operating margin	646,715	610,156
Operations and maintenance expense	318,548	295,095
Depreciation and amortization	139,287	132,476
Taxes other than income taxes	39,343	38,074

Operating income	149,537	144,511
Other income (expense)	6,953	2,717
Net interest deductions	83,668	79,392
Net interest deductions on subordinated debentures	7,723	7,725

Income before income taxes	65,099	60,111
Income tax expense	21,738	19,927

Contribution to consolidated net income	$43,361	$40,184

Contribution to consolidated net income from natural gas operations increased $3.2 million in the current twelve-month period compared to the same period a year ago. The improvement in contribution was primarily caused by higher operating margin, partially offset by increased operating expenses and financing costs.

Operating margin increased $37 million between periods. Customer growth contributed an incremental $29 million and rate relief in all service territories added $12 million. Differences in heating demand caused primarily by weather variations between periods resulted in a $4 million operating margin decrease as warmer-than-normal temperatures were experienced during both periods. During the current period, operating margin was negatively impacted by $18 million, and in the prior period, the negative impact was $14 million.

Operations and maintenance expense increased $23.5 million, or eight percent, between periods reflecting general cost increases and incremental operating costs associated with serving additional customers. A significant component of the variance related to a $10 million nonrecurring provision for an injuries and damages case made in December 2005 (see Insurance Coverage below for more information). Additional factors included increases in insurance premiums, uncollectible expenses, and employee-related expenses.

Depreciation expense and general taxes increased $8.1 million, or five percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $246 million, or eight percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Other income (expense) increased $4.2 million in the current twelve-month period compared to the same period in 2005. Returns on long-term investments improved by approximately $2.7 million in the current period. The current period also includes a $900,000 increase in interest income primarily associated with the unrecovered balance of deferred purchased gas costs and a $1.1 million increase in the allowance for equity funds used during construction.

Net financing costs increased $4.3 million, or five percent, primarily due to an increase in average debt outstanding to help finance growth and higher rates on variable-rate debt.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2006

Income tax expense in the current period includes a nonrecurring $1.7 million state income tax benefit. Income tax expense in the prior period included a $1.6 million benefit, recognized in the third quarter of 2004, which resulted from completion of general rate cases and the closure of federal tax year 2000.

Results of Construction Services

For the three months ended March 31, 2006, construction revenues and construction expenses increased 44 and 40 percent, respectively, when compared to the corresponding periods in 2005. These increases reflect a greater amount of work in several of NPL’s operating areas. Contribution to consolidated net income for the three and twelve months ended March 31, 2006 increased $1.7 million and $3.4 million, respectively, when compared to the corresponding periods in 2005. These increases were primarily due to favorable weather conditions in the majority of NPL’s operating areas, revenue growth, an improvement in the number of profitable bid jobs, an advantageous mix of work, and a favorable equipment resale market in the current period. The amount of work received under existing blanket contracts, the amount of bid work, and the equipment resale market vary from period to period.

Rates and Regulatory Proceedings

Arizona General Rate Case. In February 2006, the ACC rendered a decision on the general rate case filed by Southwest in December 2004. The ACC approved a $49.3 million increase in operating revenues, effective March 2006. The decision did not include the rate design changes or the conservation tracker Southwest had requested. While the ACC did authorize an increase in the customer charge by $1.70 per month, the rate design approved continues to expose customers, investors and the Company to the risks associated with weather volatility. The ACC did however encourage Southwest to work with the ACC Staff and other interested parties prospectively to seek rate design alternatives that will provide benefits to all affected stakeholders. Southwest estimates that operating margin during the first quarter of 2006 reflected $5 million of general rate relief.

California Attrition Filing. In October 2005, Southwest made its annual attrition filing requesting a $4.5 million increase in operating margin. The effective date of new rates was originally anticipated to be January 2006. The Division of Ratepayer Advocates (“DRA”) filed a protest to the attrition filing disagreeing with the Company’s calculation, even though the Company’s filing was made consistent with its two previous attrition increases. As a result of the protest, the Energy Division suspended the filing. In February 2006, the Energy Division issued a draft resolution, and Southwest issued comments in response. As a result of the delay in resolving the attrition filing, in December 2005, Southwest filed a motion requesting authorization to establish a memorandum account to track the related revenue shortfall between the existing and proposed rates in the attrition filing which was approved effective April 13, 2006. The Company expects a California Public Utilities Commission ("CPUC") decision resolving the matter of the attrition filing in the second quarter of 2006.

Nevada Weather Normalization Adjustment Provision. In March 2005, Southwest filed an application requesting the Public Utilities Commission of Nevada (“PUCN”) to approve a weather normalization adjustment provision in advance of the Company's next general rate case. This filing requested that winter season billing volumes for weather sensitive customers be adjusted to reflect consumption variations that can be attributed to departures from normal weather. In the second quarter of 2005, the PUCN opened an investigation/rulemaking docket to address the issue of weather normalization, and in November 2005, the PUCN requested additional information to be submitted by May 2006. Southwest expects the PUCN to issue guidelines during 2006 regarding the methodology to be used in any future mechanisms, which the Company could propose in its next general rate application.

FERC Jurisdiction. In November 2005, the Federal Energy Regulatory Commission ("FERC") approved an uncontested settlement that resolved all issues related to Paiute’s general rate case filed in January 2005. Under the settlement, Paiute’s authorized firm transportation revenue, including incrementally priced facilities, will decrease by approximately $300,000 per year and storage revenues will be reduced by approximately 28 percent, or $2.2 million per year. Despite the lower

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2006

rates, Paiute’s total operating margin is expected to increase slightly from 2005 levels because a former customer who had ceased service in 2003 returned under the new rate structure. The new storage and transportation rates were implemented in March and August 2005, respectively, subject to refund. As a result of the rate case settlement, in 2005 Paiute accrued $1.7 million for refunds to customers. These amounts were refunded in February 2006.

PGA Filings

All of Southwest's state regulatory commissions have regulations that permit the Company to track and recover its actual costs of purchased gas. Deferred energy provisions and purchased gas adjustment clauses are collectively referred to as "PGA" clauses. PGA filings are subject to audit by state regulatory commission staffs. PGA rate changes impact cash flows but have no direct impact on profit margin. As of March 31, 2006 and December 31, 2005, Southwest had the following outstanding PGA balances receivable (millions of dollars):

	March 31, 2006	December 31, 2005
Arizona	$73.8	$46.8
Northern Nevada	8.0	12.6
Southern Nevada	38.3	39.4
California	0.7	10.6

	$120.8	$109.4

Arizona PGA Filings. In Arizona, Southwest adjusts rates monthly for changes in purchased gas costs, within pre-established limits measured on a twelve-month rolling average. During the first quarter of 2006, the ACC approved an increase in the pre-established limit from $0.10 to $0.13 per therm. In addition, the ACC approved the implementation of a temporary PGA surcharge of $0.11 per therm effective February 2006 to pass through higher costs of natural gas incurred during 2005. These changes will facilitate the recovery of under-recovered gas cost balances.

Nevada Deferred Energy Adjustment Filing. Nevada Senate Bill No. 238, which became effective in October 2005, provides for quarterly gas cost adjustments calculated on a twelve-month rolling average. These adjustments will be made effective immediately upon filing each quarter, but are subject to an annual prudence review and audit of the natural gas costs incurred. The Company filed its first quarterly adjustment in the first quarter of 2006 which resulted in slight reductions to current gas cost recovery rates.

Other Filings

El Paso Transmission System. In June 2005, El Paso Natural Gas Company ("El Paso") filed a general rate case application with the FERC. (Southwest is dependent upon El Paso for the transportation of natural gas for virtually all of its Arizona service territories and part of its southern Nevada service territories.) As part of its application, which is the first since the conversion of full requirements customers like Southwest to contract demand services, El Paso proposed various tariff changes along with new service offerings. It is estimated that the impact of the proposed rate increase will be an annual increase in gas transportation costs to Southwest of as much as $44 million. The new rates became effective January 2006, subject to refund. However, the implementation of new services and certain overrun and imbalance penalty charges proposed in El Paso’s application has been deferred to June 2006. It is anticipated that any additional costs to Southwest resulting from El Paso’s filing will be collected from customers through the PGA mechanism.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2006

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

Southwest continues to experience high customer growth. This growth has required significant capital outlays for new transmission and distribution plant, to keep up with consumer demand. During the twelve-month period ended March 31, 2006, construction expenditures for the natural gas operations segment were $271 million (excluding the South Lake Tahoe acquisition in April 2005). Approximately 77 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest (net of dividends paid) provided $110 million of the required capital resources pertaining to total capital expenditures for the twelve months ended March 31, 2006. The remainder was provided from external financing activities and existing credit facilities. Operating cash flows in the twelve months ended March 31, 2006 were negatively impacted by natural gas prices as under-collected PGA balances have increased from $74 million at March 31, 2005 to $120.8 million at March 31, 2006. Southwest utilizes short-term borrowings to temporarily finance under-collected PGA balances. See the Liquidity section below.

2006 Construction Expenditures and Financing

Southwest estimates construction expenditures during the three-year period ending December 31, 2008 will be approximately $778 million. Of this amount, approximately $284 million are expected to be incurred in 2006. During the three-year period, cash flows from operating activities (net of dividends) is estimated to fund approximately 90 percent of the gas operations’ total construction expenditures, assuming timely recovery of currently deferred PGA balances. Southwest also has $117 million in long-term debt maturities over the three-year period. Industrial Development Revenue Bonds ("IDRB") funds held in trust, another source of funding, were $6.6 million at March 31, 2006 and $24.6 million at December 31, 2005. The remaining funds are expected to be drawn down in the second quarter of 2006. The Company expects to raise $75 million to $100 million from its various common stock programs. The remaining cash requirements are expected to be provided by other external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest service areas, and earnings. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, contributions and advances, and other forms of financing.

The Company has a universal shelf registration statement providing for the issuance and sale of registered securities, which may consist of secured and unsecured debt, preferred stock and common stock. In March 2006, the Company entered into a Sales Agency Financing Agreement with BNY Capital Markets, Inc. relating to the issuance and sale of up to $45 million aggregate amount of shares of the Company’s common stock, from time to time over a three-year period ("Equity Shelf Program"). Sales of the shares will be made at market prices prevailing at the time of sale. Net proceeds from the sale of shares of common stock under the Equity Shelf Program will be used for general corporate purposes, including the acquisition of property for the construction, completion, extension or improvement of pipeline systems and facilities located in and around the communities Southwest serves.

During the quarter ended March 31, 2006, approximately 154,000 shares were issued in at-the-market offerings through the Equity Shelf Program at an average price of $28.01 per share with gross proceeds of $4.3 million, agent commissions of $43,000, and net proceeds of $4.3 million. During the three months ended March 31, 2006, the Company issued approximately 291,000 additional shares of common stock through the Dividend Reinvestment and Stock Purchase Plan ("DRSPP"), Employee Investment Plan, Management Incentive Plan, and Stock Incentive Plan.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2006

Liquidity

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash to meet its cash requirements. Several general factors that could significantly affect capital resources and liquidity in future years include inflation, growth in Southwest’s service territories, changes in income tax laws, changes in the ratemaking policies of regulatory commissions, interest rates, the variability of natural gas prices, and the level of Company earnings.

The price of natural gas has increased dramatically over the past several years. Since December 2004, prices have increased to record levels, particularly following the occurrences of Hurricanes Katrina and Rita during the third quarter of 2005 which caused supply interruptions and damaged natural gas production facilities in the U.S. Gulf of Mexico. Increased demand from recently constructed natural gas-fueled electric generating plants has also affected the price of natural gas. A relatively mild winter in the United States during the 2005/2006 heating season lowered demand for natural gas resulting in reduced prices from recent record levels; however, natural gas price volatility is expected to continue throughout 2006.

Southwest periodically enters into fixed-price term contracts to mitigate price volatility. Management anticipates that about half of Southwest’s normal weather supply needs for the upcoming 2006/2007 heating season will be secured using short duration fixed-price contracts (generally less than one year). Natural gas purchases not covered by fixed-price contracts are made under variable-price contracts with firm quantities and on the spot market, which is subject to market fluctuations. Southwest does not currently utilize other stand-alone derivative financial instruments for speculative purposes, or for hedging; however, a hedging program utilizing stand-alone derivative instruments to mitigate price volatility is planned starting in the third quarter of 2006. The costs of such derivative financial instruments will be pursued for recovery from customers as part of the PGA mechanisms in each jurisdiction.

The rate schedules in Southwest's service territories contain PGA clauses which permit adjustments to rates as the cost of purchased gas changes. The PGA mechanism allows Southwest to request to change the gas cost component of the rates charged to its customers to reflect increases or decreases in the price expected to be paid to its suppliers and companies providing interstate pipeline transportation service.

On an interim basis, Southwest generally defers over or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At March 31, 2006, the combined balances in PGA accounts totaled an under-collection of $120.8 million versus an under-collection of $109.4 million at December 31, 2005. See PGA Filings section for more information on recent regulatory filings. Southwest utilizes short-term borrowings to temporarily finance under-collected PGA balances. At March 31, 2006, the short-term portion of its credit facility had no borrowings outstanding.

The following table sets forth the ratios of earnings to fixed charges for the Company. Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	March 31, 2006	December 31, 2005
Ratio of earnings to fixed charges	1.85	1.70

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and amortized debt costs.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2006

Insurance Coverage

The Company maintains liability insurance for various risks associated with the operation of its natural gas pipelines and facilities. In connection with these liability insurance policies, the Company has been responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. For the policy year August 2004 to July 2005, the self-insured retention amount associated with general liability claims was $1 million per incident plus payment of the first $10 million in aggregate claims above $1 million in the policy year. In May 2005, a leaking natural gas line was involved in a fire that severely injured an individual. The leak is believed to have been caused by a rock impinging upon a natural gas line that was installed for Southwest Gas and that is owned and operated by the Company. In December 2005, the plaintiffs filed a complaint against the Company claiming $3.4 million in medical bills, $12 million in future medical expenses, and unspecified claims for general and punitive damages. The Company has answered the complaint and denied liability. If the Company was deemed fully or partially responsible, the Company estimates its exposure could be as much as $11 million (the maximum noted above). By December 2005, the Company had recorded a total liability related to this incident equal to the Company’s maximum self-insured retention level of $11 million.

For the policy year August 2005 to July 2006, the Company entered into insurance contracts that limit the Company’s self-insured retention to $1 million per incident plus payment of the first $5 million in aggregate claims above $1 million.

Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements. In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies several other related issues. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued in the first fiscal year beginning after September 15, 2006. The Company has not evaluated what impact, if any, this standard will have on its financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. The provisions of SFAS No. 156 are effective for the recognition and initial measurement of servicing assets and liabilities acquired or issued in the first fiscal year beginning after September 15, 2006. The Company has not evaluated what impact, if any, this standard will have on its financial position or results of operations.

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions. The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar words and expressions are generally used and intended to identify forward-looking statements. In particular, statements regarding the Company’s anticipated liability relating to a May 2005 accident, customer growth, customer mix and revenue patterns, efficiencies resulting from new technology, construction services contribution, ability to receive more effective rate designs, sufficiency of working capital and ability to raise funds and receive external financing, and statements regarding future gas prices, future PGA balances, the effects of recent accounting pronouncements, and the timing and results of future rate approvals and guidelines are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2006

A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, the impact of weather variations on customer usage, customer growth rates, changes in natural gas prices, our ability to recover costs through our PGA mechanism, the effects of regulation/deregulation, the timing and amount of rate relief, changes in rate design, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, changes in construction expenditures and financing, renewal of franchises, easements and rights-of-way, changes in operations and maintenance expenses, effects of accounting changes, future liability claims, changes in pipeline capacity for the transportation of gas and related costs, acquisitions and management’s plans related thereto, competition, and our ability to raise capital in external financings or through our DRSPP. In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing, operations and maintenance expenses will continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Company’s 2005 Annual Report on Form 10-K filed with the SEC. No material changes have occurred related to the Company’s disclosures about market risk.

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

Based on the most recent evaluation, as of March 31, 2006, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting during the first quarter of 2006 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2006

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company maintains liability insurance for various risks associated with the operation of its natural gas pipelines and facilities. In connection with these liability insurance policies, the Company has been responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. For the policy year August 2004 to July 2005, the self-insured retention amount associated with general liability claims increased from $1 million per incident to $1 million per incident plus payment of the first $10 million in aggregate claims above $1 million in the policy year. For the policy year August 2005 to July 2006, the Company entered into insurance contracts that limit the Company’s self-insured retention to $1 million per incident plus payment of the first $5 million in aggregate claims above $1 million. In May 2005, a leaking natural gas line was involved in a fire that severely injured an individual. The leak is believed to have been caused by a rock impinging upon a natural gas line that was installed for Southwest Gas and that is owned and operated by the Company. A complaint was filed against the Company in December 2005 in which the plaintiffs have claimed $3.4 million in medical bills, $12 million in future medical expenses, and made unspecified claims for general and punitive damages. The Company has answered the complaint and denied liability. If the Company was deemed fully or partially responsible, the Company estimates its exposure could be as much as $11 million (the maximum noted above). By December 2005, the Company had recorded an $11 million liability related to this incident.

The Company is named as a defendant in various legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that none of this litigation individually or in the aggregate will have a material adverse impact on the Company’s financial position or results of operations.

ITEMS 1A. through 5.	None.

Item 6.	Exhibits

The following documents are filed as part of this report on Form 10-Q:

Exhibit 12.01	-	Computation of Ratios of Earnings to Fixed Charges.
Exhibit 31.01	-	Section 302 Certifications.
Exhibit 32.01	-	Section 906 Certifications.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: May 8, 2006

/s/ Roy R. Centrella
Roy R. Centrella
Vice President/Controller and Chief Accounting Officer

