Form 10-Q
period 2006-06-30
SOUTHWEST GAS CORP
filed 2006-08-09
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $1 Par Value, 40,846,327 shares as of August 3, 2006.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	JUNE 30, 2006	DECEMBER 31, 2005
ASSETS
Utility plant:
Gas plant	$3,631,949	$3,516,587
Less: accumulated depreciation	(1,129,745)	(1,083,900)
Acquisition adjustments, net	2,082	2,173
Construction work in progress	51,522	54,287

Net utility plant	2,555,808	2,489,147

Other property and investments	126,867	118,094

Current assets:
Cash and cash equivalents	8,570	29,603
Accounts receivable, net of allowances	130,477	198,081
Accrued utility revenue	33,200	68,400
Deferred purchased gas costs	88,943	109,415
Prepaids and other current assets	57,614	137,161

Total current assets	318,804	542,660

Deferred charges and other assets	80,754	78,525

Total assets	$3,082,233	$3,228,426

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 45,000,000 shares; issued
and outstanding - 40,698,407 and 39,328,291 shares)	$42,328	$40,958
Additional paid-in capital	664,198	628,248
Accumulated other comprehensive income (loss), net	(41,645)	(41,645)
Retained earnings	154,861	123,574

Total equity	819,742	751,135
Subordinated debentures due to Southwest Gas Capital II	100,000	100,000
Long-term debt, less current maturities	1,166,875	1,224,898

Total capitalization	2,086,617	2,076,033

Current liabilities:
Current maturities of long-term debt	85,044	83,215
Short-term debt	--	24,000
Accounts payable	82,702	259,476
Customer deposits	59,753	57,552
Income taxes payable	20,800	--
Accrued general taxes	39,160	40,526
Accrued interest	22,374	22,472
Deferred income taxes	41,708	68,166
Other current liabilities	74,385	65,546

Total current liabilities	425,926	620,953

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	252,653	234,739
Taxes payable	7,775	7,551
Accumulated removal costs	115,000	105,000
Other deferred credits	194,262	184,150

Total deferred income taxes and other credits	569,690	531,440

Total capitalization and liabilities	$3,082,233	$3,228,426

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2006

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		TWELVE MONTHS ENDED JUNE 30,
	2006	2005	2006	2005	2006	2005
Operating revenues:
Gas operating revenues	$354,168	$298,048	$962,310	$793,031	$1,624,536	$1,394,543
Construction revenues	76,734	63,082	145,533	110,979	293,580	234,430

Total operating revenues	430,902	361,130	1,107,843	904,010	1,918,116	1,628,973

Operating expenses:
Net cost of gas sold	214,823	167,025	612,320	470,952	969,499	769,006
Operations and maintenance	76,883	74,957	155,270	149,233	320,474	299,365
Depreciation and amortization	41,957	38,570	82,636	77,062	161,827	150,938
Taxes other than income taxes	5,620	10,075	16,237	20,389	34,888	38,560
Construction expenses	66,383	55,568	126,819	98,590	254,003	205,309

Total operating expenses	405,666	346,195	993,282	816,226	1,740,691	1,463,178

Operating income	25,236	14,935	114,561	87,784	177,425	165,795

Other income and (expenses):
Net interest deductions	(21,600)	(20,245)	(43,850)	(40,278)	(86,176)	(81,517)
Net interest deductions on subordinated debentures	(1,931)	(1,930)	(3,862)	(3,861)	(7,724)	(7,724)
Other income (deductions)	3,397	2,263	6,968	3,656	11,426	6,231

Total other income and (expenses)	(20,134)	(19,912)	(40,744)	(40,483)	(82,474)	(83,010)

Income (loss) before income taxes	5,102	(4,977)	73,817	47,301	94,951	82,785
Income tax expense (benefit)	1,393	(2,160)	25,928	17,289	33,251	28,680

Net income (loss)	$3,709	$(2,817)	$47,889	$30,012	$61,700	$54,105

Basic earnings (loss) per share	$0.09	$(0.07)	$1.20	$0.80	$1.57	$1.48

Diluted earnings (loss) per share	$0.09	$(0.07)	$1.19	$0.80	$1.55	$1.47

Dividends paid per share	$0.205	$0.205	$0.41	$0.41	$0.82	$0.82

Average number of common shares outstanding	40,174	37,701	39,835	37,400	39,339	36,606
Average shares outstanding (assuming dilution)	40,541	--	40,196	37,701	39,704	36,916

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2006

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	SIX MONTHS ENDED JUNE 30,		TWELVE MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$47,889	$30,012	$61,700	$54,105
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	82,636	77,062	161,827	150,938
Deferred income taxes	(8,544)	11,505	(25,563)	31,440
Changes in current assets and liabilities:
Accounts receivable, net of allowances	67,604	65,757	(18,369)	(14,801)
Accrued utility revenue	35,200	36,982	(800)	(918)
Deferred purchased gas costs	20,472	25,430	(30,823)	(5,378)
Accounts payable	(176,774)	(88,335)	3,582	13,655
Accrued taxes	19,658	2,302	23,072	4,701
Other current assets and liabilities	87,919	35,928	28,991	6,521
Other	(6,276)	(6,598)	13,746	(4,771)

Net cash provided by operating activities	169,784	190,045	217,363	235,492

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(150,791)	(121,160)	(324,000)	(297,621)
Other	19,587	(4,581)	26,153	(1,298)

Net cash used in investing activities	(131,204)	(125,741)	(297,847)	(298,919)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	37,320	35,560	65,896	75,900
Dividends paid	(16,321)	(15,330)	(32,219)	(29,990)
Issuance of long-term debt, net	35,836	13,293	167,799	152,428
Retirement of long-term debt, net	(4,448)	(2,749)	(33,141)	(82,992)
Temporary changes in long-term debt	(88,000)	--	(88,000)	--
Change in short-term debt	(24,000)	(100,000)	--	(54,000)

Net cash provided by (used in) financing activities	(59,613)	(69,226)	80,335	61,346

Change in cash and cash equivalents	(21,033)	(4,922)	(149)	(2,081)
Cash at beginning of period	29,603	13,641	8,719	10,800

Cash at end of period	$8,570	$8,719	$8,570	$8,719

Supplemental information:
Interest paid, net of amounts capitalized	$45,768	$43,204	$89,029	$83,320
Income taxes paid (received), net	12,537	825	17,689	(11,933)

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2006

Note 1 – Nature of Operations and Basis of Presentation

Nature of Operations. Southwest Gas Corporation (the "Company") is composed of two segments: natural gas operations ("Southwest" or the "natural gas operations" segment) and construction services. Southwest purchases, transports, and distributes natural gas to customers in portions of Arizona, Nevada, and California. The public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of the results for a full year. Variability in weather from normal temperatures can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity. Northern Pipeline Construction Co. ("NPL" or the "construction services" segment), a wholly owned subsidiary, is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.

Basis of Presentation. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2005 Annual Report to Shareholders, which is incorporated by reference into the 2005 Form 10-K, and the first quarter 2006 Form 10-Q.

Intercompany Transactions. NPL recognizes revenues generated from contracts with Southwest (see Note 5 below). Accounts receivable for these services were $7.6 million at June 30, 2006 and $8.2 million at December 31, 2005. The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation."

Note 2 – Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140." SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies several other related issues. The provisions of SFAS No. 155 are effective for the Company for all financial instruments acquired or issued after January 1, 2007. The adoption of the standard is not expected to have a material impact on the financial position or results of operations of the Company.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140." SFAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. The provisions of SFAS No. 156 are effective for the Company for the recognition and initial measurement of servicing assets and liabilities acquired or issued after January 1, 2007. The Company is evaluating what impact, if any, this standard will have on its financial position or results of operations.

In June 2006, the FASB issued Financial Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes,"

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2006

and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating what impact, if any, this standard will have on its financial position or results of operations.

Note 3 – Components of Net Periodic Benefit Cost

Southwest has a noncontributory qualified retirement plan with defined benefits covering substantially all employees. Southwest also provides postretirement benefits other than pensions ("PBOP") to its qualified retirees for health care, dental, and life insurance benefits.

	Qualified Retirement Plan
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2006	2005	2006	2005	2006	2005
(Thousands of dollars)
Service cost	$4,071	$3,947	$8,142	$7,894	$16,035	$14,789
Interest cost	6,701	6,332	13,402	12,664	26,065	24,493
Expected return on plan assets	(7,652)	(7,388)	(15,304)	(14,776)	(30,081)	(28,809)
Amortization of prior service costs	(3)	(3)	(6)	(6)	(11)	21
Amortization of net (gain) loss	1,338	613	2,676	1,226	3,903	1,226

Net periodic benefit cost	$4,455	$3,501	$8,910	$7,002	$15,911	$11,720

	PBOP
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2006	2005	2006	2005	2006	2005
(Thousands of dollars)
Service cost	$214	$209	$427	$418	$846	$779
Interest cost	529	529	1,059	1,058	2,116	2,147
Expected return on plan assets	(454)	(419)	(908)	(838)	(1,745)	(1,550)
Amortization of unrecognized
transition obligation	217	217	434	434	867	867
Amortization of net (gain) loss	42	34	84	68	152	175

Net periodic benefit cost	$548	$570	$1,096	$1,140	$2,236	$2,418

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2006

Note 4 – Stock-Based Compensation

At June 30, 2006, the Company had two stock-based compensation plans: a stock option plan and a restricted stock (performance share) plan. Prior to January 1, 2006, these plans were accounted for in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) "Share-Based Payment", using the modified prospective transition method. Accordingly, financial information for prior periods has not been restated. The adoption of SFAS No. 123 (revised 2004) did not have a material impact on the Company’s financial condition, results of operations, or cash flows. Under the modified prospective transition method, expense is recognized for any new awards granted after the effective date and for the unvested portion of awards granted prior to the effective date. Total stock-based compensation expense recognized in the condensed consolidated statements of income for the three and six months ended June 30, 2006 was $613,000 and $1.7 million, net of related tax benefits of $270,000 and $1 million, respectively. The pro forma effects of recognizing the estimated fair value of stock-based compensation for periods prior to the adoption of SFAS No. 123 (revised 2004) is presented below (thousands of dollars, except per share amounts):

	Period Ended June 30,
	Three Months	Six Months	Twelve Months
	2005	2005	2006	2005
Net income (loss), as reported	$(2,817)	$30,012	$61,700	$54,105
Add:
Stock-based employee compensation
expense included in reported net income (loss),
net of related tax benefits	398	900	3,252	1,837
Deduct:
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related
tax benefits	(487)	(1,086)	(3,217)	(1,838)

Pro forma net income (loss)	$(2,906)	$29,826	$61,735	$54,104

Earnings (loss) per share:
Basic - as reported	$(0.07)	$0.80	$1.57	$1.48
Basic - pro forma	(0.08)	0.80	1.57	1.48
Diluted - as reported	(0.07)	0.80	1.55	1.47
Diluted - pro forma	(0.08)	0.79	1.55	1.47

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2006

Under the Company’s stock-option plan, the Company may grant options to purchase shares of common stock to key employees and outside directors. Each option has an exercise price equal to the market price of Company common stock on the date of grant and a maximum term of ten years. The options vest 40 percent at the end of year one and 30 percent at the end of years two and three. The grant date fair value of the options was estimated using the Black-Scholes option pricing model in 2005 and 2006 and the extended binomial option pricing model in 2004 and 2003. Information pertaining to option activity for the six months ended June 30, 2006 is as follows (number of options and aggregate intrinsic value in thousands):

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life		Aggregate intrinsic value *
Outstanding at the beginning
of the year	1,475	$23.70
Granted	30	$29.08
Exercised	(253)	$22.16			$2,321
Forfeited	(6)	$26.81
Expired	--	--

Outstanding at June 30, 2006	1,246	$24.12	6.9	Years	$8,994

Exercisable at June 30, 2006	635	$23.55	5.4	Years	$4,946

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of Southwest Gas stock was $31.34 at June 30, 2006.

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$15.00 to $19.13	43	3.2 Years	$18.19	43	$18.19
$20.49 to $26.10	1,064	7.4 Years	$23.73	480	$22.77
$28.75 to $29.08	139	4.4 Years	$28.94	112	$28.91

	1,246			635

The following assumptions were used in the valuation of the options granted during the second quarter of 2006:

Assumptions	2006
Dividend yield	2.82%
Risk-free interest rate	5.06%
Expected volatility	15%
Expected life	6 years

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2006

As of June 30, 2006, there was $1.1 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a period of 3 years. The total fair value of options vested during the first six months of 2006 was $219,000. The Company received $5.6 million in cash from the exercise of options during the first six months of 2006 and a corresponding tax benefit of $606,000 which was recorded in additional paid-in capital. The following table summarizes the status of the Company’s nonvested options as of June 30, 2006.

	Number of options	Weighted- average grant date fair value
Nonvested at the beginning
of the year	662	$ 3.00
Granted	30	$ 5.10
Vested	(75)	$ 2.93
Forfeited	(6)	$ 4.15

Nonvested at June 30, 2006	611	$ 3.10

In addition to the option plan, the Company may issue restricted stock in the form of performance shares to encourage key employees to remain in its employment to achieve short-term and long-term performance goals. Plan participants are eligible to receive a cash bonus (i.e., short-term incentive) and performance shares (i.e., long-term incentive). The performance shares vest after three years from issuance and are subject to a final adjustment as determined by the Board of Directors. The following table summarizes the activity of this plan for the six months ended June 30, 2006 (thousands of shares):

Nonvested performance shares at beginning of year	357
Performance shares granted (including dividends)	91
Performance shares forfeited	--
Shares vested and issued*	(130)

Nonvested performance shares at June 30, 2006	318

Average grant date fair value of awards granted this year	$ 26.97

* Includes shares converted for taxes and retiree payouts.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2006

Note 5 – Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas Operations	Construction Services	Total
Three months ended June 30, 2006
Revenues from external customers	$354,168	$57,277	$411,445
Intersegment revenues	--	19,457	19,457

Total	$354,168	$76,734	$430,902

Segment net income	$9	$3,700	$3,709

Three months ended June 30, 2005
Revenues from external customers	$298,048	$45,459	$343,507
Intersegment revenues	--	17,623	17,623

Total	$298,048	$63,082	$361,130

Segment net income (loss)	$(5,362)	$2,545	$(2,817)

	Natural Gas Operations	Construction Services	Total
Six months ended June 30, 2006
Revenues from external customers	$962,310	$106,773	$1,069,083
Intersegment revenues	--	38,760	38,760

Total	$962,310	$145,533	$1,107,843

Segment net income	$42,086	$5,803	$47,889

Six months ended June 30, 2005
Revenues from external customers	$793,031	$79,486	$872,517
Intersegment revenues	--	31,493	31,493

Total	$793,031	$110,979	$904,010

Segment net income	$27,024	$2,988	$30,012

	Natural Gas Operations	Construction Services	Total
Twelve months ended June 30, 2006
Revenues from external customers	$1,624,536	$214,536	$1,839,072
Intersegment revenues	--	79,044	79,044

Total	$1,624,536	$293,580	$1,918,116

Segment net income	$48,732	$12,968	$61,700

Twelve months ended June 30, 2005
Revenues from external customers	$1,394,543	$169,856	$1,564,399
Intersegment revenues	--	64,574	64,574

Total	$1,394,543	$234,430	$1,628,973

Segment net income	$45,432	$8,673	$54,105

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2006

Note 6 – Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2006	2005	2006	2005	2006	2005
Net income (loss)	$3,709	$(2,817)	$47,889	$30,012	$61,700	$54,105
Additional minimum pension liability
adjustment, net of $19 million
and $6.5 million tax benefit	--	--	--	--	(30,753)	(10,892)

Comprehensive income (loss)	$3,709	$(2,817)	$47,889	$30,012	$30,947	$43,213

The additional minimum pension liability adjustments noted above resulted from the measurement of pension obligations at December 31, 2005 and 2004. Adjustments, if any, are only made at each annual measurement date.

Note 7 – Common Stock

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

During the six months ended June 30, 2006, the Company issued approximately 1.4 million shares of common stock through the Equity Shelf Program, Dividend Reinvestment and Stock Purchase Plan ("DRSPP"), Employee Investment Plan, Management Incentive Plan, and Stock Incentive Plan. Of this activity, approximately 668,000 shares were issued in at-the-market offerings through the Equity Shelf Program at an average price of $28.49 per share.

Note 8 – Credit Facility

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

June 30, 2006

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

Consolidated Results of Operations

	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2006	2005	2006	2005	2006	2005
Contribution to net income (loss)
(Thousands of dollars,
except per share amounts)
Natural gas operations	$9	$(5,362)	$42,086	$27,024	$48,732	$45,432
Construction services	3,700	2,545	5,803	2,988	12,968	8,673

Net income (loss)	$3,709	$(2,817)	$47,889	$30,012	$61,700	$54,105

Basic earnings (loss) per share
Natural gas operations	$--	$(0.14)	$1.06	$0.72	$1.24	$1.24
Construction services	0.09	0.07	0.14	0.08	0.33	0.24

Consolidated	$0.09	$(0.07)	$1.20	$0.80	$1.57	$1.48

Consolidated results of operations improved during the second quarter of 2006 compared to the prior year primarily due to higher operating margin resulting from customer growth, the Arizona general rate increase, and a property tax settlement in Arizona. In addition, NPL, the Company’s construction services subsidiary, increased its contribution to net income primarily as a result of overall revenue growth.

See separate discussions at Results of Natural Gas Operations and Results of Construction Services. Average shares outstanding increased by 2.5 million between the second quarter of 2006 and 2005, 2.4 million between the year-to-date periods, and 2.7 million in the current twelve-month period compared to the same period a year ago, primarily resulting from at-the-market offerings through equity shelf programs and continuing issuances under the Company's various stock plans.

As reflected in the table above, the natural gas operations segment accounted for an average of 81 percent of twelve-month-to-date consolidated net income over the past two years. Accordingly, management’s main focus of discussion in this document is on that segment.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2006

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

General Rate Relief

In February 2006, the Arizona Corporation Commission ("ACC") rendered a general rate decision that increased rates in Arizona by $49.3 million annually effective March 1, 2006. Although the ACC decision did not approve most of the requested improvements in rate design, the rate relief authorized is expected to have a significant positive impact on 2006 operating results. During the second quarter of 2006, general rate relief in Arizona provided an $8 million increase in operating margin, bringing the year-to-date total to $13 million.

In June 2006, the California Public Utility Commission ("CPUC") approved the Company’s 2006 attrition year filing, effective April 13, 2006, following a lengthy delay caused by a protest filed by the Division of Ratepayer Advocates. Annualized rate relief of $3 million was granted of which approximately $1 million was recognized during the second quarter. Immediately following the CPUC’s decision, the Company filed an application requesting that the decision be made effective January 2006, consistent with the initial annual filing. A decision on the matter is expected in the fourth quarter of 2006. See the section on Rates and Regulatory Proceedings for additional information on these matters.

Weather

Weather is a significant driver of natural gas volumes used by residential and small commercial customers and is the main reason for volatility in margin. Space heating-related volumes are the primary component of billings for these customer classes and are concentrated in the months of November to April for the majority of the Company’s customers. Variances in temperatures from normal levels, especially in Arizona where rates remain leveraged, have a significant impact on the margin and associated net income of the Company. Differences in heating demand caused primarily by weather variations accounted for a $4 million decrease in operating margin between the second quarters of 2006 and 2005.

Customer Growth

Southwest purchases, transports, and distributes natural gas to approximately 1,743,000 residential, commercial, industrial, and other customers, of which 54 percent are located in Arizona, 36 percent are in Nevada, and 10 percent are in California. During the twelve months ended June 30, 2006, Southwest earned 52 percent of operating margin in Arizona, 37 percent in Nevada, and 11 percent in California. During this same period, Southwest earned 86 percent of operating margin from residential and small commercial customers, 5 percent from other sales customers, and 9 percent from transportation customers. These general patterns are expected to continue.

Customer growth, excluding acquisitions, has averaged five percent annually in recent years. Southwest served 80,000 more customers in the second quarter of 2006 than in the same period of 2005. Incremental margin of $3 million was realized in the second quarter of 2006 related primarily to this customer growth.

Customer growth requires significant capital outlays for new transmission and distribution plant and results in higher service costs associated with operating and maintaining such facilities. During the second quarter of 2006, the Company issued 925,000 shares of common stock through its various stock plans, receiving $25 million in net proceeds. In addition, during the second quarter of 2006, Southwest partially offset capital outlays by collecting approximately $15 million in net advances and contributions from customers and third-party contractors.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2006

The results of the natural gas operations segment and the overall results of the Company are heavily dependent upon the three components noted previously (general rate relief, weather, and customer growth). Significant changes in these components (primarily weather) have contributed to somewhat volatile earnings historically. Management continues to work with its regulatory commissions in designing rate structures that strive to provide affordable and reliable service to its customers while mitigating the volatility in prices to customers and stabilizing returns to investors.

Property Tax Settlement

In April 2006, a settlement was reached regarding property tax valuation disputes in Arizona for tax years 2001-2005. A decrease to property tax expense of $3.7 million and an accrual of $746,000 of interest income was recorded. This entry resulted in after-tax income of approximately $0.07 per share in 2006. Additional interest income of $101,000 and property tax reductions of $132,000 were also recorded in April 2006 to true-up first quarter 2006 activity.

Natural Gas Price Volatility

Since December 2004, natural gas prices have become increasingly volatile surpassing record levels, particularly following the occurrences of Hurricanes Katrina and Rita during the third quarter of 2005 which caused supply interruptions and damaged natural gas production facilities in the U.S. Gulf of Mexico. Increased demand from recently constructed natural gas-fueled electric generating plants continues to affect the price of natural gas. A relatively mild winter in the United States during the 2005/2006 heating season lowered demand for natural gas resulting in reduced prices from recent record levels; however, natural gas price volatility is expected to continue throughout 2006. Sustained high prices can result in increased under-collected purchased gas adjustment ("PGA") balances and thereby temporarily reduce operating cash flows until rate relief is granted to recover the higher costs. See the section on PGA Filings for additional information.

Stock-Based Compensation

During the first quarter of 2006, the Company began expensing all stock-based compensation costs. In the second quarter of 2006, gross expense was $883,000 including $234,000 for stock options and $649,000 related to performance shares. In the second quarter of 2005, expense related to stock-based compensation (performance shares) was $663,000.

Results of Construction Services Operations

The Company’s construction subsidiary, NPL, increased its contribution to consolidated net income by $1.2 million in the second quarter of 2006 when compared to the prior year. The increase was primarily due to overall revenue growth, an improvement in the number of profitable bid jobs, gains on equipment sales, and a decrease in insurance expense as compared to the prior-year period.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2006

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended June 30,
	2006	2005
	(Thousands of dollars)
Gas operating revenues	$354,168	$298,048
Net cost of gas sold	214,823	167,025

Operating margin	139,345	131,023
Operations and maintenance expense	76,883	74,957
Depreciation and amortization	36,563	34,210
Taxes other than income taxes	5,620	10,075

Operating income	20,279	11,781
Other income (expense)	1,929	1,000
Net interest deductions	21,252	20,039
Net interest deductions on subordinated debentures	1,931	1,930

Income (loss) before income taxes	(975)	(9,188)
Income tax expense (benefit)	(984)	(3,826)

Contribution to consolidated net income (loss)	$9	$(5,362)

Contribution from natural gas operations increased $5.4 million in the second quarter of 2006 compared to the same period a year ago. The improvement in contribution was primarily caused by higher operating margin and the property tax settlement in Arizona, partially offset by increased operating expenses and financing costs.

Operating margin increased approximately $8 million, or six percent, in the second quarter of 2006 compared to the second quarter of 2005. During the last twelve months, the Company added 80,000 customers, an increase of five percent. New customers contributed an incremental $3 million in operating margin during the quarter. Rate relief in Southwest’s service territories added $9 million ($8 million in Arizona) in operating margin compared to the prior year. Differences in heating demand caused primarily by weather variations between periods resulted in a $4 million operating margin decrease.

Operations and maintenance expense increased $1.9 million, or three percent, primarily due to the impact of general cost increases and incremental costs associated with providing service to a growing customer base. Factors contributing to the increase included uncollectible expenses, employee-related costs, and incremental stock-based compensation costs.

Depreciation expense increased $2.4 million, or seven percent, as a result of construction activities. Average gas plant in service increased $237 million, or seven percent, as compared to the second quarter of 2005. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

General taxes decreased $4.5 million primarily as a result of the property tax settlement in Arizona (see "Property Tax Settlement" for additional information) and Arizona legislation signed in June that reduced property tax rates, retroactive to January 2006.

Other income (expense) increased $929,000 during the second quarter of 2006 compared to the same period in 2005 primarily due to interest income related to the property tax settlement discussed above.

Net financing costs rose $1.2 million, or six percent, between the second quarters of 2006 and 2005 primarily due to an increase in average debt outstanding (to help finance growth and the higher unrecovered purchased gas adjustment ("PGA") balance) and higher rates on variable-rate debt.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2006

Six-Month Analysis

	Six Months Ended June 30,
	2006	2005
	(Thousands of dollars)
Gas operating revenues	$962,310	$793,031
Net cost of gas sold	612,320	470,952

Operating margin	349,990	322,079
Operations and maintenance expense	155,270	149,233
Depreciation and amortization	72,116	68,457
Taxes other than income taxes	16,237	20,389

Operating income	106,367	84,000
Other income (expense)	4,881	2,086
Net interest deductions	43,207	39,921
Net interest deductions on subordinated debentures	3,862	3,861

Income before income taxes	64,179	42,304
Income tax expense	22,093	15,280

Contribution to consolidated net income	$42,086	$27,024

Contribution from natural gas operations increased $15.1 million in the first six months of 2006 compared to the same period a year ago. The increase was principally attributed to higher operating margin and the property tax settlement in Arizona, partially offset by higher operating expenses and financing costs.

Operating margin increased approximately $28 million, or nine percent, in the first six months of 2006 compared to the first six months of 2005. New and acquired customers, coupled with additional amounts from existing transportation and nonweather-sensitive sales customers, contributed an incremental $17 million in operating margin during the current period. In April 2005, the Company added 19,000 customers when it acquired the South Lake Tahoe properties. Rate relief in all service territories added $14 million ($13 million in Arizona). Differences in heating demand primarily caused by weather variations between periods resulted in a $3 million margin decrease as warmer-than-normal temperatures were experienced during both periods. During the current period, operating margin was negatively impacted by $13 million, while the negative impact in the prior-year period was $10 million.

Operations and maintenance expense increased $6 million, or four percent, principally due to the impact of general cost increases and incremental costs associated with providing service to a growing customer base. Factors contributing to the increase included uncollectible expenses, employee-related costs, and incremental stock-based compensation costs.

Depreciation expense increased $3.7 million, or five percent, as a result of construction activities. Average gas plant in service increased $236 million, or seven percent, as compared to the first six months of 2005. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities, the expansion of the system to accommodate continued customer growth, and the purchase of the South Lake Tahoe properties.

General taxes decreased $4.2 million primarily as a result of the property tax settlement and tax rate reductions in Arizona.

Other income (expense) increased $2.8 million during the second quarter of 2006 compared to the same period in 2005. The current period includes interest income related to the property tax settlement discussed above and a $1.5 million net increase in interest income primarily associated with the unrecovered balance of deferred purchased gas costs.

Net financing costs increased $3.3 million, or eight percent, between periods primarily due to an increase in average debt outstanding and higher rates on variable-rate debt.

Income tax expense in the current period includes a nonrecurring $1.7 million state income tax benefit.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2006

Twelve-Month Analysis

	Twelve Months Ended June 30,
	2006	2005
	(Thousands of dollars)
Gas operating revenues	$1,624,536	$1,394,543
Net cost of gas sold	969,499	769,006

Operating margin	655,037	625,537
Operations and maintenance expense	320,474	299,365
Depreciation and amortization	141,640	134,420
Taxes other than income taxes	34,888	38,560

Operating income	158,035	153,192
Other income (expense)	7,882	3,636
Net interest deductions	84,881	80,750
Net interest deductions on subordinated debentures	7,724	7,724

Income before income taxes	73,312	68,354
Income tax expense	24,580	22,922

Contribution to consolidated net income	$48,732	$45,432

Contribution to consolidated net income from natural gas operations increased $3.3 million in the current twelve-month period compared to the same period a year ago. The improvement in contribution was primarily caused by higher operating margin and the property tax settlement, partially offset by increased operating expenses and financing costs.

Operating margin increased $30 million between periods. Customer growth contributed an incremental $27 million and rate relief in all service territories added $17 million. Differences in heating demand caused primarily by weather variations between periods resulted in a $14 million operating margin decrease as warmer-than-normal temperatures were experienced during both periods.

Operations and maintenance expense increased $21.1 million, or seven percent, between periods reflecting general cost increases and incremental operating costs associated with serving additional customers. A significant component of the variance related to a $10 million nonrecurring provision for an injuries and damages case made in December 2005 (see Insurance Coverage below for more information). Additional factors included increases in insurance premiums, uncollectible expenses, and employee-related expenses.

Depreciation expense increased $7.2 million, or five percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $243 million, or seven percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

General taxes decreased $3.7 million, or ten percent, primarily as a result of the property tax settlement and tax rate reductions in Arizona.

Other income (expense) increased $4.2 million in the current twelve-month period compared to the same period in 2005. Returns on long-term investments improved by approximately $2.1 million in the current period. The current period also includes interest income on the property tax settlement discussed above and a $1.5 million net improvement in interest income primarily associated with the unrecovered balance of deferred purchased gas costs.

Net financing costs increased $4.1 million, or five percent, primarily due to an increase in average debt outstanding to help finance growth and the deferred purchased gas cost balance and higher rates on variable-rate debt.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2006

Income tax expense in the current period includes a nonrecurring $1.7 million state income tax benefit. Income tax expense in the prior period included a $1.6 million benefit, recognized in the third quarter of 2004, which resulted from completion of general rate cases and the closure of federal tax year 2000.

Results of Construction Services

For the three months ended June 30, 2006, construction revenues and construction expenses increased 22 and 19 percent, respectively, when compared to the corresponding periods in 2005. These increases reflect a greater amount of work in several of NPL’s operating areas. Contribution to consolidated net income for the three, six, and twelve months ended June 30, 2006 increased $1.2 million, $2.8 million, and $4.3 million, respectively, when compared to the corresponding periods in 2005. These increases were primarily due to favorable weather conditions in the majority of NPL’s operating areas, overall revenue growth, reduced insurance costs, an improvement in the number of profitable bid jobs, an advantageous mix of work, and a favorable equipment resale market. The amount of work received under existing blanket contracts, the amount of bid work, and the equipment resale market vary from period to period.

Rates and Regulatory Proceedings

Arizona General Rate Case. In February 2006, the ACC rendered a decision on the general rate case filed by Southwest in December 2004. The ACC approved a $49.3 million increase in operating revenues, effective March 2006. The decision did not include the rate design changes or the conservation tracker Southwest had requested. While the ACC did authorize an increase in the customer charge by $1.70 per month, the rate design approved continues to expose customers, investors and the Company to the risks associated with weather volatility. The ACC did however encourage Southwest to work with the ACC Staff and other interested parties prospectively to seek rate design alternatives that will provide benefits to all affected stakeholders. These collaborative discussions are expected to begin during the third quarter of 2006. Southwest estimates that operating margin through June of 2006 reflected approximately $13 million of general rate relief.

California Attrition Filing. In October 2005, Southwest made its annual attrition filing requesting a $4.5 million increase in operating margin. The effective date of new rates was originally anticipated to be January 2006. The Division of Ratepayer Advocates ("DRA") filed a protest to the attrition filing disagreeing with certain aspects of the Company’s calculation. As a result of the protest, the Energy Division suspended the filing. In December 2005, Southwest filed a motion requesting authorization to establish a memorandum account to track the related revenue shortfall between the existing and proposed rates in the attrition filing. The motion was approved effective April 13, 2006. In June 2006, the CPUC approved the revised 2006 attrition retroactive to the date of the memorandum account in April. Annualized rate relief of $3 million was granted of which approximately $1 million was recognized during the second quarter. The Company has also filed an application requesting that the memorandum account be made effective January 2006, consistent with the initial annual filing, thereby permitting the Company to recover an estimated $1.3 million in operating margin resulting from the delayed effective date. The Company expects the CPUC to render a decision on the matter during the fourth quarter of 2006.

Nevada Weather Normalization Adjustment Provision. In March 2005, Southwest filed an application requesting the Public Utilities Commission of Nevada ("PUCN") to approve a weather normalization adjustment provision in advance of the Company's next general rate case. This filing requested that winter season billing volumes for weather sensitive customers be adjusted to reflect consumption variations that can be attributed to departures from normal weather. In the second quarter of 2005, the PUCN opened an investigation/rulemaking docket to address the issue of weather normalization, and in November 2005, the PUCN requested additional information. A joint report of the Regulatory Operations Staff and Bureau of Consumer Protection was filed in July 2006 recommending approval of a weather normalization adjustment provision. Southwest expects the PUCN to issue guidelines during 2006 regarding the methodology to be used in any future mechanisms, which the Company could propose in its next general rate application.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2006

PGA Filings

All of Southwest's state regulatory commissions have regulations that permit the Company to track and recover its actual costs of purchased gas. Deferred energy provisions and purchased gas adjustment clauses are collectively referred to as "PGA" clauses. PGA filings are subject to audit by state regulatory commission staffs. PGA rate changes impact cash flows but have no direct impact on profit margin. As of June 30, 2006 and December 31, 2005, Southwest had the following outstanding PGA balances receivable (millions of dollars):

	June 30, 2006	December 31, 2005
Arizona	$76.7	$46.8
Northern Nevada	(1.9)	12.6
Southern Nevada	17.2	39.4
California	(3.0)	10.6

	$89.0	$109.4

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

Nevada Deferred Energy Adjustment Filing. Nevada Senate Bill No. 238, which became effective in October 2005, provides for quarterly gas cost adjustments calculated on a twelve-month rolling average. Adjustments are subject to an annual prudence review and audit of the natural gas costs incurred. The Company’s first quarterly adjustment, effective May 2006, resulted in slight reductions to current gas cost recovery rates. The Company’s second quarterly adjustment, filed in the second quarter of 2006 resulted in an annualized increase of $9 million in current gas cost recovery rates, effective August 2006.

Other Filings

El Paso Transmission System. In June 2005, El Paso Natural Gas Company ("El Paso") filed a general rate case application with the Federal Energy Regulatory Commission. (Southwest is dependent upon El Paso for the transportation of natural gas for virtually all of its Arizona service territories and, until September 2006, part of its southern Nevada service territories.) As part of its application, which is the first since the conversion of full requirements customers like Southwest to contract demand services, El Paso proposed various tariff changes along with new service offerings. It is estimated that the impact of the proposed rate increase will be an annual increase in gas transportation costs to Southwest of as much as $44 million. The new rates became effective January 2006, subject to refund. However, the implementation of new services and certain overrun and imbalance penalty charges proposed in El Paso’s application has been phased-in during the period June 2006 through August 2006. It is anticipated that any additional costs to Southwest resulting from El Paso’s filing will be collected directly from customers or through the PGA mechanism.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2006

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

2006 Construction Expenditures and Financing

Southwest continues to experience high customer growth. This growth has required significant capital outlays for new transmission and distribution plant, to keep up with consumer demand. During the twelve-month period ended June 30, 2006, construction expenditures for the natural gas operations segment were $286 million. Approximately 76 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest (net of dividends paid) provided $163 million of the required capital resources pertaining to total capital expenditures for the twelve months ended June 30, 2006. The remainder was provided from external financing activities and existing credit facilities. Operating cash flows in the twelve months ended June 30, 2006 were negatively impacted by natural gas prices as under-collected PGA balances have increased from $58 million at June 30, 2005 to $89 million at June 30, 2006. Southwest utilizes short-term borrowings to temporarily finance under-collected PGA balances. See the Liquidity section below.

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

During the first six months ended June 30, 2006, approximately 668,000 shares were issued in at-the-market offerings through the Equity Shelf Program at an average price of $28.49 per share with gross proceeds of $19 million, agent commissions of $190,000, and net proceeds of $18.8 million. Second quarter 2006 activity was 514,000 shares at an average price of $28.63, gross proceeds of $14.7 million, agent commissions of $147,000, and net proceeds of $14.6 million. During the three months ended June 30, 2006, the Company issued approximately 411,000 additional shares of common stock through the Dividend Reinvestment and Stock Purchase Plan ("DRSPP"), Employee Investment Plan, Management Incentive Plan, and Stock Incentive Plan.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2006

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

Since December 2004, natural gas prices have become increasingly volatile surpassing record levels, particularly following the occurrences of Hurricanes Katrina and Rita during the third quarter of 2005 which caused supply interruptions and damaged natural gas production facilities in the U.S. Gulf of Mexico. Increased demand from recently constructed natural gas-fueled electric generating plants continues to affect the price of natural gas. A relatively mild winter in the United States during the 2005/2006 heating season lowered demand for natural gas resulting in reduced prices from recent record levels; however, natural gas price volatility is expected to continue throughout 2006.

Southwest periodically enters into fixed-price term contracts to mitigate price volatility. About half of Southwest’s normal weather supply needs for the upcoming 2006/2007 heating season are being secured using short duration fixed-price contracts (generally less than one year). Natural gas purchases not covered by fixed-price contracts are made under variable-price contracts with firm quantities and on the spot market, which is subject to market fluctuations. Southwest does not currently utilize other stand-alone derivative financial instruments for speculative purposes, or for hedging; however, a hedging program utilizing stand-alone derivative instruments to mitigate price volatility is planned starting in the spring of 2007. The costs of such derivative financial instruments are anticipated to be recovered from customers as part of the PGA mechanisms in each jurisdiction.

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

On an interim basis, Southwest generally defers over or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At June 30, 2006, the combined balances in PGA accounts totaled an under-collection of $89 million versus an under-collection of $109 million at December 31, 2005. See PGA Filings section for more information on recent regulatory filings. Southwest utilizes short-term borrowings to temporarily finance under-collected PGA balances. At June 30, 2006, the short-term portion of its credit facility had no borrowings outstanding.

The following table sets forth the ratios of earnings to fixed charges for the Company. Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	June 30, 2006	December 31, 2005
Ratio of earnings to fixed charges	1.93	1.70

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and amortized debt costs.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2006

Securities Ratings

In May 2006, Moody’s Investors Service, Inc. ("Moody’s") lowered its rating on the Company’s unsecured long-term debt to Baa3 from Baa2 and changed the outlook for the rating to stable from negative. The change in credit rating will result in an annualized estimated increase of $375,000 in interest expense on existing long-term debt. No debt covenants were affected by the downgrade. Moody’s cited a long-term warming trend in the Company’s service territories, regulatory lag, and weak credit measures as some of the factors behind the downgrade. Moody’s applies a Baa rating to obligations which are considered medium grade obligations with adequate security. A numerical modifier of 1 (high end of the category) through 3 (low end of the category) is included with the Baa to indicate the approximate rank of a company within the range. A securities rating is not a recommendation to buy, sell, or hold a security and is subject to change or withdrawal at any time by the rating agency.

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

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140." SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies several other related issues. The provisions of SFAS No. 155 are effective for the Company for all financial instruments acquired or issued after January 1, 2007. The adoption of the standard is not expected to have a material impact on the financial position or results of operations of the Company.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140." SFAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. The provisions of SFAS No. 156 are effective for the Company for the recognition and initial measurement of servicing assets and liabilities acquired or issued after January 1, 2007. The Company is evaluating what impact, if any, this standard will have on its financial position or results of operations.

In June 2006, the FASB issued Financial Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2006

of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating what impact, if any, this standard will have on its financial position or results of operations.

Forward-Looking Statements

This quarterly report contains statements which constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 ("Reform Act"). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions. The words "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "continue," and similar words and expressions are generally used and intended to identify forward-looking statements. In particular, statements regarding the Company’s anticipated liability relating to a May 2005 accident, customer growth, customer mix and revenue patterns, construction services contribution, estimated future construction expenditures, sufficiency of working capital and ability to raise funds and receive external financing, and statements regarding future gas prices, the recovery of under-recovered PGA balances, the effects of recent accounting pronouncements, and the timing and results of future rate approvals and guidelines are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

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

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2006

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

Based on the most recent evaluation, as of June 30, 2006, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting during the second quarter of 2006 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEMS 1A. through 3.	None.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2006

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on May 4, 2006 with the holders of approximately 35 million of the Company’s common shares represented in person or by proxy. Matters voted upon and the results of the voting were as follows:

(1)	The twelve directors nominated were elected.

Name	Votes For
George C. Biehl	30,978,458
Thomas E. Chestnut	31,700,274
Manuel J. Cortez	31,466,536
Richard M. Gardner	31,700,908
LeRoy C. Hanneman, Jr.	31,709,677
James J. Kropid	31,702,239
Michael O. Maffie	32,452,832
Anne L. Mariucci	31,676,384
Michael J. Melarkey	34,432,601
Jeffrey W. Shaw	31,645,943
Carolyn M. Sparks	31,620,758
Terrence L. Wright	31,694,625

(2)

The proposal to ratify the selection of PricewaterhouseCoopers LLP as independent accountants for the Company was approved. Shareholders voted 34,387,469 shares in favor, 261,137 against with 163,965 abstentions.

ITEM 5.	OTHER INFORMATION

On June 18, 2006, the Company was informed of the death of director Manuel J. Cortez, who passed away that same day. Mr. Cortez served as a distinguished member of the board of directors of the Company since 1991 and will be greatly missed. He served on the compensation and pension plan investment committees of the board at the time of his death. This information was reported in a Form 8-K dated June 18, 2006 filed with the SEC.

ITEM 6.	EXHIBITS

The following documents are filed as part of this report on Form 10-Q:

Exhibit 10.01	Amendment to Credit Facility.
Exhibit 12.01	-	Computation of Ratios of Earnings to Fixed Charges.
Exhibit 31.01	-	Section 302 Certifications.
Exhibit 32.01	-	Section 906 Certifications.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: August 9, 2006

/s/ Roy R. Centrella
Roy R. Centrella
Vice President/Controller and Chief Accounting Officer