Form 10-Q
period 2006-09-30
SOUTHWEST GAS CORP
filed 2006-11-06
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $1 Par Value, 41,464,506 shares as of November 2, 2006.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	SEPTEMBER 30, 2006	DECEMBER 31, 2005
ASSETS
Utility plant:
Gas plant	$3,689,678	$3,516,587
Less: accumulated depreciation	(1,152,639)	(1,083,900)
Acquisition adjustments, net	2,037	2,173
Construction work in progress	56,815	54,287

Net utility plant	2,595,891	2,489,147

Other property and investments	131,896	118,094

Restricted cash	19,332	--

Current assets:
Cash and cash equivalents	31,587	29,603
Accounts receivable, net of allowances	122,389	198,081
Accrued utility revenue	33,000	68,400
Deferred purchased gas costs	63,680	109,415
Prepaids and other current assets	62,243	137,161

Total current assets	312,899	542,660

Deferred charges and other assets	80,173	78,525

Total assets	$3,140,191	$3,228,426

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 45,000,000 shares; issued
and outstanding - 41,406,911 and 39,328,291 shares)	$43,037	$40,958
Additional paid-in capital	686,323	628,248
Accumulated other comprehensive income (loss), net	(41,645)	(41,645)
Retained earnings	135,598	123,574

Total equity	823,313	751,135
Subordinated debentures due to Southwest Gas Capital II	100,000	100,000
Long-term debt, less current maturities	1,266,090	1,224,898

Total capitalization	2,189,403	2,076,033

Current liabilities:
Current maturities of long-term debt	27,355	83,215
Short-term debt	--	24,000
Accounts payable	102,412	259,476
Customer deposits	61,424	57,552
Income taxes payable	4,308	--
Accrued general taxes	44,324	40,526
Accrued interest	21,153	22,472
Deferred income taxes	3,408	68,166
Other current liabilities	67,461	65,546

Total current liabilities	331,845	620,953

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	289,333	234,739
Taxes payable	6,075	7,551
Accumulated removal costs	120,000	105,000
Other deferred credits	203,535	184,150

Total deferred income taxes and other credits	618,943	531,440

Total capitalization and liabilities	$3,140,191	$3,228,426

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2006

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		TWELVE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005	2006	2005
Operating revenues:
Gas operating revenues	$273,041	$239,318	$1,235,351	$1,032,349	$1,658,259	$1,427,402
Construction revenues	78,759	73,960	224,292	184,939	298,379	250,382

Total operating revenues	351,800	313,278	1,459,643	1,217,288	1,956,638	1,677,784

Operating expenses:
Net cost of gas sold	148,527	128,745	760,847	599,697	989,281	794,773
Operations and maintenance	79,446	77,445	234,716	226,678	322,475	302,521
Depreciation and amortization	42,709	39,387	125,345	116,449	165,149	153,600
Taxes other than income taxes	9,515	9,888	25,752	30,277	34,515	38,920
Construction expenses	68,406	63,272	195,225	161,862	259,137	218,617

Total operating expenses	348,603	318,737	1,341,885	1,134,963	1,770,557	1,508,431

Operating income (loss)	3,197	(5,459)	117,758	82,325	186,081	169,353

Other income and (expenses):
Net interest deductions	(21,324)	(20,602)	(65,174)	(60,880)	(86,898)	(82,040)
Net interest deductions on subordinated debentures	(1,931)	(1,931)	(5,793)	(5,792)	(7,724)	(7,725)
Other income (deductions)	2,703	1,038	9,671	4,694	13,091	5,193

Total other income and (expenses)	(20,552)	(21,495)	(61,296)	(61,978)	(81,531)	(84,572)

Income (loss) before income taxes	(17,355)	(26,954)	56,462	20,347	104,550	84,781
Income tax expense (benefit)	(6,619)	(10,510)	19,309	6,779	37,142	30,767

Net income (loss)	$(10,736)	$(16,444)	$37,153	$13,568	$67,408	$54,014

Basic earnings (loss) per share	$(0.26)	$(0.43)	$0.92	$0.36	$1.69	$1.44

Diluted earnings (loss) per share	$(0.26)	$(0.43)	$0.91	$0.36	$1.67	$1.43

Dividends paid per share	$0.205	$0.205	$0.615	$0.615	$0.82	$0.82

Average number of common shares outstanding	40,982	38,528	40,221	37,780	39,957	37,392
Average shares outstanding (assuming dilution)	--	--	40,610	38,101	40,343	37,722

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2006

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,		TWELVE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$37,153	$13,568	$67,408	$54,014
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	125,345	116,449	165,149	153,600
Deferred income taxes	(10,164)	(8,620)	(7,058)	21,118
Changes in current assets and liabilities:
Accounts receivable, net of allowances	75,692	70,434	(14,958)	(18,350)
Accrued utility revenue	35,400	37,882	(1,500)	(618)
Deferred purchased gas costs	45,735	23,070	(3,200)	(4,582)
Accounts payable	(157,064)	(69,884)	4,841	28,608
Accrued taxes	6,630	15,165	(2,819)	15,118
Other current assets and liabilities	78,906	15,533	40,373	(6,124)
Other	(7,015)	(4,609)	11,018	1,321

Net cash provided by operating activities	230,618	208,988	259,254	244,105

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(234,290)	(200,260)	(328,399)	(307,588)
Change in restricted cash	(19,332)	--	(19,332)	--
Other	28,808	(3,185)	33,978	(415)

Net cash used in investing activities	(224,814)	(203,445)	(313,753)	(308,003)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	60,154	55,819	68,471	77,873
Dividends paid	(24,702)	(23,196)	(32,734)	(30,612)
Issuance of long-term debt, net	99,723	65,803	179,176	140,179
Retirement of long-term debt, net	(81,995)	(29,678)	(83,759)	(107,789)
Temporary changes in long-term debt	(33,000)	--	(33,000)	--
Change in short-term debt	(24,000)	(71,000)	(29,000)	(9,000)

Net cash provided by (used in) financing activities	(3,820)	(2,252)	69,154	70,651

Change in cash and cash equivalents	1,984	3,291	14,655	6,753
Cash at beginning of period	29,603	13,641	16,932	10,179

Cash at end of period	$31,587	$16,932	$31,587	$16,932

Supplemental information:
Interest paid, net of amounts capitalized	$69,428	$67,340	$88,553	$87,276
Income taxes paid (received), net	24,799	3,491	27,285	(9,328)

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2006

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

Basis of Presentation. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2005 Annual Report to Shareholders, which is incorporated by reference into the 2005 Form 10-K, and the first and second quarter 2006 Form 10-Qs.

Intercompany Transactions. NPL recognizes revenues generated from contracts with Southwest (see Note 5 below). Accounts receivable for these services were $7.9 million at September 30, 2006 and $8.2 million at December 31, 2005. The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation."

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

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2006

In June 2006, the FASB issued Financial Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for the Company beginning January 1, 2007. The Company is evaluating what impact, if any, this standard might have on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning January 1, 2008. The Company is evaluating what impact, if any, this standard might have on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, in their balance sheets. The Company’s post-retirement obligations are measured every year as of December 31, and, accordingly, have not been estimated for 2006. If SFAS No. 158 had been effective at December 31, 2005, an additional liability of approximately $70 million would have been recorded on the Company’s balance sheet. The provisions of SFAS No. 158 are effective for the Company on December 31, 2006.

Note 3 – Components of Net Periodic Benefit Cost

Southwest has a noncontributory qualified retirement plan with defined benefits covering substantially all employees. Southwest also provides postretirement benefits other than pensions ("PBOP") to its qualified retirees for health care, dental, and life insurance benefits.

	Qualified Retirement Plan
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2006	2005	2006	2005	2006	2005
(Thousands of dollars)
Service cost	$4,071	$3,947	$12,213	$11,841	$16,159	$15,288
Interest cost	6,701	6,332	20,103	18,996	26,434	24,910
Expected return on plan assets	(7,652)	(7,388)	(22,956)	(22,164)	(30,345)	(29,180)
Amortization of prior service costs	(3)	(3)	(9)	(9)	(11)	5
Amortization of net (gain) loss	1,338	613	4,014	1,839	4,628	1,839

Net periodic benefit cost	$4,455	$3,501	$13,365	$10,503	$16,865	$12,862

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2006

	PBOP
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2006	2005	2006	2005	2006	2005
(Thousands of dollars)
Service cost	$214	$209	$641	$627	$851	$807
Interest cost	530	529	1,589	1,587	2,117	2,131
Expected return on plan assets	(454)	(419)	(1,362)	(1,257)	(1,780)	(1,612)
Amortization of unrecognized
transition obligation	216	217	650	651	866	867
Amortization of net (gain) loss	42	34	126	102	160	156

Net periodic benefit cost	$548	$570	$1,644	$1,710	$2,214	$2,349

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2006

Note 4 – Stock-Based Compensation

At September 30, 2006, the Company had two stock-based compensation plans: a stock option plan and a restricted stock (performance share) plan. Prior to January 1, 2006, these plans were accounted for in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) "Share-Based Payment", using the modified prospective transition method. Accordingly, financial information for prior periods has not been restated. The adoption of SFAS No. 123 (revised 2004) did not have a material impact on the Company’s financial condition, results of operations, or cash flows. Under the modified prospective transition method, expense is recognized for any new awards granted after the effective date and for the unvested portion of awards granted prior to the effective date. Total stock-based compensation expense recognized in the condensed consolidated statements of income for the three and nine months ended September 30, 2006 was $897,000 and $2.6 million, net of related tax benefits of $413,000 and $1.5 million, respectively. The pro forma effects of recognizing the estimated fair value of stock-based compensation for periods prior to the adoption of SFAS No. 123 (revised 2004) is presented below (thousands of dollars, except per share amounts):

	Period Ended September 30,
	Three Months	Nine Months	Twelve Months
	2005	2005	2006	2005
Net income (loss), as reported	$(16,444)	$13,568	$67,408	$54,014
Add:
Stock-based employee compensation
expense included in reported net income (loss)
net of related tax benefits	431	1,331	3,718	1,903
Deduct:
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related
tax benefits	(546)	(1,632)	(3,568)	(1,939)

Pro forma net income (loss)	$(16,559)	$13,267	$67,558	$53,978

Earnings (loss) per share:
Basic - as reported	$(0.43)	$0.36	$1.69	$1.44
Basic - pro forma	(0.43)	0.35	1.69	1.44

Diluted - as reported	(0.43)	0.36	1.67	1.43
Diluted - pro forma	(0.43)	0.35	1.67	1.43

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2006

Under the Company’s stock-option plan, the Company may grant options to purchase shares of common stock to key employees and outside directors. Each option has an exercise price equal to the market price of Company common stock on the date of grant and a maximum term of ten years. The options vest 40 percent at the end of year one and 30 percent at the end of years two and three. The grant date fair value of the options was estimated using the Black-Scholes option pricing model in 2005 and 2006 and the extended binomial option pricing model in 2004 and 2003. Information pertaining to option activity for the nine months ended September 30, 2006 is as follows (number of options and aggregate intrinsic value in thousands):

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life		Aggregate intrinsic value *
Outstanding at the beginning
of the year	1,475	$23.70
Granted	252	$32.60
Exercised	(512)	$23.01			$5,281
Forfeited	(6)	$26.81
Expired	(11)	$28.87

Outstanding at September 30, 2006	1,198	$25.80	7.4	Years	$9,011

Exercisable at September 30, 2006	651	$23.52	6.0	Years	$6,376

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of Southwest Gas stock was $33.32 at September 30, 2006.

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$15.00 to $19.13	27	2.8 Years	$18.19	27	$18.19
$20.49 to $26.10	862	7.2 Years	$23.84	564	$23.21
$28.75 to $33.07	309	8.4 Years	$31.92	60	$28.90

	1,198			651

The following assumptions were used in the valuation of the options granted during the third quarter of 2006:

Assumptions	2006
Dividend yield	2.48%
Risk-free interest rate	4.91%
Expected volatility	15%
Expected life	6 years

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2006

As of September 30, 2006, there was $1.8 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a period of 3 years. The total fair value of options vested during the first nine months of 2006 was $1 million. The Company received $11.8 million in cash from the exercise of options during the first nine months of 2006 and a corresponding tax benefit of $1.5 million which was recorded in additional paid-in capital. The following table summarizes the status of the Company’s nonvested options as of September 30, 2006.

	Number of options	Weighted- average grant date fair value
Nonvested at the beginning
of the year	662	$3.00
Granted	252	$5.92
Vested	(361)	$2.79
Forfeited	(6)	$4.15

Nonvested at September 30, 2006	547	$4.47

In addition to the option plan, the Company may issue restricted stock in the form of performance shares to encourage key employees to remain in its employment to achieve short-term and long-term performance goals. Plan participants are eligible to receive a cash bonus (i.e., short-term incentive) and performance shares (i.e., long-term incentive). The performance shares vest after three years from issuance and are subject to a final adjustment as determined by the Board of Directors. The following table summarizes the activity of this plan for the nine months ended September 30, 2006 (thousands of shares):

Nonvested performance shares at beginning of year	$357
Performance shares granted (including dividends)	93
Performance shares forfeited	--
Shares vested and issued*	(130)

Nonvested performance shares at September 30, 2006	320

Average grant date fair value of awards granted this year	$26.97

* Includes shares converted for taxes and retiree payouts.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2006

Note 5 – Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment net income (loss) (thousands of dollars):

	Natural Gas Operations	Construction Services	Total
Three months ended September 30, 2006
Revenues from external customers	$273,041	$59,626	$332,667
Intersegment revenues	--	19,133	19,133

Total	$273,041	$78,759	$351,800

Segment net income (loss)	$(13,780)	$3,044	$(10,736)

Three months ended September 30, 2005
Revenues from external customers	$239,318	$53,538	$292,856
Intersegment revenues	--	20,422	20,422

Total	$239,318	$73,960	$313,278

Segment net income (loss)	$(20,023)	$3,579	$(16,444)

	Natural Gas Operations	Construction Services	Total
Nine months ended September 30, 2006
Revenues from external customers	$1,235,351	$166,399	$1,401,750
Intersegment revenues	--	57,893	57,893

Total	$1,235,351	$224,292	$1,459,643

Segment net income	$28,306	$8,847	$37,153

Nine months ended September 30, 2005
Revenues from external customers	$1,032,349	$133,024	$1,165,373
Intersegment revenues	--	51,915	51,915

Total	$1,032,349	$184,939	$1,217,288

Segment net income	$7,001	$6,567	$13,568

	Natural Gas Operations	Construction Services	Total
Twelve months ended September 30, 2006
Revenues from external customers	$1,658,259	$220,624	$1,878,883
Intersegment revenues	--	77,755	77,755

Total	$1,658,259	$298,379	$1,956,638

Segment net income	$54,975	$12,433	$67,408

Twelve months ended September 30, 2005
Revenues from external customers	$1,427,402	$179,971	$1,607,373
Intersegment revenues	--	70,411	70,411

Total	$1,427,402	$250,382	$1,677,784

Segment net income	$44,363	$9,651	$54,014

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2006

Note 6 – Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2006	2005	2006	2005	2006	2005
Net income (loss)	$(10,736)	$(16,444)	$37,153	$13,568	$67,408	$54,014
Additional minimum pension liability
adjustment, net of $19 million
and $6.5 million tax benefit	--	--	--	--	(30,753)	(10,892)

Comprehensive income (loss)	$(10,736)	$(16,444)	$37,153	$13,568	$36,655	$43,122

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

During the nine months ended September 30, 2006, the Company issued approximately 2.1 million shares of common stock through the Equity Shelf Program, Dividend Reinvestment and Stock Purchase Plan ("DRSPP"), Employee Investment Plan, Management Incentive Plan, and Stock Incentive Plan. Of this activity, approximately 947,000 shares were issued in at-the-market offerings through the Equity Shelf Program at an average price of $29.87 per share.

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

Note 9 – Long-Term Debt

In September 2006, the Company issued $56 million in Clark County, Nevada 4.75% Industrial Development Revenue Bonds (“IDRBs”) Series 2006A pursuant to a financing agreement and indenture. The IDRBs were issued at a discount of 0.625% and are due September 1, 2036. The proceeds from the IDRBs will be used by Southwest to expand and upgrade facilities in Clark County, Nevada.

Note 10 – Restricted Cash

Restricted cash comprises unused proceeds from the issuance of the $56 million IDRBs entered into through a Clark County, Nevada financing program. The proceeds are held in trust and restricted for specific capital expenditures. At September 30, 2006, $19.3 million in proceeds from the issuance of the $56 million IDRBs remained in trust. These funds will be drawn down by Southwest as qualifying construction expenditures are incurred in Clark County, Nevada.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2006

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

Consolidated Results of Operations

	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2006	2005	2006	2005	2006	2005
Contribution to net income (loss)
(Thousands of dollars,
except per share amounts)
Natural gas operations	$(13,780)	$(20,023)	$28,306	$7,001	$54,975	$44,363
Construction services	3,044	3,579	8,847	6,567	12,433	9,651

Net income (loss)	$(10,736)	$(16,444)	$37,153	$13,568	$67,408	$54,014

Basic earnings (loss) per share
Natural gas operations	$(0.34)	$(0.52)	$0.70	$0.19	$1.38	$1.18
Construction services	0.08	0.09	0.22	0.17	0.31	0.26

Consolidated	$(0.26)	$(0.43)	$0.92	$0.36	$1.69	$1.44

Consolidated results of operations improved during the third quarter of 2006 compared to the prior year primarily due to higher operating margin resulting from customer growth and the Arizona general rate increase. See separate discussions at Results of Natural Gas Operations and Results of Construction Services.

Average shares outstanding increased by 2.5 million between the third quarter of 2006 and 2005, 2.4 million between the year-to-date periods, and 2.6 million in the current twelve-month period compared to the same period a year ago, primarily resulting from at-the-market offerings through equity shelf programs and continuing issuances under the Company's various stock plans.

As reflected in the table above, the natural gas operations segment accounted for an average of 82 percent of twelve-month-to-date consolidated net income over the past two years. Accordingly, management’s main focus of discussion in this document is on that segment.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2006

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

General Rate Relief

In February 2006, the Arizona Corporation Commission ("ACC") rendered a general rate decision that increased rates in Arizona by $49.3 million annually effective March 1, 2006. Although the ACC decision did not approve most of the requested improvements in rate design, the rate relief authorized is having a significant positive impact on 2006 operating results. During the third quarter of 2006, general rate relief in Arizona provided a $9 million increase in operating margin, bringing the year-to-date total to $22 million.

In June 2006, the California Public Utility Commission ("CPUC") approved the Company’s 2006 attrition year filing, effective April 13, 2006, following a lengthy delay caused by a protest filed by the Division of Ratepayer Advocates. Annualized rate relief of $3 million was granted of which approximately $1 million was recognized during the third quarter. Immediately following the CPUC’s decision, the Company filed an application requesting that the decision be made effective January 2006, consistent with the initial annual filing. A decision on the matter is expected in the fourth quarter of 2006. During the third quarter, the Company filed its 2007 attrition year request with the CPUC. See the section on Rates and Regulatory Proceedings for additional information on these matters.

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

Customer Growth

Southwest purchases, transports, and distributes natural gas to approximately 1,752,000 residential, commercial, industrial, and other customers, of which 54 percent are located in Arizona, 36 percent are in Nevada, and 10 percent are in California. During the twelve months ended September 30, 2006, Southwest earned 53 percent of operating margin in Arizona, 36 percent in Nevada, and 11 percent in California. During this same period, Southwest earned 85 percent of operating margin from residential and small commercial customers, 6 percent from other sales customers, and 9 percent from transportation customers. These general patterns are expected to continue.

Customer growth has averaged five percent annually in recent years. For the twelve months ended September 30, 2006, customer growth was 4.5 percent. Southwest served 75,000 more customers in the third quarter of 2006 than in the same period of 2005. Incremental margin of $4 million was realized in the third quarter of 2006 primarily as a result of this customer growth.

Customer growth requires significant capital outlays for new transmission and distribution plant and results in higher service costs associated with operating and maintaining such facilities. During the third quarter of 2006, the Company issued 709,000 shares of common stock through its various stock plans, receiving $22 million in net proceeds. In September 2006, the Company issued $56 million in Clark County, Nevada 4.75% IDRBs Series 2006A. The proceeds from the IDRBs will be used by Southwest to expand and upgrade facilities in Clark County, Nevada. In addition, during the third quarter of 2006, Southwest partially offset capital outlays by collecting approximately $13 million in net advances and contributions from customers and third-party contractors.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2006

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

Natural Gas Price Volatility

Since December 2004, natural gas prices have been increasingly volatile surpassing record levels, particularly following the occurrences of Hurricanes Katrina and Rita during the third quarter of 2005 which caused supply interruptions and damaged natural gas production facilities in the U.S. Gulf of Mexico. Increased demand from recently constructed natural gas-fueled electric generating plants continues to affect the price of natural gas. A relatively mild winter in the United States during the 2005/2006 heating season lowered demand for natural gas resulting in reduced prices from recent record levels; however, natural gas price volatility is expected to continue throughout 2006. Sustained high prices can result in increased under-collected purchased gas adjustment ("PGA") balances and thereby temporarily reduce operating cash flows until rate relief is granted to recover the higher costs. See the section on PGA Filings for additional information.

Stock-Based Compensation

During the first quarter of 2006, the Company began expensing all stock-based compensation costs. In the third quarter of 2006, gross expense was $1.3 million including $683,000 for stock options and $627,000 related to performance shares. In the third quarter of 2005, expense related to stock-based compensation (performance shares) was $718,000.

Results of Construction Services Operations

NPL’s contribution to consolidated net income decreased by $535,000 in the third quarter of 2006 when compared to the prior year. The decrease was primarily due to wet weather conditions in NPL operating areas on the east coast of the United States as compared to the prior year period.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2006

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended September 30,
	2006	2005
	(Thousands of dollars)
Gas operating revenues	$273,041	$239,318
Net cost of gas sold	148,527	128,745

Operating margin	124,514	110,573
Operations and maintenance expense	79,446	77,445
Depreciation and amortization	36,896	34,611
Taxes other than income taxes	9,515	9,888

Operating income (loss)	(1,343)	(11,371)
Other income (expense)	1,686	767
Net interest deductions	20,808	20,323
Net interest deductions on subordinated debentures	1,931	1,931

Income (loss) before income taxes	(22,396)	(32,858)
Income tax expense (benefit)	(8,616)	(12,835)

Contribution to consolidated net income (loss)	$(13,780)	$(20,023)

Contribution from natural gas operations improved $6.2 million in the third quarter of 2006 compared to the same period a year ago. The change in contribution was primarily caused by higher operating margin, partially offset by increased operating expenses and financing costs.

Operating margin increased approximately $14 million, or 13 percent, in the third quarter of 2006 compared to the third quarter of 2005. During the last twelve months, the Company added 75,000 customers, an increase of over four percent. New customers contributed an incremental $4 million in operating margin during the quarter. Rate relief added $10 million ($9 million in Arizona) in operating margin compared to the prior year.

Operations and maintenance expense increased $2 million, or three percent, primarily due to the incremental costs associated with providing service to a growing customer base. Factors contributing to the increase included uncollectible expenses, employee-related costs, and incremental stock-based compensation costs, partially offset by lower costs associated with injuries and damages claims.

Depreciation expense increased $2.3 million, or seven percent, as a result of construction activities. Average gas plant in service increased $233 million, or seven percent, as compared to the third quarter of 2005. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

General taxes declined slightly as the impact of higher gas plant balances was offset by reduced property tax rates in Arizona.

Other income (expense) increased $919,000 during the third quarter of 2006 compared to the same period in 2005 due to interest income primarily associated with the unrecovered balance of deferred purchased gas costs and an increase in the allowance for equity funds used during construction.

Net financing costs rose $485,000, or two percent, between the third quarters of 2006 and 2005 primarily due to an increase in average debt outstanding and higher rates on variable-rate debt.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2006

Nine-Month Analysis

	Nine Months Ended September 30,
	2006	2005
	(Thousands of dollars)
Gas operating revenues	$1,235,351	$1,032,349
Net cost of gas sold	760,847	599,697

Operating margin	474,504	432,652
Operations and maintenance expense	234,716	226,678
Depreciation and amortization	109,012	103,068
Taxes other than income taxes	25,752	30,277

Operating income	105,024	72,629
Other income (expense)	6,567	2,853
Net interest deductions	64,015	60,244
Net interest deductions on subordinated debentures	5,793	5,792

Income before income taxes	41,783	9,446
Income tax expense	13,477	2,445

Contribution to consolidated net income	$28,306	$7,001

Contribution from natural gas operations increased $21.3 million in the first nine months of 2006 compared to the same period a year ago. The increase was principally attributed to higher operating margin, the property tax settlement in Arizona, and improved other income, partially offset by higher operating expenses and financing costs.

Operating margin increased approximately $42 million, or 10 percent, in the first nine months of 2006 compared to the first nine months of 2005. New and acquired customers, coupled with additional amounts from existing transportation and nonweather-sensitive sales customers, contributed an incremental $21 million in operating margin during the current period. In April 2005, the Company added 19,000 customers when it acquired the South Lake Tahoe properties. Rate relief in all service territories added $24 million ($22 million in Arizona). Differences in heating demand primarily caused by weather variations between periods resulted in a $3 million margin decrease as warmer-than-normal temperatures were experienced during both periods. During the current period, operating margin was negatively impacted by $13 million, while the negative impact in the prior-year period was $10 million.

Operations and maintenance expense increased $8 million, or four percent, principally due to the impact of general cost increases and incremental costs associated with providing service to a growing customer base. Factors contributing to the increase included uncollectible expenses, employee-related costs, and incremental stock-based compensation costs, partially offset by lower costs associated with injuries and damages claims.

Depreciation expense increased $5.9 million, or six percent, as a result of construction activities. Average gas plant in service increased $235 million, or seven percent, as compared to the first nine months of 2005. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities, the expansion of the system to accommodate continued customer growth, and the purchase of the South Lake Tahoe properties in April 2005.

General taxes decreased $4.5 million primarily as a result of the property tax settlement in Arizona (see "Property Tax Settlement" for additional information) and Arizona legislation signed in June that reduced property tax rates, retroactive to January 2006.

Other income (expense) increased $3.7 million during the first nine months of 2006 compared to the same period in 2005. The current period includes a $2 million increase in interest income primarily associated with the unrecovered balance of deferred purchased gas costs, $1 million in interest income related to the property tax settlement discussed above, and a $649,000 increase in the allowance for equity funds used during construction.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2006

Net financing costs increased $3.8 million, or six percent, between periods primarily due to an increase in average debt outstanding and higher rates on variable-rate debt.

Income tax expense in the current period includes a nonrecurring $1.7 million state income tax benefit.

Twelve-Month Analysis

	Twelve Months Ended September 30,
	2006	2005
	(Thousands of dollars)
Gas operating revenues	$1,658,259	$1,427,402
Net cost of gas sold	989,281	794,773

Operating margin	668,978	632,629
Operations and maintenance expense	322,475	302,521
Depreciation and amortization	143,925	136,187
Taxes other than income taxes	34,515	38,920

Operating income	168,063	155,001
Other income (expense)	8,801	2,837
Net interest deductions	85,366	81,259
Net interest deductions on subordinated debentures	7,724	7,725

Income before income taxes	83,774	68,854
Income tax expense	28,799	24,491

Contribution to consolidated net income	$54,975	$44,363

Contribution to consolidated net income from natural gas operations increased $10.6 million in the current twelve-month period compared to the same period a year ago. The improvement in contribution was primarily caused by higher operating margin, the property tax settlement, and improved other income, partially offset by increased operating expenses and financing costs.

Operating margin increased $36 million between periods. Customer growth contributed an incremental $26 million and rate relief in Arizona and California added $24 million. Differences in heating demand caused primarily by weather variations between periods resulted in a $14 million operating margin decrease as warmer-than-normal temperatures were experienced during both periods.

Operations and maintenance expense increased $20 million, or seven percent, between periods reflecting general cost increases and incremental operating costs associated with serving additional customers. A significant component of the variance related to a $10 million nonrecurring provision for an injuries and damages case made in December 2005 (see Insurance Coverage below for more information). Additional factors included increases in insurance premiums, uncollectible expenses, and employee-related expenses.

Depreciation expense increased $7.7 million, or six percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $238 million, or seven percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

General taxes decreased $4.4 million, or 11 percent, primarily as a result of the property tax settlement and tax rate reductions in Arizona.

Other income (expense) increased $6 million in the current twelve-month period compared to the same period in 2005. Returns on long-term investments improved by approximately $1.5 million in the current period. The current period also includes $1 million of interest income on the property tax settlement discussed above, a $2.2 million net improvement in

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2006

interest income primarily associated with the unrecovered balance of deferred purchased gas costs, and a $1.4 million increase in the allowance for equity funds used during construction.

Net financing costs increased $4.1 million, or five percent, primarily due to an increase in average debt outstanding to help finance growth and the deferred purchased gas cost balance and higher rates on variable-rate debt.

Income tax expense in the current period includes a nonrecurring $1.7 million state income tax benefit.

Results of Construction Services

For the three months ended September 30, 2006, construction revenues and construction expenses increased six and eight percent, respectively, when compared to the corresponding periods in 2005. These increases reflect a greater amount of work in several of NPL’s operating areas. Contribution to consolidated net income for the three months ended September 30, 2006 decreased $535,000 when compared to the corresponding period in 2005. Wet weather in NPL’s operating areas on the east coast of the United States was the primary reason for the decrease. Contribution to consolidated net income for the nine and twelve months ended September 30, 2006 increased $2.3 million and $2.8 million, respectively, when compared to the corresponding periods in 2005. These increases were primarily due to favorable weather conditions in the majority of NPL’s operating areas during the first two quarters of 2006, overall revenue growth, reduced insurance costs, an improvement in the number of profitable bid jobs, an advantageous mix of work, and a favorable equipment resale market. The amount of work received under existing blanket contracts, the amount of bid work, and the equipment resale market vary from period to period.

Rates and Regulatory Proceedings

Arizona General Rate Case. In February 2006, the ACC rendered a decision on the general rate case filed by Southwest in December 2004. The ACC approved a $49.3 million increase in operating revenues, effective March 2006. The decision did not include the rate design changes or the conservation tracker Southwest had requested. While the ACC did authorize an increase in the customer charge by $1.70 per month, the rate design approved continues to expose customers, investors and the Company to the risks associated with weather volatility. The ACC did however encourage Southwest to work with the ACC Staff and other interested parties prospectively to seek rate design alternatives that will provide benefits to all affected stakeholders. These collaborative discussions began during the third quarter of 2006 and will continue in the future. Southwest estimates that operating margin through September 2006 reflected over $22 million of general rate relief in Arizona.

California Attrition Filings. In October 2005, Southwest made its 2006 annual attrition filing requesting a $4.5 million increase in operating margin. The effective date of new rates was originally anticipated to be January 2006. The Division of Ratepayer Advocates ("DRA") filed a protest to the attrition filing disagreeing with certain aspects of the Company’s calculation. As a result of the protest, the Energy Division suspended the filing. In December 2005, Southwest filed a motion requesting authorization to establish a memorandum account to track the related revenue shortfall between the existing and proposed rates in the attrition filing. The motion was approved effective April 13, 2006. In June 2006, the CPUC approved the revised 2006 attrition retroactive to the date of the memorandum account in April. Annualized rate relief of $3 million was granted of which approximately $1 million was recognized during the third quarter. The Company has also filed an application requesting that the memorandum account be made effective January 2006, consistent with the initial annual filing, thereby permitting the Company to recover an estimated $1.3 million in operating margin resulting from the delayed effective date. The Company expects the CPUC to render a decision on the matter during the fourth quarter of 2006.

In October 2006, the Company made its 2007 annual attrition filing requesting a $2.7 million increase in operating margin. The increase in customer rates was requested to be made effective January 2007; however, the Company concurrently filed for approval of a memorandum account to allow for the margin increase to be made effective in

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2006

January 2007 regardless of potential delays by the CPUC in addressing the filing. The Company expects decisions on these filings during the fourth quarter of 2006.

Nevada Weather Normalization Adjustment Provision. In March 2005, Southwest filed an application requesting the Public Utilities Commission of Nevada ("PUCN") to approve a weather normalization adjustment provision in advance of the Company's next general rate case. This filing requested that winter season billing volumes for weather sensitive customers be adjusted to reflect consumption variations that can be attributed to departures from normal weather. In the second quarter of 2005, the PUCN opened an investigation/rulemaking docket to address the issue of weather normalization, and in November 2005, the PUCN requested additional information. A joint report of the Regulatory Operations Staff and Bureau of Consumer Protection was filed in July 2006 recommending approval of a weather normalization adjustment provision. The PUCN is expected to issue guidelines regarding the methodology to be used in any future mechanisms, which the Company could propose in its next general rate application.

PGA Filings

All of Southwest's state regulatory commissions have regulations that permit the Company to track and recover its actual costs of purchased gas. Deferred energy provisions and purchased gas adjustment clauses are collectively referred to as "PGA" clauses. PGA filings are subject to audit by state regulatory commissions. PGA rate changes impact cash flows but have no direct impact on profit margin. As of September 30, 2006 and December 31, 2005, Southwest had the following outstanding PGA balances receivable (millions of dollars):

	September 30, 2006	December 31, 2005
Arizona	$62.2	$46.8
Northern Nevada	(1.4)	12.6
Southern Nevada	4.8	39.4
California	(1.9)	10.6

	$63.7	$109.4

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

Nevada Deferred Energy Adjustment Filing. Nevada Senate Bill No. 238, which became effective in October 2005, provides for quarterly gas cost adjustments calculated on a twelve-month rolling average. Adjustments are subject to an annual prudence review and audit of the natural gas costs incurred. The Company’s first quarterly adjustment, effective May 2006, resulted in slight reductions to current gas cost recovery rates. The second quarterly adjustment resulted in an annualized increase of $9 million in gas cost recovery rates, effective August 2006. The Company’s third quarterly adjustment, approved effective November 2006, will result in an annualized increase of $1.7 million.

Other Filings

El Paso Transmission System. In June 2005, El Paso Natural Gas Company ("El Paso") filed a general rate case application with the Federal Energy Regulatory Commission. (Southwest is dependent upon El Paso for the transportation of natural gas for virtually all of its Arizona service territories and, through September 2006, part of its southern Nevada service territories.) As part of its application, which is the first since the conversion of full requirements customers like Southwest to contract demand services, El Paso proposed various tariff changes along with new service offerings. The 2006 increase in gas transportation costs to Southwest is estimated to be $25 million. The new rates became effective January 2006, subject to refund. However, the implementation of new services and certain overrun and imbalance penalty charges proposed in El Paso’s application is being phased-in during the period June 2006 through

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2006

November 2006. Southwest cannot predict when a final order or settlement of the case will occur, however full recovery of any increased costs is expected.

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

Construction Expenditures and Financing

Southwest continues to experience high customer growth. This growth has required significant capital outlays for new transmission and distribution plant, to keep up with consumer demand. During the twelve-month period ended September 30, 2006, construction expenditures for the natural gas operations segment were $288 million. Approximately 74 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest (net of dividends paid) provided $207 million of the required capital resources pertaining to total capital expenditures for the twelve months ended September 30, 2006. The remainder was provided from external financing activities and existing credit facilities.

Southwest estimates construction expenditures during the three-year period ending December 31, 2008 will be approximately $778 million. Of this amount, approximately $284 million are expected to be incurred in 2006. During the three-year period, cash flows from operating activities (net of dividends) is estimated to fund approximately 90 percent of the gas operations’ total construction expenditures, assuming timely recovery of currently deferred PGA balances. Southwest also has $117 million in long-term debt maturities over the three-year period, including $75 million which was retired in August 2006. The Company expects to raise $75 million to $100 million from its various common stock programs. The remaining cash requirements are expected to be provided by other external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest service areas, and earnings. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, contributions and advances, and other forms of financing.

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

During the nine months ended September 30, 2006, approximately 947,000 shares were issued in at-the-market offerings through the Equity Shelf Program at an average price of $29.87 per share with gross proceeds of $28.3 million, agent commissions of $283,000, and net proceeds of $28 million. Third quarter 2006 activity was 279,000 shares at an average price of $33.20, gross proceeds of $9.3 million, agent commissions of $93,000, and net proceeds of $9.2 million. During the three months ended September 30, 2006, the Company issued approximately 429,000 additional shares of common stock through the Dividend Reinvestment and Stock Purchase Plan ("DRSPP"), Employee Investment Plan, Management Incentive Plan, and Stock Incentive Plan.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2006

In September 2006, the Company issued $56 million in Clark County, Nevada 4.75% IDRBs Series 2006A pursuant to a financing agreement and indenture. The IDRBs were issued at a discount of 0.625% and are due September 1, 2036. At September 30, 2006, $19.3 million in proceeds from the issuance of the IDRBs remained in trust. The proceeds from the IDRBs will be used by Southwest to expand and upgrade facilities in Clark County, Nevada.

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

Since December 2004, natural gas prices have been increasingly volatile surpassing record levels, particularly following the occurrences of Hurricanes Katrina and Rita during the third quarter of 2005 which caused supply interruptions and damaged natural gas production facilities in the U.S. Gulf of Mexico. Increased demand from recently constructed natural gas-fueled electric generating plants continues to affect the price of natural gas. A relatively mild winter in the United States during the 2005/2006 heating season lowered demand for natural gas resulting in reduced prices from recent record levels; however, natural gas price volatility is expected to continue throughout 2006.

Southwest periodically enters into fixed-price term contracts to mitigate price volatility. About half of Southwest’s normal weather supply needs for the upcoming 2006/2007 heating season have been secured using short duration fixed-price contracts (generally less than one year). Natural gas purchases not covered by fixed-price contracts are made under variable-price contracts with firm quantities and on the spot market, which is subject to market fluctuations. Southwest does not currently utilize other stand-alone derivative financial instruments for speculative purposes, or for hedging; however, a hedging program utilizing stand-alone derivative instruments to mitigate price volatility is planned starting in the spring of 2007. The costs of such derivative financial instruments are expected to be recovered from customers as part of the PGA mechanisms in each jurisdiction.

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

On an interim basis, Southwest generally defers over or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At September 30, 2006, the combined balances in PGA accounts totaled an under-collection of $64 million versus an under-collection of $109 million at December 31, 2005. See PGA Filings section for more information on recent regulatory filings. Southwest has the ability to draw on short-term borrowings to temporarily finance under-collected PGA balances. At September 30, 2006, the short-term portion of its credit facility had no borrowings outstanding.

The following table sets forth the ratios of earnings to fixed charges for the Company. Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	September 30, 2006	December 31, 2005
Ratio of earnings to fixed charges	2.02	1.70

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2006

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

Insurance Coverage

The Company maintains liability insurance for various risks associated with the operation of its natural gas pipelines and facilities. In connection with these liability insurance policies, the Company has been responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. For the policy year August 2004 to July 2005, the self-insured retention amount associated with general liability claims was $1 million per incident plus payment of the first $10 million in aggregate claims above $1 million in the policy year. In May 2005, a leaking natural gas line was involved in a fire that severely injured an individual. The leak is believed to have been caused by a rock impinging upon a natural gas line that was installed for Southwest Gas and that is owned and operated by the Company. In December 2005, the plaintiffs filed a complaint against the Company claiming $3.4 million in medical bills, $12 million in future medical expenses, and unspecified claims for general and punitive damages. By December 2005, the Company had recorded a total liability related to this incident equal to the Company’s maximum self-insured retention level of $11 million. In late October 2006, a settlement of the matter was reached, subject to final court approval that is anticipated before year end. The amount of the settlement that exceeds $11 million is covered by insurance. The Company’s current insurance contracts limit the self-insured retention to $1 million per incident plus payment of the first $5 million in aggregate claims above $1 million.

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

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2006

In June 2006, the FASB issued Financial Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for the Company beginning January 1, 2007. The Company is evaluating what impact, if any, this standard might have on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning January 1, 2008. The Company is evaluating what impact, if any, this standard might have on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, in their balance sheets. The Company’s post-retirement obligations are measured every year as of December 31, and, accordingly, have not been estimated for 2006. If SFAS No. 158 had been effective at December 31, 2005, an additional liability of approximately $70 million would have been recorded on the Company’s balance sheet. The provisions of SFAS No. 158 are effective for the Company on December 31, 2006.

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

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2006

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

Based on the most recent evaluation, as of September 30, 2006, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting during the third quarter of 2006 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2006

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company maintains liability insurance for various risks associated with the operation of its natural gas pipelines and facilities. In connection with these liability insurance policies, the Company has been responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. For the policy year August 2004 to July 2005, the self-insured retention amount associated with general liability claims increased from $1 million per incident to $1 million per incident plus payment of the first $10 million in aggregate claims above $1 million in the policy year. In May 2005, a leaking natural gas line was involved in a fire that severely injured an individual. The leak is believed to have been caused by a rock impinging upon a natural gas line that was installed for Southwest Gas and that is owned and operated by the Company. A complaint was filed against the Company in December 2005 in which the plaintiffs have claimed $3.4 million in medical bills, $12 million in future medical expenses, and made unspecified claims for general and punitive damages. By December 2005, the Company had recorded an $11 million liability (the maximum noted above) related to this incident. In late October 2006, a settlement of the matter was reached, subject to final court approval that is anticipated before year end. The amount of the settlement that exceeds $11 million is covered by insurance.

The Company is named as a defendant in various legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that none of this litigation individually or in the aggregate will have a material adverse impact on the Company’s financial position or results of operations.

ITEMS 1A. through 5.	None.

Item 6.	Exhibits

The following documents are filed as part of this report on Form 10-Q:

Exhibit 4.01	-	Indenture for $56 million Clark County IDRBs.
Exhibit 10.01	-	Financing Agreement for $56 million Clark County IDRBs.
Exhibit 12.01	-	Computation of Ratios of Earnings to Fixed Charges.
Exhibit 31.01	-	Section 302 Certifications.
Exhibit 32.01	-	Section 906 Certifications.

SOUTHWEST GAS CORPORATION	Form 10-Q

September 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: November 6, 2006

/s/ Roy R. Centrella
Roy R. Centrella
Vice President/Controller and Chief Accounting Officer

