Form 10-K
period 2006-12-31
SOUTHWEST GAS CORP
filed 2007-03-01
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☑

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

Large accelerated filer  ☑                 Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant:

$1,275,488,075 as of June 30, 2006

The number of shares outstanding of common stock:

Common Stock, $1 Par Value, 41,997,015 shares as of February 15, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Description	Part Into Which Incorporated
Annual Report to Shareholders for the Year Ended December 31, 2006	Parts I, II, and IV
2007 Proxy Statement	Part III

PART I

PART I

Item 1.	BUSINESS

Southwest Gas Corporation (the “Company”) was incorporated in March 1931 under the laws of the state of California. The Company is composed of two business segments: natural gas operations (“Southwest” or the “natural gas operations” segment) and construction services.

Southwest is engaged in the business of purchasing, transporting, and distributing natural gas in portions of Arizona, Nevada, and California. Southwest is the largest distributor of natural gas in Arizona, selling and transporting natural gas in most of central and southern Arizona, including the Phoenix and Tucson metropolitan areas. Southwest is also the largest distributor of natural gas in Nevada, serving the Las Vegas metropolitan area and northern Nevada. In addition, Southwest distributes and transports natural gas in portions of California, including the Lake Tahoe area and the high desert and mountain areas in San Bernardino County.

Northern Pipeline Construction Co. (“NPL” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.

Financial information concerning the Company’s business segments is included in Note 12 of the Notes to Consolidated Financial Statements, which is included in the 2006 Annual Report to Shareholders and is incorporated herein by reference.

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

As of December 31, 2006, Southwest purchased and distributed or transported natural gas to 1,784,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. There were 71,000 customers added to the system during 2006.

The table below lists the percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

	Distribution
For the Year Ended	Residential and Small Commercial	Other Sales Customers	Transportation
December 31, 2006	85%	6%	9%
December 31, 2005	86%	5%	9%
December 31, 2004	86%	5%	9%

Southwest is not dependent on any one or a few customers such that the loss of any one or several would have a significant adverse impact on earnings or cash flows.

Transportation of customer-secured gas to end-users accounted for 48 percent of total system throughput in 2006. Customers who utilized this service transported 118 million dekatherms in 2006, 127 million dekatherms in 2005, and 126 million dekatherms in 2004. Although these volumes were significant, these customers provide a much smaller proportionate share of operating margin.

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

Rates charged to customers vary according to customer class and rate jurisdiction and are set at levels that are intended to allow for the recovery of all prudently incurred costs, including a return on rate base sufficient to pay interest on debt and subordinated debentures, and a reasonable return on common equity. Rate base consists generally of the original cost of utility plant in service, plus certain other assets such as working capital and inventories, less accumulated depreciation on utility plant in service, net deferred income tax liabilities, and certain other deductions. Rate schedules in Southwest’s service territories, with the exception of Nevada, contain purchased gas adjustment clauses, which allow Southwest to file for rate adjustments as the cost of purchased gas changes. In Nevada, effective November 2005, Southwest began operating under the deferred energy regulations as established by the Nevada Administrative Code, which governs the recovery of energy costs in the state. These provisions result in little difference from purchased gas adjustment clauses in the method used to account for or report purchased gas costs, including the ability of the Company to defer over or under-collections of gas costs to balancing accounts. Effective October 2005, the Company began filing for quarterly gas cost adjustments in Nevada, calculated on a twelve-month rolling average. These adjustments are made effective immediately upon filing each quarter, but are subject to an annual prudence review and audit of the natural gas costs incurred. The Company filed its first quarterly adjustment in April 2006. Deferred energy and purchased gas adjustment (collectively “PGA”) rate changes affect cash flows but have no direct impact on profit margin. Filings to change rates in accordance with PGA clauses are subject to audit by the appropriate state regulatory commission staff. Information with respect to recent general rate cases and PGA filings is included in the Rates and Regulatory Proceedings section of Management’s Discussion and Analysis (“MD&A”) in the 2006 Annual Report to Shareholders.

The table below lists the docketed general rate filings last initiated and the status of such filing within each ratemaking area:

Ratemaking Area	Type of Filing	Month Filed	Month Final Rates Effective
Arizona	General rate case	December 2004	March 2006
California:
Northern and Southern	General rate case	February 2002	May 2003
Northern and Southern	Annual attrition	October 2006	January 2007
Nevada:
Northern and Southern	General rate case	March 2004	September 2004
FERC:
Paiute	General rate case	January 2005	August 2005

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

Demand for natural gas is greatly affected by temperature. On cold days, use of gas by residential and commercial customers may be as much as six times greater than on warm days because of increased use of gas for space heating. To fully satisfy this increased high-priority demand, gas is withdrawn from storage in certain service areas, or peaking supplies are purchased from suppliers. If necessary, service to interruptible lower-priority customers may be curtailed to provide the needed delivery system capacity. No weather-related curtailments occurred during the latest peak heating season. Southwest maintains no significant backlog on its orders for gas service.

Natural Gas Supply

Southwest is responsible for acquiring (purchasing) and arranging delivery of (transporting via interstate pipelines) natural gas to its system for all sales customers.

The primary objective of Southwest in acquiring gas supply is to ensure that adequate supplies of natural gas are available from reliable sources at the best cost. Gas is acquired from a wide variety of sources and a mix of purchase provisions, including spot market purchases and firm supplies with a variety of terms. During 2006, Southwest acquired gas supplies from 56 suppliers. Southwest regularly monitors the number of suppliers, their quality and their relative contribution to the overall customer supply portfolio. New suppliers are contracted whenever possible, and solicitations for supplies are extended to the largest possible list of suppliers. Competitive pricing, flexibility in meeting Southwest requirements, and aggressive participation by suppliers who have demonstrated reliability of service are key to their inclusion in the annual portfolio mix. The goal of this practice is to mitigate the risk of nonperformance by any one supplier and ensure competitive prices for customer supplies.

Balancing reliable supply assurances with the associated costs results in a continually changing mix of purchase provisions within the supply portfolios. To address the unique requirements of its various market areas, Southwest assembles and administers a separate natural gas supply portfolio for each of its jurisdictional areas. Firm and spot market natural gas purchases are made in a competitive bid environment. Southwest has experienced price volatility over the past five years, as the weighted average delivered cost of natural gas has ranged from a low of 38 cents per therm in 2002 to a high of 79 cents per therm in 2006. Price volatility is expected to continue throughout 2007.

To mitigate customer exposure to market price volatility, Southwest continues to purchase a significant percentage of its forecasted annual normal weather requirements under firm, fixed-price arrangements that are secured periodically throughout the year. About half of Southwest’s annual normal weather supply needs are secured using short duration contracts (one year or less). For the 2006/2007 heating season, fixed-price contracts ranged in price from $6 to $11 per dekatherm. Natural gas purchases not covered by fixed-price contracts are made under variable-price contracts with firm quantities and on the spot market. Prices for these contracts are not known until the month of purchase.

The firm, fixed-price arrangements are structured such that a stated volume of gas is required to be scheduled by Southwest and delivered by the supplier. If the gas is not needed by Southwest or cannot be procured by the supplier, the contract provides for fixed or market-based penalties to be paid by the non-performing party.

In managing its gas supply portfolios, Southwest uses the fixed-price and variable-price arrangements noted above, but does not currently utilize other stand-alone derivative financial instruments for speculative purposes or for hedging. During 2007, Southwest intends to supplement its current volatility mitigation program with stand-alone financial derivative instruments. The combination of fixed-price contracts and derivative instruments should increase flexibility for Southwest and increase supplier diversification. The costs of such derivative financial instruments are expected to be recovered from customers. None of the Company’s current long-term financial instruments or other contracts are derivatives that are marked to market or contain embedded derivatives with significant mark-to-market value.

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

Southwest arranges for transportation of gas to its Arizona, Nevada, and California service territories through the pipeline systems of El Paso Natural Gas Company (“El Paso”), Kern River Gas Transmission Company (“Kern River”), Transwestern Pipeline Company (“Transwestern”), Northwest Pipeline Corporation, Tuscarora Gas Pipeline Company (“Tuscarora”), Southern California Gas Company, and Paiute. Supply and pipeline capacity availability on both short- and long-term bases is regularly monitored by Southwest to ensure the reliability of service to its customers. Southwest currently receives firm transportation service, both on a short- and long-term basis, for all of its service territories on the pipeline systems noted above and also has interruptible contracts in place that allow additional capacity to be acquired should an unforeseen need arise.

Southwest is dependent upon the El Paso pipeline system for the transportation of gas to virtually all of its Arizona service territories and, for part of 2006, to a portion of its southern Nevada service territory. During 2005, Southwest entered into negotiations with alternative transportation service providers to evaluate capacity options for its southern Nevada service territory. After evaluating several proposals, Transwestern was chosen to replace the capacity previously provided by El Paso for southern Nevada, effective September 2006. The new five-year contract with Transwestern extends capacity during winter months and provides greater flexibility in meeting monthly requirements. Rates under the new contract do not differ significantly from those previously paid. El Paso service is available in Southern Nevada on an interruptible basis.

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

Southwest competes with interstate transmission pipeline companies, such as El Paso, Kern River, Transwestern and Tuscarora, to provide service to certain large end-users. End-use customers located in proximity to these interstate pipelines pose a potential bypass threat. Southwest attempts to closely monitor each customer situation and provide competitive service in order to retain the customer. Southwest has remained competitive through the use of negotiated transportation contract rates, special long-term contracts with electric generation and cogeneration customers, and other tariff programs. These competitive response initiatives have mitigated the loss of margin earned from large customers.

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

Employees

At December 31, 2006, the natural gas operations segment had 2,525 regular full-time equivalent employees. Southwest believes it has a good relationship with its employees and that compensation, benefits, and working conditions afforded its employees are comparable to those generally found in the utility industry. No employees are represented by a union.

CONSTRUCTION SERVICES

NPL is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems. NPL contracts primarily with LDCs to install, repair, and maintain energy distribution systems from the town border station to the end-user. The primary focus of business operations is main and service replacement as well as new business installations. Construction work varies from relatively small projects to the piping of entire communities. Construction activity is seasonal in most areas. Peak construction periods are the summer and fall months in colder climate areas, such as the Midwest. In the warmer climate areas, such as the southwestern United States, construction continues year round. Construction activity is also cyclical and can be significantly impacted by changes in general and local economic conditions, including interest rates, employment levels, job growth, equipment resale market, and local and federal tax rates.

NPL business activities are often concentrated in utility service territories where existing energy lines are scheduled for replacement. An LDC will typically contract with NPL to provide pipe replacement services and new line installations. Contract terms generally specify unit-price or fixed-price arrangements. Unit-price contracts establish prices for all of the various services to be performed during the contract period. These contracts often have annual pricing reviews. During 2006, approximately 91 percent of revenue was earned under unit-price contracts. As of December 31, 2006, no significant backlog existed with respect to outstanding construction contracts.

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

Competition within the industry has traditionally been limited to several regional competitors in what has been a largely fragmented industry. Several national competitors also exist within the industry. NPL currently operates in approximately 16 major markets nationwide. Its customers are the primary LDCs in those markets. During 2006, NPL served 59 major customers, with Southwest accounting for approximately 27 percent of NPL revenues. With the exception of three other customers that in total accounted for approximately 31 percent of revenue, no other customer had a relatively significant contribution to NPL revenues.

Employment fluctuates between seasonal construction periods, which are normally heaviest in the summer and fall months. At December 31, 2006, NPL had 2,377 regular full-time equivalent employees. Employment peaked in September 2006 when there were 2,526 employees. Most employees are represented by unions and are covered by collective bargaining agreements, which is typical of the utility construction industry.

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

Although the Company is not able to predict all factors that may affect future results, described below (and in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of this report) are some of the risk factors identified by the Company that may have a negative impact on our future financial performance or affect whether we achieve the goals or expectations expressed or implied in any forward-looking statements contained herein. Unless indicated otherwise, references below to “we,” “us” and “our” should be read to refer to Southwest Gas Corporation and its subsidiaries.

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

Rate schedules in each of our service territories contain PGA clauses which permit us to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. We have used short-term borrowings in the past to temporarily finance increases in purchased gas costs, and we expect to do so during 2007, if the need again arises.

We may file requests for rate increases to cover the rise in the costs of purchased gas. Due to the nature of the regulatory process, there is a risk of a disallowance of full recovery of these costs during any period in which there has been a substantial run-up of these costs or our costs are more volatile. Any disallowance of purchased gas costs would reduce cash flow and earnings.

Governmental policies and regulatory actions can reduce our earnings.

Regulatory commissions set our rates and determine what we can charge for our rate-regulated services. Our ability to obtain timely future rate increases depends on regulatory discretion. Governmental policies and regulatory actions, including those of the ACC, the CPUC, the FERC, and the PUCN relating to allowed rates of return, rate structure, purchased gas and investment recovery, operation and construction of facilities, present or prospective wholesale and retail competition, changes in tax laws and policies, and changes in and compliance with environmental and safety laws and policies, can reduce our earnings. Risks and uncertainties relating to delays in obtaining regulatory approvals, conditions imposed in regulatory approvals, or determinations in regulatory investigations can also impact financial performance. In particular, the timing and amount of rate relief can materially impact results of operation.

We are unable to predict what types of conditions might be imposed on Southwest or what types of determinations might be made in pending or future regulatory proceedings or investigations. We nevertheless believe that it is not uncommon for conditions to be imposed in regulatory proceedings, for Southwest to agree to conditions as part of a settlement of a regulatory proceeding, or for determinations to be made in regulatory investigations that reduce our earnings and liquidity. For example, we may request recovery of a particular operating expense in a general rate case filing that a regulator disallows, negatively impacting our earnings.

Significant customer growth in Arizona and Nevada could strain our capital resources.

We continue to experience significant population and customer growth throughout our service territories. During 2006, we added 71,000 customers, a four percent growth rate. This growth has required large amounts of capital to finance the investment in new transmission and distribution plant. In 2006, our natural gas construction expenditures totaled $306 million. Approximately 76 percent of these current-period expenditures represented new construction, and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant.

Cash flows from operating activities (net of dividends) have been insufficient, and are expected to continue to be insufficient, to fund all necessary capital expenditures. We have funded this shortfall through the issuance of additional debt and equity securities, and expect to continue to do so. However, our ability to issue additional securities is dependent upon, among other things, conditions in the capital markets, regulatory authorizations, our credit rating, and our level of earnings.

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

The demand for natural gas is seasonal and is greatly affected by temperature. Variability in weather from normal temperatures can materially impact results of operations, particularly in our Arizona service territories where rates are highly leveraged. On cold days, use of gas by residential and commercial customers may be as much as six times greater than on warm days because of the increased use of gas for space heating. Weather has been and will continue to be one of the dominant factors in our financial performance.

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

We rely on having access to interstate pipelines’ transportation capacity. If these pipelines were not available, it could impact our ability to meet our customers’ full requirements.

We must acquire both sufficient natural gas supplies and interstate pipeline capacity to meet customer requirements. We must contract for reliable and adequate delivery capacity for our distribution system, while considering the dynamics of the interstate pipeline capacity market, our own in-system resources, as well as the characteristics of our customer base. Interruptions to or reductions of interstate pipeline service caused by physical constraints, excessive customer usage or other force majeure could reduce our normal supply of gas, particularly in our Arizona service territories where we are wholly dependent upon the El Paso pipeline system. A prolonged interruption or reduction of service, particularly during the winter heating season, would reduce cash flow and earnings.

A significant reduction in our credit ratings could materially and adversely affect our business, financial condition, and results of operations.

We cannot be certain that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. For example, in May 2006, Moody’s Investors Service, Inc. (“Moody’s”) lowered its rating on the Company’s unsecured long-term debt to Baa3 from Baa2 and changed the outlook for the rating to stable from negative. The change in credit rating will result in an estimated annualized increase of $375,000 in interest expense on existing long-term debt. No debt covenants were affected by the downgrade.

Any future downgrade could further increase our borrowing costs, which would diminish our financial results. We would likely be required to pay a higher interest rate in future financings, and our potential pool of investors and funding sources could decrease. A downgrade could require additional support in the form of letters of credit or cash or other collateral and otherwise adversely affect our business, financial condition and results of operations.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The plant investment of Southwest consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators, which comprise the pipeline systems and facilities located in and around the communities served. Southwest also includes other properties such as land, buildings, furnishings, work equipment, vehicles, and software systems in plant investment. The northern Nevada and northern California properties of Southwest are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Several properties are leased by Southwest, including a portion of the corporate headquarters office complex located in Las Vegas, Nevada and the administrative offices in Phoenix, Arizona. Total gas plant, exclusive of leased property, at December 31, 2006 was $3.8 billion, including construction work in progress. It is the opinion of management that the properties of Southwest are suitable and adequate for its purposes.

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

The Company maintains liability insurance for various risks associated with the operation of its natural gas pipelines and facilities. In May 2005, a leaking natural gas line was involved in a fire that severely injured an individual. By December 2005, the Company had recorded a total liability related to this incident equal to the Company’s maximum self-insured retention level for the policy year August 2004 to July 2005 of $11 million. In the fourth quarter of 2006, the case was settled. The amount of the settlement that exceeded $11 million was covered by insurance. The Company’s current insurance contracts limit the self-insured retention to $1 million per incident plus payment of the first $5 million in aggregate claims above $1 million.

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

The listing of the executive officers of the Company is set forth under Part III Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, which by this reference is incorporated herein.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which the common stock of the Company is traded is the New York Stock Exchange. At February 15, 2007, there were 23,306 holders of record of common stock, and the market price of the common stock was $38.80. The quarterly market price of, and dividends on, Company common stock required by this item are included in the 2006 Annual Report to Shareholders filed as an exhibit hereto and incorporated herein by reference.

The Company’s common stock dividend policy states that common stock dividends will be paid at a prudent level within the normal dividend payout range for its respective businesses, and that dividends will be established at a level considered sustainable in order to minimize business risk and maintain a strong capital structure throughout all economic cycles. The quarterly common stock dividend was 20.5 cents per share throughout 2005 and 2006. The dividend of 20.5 cents per share has been paid quarterly since September 1994. In February 2007, the Board of Directors increased the quarterly dividend payout to 21.5 cents per share, effective with the June 2007 payment.

Item 6.	SELECTED FINANCIAL DATA

Information required by this item is included in the 2006 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is included in the 2006 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various forms of market risk, including commodity price risk, weather risk, and interest rate risk. The following describes the Company’s exposure to these risks.

Commodity Price Risk

About half of Southwest’s annual normal weather gas supply needs are secured using short duration contracts (one year or less). For the 2006/2007 heating season, fixed-price contracts ranged in price from $6 to $11 per dekatherm. Natural gas purchases not covered by fixed-price contracts are made under variable-price contracts with firm quantities and on the spot market. Prices for these contracts are not known until the month of purchase. The PGA mechanism allows Southwest to file to change the gas cost component of the rates charged to its customers to reflect increases or decreases in the price expected to be paid to its suppliers and companies providing interstate pipeline transportation service. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs.

The Company does not currently utilize stand-alone derivative financial instruments, other than fixed-price term and variable-rate contracts, for speculative purposes or for hedging. During 2007, Southwest intends to supplement its current volatility mitigation program with stand-alone derivative instruments. The combination of fixed-price contracts and derivative instruments should increase flexibility for Southwest and increase supplier diversification. The Company intends to pursue the recovery of such costs as part of the PGA mechanisms upon approval by Southwest’s regulatory commissions in each jurisdiction.

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

The Company continues to pursue mechanisms in each of its service territories intended to stabilize the recovery of the Company’s fixed costs and reduce fluctuations in customers’ bills due to colder or warmer-than-normal weather. In California, the CPUC authorized a margin tracker balancing account in April 2004 that mitigates margin volatility due to weather and other usage variations. In Nevada, the PUCN approved certain rate design improvements in September 2004 to mitigate weather variations, including an increase in the monthly basic service charge and the use of declining block rates. In Arizona, most of Southwest’s requests for weather mitigation measures in its recent general rate case were rejected in the ACC’s final order approved in February 2006. The ACC did however encourage Southwest to work with the ACC Staff and other interested parties prospectively to seek rate design alternatives that will provide benefits to all affected stakeholders.

Interest Rate Risk

Interest rate risk is the risk that changes in interest rates could adversely affect earnings or cash flows. Specific interest rate risks for the Company include the risk of increasing interest rates on variable-rate obligations. Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. In Nevada, fluctuations in interest rates on variable-rate Industrial Development Revenue Bonds (“IDRBs”) are tracked and recovered from ratepayers through an interest balancing account. As of December 31, 2006 and 2005, the Company had $197 million and $224 million, respectively, in variable-rate debt outstanding, excluding Nevada variable-rate IDRBs. Assuming a constant outstanding balance in variable-rate debt for the next twelve months, a hypothetical one percent change in interest rates would increase or decrease interest expense for the next twelve months by approximately $2 million.

Other risk information is included in Item 1A. Risk Factors of this report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Southwest Gas Corporation and Notes thereto, together with the report of PricewaterhouseCoopers LLP, are included in the 2006 Annual Report to Shareholders and are incorporated herein by reference.

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

Based on the most recent evaluation, as of December 31, 2006, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

Internal Control Over Financial Reporting

The report of management of the Company required to be reported herein is incorporated by reference to the information reported in the 2006 Annual Report to Shareholders under the caption “Management’s Report on Internal Control Over Financial Reporting” on page 61.

The Attestation Report of the Registered Public Accounting Firm required to be reported herein is incorporated by reference to the information reported in the 2006 Annual Report to Shareholders under the caption “Report of Independent Registered Public Accounting Firm” on page 62.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2007 Proxy Statement, which by this reference is incorporated herein.

(b) Identification of Executive Officers. The name, age, position, and period position held during the last five years for each of the Executive Officers of the Company as of December 31, 2006 are as follows:

Name	Age	Position	Period Position Held
Jeffrey W. Shaw	48	Chief Executive Officer	2004-Present
		President	2003-2004
		Senior Vice President/Gas Resources and Pricing	2002-2003
		Senior Vice President/Finance and Treasurer	2002
James P. Kane	60	President	2004-Present
		Executive Vice President/Operations	2002-2004
George C. Biehl	59	Executive Vice President/Chief Financial Officer and Corporate Secretary	2002-Present
John P. Hester	44	Senior Vice President/Regulatory Affairs & Energy Resources	2006-Present
		Vice President/Regulatory Affairs and Systems Planning	2003-2006
		Director/State Regulatory Affairs and Systems Planning	2002-2003
Edward A. Janov	52	Senior Vice President/Finance	2004-Present
		Vice President/Finance	2003-2004
		Vice President/Finance and Treasurer	2002-2003
		Vice President/Chief Accounting Officer	2002
Christina A. Palacios	61	Senior Vice President/Central Arizona Division	2005-Present
		Senior Vice President/Southern Arizona Division	2004-2005
		Vice President/Southern Arizona Division	2002-2004
Thomas R. Sheets	56	Senior Vice President/Legal Affairs and General Counsel	2002-Present
Dudley J. Sondeno	54	Senior Vice President/Chief Knowledge and
		Technology Officer	2002-Present
Roy R. Centrella	49	Vice President/Controller and Chief Accounting Officer	2002-Present
		Controller	2002
Kenneth J. Kenny	44	Vice President/Treasurer	2005-Present
		Treasurer	2003-2005
		Assistant Treasurer/Director Financial Services	2002-2003

(c) Identification of Certain Significant Employees. None.

(d) Family Relationships. No Directors or Executive Officers are related either by blood, marriage, or adoption.

(e) Business Experience. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2007 Proxy Statement, which by this reference is incorporated herein. All Executive Officers have held responsible positions with the Company for at least five years as described in (b) above.

(f) Involvement in Certain Legal Proceedings. None.

(g) Promoters and Control Persons. None.

(h) Audit Committee Financial Expert. Information with respect to the financial expert of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2007 Proxy Statement, which by this reference is incorporated herein.

(i) Identification of the Audit Committee. Information with respect to the composition of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2007 Proxy Statement, which by this reference is incorporated herein.

(j) Material Changes in Director Nomination Procedures for Security Holders. None.

Section 16(a) Beneficial Ownership Reporting Compliance. The Company has adopted procedures to assist its directors and executive officers in complying with Section 16(a) of the Exchange Act, as amended, which includes assisting in the preparation of forms for filing. For 2006, all reports were timely filed.

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

Information with respect to executive compensation is set forth under the heading “Executive Compensation” in the definitive 2007 Proxy Statement, which by this reference is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2007 Proxy Statement, which by this reference is incorporated herein.

(b) Security Ownership of Management. Information with respect to security ownership of management is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2007 Proxy Statement, which by this reference is incorporated herein.

(c) Changes in Control. None.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

At December 31, 2006, the Company had two stock-based compensation plans. With respect to the first plan, the Company may grant options to purchase shares of common stock to key employees and outside directors.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
(Thousands of shares)
Equity compensation plans approved by security holders	957	$26.26	—
Equity compensation plans not approved by security holders	—	—	—

Total	957	$26.26	—

Pursuant to the terms of the management incentive plan, the Company may issue performance shares to encourage key employees to remain in its employment to achieve short-term and long-term performance goals.

Plan category	Number of securities to be issued upon vesting of performance shares	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance
(Thousands of shares)
Equity compensation plans approved by security holders	319	$24.61	—	(a)
Equity compensation plans not approved by security holders	—	—	—

Total	319	$24.61	—

(a)	No common shares are registered for this plan, but performance shares are authorized for future grant under the terms of the plan.

Additional information regarding the two equity compensation plans is included in Note 10 of the Notes to Consolidated Financial Statements in the 2006 Annual Report to Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions, and director independence is set forth under the heading “Governance of the Company” in the definitive 2007 Proxy Statement, which by this reference is incorporated herein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to accounting fees and services associated with PricewaterhouseCoopers LLP is set forth under the heading “Selection of Independent Accountants” in the definitive 2007 Proxy Statement, which by this reference is incorporated herein.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report on Form 10-K:

(1)

The Consolidated Financial Statements of the Company (including the Reports of Independent Accountants) required to be reported herein are incorporated by reference to the information reported in the 2006 Annual Report to Shareholders under the following captions:

(2)	All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(3)	See LIST OF EXHIBITS.

(b)	See LIST OF EXHIBITS.

LIST OF EXHIBITS

Exhibit Number	Description of Document
1.01

Sales Agency Financing Agreement, dated as of March 16, 2006, between Southwest Gas Corporation and BNY Capital Markets, Inc. Incorporated herein by reference to the report on Form 8-K dated March 16, 2006.

3(i)	Restated Articles of Incorporation, as amended. Incorporated herein by reference to the report on Form 10-Q for the quarter ended March 31, 1997.

3(ii)	Amended Bylaws of Southwest Gas Corporation. Incorporated herein by reference to the report on Form 8-K dated March 16, 2006.

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

4.24

Indenture of Trust between Clark County, Nevada and the Bank of New York Trust Company, N.A. as Trustee, dated as of September 1, 2006, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2006A. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2006.

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

10.06*

Amended Form of Employment Agreement with Company Officers. Incorporated herein by reference to the reports on Form 10-Q for the quarters ended September 30, 1998, September 30, 2000, and September 30, 2001, and the reports on Form 8-K dated September 21, 2004 and August 1, 2006.

10.07*

Amended Form of Change in Control Agreement with Company Officers. Incorporated herein by reference to the reports on Form 10-Q for the quarters ended September 30, 1998, September 30, 2000, and September 30, 2001, and the reports on Form 8-K dated September 21, 2004 and August 1, 2006.

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

10.15

$300 million Five-Year Credit Facility. Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 2005. First Amendment to $300 million Five-Year Credit Facility. Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 2006.

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

10.18

Financing Agreement dated as of September 1, 2006 by and between Clark County, Nevada and Southwest Gas Corporation relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2006A. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2006.

10.19*	Amendment to Employment and Change in Control Agreements.

12.01	Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.

13.01	Portions of 2006 Annual Report incorporated by reference to the Form 10-K.

21.01	List of subsidiaries of Southwest Gas Corporation.

23.01	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.01	Section 302 Certifications.

32.01	Section 906 Certifications.

*	Management Contracts or Compensation Plans

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS CORPORATION

Date: February 28, 2007	By	/s/ JEFFREY W. SHAW
Jeffrey W. Shaw
Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE C. BIEHL (George C. Biehl)	Director, Executive Vice President, Chief Financial Officer, and Corporate Secretary	February 28, 2007

/s/ THOMAS E. CHESTNUT (Thomas E. Chestnut)	Director	February 28, 2007

/s/ STEPHEN C. COMER (Stephen C. Comer)	Director	February 28, 2007

/s/ RICHARD M. GARDNER (Richard M. Gardner)	Director	February 28, 2007

/s/ LEROY C. HANNEMAN, JR. (LeRoy C. Hanneman, Jr.)	Chairman of the Board of Directors	February 28, 2007

/s/ JAMES J. KROPID (James J. Kropid)	Director	February 28, 2007

/s/ MICHAEL O. MAFFIE (Michael O. Maffie)	Director	February 28, 2007

/s/ ANNE L. MARIUCCI (Anne L. Mariucci)	Director	February 28, 2007

/s/ MICHAEL J. MELARKEY (Michael J. Melarkey)	Director	February 28, 2007

/s/ JEFFREY W. SHAW (Jeffrey W. Shaw)	Director and Chief Executive Officer	February 28, 2007

/s/ CAROLYN M. SPARKS (Carolyn M. Sparks)	Director	February 28, 2007

/s/ TERRENCE L. WRIGHT (Terrence L. Wright)	Director	February 28, 2007

/s/ ROY R. CENTRELLA (Roy R. Centrella)	Vice President, Controller, and Chief Accounting Officer	February 28, 2007

EXHIBIT INDEX

Exhibit Number	Description of Document
10.19	Amendment to Employment and Change in Control Agreements.

12.01	Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.

13.01	Portions of 2006 Annual Report to Shareholders incorporated by reference to Form 10-K.

21.01	List of Subsidiaries of Southwest Gas Corporation.

23.01	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.01	Section 302 Certifications.

32.01	Section 906 Certifications.