Form 10-Q
period 2007-03-31
SOUTHWEST GAS CORP
filed 2007-05-07
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer	X	Accelerated filer ___	Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $1 Par Value, 42,159,705 shares as of May 1, 2007.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2007

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	MARCH 31, 2007	DECEMBER 31, 2006
ASSETS
Utility plant:
Gas plant	$3,847,746	$3,763,310
Less: accumulated depreciation	(1,199,675)	(1,175,600)
Acquisition adjustments, net	1,947	1,992
Construction work in progress	61,116	78,402

Net utility plant	2,711,134	2,668,104

Other property and investments	140,687	136,242

Current assets:
Cash and cash equivalents	54,009	18,786
Accounts receivable, net of allowances	233,428	225,928
Accrued utility revenue	42,000	73,300
Deferred purchased gas costs	62,051	77,007
Prepaids and other current assets	58,908	106,603

Total current assets	450,396	501,624

Deferred charges and other assets	177,284	178,995

Total assets	$3,479,501	$3,484,965

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 45,000,000 shares; issued
and outstanding - 42,109,251 and 41,770,291 shares)	$43,739	$43,400
Additional paid-in capital	707,585	698,258
Accumulated other comprehensive income (loss), net	(13,422)	(13,666)
Retained earnings	214,098	173,433

Total equity	952,000	901,425
Subordinated debentures due to Southwest Gas Capital II	100,000	100,000
Long-term debt, less current maturities	1,210,654	1,286,354

Total capitalization	2,262,654	2,287,779

Current liabilities:
Current maturities of long-term debt	27,501	27,545
Accounts payable	191,130	265,739
Customer deposits	66,121	64,151
Income taxes payable	33,609	--
Accrued general taxes	67,243	45,895
Accrued interest	23,421	21,362
Deferred income taxes	13,951	15,471
Other current liabilities	84,223	55,901

Total current liabilities	507,199	496,064

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	305,541	308,493
Taxes payable	4,528	5,951
Accumulated removal costs	130,000	125,000
Other deferred credits	269,579	261,678

Total deferred income taxes and other credits	709,648	701,122

Total capitalization and liabilities	$3,479,501	$3,484,965

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2007

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,		TWELVE MONTHS ENDED MARCH 31,
	2007	2006	2007	2006
Operating revenues:
Gas operating revenues	$727,015	$608,142	$1,846,267	$1,568,416
Construction revenues	66,701	68,799	295,266	279,928

Total operating revenues	793,716	676,941	2,141,533	1,848,344

Operating expenses:
Net cost of gas sold	494,211	397,497	1,130,702	921,701
Operations and maintenance	84,535	78,387	326,951	318,548
Depreciation and amortization	44,622	40,679	172,907	158,440
Taxes other than income taxes	10,467	10,617	34,844	39,343
Construction expenses	58,993	60,436	255,384	243,188

Total operating expenses	692,828	587,616	1,920,788	1,681,220

Operating income	100,888	89,325	220,745	167,124

Other income and (expenses):
Net interest deductions	(21,503)	(22,250)	(86,506)	(84,821)
Net interest deductions on subordinated debentures	(1,931)	(1,931)	(7,724)	(7,723)
Other income (deductions)	1,857	3,571	12,438	10,292

Total other income and (expenses)	(21,577)	(20,610)	(81,792)	(82,252)

Income before income taxes	79,311	68,715	138,953	84,872
Income tax expense	29,547	24,535	49,509	29,698

Net income	$49,764	$44,180	$89,444	$55,174

Basic earnings per share	$1.19	$1.12	$2.17	$1.42

Diluted earnings per share	$1.17	$1.11	$2.15	$1.41

Dividends declared per share	$0.215	$0.205	$0.83	$0.82

Average number of common shares outstanding	41,979	39,492	41,179	38,722
Average shares outstanding (assuming dilution)	42,376	39,847	41,599	39,073

The accompanying notes are an integral part of these statements

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2007

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,		TWELVE MONTHS ENDED MARCH 31,
	2007	2006	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$49,764	$44,180	$89,444	$55,174
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	44,622	40,679	172,907	158,440
Deferred income taxes	(4,622)	22,459	(23,172)	2,310
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(7,500)	(17,007)	(18,340)	(63,981)
Accrued utility revenue	31,300	18,800	7,600	(7,718)
Deferred purchased gas costs	14,956	(11,356)	58,720	(45,295)
Accounts payable	(74,609)	(122,033)	53,687	32,808
Accrued taxes	54,104	17,317	39,985	8,197
Other current assets and liabilities	78,888	65,699	37,345	6,207
Other	(507)	(1,288)	(7,876)	12,809

Net cash provided by operating activities	186,396	57,450	410,300	158,951

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(83,769)	(65,202)	(363,892)	(309,496)
Other	7,466	8,893	31,772	7,118

Net cash used in investing activities	(76,303)	(56,309)	(332,120)	(302,378)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	9,666	11,473	70,645	64,162
Dividends paid	(8,609)	(8,097)	(34,012)	(31,713)
Issuance of long-term debt	5,473	19,050	78,823	164,306
Retirement of long-term debt	(2,411)	(2,303)	(84,505)	(32,325)
Temporary changes in long-term debt	(78,989)	(13,000)	(68,989)	(12,850)
Change in short-term debt	--	(24,000)	--	(11,000)

Net cash provided by (used in) financing activities	(74,870)	(16,877)	(38,038)	140,580

Change in cash and cash equivalents	35,223	(15,736)	40,142	(2,847)
Cash at beginning of period	18,786	29,603	13,867	16,714

Cash at end of period	$54,009	$13,867	$54,009	$13,867

Supplemental information:
Interest paid, net of amounts capitalized	$20,682	$23,948	$89,267	$87,579
Income taxes paid, net	101	67	39,716	5,932

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2007

Note 1 – Nature of Operations and Basis of Presentation

Nature of Operations. Southwest Gas Corporation (the “Company”) is composed of two segments: natural gas operations ("Southwest" or the "natural gas operations" segment) and construction services. Southwest is engaged in the business of purchasing, distributing, and transporting natural gas to customers in portions of Arizona, Nevada, and California. The public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of the results for a full year. Variability in weather from normal temperatures can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity. Northern Pipeline Construction Co. (“NPL” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.

Basis of Presentation. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2006 Annual Report to Shareholders, which is incorporated by reference into the 2006 Form 10-K.

Intercompany Transactions. NPL recognizes revenues generated from contracts with Southwest (see Note 3 below). Accounts receivable for these services were $7.6 million at March 31, 2007 and $9.2 million at December 31, 2006. The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71, "Accounting for the Effects of Certain Types of Regulation."

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2007

Note 2 – Components of Net Periodic Benefit Cost

Southwest has a noncontributory qualified retirement plan with defined benefits covering substantially all employees and a separate unfunded supplemental retirement plan (“SERP”) which is limited to officers. Southwest also provides postretirement benefits other than pensions (“PBOP”) to its qualified retirees for health care, dental, and life insurance benefits.

	Qualified Retirement Plan
	Period Ended March 31,
	Three Months		Twelve Months
	2007	2006	2007	2006
(Thousands of dollars)
Service cost	$4,123	$4,071	$16,336	$15,911
Interest cost	7,311	6,701	27,415	25,696
Expected return on plan assets	(8,258)	(7,652)	(31,214)	(29,817)
Amortization of prior service costs (credits)	(2)	(3)	(10)	(11)
Amortization of net loss	1,251	1,338	5,265	3,178

Net periodic benefit cost	$4,425	$4,455	$17,792	$14,957

	SERP
	Period Ended March 31,
	Three Months		Twelve Months
	2007	2006	2007	2006
(Thousands of dollars)
Service cost	$39	$52	$198	$220
Interest cost	487	474	1,906	1,832
Amortization of prior service costs	--	3	6	90
Amortization of net loss	282	311	1,215	995

Net periodic benefit cost	$808	$840	$3,325	$3,137

	PBOP
	Period Ended March 31,
	Three Months		Twelve Months
	2007	2006	2007	2006
(Thousands of dollars)
Service cost	$202	$213	$843	$841
Interest cost	576	530	2,164	2,116
Expected return on plan assets	(536)	(454)	(1,899)	(1,710)
Amortization of transition obligation	217	217	867	867
Amortization of net loss	15	42	141	144

Net periodic benefit cost	$474	$548	$2,116	$2,258

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2007

Note 3 – Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas Operations	Construction Services	Total
Three months ended March 31, 2007
Revenues from external customers	$727,015	$49,210	$776,225
Intersegment revenues	--	17,491	17,491

Total	$727,015	$66,701	$793,716

Segment net income	$48,628	$1,136	$49,764

Three months ended March 31, 2006
Revenues from external customers	$608,142	$49,496	$657,638
Intersegment revenues	--	19,303	19,303

Total	$608,142	$68,799	$676,941

Segment net income	$42,077	$2,103	$44,180

Twelve months ended March 31, 2007
Revenues from external customers	$1,846,267	$216,467	$2,062,734
Intersegment revenues	--	78,799	78,799

Total	$1,846,267	$295,266	$2,141,533

Segment net income	$78,024	$11,420	$89,444

Twelve months ended March 31, 2006
Revenues from external customers	$1,568,416	$202,718	$1,771,134
Intersegment revenues	--	77,210	77,210

Total	$1,568,416	$279,928	$1,848,344

Segment net income	$43,361	$11,813	$55,174

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2007

Note 4 – Comprehensive Income

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2007	2006	2007	2006
	(Thousands of dollars)

Net income	$49,764	$44,180	$89,444	$55,174
Additional minimum pension liability
adjustment, net of $20.3 million tax expense
and $19 million tax benefit	--	--	33,047	(30,753)
Amortization of unamortized benefit plan cost,
net of $150,000 tax expense	244	--	244	--

Comprehensive income	$50,008	$44,180	$122,735	$24,421

The additional minimum pension liability adjustments noted above resulted from the measurement of pension obligations at December 31, 2006 and 2005. Under the provisions of SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans”, which were adopted on December 31, 2006, the Company no longer records an adjustment to the additional minimum pension liability in comprehensive income (loss). Total accumulated other comprehensive loss as of March 31, 2007 was $13.4 million, net of $8.2 million of tax, and was composed entirely of unamortized benefit plan costs.

Note 5 – Common Stock

During the three months ended March 31, 2007, the Company issued approximately 339,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”), Employee Investment Plan, Management Incentive Plan, and Stock Incentive Plan. No shares were issued through the Equity Shelf Program during the first quarter of 2007.

Note 6 – Income Taxes

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. The adoption of the standard had no impact on the Company’s financial position or results of operations. In connection with the adoption, the Company identified $1.4 million in liabilities related to unrecognized tax benefits, which, if recognized, would favorably impact the effective tax rate. The Company also identified $1.3 million of accrued interest related to uncertain tax positions. Both the liabilities related to the unrecognized tax benefits and interest were recorded as of December 31, 2006. There were no significant changes to these balances during the first quarter of 2007 and the Company does not expect a material change in the next twelve months. The Company recognizes interest and penalties related to income tax matters in income tax expense.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states. The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2001, and is no longer subject to state examinations for years before 2002. In the fourth quarter of 2006, the Internal Revenue Service (“IRS”) completed its examination of the Company’s U.S. income tax returns for 2001 through 2004. As of March 31, 2007, the IRS had proposed certain timing-related adjustments to the Company’s tax returns as filed. Management has appealed the proposed assessment but has not resolved the issues as of March 31, 2007. The Company does not anticipate the adjustments would result in a material change to its financial position or results of operations.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2007

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of Southwest Gas Corporation and subsidiaries (the “Company”) includes information related to the Company’s two business segments: natural gas operations (“Southwest” or the “natural gas operations” segment) and construction services. Southwest is engaged in the business of purchasing, distributing, and transporting natural gas in portions of Arizona, Nevada, and California. Southwest is the largest distributor in Arizona, selling and transporting natural gas in most of central and southern Arizona, including the Phoenix and Tucson metropolitan areas. Southwest is also the largest distributor of natural gas in Nevada, serving the Las Vegas metropolitan area and northern Nevada. In addition, Southwest distributes and transports natural gas in portions of California, including the Lake Tahoe area and the high desert and mountain areas in San Bernardino County.

Northern Pipeline Construction Co. (“NPL” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as the MD&A, included in the 2006 Annual Report to Shareholders, which is incorporated by reference into the 2006 Form 10-K.

Executive Summary

The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s operations. As needed, certain items are covered in greater detail in later sections of management’s discussion and analysis. As reflected in the table below, the natural gas operations segment accounted for an average of 84 percent of twelve-month-to-date consolidated net income over the past two years. As such, management’s discussion and analysis is primarily focused on that segment. Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of the results for a full year.

Summary Operating Results

	Period Ended March 31,
	Three Months		Twelve Months
	2007	2006	2007	2006
	(Thousands of dollars, except per share amounts)

Contribution to net income
Natural gas operations	$48,628	$42,077	$78,024	$43,361
Construction services	1,136	2,103	11,420	11,813

Net income	$49,764	$44,180	$89,444	$55,174

Basic earnings per share
Natural gas operations	$1.16	$1.07	$1.89	$1.12
Construction services	0.03	0.05	0.28	0.30

Consolidated	$1.19	$1.12	$2.17	$1.42

Natural Gas Operations
Operating margin	$232,804	$210,645	$715,565	$646,715

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2007

The increase in results of operations during the first quarter of 2007 was due primarily to higher operating margin resulting from the following factors:

•	general rate relief in Arizona effective March 2006;
•	a return to more normal temperatures compared to the warmer-than-normal weather experienced in the first quarter of 2006; and
•	continued customer growth.

Partially offsetting the above positive factors were:

•	an increase in operating expenses;
•	a 2.5 million increase in average shares outstanding between the first quarter of 2007 and 2006; and
•	a change in the California margin tracking mechanism.

Principal Factors Affecting Operating Margin

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

General Rate Relief. In February 2006, the Arizona Corporation Commission (“ACC”) rendered a general rate decision that increased rates in Arizona by $49.3 million annually effective March 1, 2006. During the first quarter of 2007, general rate relief in Arizona provided a $15 million increase in operating margin.

In the fourth quarter of 2006, the California Public Utilities Commission (“CPUC”) approved the Company’s 2007 attrition year filing, granting annualized rate relief of $2.7 million, effective January 2007. In connection with this filing, the Company also received approval to recognize margin equally throughout the year under its margin tracker mechanism, rather than on a seasonally adjusted basis. This change does not impact the total amount of margin recognized annually; however it does affect the comparability of 2007 versus 2006 quarterly amounts. During the first quarter of 2007, rate relief in California provided a $1 million increase in operating margin. This increase was offset by $8 million due to the effect of the equalized margin tracker mechanism.

Weather. Weather is a significant driver of natural gas volumes used by residential and small commercial customers and is the main reason for volatility in margin. Space heating-related volumes are the primary component of billings for these customer classes and are concentrated in the months of November to April for the majority of the Company’s customers. Variances in temperatures from normal levels, especially in Arizona where rates remain leveraged, have a significant impact on the margin and associated net income of the Company. Differences in heating demand, caused primarily by weather variations between the first quarter of 2007 and 2006, accounted for an $8 million increase in operating margin. Overall, temperatures during the current period were relatively normal, whereas prior-period weather was warmer than normal.

Customer Growth. As of March 31, 2007, Southwest had 1,799,000 residential, commercial, industrial, and other natural gas customers, of which 54 percent were located in Arizona, 36 percent in Nevada, and 10 percent in California. Residential and commercial customers represented over 99 percent of the total customer base. During the twelve months ended March 31, 2007, Southwest earned 56 percent of operating margin in Arizona, 35 percent in Nevada, and 9 percent in California. During this same period, Southwest earned 86 percent of operating margin from residential and small commercial customers, 5 percent from other sales customers, and 9 percent from transportation customers. These general patterns are expected to continue.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2007

During the twelve months ended March 31, 2007, Southwest added 62,000 customers, a four percent increase, attributable mainly to population growth in the service areas. Incremental margin ($6 million in the first quarter of 2007) has accompanied this customer growth, but the costs associated with creating and maintaining the infrastructure needed to accommodate these customers have also been significant. The timing of including these costs in rates is often delayed (regulatory lag) and can result in a reduction of current-period earnings.

Management has attempted to mitigate the regulatory lag associated with growth by collecting contributions and advances from home builders and by effectively utilizing technology to minimize incremental staffing levels. During the quarter and twelve months ended March 31, 2007, Southwest partially offset capital outlays by collecting approximately $13 million and $50 million, respectively, in net advances and contributions from customers and third-party contractors.

In recent years, Southwest has expanded its use of electronic meter reading technology. Use of this technology has reduced the time associated with obtaining monthly meter readings, while improving their accuracy. By March 31, 2007, approximately 55 percent of Southwest customers’ meters were being read electronically. The project is expected to be completed in 2009 with no adverse impact to existing employees, although some experienced employees have been redeployed to expand service and construction capabilities.

The results of the natural gas operations segment and the overall results of the Company are heavily dependent upon the three components noted previously (general rate relief, weather, and customer growth). Significant changes in these components (primarily weather) have contributed to somewhat volatile earnings historically. Management continues to work with its regulatory commissions in designing rate structures that strive to provide affordable and reliable service to its customers while mitigating the volatility in prices to customers and stabilizing returns to investors. Such a rate structure is in place in California and progress has been made in Nevada. Southwest continues to pursue rate design changes in Arizona.

Cash Flows

Southwest’s operating cash flows for the quarter and twelve months ended March 31, 2007 improved significantly over the corresponding periods of 2006. Significant drivers of the improvement include earnings growth and collections of previously deferred PGA balances (versus the increasing deferred PGA balances experienced in prior periods). For the twelve months ended March 31, 2007, operating cash flows of Southwest (net of dividends paid) were $345 million, which exceeded the natural gas operations construction expenditure requirements during that same period. During the three-year period ending December 31, 2009, cash flows from gas segment operating activities (net of dividends) are expected to fund approximately 90 percent of the gas operations construction expenditures, assuming timely recovery of currently deferred PGA balances.

Results of Construction Services Operations

NPL’s contribution to consolidated net income decreased by $967,000 in the first quarter of 2007 when compared to the prior year. The decrease was primarily due to adverse weather in many of NPL’s operating areas during the first quarter of 2007 compared to very favorable weather conditions during the first quarter of 2006.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2007

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended March 31,
	2007	2006
	(Thousands of dollars)

Gas operating revenues	$727,015	$608,142
Net cost of gas sold	494,211	397,497

Operating margin	232,804	210,645
Operations and maintenance expense	84,535	78,387
Depreciation and amortization	38,530	35,553
Taxes other than income taxes	10,467	10,617

Operating income	99,272	86,088
Other income (expense)	1,376	2,952
Net interest deductions	21,148	21,955
Net interest deductions on subordinated debentures	1,931	1,931

Income before income taxes	77,569	65,154
Income tax expense	28,941	23,077

Contribution to consolidated net income	$48,628	$42,077

Contribution from natural gas operations improved $6.6 million in the first quarter of 2007 compared to the same period a year ago. The increase in contribution was primarily caused by higher operating margin and a decrease in net financing costs, partially offset by increased operating expenses and a reduction in other income.

Operating margin increased approximately $22 million, or 11 percent, in the first quarter of 2007 compared to the first quarter of 2006. Rate relief added a net $8 million in operating margin compared to the prior year consisting of $15 million in Arizona general rate relief and $1 million for California attrition amounts, offset by an $8 million impact of implementing a California equalized margin tracker mechanism, effective January 2007. Under this mechanism, margin is earned equally throughout the year. Differences in heating demand, caused primarily by weather variations between periods, accounted for an $8 million increase in operating margin as overall temperatures in the current quarter returned to more normal levels compared to the warmer-than-normal temperatures experienced in the first quarter of 2006. During the current quarter, colder temperatures in January were offset by near record-high temperatures in March. New customers contributed an incremental $6 million in operating margin during the quarter as the Company added 62,000 customers during the last twelve months, an increase of nearly four percent.

Operations and maintenance expense increased $6.1 million, or eight percent, primarily due to general cost increases and incremental costs associated with providing service to a growing customer base. Additional factors contributing to the increase include higher uncollectible and employee-related costs.

Depreciation expense increased $3 million, or eight percent, as a result of construction activities. Average gas plant in service increased $260 million, or seven percent, as compared to the first quarter of 2006. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Other income (expense) decreased $1.6 million during the first quarter of 2007 compared to the same period in 2006 due to a $1 million decrease in returns on long-term investments and a $668,000 decline in interest income primarily associated with the unrecovered balance of deferred purchased gas costs.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2007

Net financing costs decreased $807,000, or three percent, between the first quarters of 2007 and 2006 primarily due to strong operating cash flows that were used to reduce average debt outstanding.

Income tax expense for the first quarter of 2006 included a nonrecurring $1.7 million state income tax benefit.

Twelve-Month Analysis

	Twelve Months Ended March 31,
	2007	2006
	(Thousands of dollars)

Gas operating revenues	$1,846,267	$1,568,416
Net cost of gas sold	1,130,702	921,701

Operating margin	715,565	646,715
Operations and maintenance expense	326,951	318,548
Depreciation and amortization	149,631	139,287
Taxes other than income taxes	34,844	39,343

Operating income	204,139	149,537
Other income (expense)	8,473	6,953
Net interest deductions	84,760	83,668
Net interest deductions on subordinated debentures	7,724	7,723

Income before income taxes	120,128	65,099
Income tax expense	42,104	21,738

Contribution to consolidated net income	$78,024	$43,361

Contribution to consolidated net income from natural gas operations increased $34.7 million in the current twelve-month period compared to the same period a year ago. The improvement in contribution was primarily caused by higher operating margin, lower general taxes, and improved other income, partially offset by increased operating expenses and financing costs.

Operating margin increased $69 million between periods. Rate relief in Arizona and California added $40 million (net of the California equalized margin tracker mechanism impact) and customer growth contributed an incremental $19 million. Differences in heating demand, caused primarily by weather variations, accounted for a $10 million increase in operating margin as warmer-than-normal temperatures were experienced during both periods (during the current twelve-month period the negative impact was $8 million, while the negative impact to the prior twelve-month period was $18 million).

Operations and maintenance expense increased $8.4 million, or three percent, between periods reflecting general cost increases and incremental operating costs associated with serving additional customers. Additional factors included increases in uncollectible expenses and employee-related expenses. The prior period includes a $10 million nonrecurring provision made in December 2005 for an injuries and damages case.

Depreciation expense increased $10.3 million, or seven percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $245 million, or seven percent compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

General taxes decreased $4.5 million, or 11 percent, primarily as a result of a nonrecurring property tax settlement recognized in April 2006 and tax rate reductions in Arizona.

Other income (expense) increased $1.5 million in the current twelve-month period compared to the same period in 2006. The current period includes $1 million of interest income on the property tax settlement and a $491,000 net improvement in interest income primarily associated with the unrecovered balance of deferred purchased gas costs.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2007

Net financing costs increased $1.1 million, or one percent, as strong operating cash flows and common stock issued under the Company’s various plans mitigated the amount of additional debt needed to finance customer growth.

Income tax expense for the twelve months ended March 31, 2006 included a nonrecurring $1.7 million state income tax benefit.

Results of Construction Services

Contribution to consolidated net income for the three months and twelve months ended March 31, 2007 decreased $967,000 and $393,000, respectively, when compared to the corresponding periods in 2006. Unfavorable weather in many of NPL’s operating areas during the first quarter of 2007 compared to favorable weather conditions during the first quarter of 2006 was the primary reason for the decreases. The amount of work received under existing blanket contracts, the amount of bid work, and the equipment resale market vary from period to period.

Rates and Regulatory Proceedings

California Attrition Filing. In the fourth quarter of 2006, the CPUC approved a $2.7 million increase in operating margin related to the Company’s 2007 annual California attrition filing. The increase in customer rates was approved to be made effective January 2007. In connection with this filing, the Company also received approval to change the way operating margin is recognized under the Company’s margin tracker mechanism. The change provides for authorized levels of margin to be recognized in equal monthly amounts throughout the year, rather than on a seasonally adjusted basis. This change will not impact the total amount of margin recognized annually; however it will affect the comparability of 2007 versus 2006 quarterly amounts. Attrition rate relief during the first quarter of 2007 provided $1 million in operating margin, offset by an $8 million decrease to margin due to the impact of implementing the equalized margin tracker mechanism. The quarterly impact resulting from this equalization is expected to result in increases in margin for the remainder of 2007, particularly in the second and third quarters ($3 million and $7 million, respectively), offsetting the first quarter decline.

PGA Filings

All of Southwest's state regulatory commissions have regulations that permit the Company to track and recover its actual costs of purchased gas. Deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. PGA filings are subject to audit by state regulatory commissions. PGA rate changes impact cash flows but have no direct impact on profit margin. As of March 31, 2007 and December 31, 2006, Southwest had the following outstanding PGA balances receivable (millions of dollars):

	March 31, 2007	December 31, 2006
Arizona	$71.7	$68.4
Northern Nevada	(3.9)	1.1
Southern Nevada	(7.3)	4.1
California	1.6	3.4

	$62.1	$77.0

The Arizona increase during the first quarter is primarily a seasonal variation.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2007

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

Construction Expenditures and Financing

Southwest continues to experience customer growth above industry averages. This growth has required significant capital outlays for new transmission and distribution plant, to keep up with consumer demand. During the twelve-month period ended March 31, 2007, construction expenditures for the natural gas operations segment were $325 million. Approximately 77 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest (net of dividends paid) provided $345 million, exceeding the capital resources required to fund total capital expenditures for the twelve months ended March 31, 2007. Operating cash flows during the current twelve-month period were positively impacted by earnings growth and recoveries of deferred PGA balances.

Southwest estimates construction expenditures during the three-year period ending December 31, 2009 will be approximately $880 million. Of this amount, approximately $337 million are expected to be incurred in 2007. During the three-year period, cash flows from operating activities (net of dividends) are estimated to fund approximately 90 percent of the gas operations’ total construction expenditures, assuming timely recovery of currently deferred PGA balances. Southwest also has $43 million in long-term debt maturities over the three-year period. Maturities would increase to $50.5 million if an existing bondholder exercises a discretionary put option in September 2007. Over the three-year period, the Company expects to raise $100 million to $125 million from its various common stock programs. Any remaining cash requirements are expected to be provided by existing credit facilities and/or other external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest service areas, and earnings. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, contributions and advances, and other forms of financing.

During the three months ended March 31, 2007, the Company issued approximately 339,000 additional shares of common stock through the DRSPP, Employee Investment Plan, Management Incentive Plan, and Stock Incentive Plan. No shares were issued through the Company’s Equity Shelf Program (“ESP”) during the first quarter of 2007. The Company has $16.7 million of remaining capacity on the ESP.

Liquidity

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash to meet its cash requirements. Several general factors that could significantly affect liquidity in future years include inflation, growth in Southwest’s service territories, changes in the ratemaking policies of regulatory commissions, interest rates, variability of natural gas prices, changes in income tax laws, and the level of Company earnings. Of these factors, natural gas prices have had the most significant impact on Company liquidity.

Over the past several years the cost of natural gas has fluctuated dramatically. Price volatility is expected to continue throughout 2007. Southwest periodically enters into fixed-price term contracts to mitigate price volatility. About half of Southwest’s annual normal weather supply needs are secured using short duration contracts (one year or less). For the 2006/2007 heating season, fixed-price contracts ranged in price from $6 to $11 per dekatherm. Natural gas purchases not covered by fixed-price contracts are made under variable-price contracts with firm quantities and on the spot market. Prices for these contracts are not known until the month of purchase. Southwest does not currently utilize other stand-alone derivative financial instruments for speculative purposes, or for hedging. During 2007, Southwest intends to

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2007

supplement its current volatility mitigation program with stand-alone derivative financial instruments. The combination of fixed-price contracts and derivative financial instruments should increase flexibility for Southwest and increase supplier diversification. The costs of such derivative financial instruments are expected to be recovered from customers.

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

On an interim basis, Southwest generally defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At March 31, 2007, the combined balances in PGA accounts totaled an under-collection of $62.1 million versus an under-collection of $77 million at December 31, 2006. Southwest has the ability to draw on its $300 million credit facility to temporarily finance under-collected PGA balances. This facility runs through April 2011. Southwest has designated $150 million of the facility as long-term debt and the remaining $150 million for working capital purposes. Southwest currently believes the $150 million designated for working capital purposes is adequate to meet liquidity needs. At March 31, 2007, $68 million was outstanding on the long-term portion and no borrowings were outstanding on the short-term portion of the credit facility.

In February 2007, the Board of Directors increased the quarterly dividend payout from 20.5 cents to 21.5 cents per share, effective with the June 2007 payment.

The following table sets forth the ratios of earnings to fixed charges for the Company. Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	March 31, 2007	December 31, 2006
Ratio of earnings to fixed charges	2.36	2.25

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and amortized debt costs.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2007

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions. The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding customer growth, estimated future construction expenditures, forecasted operating cash flows, sufficiency of working capital and ability to raise funds and receive external financing, and statements regarding future gas prices, the recovery of under-recovered PGA balances, and the timing and results of future rate approvals and guidelines are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, the impact of weather variations on customer usage, customer growth rates, changes in natural gas prices, our ability to recover costs through our PGA mechanism, the effects of regulation/deregulation, the timing and amount of rate relief, changes in rate design, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, changes in construction expenditures and financing, renewal of franchises, easements and rights-of-way, changes in operations and maintenance expenses, effects of accounting changes, future liability claims, changes in pipeline capacity for the transportation of gas and related costs, acquisitions and management’s plans related thereto, competition, and our ability to raise capital in external financings. In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing, operations and maintenance expenses will continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Company’s 2006 Annual Report on Form 10-K filed with the SEC. No material changes have occurred related to the Company’s disclosures about market risk.

SOUTHWEST GAS CORPORATION	Form 10-Q

March 31, 2007

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

Based on the most recent evaluation, as of March 31, 2007, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting during the first quarter of 2007 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

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

March 31, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: May 7, 2007

/s/ Roy R. Centrella
Roy R. Centrella
Vice President/Controller and Chief Accounting Officer

