Form 10-Q
period 2007-06-30
SOUTHWEST GAS CORP
filed 2007-08-07
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer	X	Accelerated filer ___	Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $1 Par Value, 42,408,116 shares as of August 1, 2007.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars,except par value)
(Unaudited)

	JUNE 30, 2007	DECEMBER 31, 2006
ASSETS
Utility plant:
Gas plant	$3,923,640	$3,763,310
Less: accumulated depreciation	(1,221,636)	(1,175,600)
Acquisition adjustments, net	1,902	1,992
Construction work in progress	54,217	78,402

Net utility plant	2,758,123	2,668,104

Other property and investments	144,711	136,242

Current assets:
Cash and cash equivalents	20,744	18,786
Accounts receivable, net of allowances	141,600	225,928
Accrued utility revenue	33,100	73,300
Deferred purchased gas costs	50,284	77,007
Prepaids and other current assets	62,327	106,603

Total current assets	308,055	501,624

Deferred charges and other assets	172,169	178,995

Total assets	$3,383,058	$3,484,965

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued
and outstanding - 42,369,612 and 41,770,291 shares)	$44,000	$43,400
Additional paid-in capital	718,665	698,258
Accumulated other comprehensive income (loss), net	(13,177)	(13,666)
Retained earnings	204,626	173,433

Total equity	954,114	901,425
Subordinated debentures due to Southwest Gas Capital II	100,000	100,000
Long-term debt, less current maturities	1,203,901	1,286,354

Total capitalization	2,258,015	2,287,779

Current liabilities:
Current maturities of long-term debt	29,821	27,545
Accounts payable	107,932	265,739
Customer deposits	68,832	64,151
Income taxes payable	36,034	--
Accrued general taxes	40,156	45,895
Accrued interest	23,334	21,362
Deferred income taxes	9,901	15,471
Deferred purchased gas costs	33,200	--
Other current liabilities	75,238	55,901

Total current liabilities	424,448	496,064

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	287,978	308,493
Taxes payable	4,485	5,951
Accumulated removal costs	135,000	125,000
Other deferred credits	273,132	261,678

Total deferred income taxes and other credits	700,595	701,122

Total capitalization and liabilities	$3,383,058	$3,484,965

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2007

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		TWELVE MONTHS ENDED JUNE 30,
	2007	2006	2007	2006	2007	2006
Operating revenues:
Gas operating revenues	$344,233	$354,168	$1,071,248	$962,310	$1,836,332	$1,624,536
Construction revenues	82,304	76,734	149,005	145,533	300,836	293,580

Total operating revenues	426,537	430,902	1,220,253	1,107,843	2,137,168	1,918,116

Operating expenses:
Net cost of gas sold	198,417	214,823	692,628	612,320	1,114,296	969,499
Operations and maintenance	83,090	76,883	167,625	155,270	333,158	320,474
Depreciation and amortization	45,455	41,957	90,077	82,636	176,405	161,827
Taxes other than income taxes	9,938	5,620	20,405	16,237	39,162	34,888
Construction expenses	71,992	66,383	130,985	126,819	260,993	254,003

Total operating expenses	408,892	405,666	1,101,720	993,282	1,924,014	1,740,691

Operating income	17,645	25,236	118,533	114,561	213,154	177,425

Other income and (expenses):
Net interest deductions	(21,766)	(21,600)	(43,269)	(43,850)	(86,672)	(86,176)
Net interest deductions on subordinated debentures	(1,932)	(1,931)	(3,863)	(3,862)	(7,725)	(7,724)
Other income (deductions)	4,416	3,397	6,273	6,968	13,457	11,426

Total other income and (expenses)	(19,282)	(20,134)	(40,859)	(40,744)	(80,940)	(82,474)

Income (loss) before income taxes	(1,637)	5,102	77,674	73,817	132,214	94,951
Income tax expense (benefit)	(1,300)	1,393	28,247	25,928	46,816	33,251

Net income (loss)	$(337)	$3,709	$49,427	$47,889	$85,398	$61,700

Basic earnings (loss) per share	$(0.01)	$0.09	$1.17	$1.20	$2.05	$1.57

Diluted earnings (loss) per share	$(0.01)	$0.09	$1.16	$1.19	$2.03	$1.55

Dividends declared per share	$0.215	$0.205	$0.43	$0.41	$0.84	$0.82

Average number of common shares outstanding	42,226	40,174	42,103	39,835	41,691	39,339
Average shares outstanding (assuming dilution)	--	40,541	42,516	40,196	42,126	39,704

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2007

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	SIX MONTHS ENDED JUNE 30,		TWELVE MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$49,427	$47,889	$85,398	$61,700
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	90,077	82,636	176,405	161,827
Deferred income taxes	(26,385)	(8,544)	(13,932)	(25,563)
Changes in current assets and liabilities:
Accounts receivable, net of allowances	84,328	67,604	(11,123)	(18,369)
Accrued utility revenue	40,200	35,200	100	(800)
Deferred purchased gas costs	59,923	20,472	71,859	(30,823)
Accounts payable	(157,807)	(176,774)	25,230	3,582
Accrued taxes	29,400	19,658	12,940	23,072
Other current assets and liabilities	69,544	87,919	5,781	28,991
Other	(2,869)	(6,276)	(5,250)	13,746

Net cash provided by operating activities	235,838	169,784	347,408	217,363

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(174,083)	(150,791)	(368,617)	(324,000)
Other	17,521	19,587	31,133	26,153

Net cash used in investing activities	(156,562)	(131,204)	(337,484)	(297,847)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	21,007	37,320	56,139	65,896
Dividends paid	(17,688)	(16,321)	(34,867)	(32,219)
Issuance of long-term debt, net	66,952	35,836	123,516	167,799
Retirement of long-term debt	(55,589)	(4,448)	(135,538)	(33,141)
Temporary changes in long-term debt	(92,000)	(88,000)	(7,000)	(88,000)
Change in short-term debt	--	(24,000)	--	--

Net cash provided by (used in) financing activities	(77,318)	(59,613)	2,250	80,335

Change in cash and cash equivalents	1,958	(21,033)	12,174	(149)
Cash at beginning of period	18,786	29,603	8,570	8,719

Cash at end of period	$20,744	$8,570	$20,744	$8,570

Supplemental information:
Interest paid, net of amounts capitalized	$43,705	$45,768	$90,470	$89,029
Income taxes paid (received), net	17,994	12,537	45,139	17,689

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2007

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

Basis of Presentation. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2006 Annual Report to Shareholders, which is incorporated by reference into the 2006 Form 10-K, and the first quarter 2007 Form 10-Q.

Intercompany Transactions. NPL recognizes revenues generated from contracts with Southwest (see Note 3 below). Accounts receivable for these services were $8 million at June 30, 2007 and $9.2 million at December 31, 2006. The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation.”

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2007

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

	Qualified Retirement Plan
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2007	2006	2007	2006	2007	2006
(Thousands of dollars)
Service cost	$4,122	$4,071	$8,245	$8,142	$16,387	$16,035
Interest cost	7,311	6,701	14,622	13,402	28,025	26,065
Expected return on plan assets	(8,258)	(7,652)	(16,516)	(15,304)	(31,820)	(30,081)
Amortization of prior service credits	(3)	(3)	(5)	(6)	(10)	(11)
Amortization of net loss	1,252	1,338	2,503	2,676	5,179	3,903

Net periodic benefit cost	$4,424	$4,455	$8,849	$8,910	$17,761	$15,911

	SERP
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2007	2006	2007	2006	2007	2006
(Thousands of dollars)
Service cost	$38	$53	$77	$105	$183	$217
Interest cost	487	473	974	947	1,920	1,853
Amortization of prior service costs	--	2	--	5	4	63
Amortization of net loss	283	311	565	622	1,187	1,078

Net periodic benefit cost	$808	$839	$1,616	$1,679	$3,294	$3,211

	PBOP
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2007	2006	2007	2006	2007	2006
(Thousands of dollars)
Service cost	$203	$214	$405	$427	$832	$846
Interest cost	576	529	1,152	1,059	2,211	2,116
Expected return on plan assets	(536)	(454)	(1,072)	(908)	(1,981)	(1,745)
Amortization of transition obligation	217	217	434	434	867	867
Amortization of net loss	14	42	29	84	113	152

Net periodic benefit cost	$474	$548	$948	$1,096	$2,042	$2,236

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2007

Note 3 – Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas Operations	Construction Services	Total
Three months ended June 30, 2007
Revenues from external customers	$344,233	$65,947	$410,180
Intersegment revenues	--	16,357	16,357

Total	$344,233	$82,304	$426,537

Segment net income (loss)	$(2,855)	$2,518	$(337)

Three months ended June 30, 2006
Revenues from external customers	$354,168	$57,277	$411,445
Intersegment revenues	--	19,457	19,457

Total	$354,168	$76,734	$430,902

Segment net income	$9	$3,700	$3,709

Six months ended June 30, 2007
Revenues from external customers	$1,071,248	$115,157	$1,186,405
Intersegment revenues	--	33,848	33,848

Total	$1,071,248	$149,005	$1,220,253

Segment net income	$45,773	$3,654	$49,427

Six months ended June 30, 2006
Revenues from external customers	$962,310	$106,773	$1,069,083
Intersegment revenues	--	38,760	38,760

Total	$962,310	$145,533	$1,107,843

Segment net income	$42,086	$5,803	$47,889

Twelve months ended June 30, 2007
Revenues from external customers	$1,836,332	$225,137	$2,061,469
Intersegment revenues	--	75,699	75,699

Total	$1,836,332	$300,836	$2,137,168

Segment net income	$75,160	$10,238	$85,398

Twelve months ended June 30, 2006
Revenues from external customers	$1,624,536	$214,536	$1,839,072
Intersegment revenues	--	79,044	79,044

Total	$1,624,536	$293,580	$1,918,116

Segment net income	$48,732	$12,968	$61,700

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2007

Note 4 – Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2007	2006	2007	2006	2007	2006
	(Thousands of dollars)
Net income (loss)	$(337)	$3,709	$49,427	$47,889	$85,398	$61,700
Additional minimum pension liability
adjustment, net of $20.3 million tax expense
and $19 million tax benefit	--	--	--	--	33,047	(30,753)
Amortization of unamortized benefit plan cost,
net of $150,000, $300,000, and $300,000 tax expense	245	--	489	--	489	--

Comprehensive income (loss)	$(92)	$3,709	$49,916	$47,889	$118,934	$30,947

The additional minimum pension liability adjustments noted above resulted from the measurement of pension obligations at December 31, 2006 and 2005. Under the provisions of SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans”, which were adopted on December 31, 2006, the Company no longer records an adjustment to the additional minimum pension liability in comprehensive income (loss). Total accumulated other comprehensive loss as of June 30, 2007 was $13.2 million, net of $8.1 million of tax, and was composed entirely of unamortized benefit plan costs.

Note 5 – Common Stock

During the six months ended June 30, 2007, the Company issued approximately 599,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”), Employee Investment Plan, Management Incentive Plan, and Stock Incentive Plan. No shares were issued through the Equity Shelf Program during the first and second quarters of 2007.

In May 2007, shareholders of the Company approved an increase in the number of authorized shares of common stock from 45,000,000 shares to 60,000,000 shares. The increase had no effect on the par value of common stock.

Note 6 – Income Taxes

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. The adoption of the standard had no impact on the Company's financial position or results of operations. In connection with the adoption, the Company identified $1.4 million in liabilities related to unrecognized tax benefits, which, if recognized, would favorably impact the effective tax rate. The Company also identified $1.3 million of accrued interest related to uncertain tax positions. Both the liabilities related to the unrecognized tax benefits and interest were recorded as of December 31, 2006. In the second quarter of 2007, the Company made income tax payments to the IRS for tax and accrued interest related to the uncertain tax positions. There was no change to the balance of unrecognized tax benefits during the second quarter of 2007 and the Company does not expect a material change in the next twelve months. The Company recognizes interest and penalties related to income tax matters in income tax expense.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states. The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2001, and is no longer subject to state examinations for years before 2002. In the fourth quarter of 2006, the Internal Revenue Service (“IRS”) completed its examination of the Company's U.S. income tax returns for 2001 through 2004. As of June 30, 2007, the IRS had proposed certain timing-related adjustments to the Company's tax returns as filed. Management has appealed the proposed assessment but has not resolved the issues as of June 30, 2007. The Company does not anticipate the adjustments would result in a material change to its financial position or results of operations.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2007

Note 7 – Credit Facility

In April 2007, the Company amended its $300 million credit facility. The facility was previously scheduled to expire in April 2011 and was extended to April 2012. The Company will continue to use $150 million of the facility as long-term debt and the remaining $150 million for working capital purposes. Interest rates for the facility are calculated at either the London Interbank Offering Rate plus an applicable margin, or the greater of the prime rate or one-half of one percent plus the Federal Funds rate.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2007

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as the MD&A, included in the 2006 Annual Report to Shareholders, which is incorporated by reference into the 2006 Form 10-K, and the first quarter 2007 Form 10-Q.

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

Summary Operating Results

	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2007	2006	2007	2006	2007	2006
	(Thousands of dollars, except per share amounts)

Contribution to net income (loss)
Natural gas operations	$(2,855)	$9	$45,773	$42,086	$75,160	$48,732
Construction services	2,518	3,700	3,654	5,803	10,238	12,968

Net income (loss)	$(337)	$3,709	$49,427	$47,889	$85,398	$61,700

Basic earnings (loss) per share
Natural gas operations	$(0.07)	$--	$1.09	$1.06	$1.80	$1.24
Construction services	0.06	0.09	0.08	0.14	0.25	0.33

Consolidated	$(0.01)	$0.09	$1.17	$1.20	$2.05	$1.57

Natural Gas Operations
Operating margin	$145,816	$139,345	$378,620	$349,990	$722,036	$655,037

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2007

The decrease in consolidated results of operations during the second quarter of 2007 was due primarily to the following factors:

•	a favorable nonrecurring property tax settlement recognized in the second quarter of 2006;
•	a decrease in contribution from NPL;
•	an increase in operating expenses due to general cost increases and employee-related costs; and
•	a 2.1 million increase in average shares outstanding between the second quarter of 2007 and 2006.

Partially offsetting the above negative factors was a $6.5 million increase in operating margin due to a combination of rate relief in California (including changes in the margin tracking mechanism) and continued customer growth.

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

General Rate Relief. In the fourth quarter of 2006, the California Public Utilities Commission (“CPUC”) approved the Company’s 2007 attrition year filing, granting annualized rate relief of $2.7 million, effective January 2007. In connection with this filing, the Company also received approval to recognize margin equally throughout the year under its margin tracker mechanism, rather than on a seasonally adjusted basis. This change does not impact the total amount of margin recognized annually; however it does affect the comparability of 2007 versus 2006 quarterly amounts. During the second quarter of 2007, rate changes in California provided a $3 million increase in operating margin including an increase of $2 million due to the effect of the equalized margin tracker mechanism. Southwest is currently preparing its 2008 attrition and 2009 general rate case filings in California, which are expected to be filed in the fourth quarter of 2007. The Company is also analyzing its need for a general rate case in Arizona, which if warranted, would be anticipated to be filed in the second half of 2007.

Weather. Weather is a significant driver of natural gas volumes used by residential and small commercial customers and is the main reason for volatility in margin. Space heating-related volumes are the primary component of billings for these customer classes and are concentrated in the months of November to April for the majority of the Company’s customers. Variances in temperatures from normal levels, especially in Arizona where rates remain leveraged, have a significant impact on the margin and associated net income of the Company. Warmer-than-normal temperatures were experienced during the second quarters of both 2007 and 2006, but had no incremental impact on margin between quarters.

Customer Growth. As of June 30, 2007, Southwest had 1,800,000 residential, commercial, industrial, and other natural gas customers, of which 54 percent were located in Arizona, 36 percent in Nevada, and 10 percent in California. Residential and commercial customers represented over 99 percent of the total customer base. During the twelve months ended June 30, 2007, Southwest earned 56 percent of operating margin in Arizona, 35 percent in Nevada, and 9 percent in California. During this same period, Southwest earned 86 percent of operating margin from residential and small commercial customers, 5 percent from other sales customers, and 9 percent from transportation customers. These general patterns are expected to continue.

The record customer growth levels experienced in recent years have moderated. During the twelve months ended June 30, 2007, Southwest added 57,000 customers, a three percent increase, attributable mainly to population growth in its service areas. Management expects this more moderate growth level will continue throughout the second half of 2007.

Incremental margin ($4 million in the second quarter of 2007) has accompanied customer growth, but the costs associated with creating and maintaining the infrastructure needed to accommodate new customers have also been significant. The timing of including these costs in rates is often delayed (regulatory lag) and can result in a reduction of current-period earnings.

Management has attempted to mitigate the regulatory lag associated with growth by collecting contributions and advances

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2007

from home builders and by effectively utilizing technology to minimize incremental staffing levels. During the quarter, six months, and twelve months ended June 30, 2007, Southwest partially offset capital outlays by collecting approximately $12 million, $25 million, and $47 million, respectively, in net advances and contributions from customers and third-party contractors.

In recent years, Southwest initiated a project to expand its use of electronic meter reading technology. Use of this technology has reduced the time associated with obtaining monthly meter readings, while improving their accuracy. By June 30, 2007, approximately 64 percent of Southwest customers’ meters were being read electronically. The project is expected to be completed in 2009 with no adverse impact to existing employees, although some experienced employees have been redeployed to expand service and construction capabilities.

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

Cash Flows

Southwest’s operating cash flows for the six and twelve months ended June 30, 2007 improved significantly over the corresponding periods of 2006. Primary drivers of the improvement include earnings growth and collections of previously deferred PGA balances. Cash flows from operating activities of Southwest (net of dividends paid) provided $285 million (representing 85 percent) of the required capital resources pertaining to capital expenditures for the twelve months ended June 30, 2007. The remainder was provided from construction advances, external financing activities, and existing credit facilities. During the three-year period ending December 31, 2009, cash flows from gas segment operating activities (net of dividends) are expected to fund approximately 90 percent of the gas operations construction expenditures, assuming continued timely recovery of current and future deferred PGA balances.

Results of Construction Services Operations

NPL’s contribution to consolidated net income decreased by $1.2 million in the second quarter of 2007 when compared to the record second quarter results of the prior year. The decrease was primarily due to lower profit margins on blanket contracts in the majority of NPL’s operating areas resulting from the general slow down in the housing market.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2007

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended June 30,
	2007	2006
	(Thousands of dollars)
Gas operating revenues	$344,233	$354,168
Net cost of gas sold	198,417	214,823

Operating margin	145,816	139,345
Operations and maintenance expense	83,090	76,883
Depreciation and amortization	39,076	36,563
Taxes other than income taxes	9,938	5,620

Operating income	13,712	20,279
Other income (expense)	3,648	1,929
Net interest deductions	21,315	21,252
Net interest deductions on subordinated debentures	1,932	1,931

Income (loss) before income taxes	(5,887)	(975)
Income tax expense (benefit)	(3,032)	(984)

Contribution to consolidated net income (loss)	$(2,855)	$9

Contribution from natural gas operations decreased $2.9 million in the second quarter of 2007 compared to the same period a year ago. The decrease in contribution was primarily caused by higher operating expenses, partially offset by increased operating margin and other income. Results during the second quarter of 2006 reflect the impact of a favorable nonrecurring property tax settlement.

Operating margin increased $6.5 million, or five percent, in the second quarter of 2007 compared to the second quarter of 2006. Rate changes resulted in a $3 million increase in operating margin compared to the prior year (consisting of $1 million in California attrition amounts and a $2 million increase from implementing a California equalized margin tracker mechanism, effective January 2007). New customers accounted for the remaining incremental operating margin during the quarter as the Company added 57,000 customers during the last twelve months, an increase of three percent. Warmer-than-normal temperatures were experienced during both quarters, but had no incremental impact between quarters.

Operations and maintenance expense increased $6.2 million, or eight percent, primarily due to general cost increases and incremental costs associated with providing service to a growing customer base. Additional factors contributing to the increase include higher uncollectible and employee-related costs.

Depreciation expense increased $2.5 million, or seven percent, as a result of construction activities. Average gas plant in service for the current period increased $287 million, or eight percent, compared to the corresponding period a year ago. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

General taxes increased $4.3 million primarily due to the favorable nonrecurring property tax settlement recognized in April 2006.

Other income (expense) increased $1.7 million during the second quarter of 2007 compared to the same period in 2006, primarily due to increased returns on long-term investments. The second quarter of 2006 included $948,000 in interest income related to the nonrecurring property tax settlement.

Net financing costs were relatively unchanged between periods as strong operating cash flows, collection of construction advances, and common stock issuances mitigated the need for incremental borrowings to finance construction activities.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2007

Six-Month Analysis

	Six Months Ended June 30,
	2007	2006
	(Thousands of dollars)
Gas operating revenues	$1,071,248	$962,310
Net cost of gas sold	692,628	612,320

Operating margin	378,620	349,990
Operations and maintenance expense	167,625	155,270
Depreciation and amortization	77,606	72,116
Taxes other than income taxes	20,405	16,237

Operating income	112,984	106,367
Other income (expense)	5,024	4,881
Net interest deductions	42,463	43,207
Net interest deductions on subordinated debentures	3,863	3,862

Income before income taxes	71,682	64,179
Income tax expense	25,909	22,093

Contribution to consolidated net income	$45,773	$42,086

Contribution from natural gas operations increased $3.7 million in the first six months of 2007 compared to the same period a year ago. The increase was principally attributed to higher operating margin partially offset by higher operating expenses. The second quarter of 2006 included a favorable nonrecurring property tax settlement.

Operating margin increased approximately $29 million, or eight percent, in the first six months of 2007 compared to the first six months of 2006. New customers contributed an incremental $10 million in operating margin during the current period. Rate changes resulted in a net $11 million increase in operating margin, consisting of $15 million in Arizona general rate relief and $2 million in California attrition amounts, offset by a $6 million impact of implementing the California equalized margin tracker mechanism. Differences in heating demand primarily caused by weather variations between periods resulted in an $8 million margin increase as the current period experienced near normal temperatures and the prior period was warmer-than-normal.

Operations and maintenance expense increased $12.4 million, or eight percent, principally due to the impact of general cost increases and incremental costs associated with providing service to a growing customer base. Factors contributing to the increase included higher uncollectible expenses and employee-related costs.

Depreciation expense increased $5.5 million, or eight percent, as a result of construction activities. Average gas plant in service increased $273 million, or eight percent, as compared to the first six months of 2006. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

General taxes increased $4.2 million primarily as a result of the favorable nonrecurring property tax settlement recognized in April 2006.

Net financing costs decreased $743,000, or two percent, between periods, as strong operating cash flows, construction advances, and common stock issued under the Company’s various plans were used to reduce average debt outstanding.

Income tax expense in the six months ended June 30, 2006 included a nonrecurring $1.7 million state income tax benefit.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2007

Twelve-Month Analysis

	Twelve Months Ended June 30,
	2007	2006
	(Thousands of dollars)
Gas operating revenues	$1,836,332	$1,624,536
Net cost of gas sold	1,114,296	969,499

Operating margin	722,036	655,037
Operations and maintenance expense	333,158	320,474
Depreciation and amortization	152,144	141,640
Taxes other than income taxes	39,162	34,888

Operating income	197,572	158,035
Other income (expense)	10,192	7,882
Net interest deductions	84,823	84,881
Net interest deductions on subordinated debentures	7,725	7,724

Income before income taxes	115,216	73,312
Income tax expense	40,056	24,580

Contribution to consolidated net income	$75,160	$48,732

Contribution to consolidated net income from natural gas operations increased $26.4 million in the current twelve-month period compared to the same period a year ago. The improvement in contribution was primarily caused by higher operating margin and improved other income, partially offset by increased operating expenses.

Operating margin increased $67 million between periods. Rate relief in Arizona and California added $34 million (net of the California equalized margin tracker mechanism year-to-date decrease of $6 million). Customer growth contributed an incremental $19 million. Differences in heating demand, caused primarily by weather variations, accounted for a $14 million increase in operating margin as warmer-than-normal temperatures were experienced during both periods (during the current twelve-month period the negative impact was $7 million, while the negative impact during the prior twelve-month period was $21 million).

Operations and maintenance expense increased $12.7 million, or four percent, between periods reflecting general cost increases and incremental operating costs associated with serving additional customers. Additional factors included increases in uncollectible expenses and employee-related expenses. The prior period includes a $10 million nonrecurring provision made in December 2005 for an injuries and damages case.

Depreciation expense increased $10.5 million, or seven percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $257 million, or seven percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

General taxes increased $4.3 million primarily as a result of the favorable nonrecurring property tax settlement recognized in April 2006.

Other income (expense) increased $2.3 million in the current twelve-month period compared to the same period in 2006. The current period includes an increase in returns on long-term investments, and gains on dispositions of miscellaneous properties.

Net financing costs decreased slightly between periods due primarily to a reduction in average debt outstanding.

Income tax expense for the twelve months ended June 30, 2006 included a nonrecurring $1.7 million state income tax benefit.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2007

Results of Construction Services

Contribution to consolidated net income for the three, six, and twelve months ended June 30, 2007 decreased $1.2 million, $2.1 million, and $2.7 million, respectively, when compared to the corresponding periods in 2006. These decreases reflect the general slow down in the housing market which adversely affected profit margins on blanket contracts in the majority of NPL’s operating areas. Unfavorable working conditions due to poor weather earlier in the current year also contributed to the decreases in the six-month and twelve-month periods. The amount of work received under existing blanket contracts, the amount of bid work, and the equipment resale market vary from period to period.

Rates and Regulatory Proceedings

California Attrition Filing. In the fourth quarter of 2006, the CPUC approved a $2.7 million increase in operating margin related to the Company’s 2007 annual California attrition filing. The increase in customer rates was approved to be made effective January 2007. In connection with this filing, the Company also received approval to change the way operating margin is recognized under the Company’s margin tracker mechanism. The change provides for authorized levels of margin to be recognized in equal monthly amounts throughout the year, rather than on a seasonally adjusted basis. This change will not impact the total amount of margin recognized annually; however it will affect the comparability of 2007 versus 2006 quarterly amounts. Attrition rate relief during the first half of 2007 provided approximately $2 million in operating margin, offset by a $6 million decrease to margin due to the impact of implementing the equalized margin tracker mechanism. The quarterly impact resulting from this equalization is expected to result in increases in margin for the remainder of 2007, particularly in the third quarter ($7 million), offsetting the decline recognized in the first half of the year.

PGA Filings

All of Southwest's state regulatory commissions have regulations that permit the Company to track and recover its actual costs of purchased gas. Deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Timing differences between changes in PGA rates and the recovery/payment of PGA balances result in over and under-collections. At June 30, 2007, over-collections in Nevada and California resulted in a liability of $33.2 million and under-collections in Arizona resulted in an asset of $50.3 million on the Company’s balance sheet. PGA filings are subject to audit by state regulatory commissions. PGA rate changes impact cash flows but have no direct impact on profit margin. As of June 30, 2007 and December 31, 2006, Southwest had the following outstanding PGA balances receivable/(payable) (millions of dollars):

	June 30, 2007	December 31, 2006
Arizona	$50.3	$68.4
Northern Nevada	(9.9)	1.1
Southern Nevada	(20.1)	4.1
California	(3.2)	3.4

	$17.1	$77.0

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2007

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

Construction Expenditures and Financing

Southwest continues to experience customer growth above industry averages albeit at a slower pace than in the recent past. This growth has required significant capital outlays for new transmission and distribution plant, to keep up with consumer demand. During the twelve-month period ended June 30, 2007, construction expenditures for the natural gas operations segment were $334 million. Approximately 77 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest (net of dividends paid) provided $285 million, or 85 percent, of the required capital resources pertaining to total capital expenditures for the twelve months ended June 30, 2007. The remainder was provided from refundable construction advances, external financing activities, and existing credit facilities. Operating cash flows during the current twelve-month period were positively impacted by earnings growth and recoveries of deferred PGA balances.

Southwest estimates construction expenditures during the three-year period ending December 31, 2009 will be approximately $880 million. Of this amount, approximately $337 million are expected to be incurred in 2007. During the three-year period, cash flows from operating activities (net of dividends) are estimated to fund approximately 90 percent of the gas operations’ total construction expenditures, assuming timely recovery of currently deferred PGA balances. Southwest also has $43 million in long-term debt maturities over the three-year period. Maturities would increase to $50.5 million if an existing bondholder exercises a discretionary put option in September 2007. Over the three-year period, the Company expects to raise $100 million to $125 million from its various common stock programs. Any remaining cash requirements are expected to be provided by existing credit facilities and/or other external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest service areas, and earnings. These external sources may include the issuance of both debt and equity securities, bank and other short-term borrowings, customer contributions and advances, and other forms of financing.

During the six months ended June 30, 2006, the Company issued approximately 599,000 additional shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”), Employee Investment Plan, Management Incentive Plan, and Stock Incentive Plan. No shares were issued through the Equity Shelf Program (“ESP”) during the first half of 2007. The Company has $16.7 million of remaining capacity on the ESP.

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

Over the past several years the cost of natural gas has fluctuated dramatically. Price volatility is expected to continue indefinitely. Southwest periodically enters into fixed-price term contracts to mitigate price volatility. About half of Southwest’s annual normal weather supply needs are secured using short duration contracts (one year or less). Natural gas purchases not covered by fixed-price contracts are made under variable-price contracts with firm quantities and on the spot market. Prices for these contracts are not known until the month of purchase. Southwest does not currently utilize other stand-alone derivative financial instruments for speculative purposes, or for hedging. During 2007 or 2008, Southwest intends to supplement its current volatility mitigation program with stand-alone derivative financial

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2007

instruments for hedging purposes. The combination of fixed-price contracts and derivative financial instruments should increase flexibility for Southwest and increase supplier diversification. The costs of such derivative financial instruments are expected to be recovered from customers.

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

On an interim basis, Southwest generally defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At June 30, 2007, the combined balances in PGA accounts totaled a net under-collection of $17.1 million versus an under-collection of $77 million at December 31, 2006. Southwest has the ability to draw on its $300 million credit facility to temporarily finance under-collected PGA balances. This facility was extended by one year in April 2007 to expire in April 2012. Southwest has designated $150 million of the facility as long-term debt and the remaining $150 million for working capital purposes. Southwest currently believes the $150 million designated for working capital purposes is adequate to meet liquidity needs. At June 30, 2007, $55 million was outstanding on the long-term portion and no borrowings were outstanding on the short-term portion of the credit facility.

In February 2007, the Board of Directors increased the quarterly dividend payout from 20.5 cents to 21.5 cents per share, effective with the June 2007 payment.

The following table sets forth the ratios of earnings to fixed charges for the Company. Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	June 30, 2007	December 31, 2006
Ratio of earnings to fixed charges	2.29	2.25

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and amortized debt costs.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2007

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions. The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding customer growth, estimated future construction expenditures, forecasted operating cash flows, sufficiency of working capital and ability to raise funds and receive external financing, and statements regarding future gas prices, gas purchase contracts and derivative financial instruments, the recovery of under-recovered PGA balances, and the timing and results of future rate approvals and guidelines are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

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

June 30, 2007

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

Based on the most recent evaluation, as of June 30, 2007, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting during the second quarter of 2007 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

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

The Annual Meeting of Shareholders was held on May 3, 2007 with the holders of approximately 38 million of the Company’s common shares represented in person or by proxy. Matters voted upon and the results of the voting were as follows:

(1)	The twelve directors nominated were elected.

Name	Votes For
George C. Biehl	37,213,091
Thomas E. Chestnut	37,850,596
Stephen C. Comer	37,813,601
Richard M. Gardner	37,813,137
LeRoy C. Hanneman, Jr.	37,829,141
James J. Kropid	37,824,179
Michael O. Maffie	37,670,068
Anne L. Mariucci	37,784,324
Michael J. Melarkey	37,812,482
Jeffrey W. Shaw	37,809,015
Carolyn M. Sparks	36,699,188
Terrence L. Wright	37,829,598

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2007

(2)	The proposal to approve the 2006 Restricted Stock/Unit Plan was approved. Shareholders voted 26,677,236 shares in favor, 7,595,948 against with 409,606 abstentions.

(3)

The proposal to approve amending the Articles of Incorporation to increase the number of authorized shares of common stock was approved. Shareholders voted 35,203,539 shares in favor, 2,681,036 against with 267,602 abstentions.

(4)

The proposal to ratify the selection of PricewaterhouseCoopers LLP as independent accountants for the Company was approved. Shareholders voted 37,788,111 shares in favor, 142,341 against with 221,633 abstentions.

ITEM 5.	OTHER INFORMATION

In August 2007, an amendment was made to the Company’s $300 million credit facility with The Bank of New York (and the signatories thereto) to revise and clarify the definition of “unfunded pension liabilities” as used in the agreement, and other technical corrections.

ITEM 6.	EXHIBITS

The following documents are filed as part of this report on Form 10-Q:

Exhibit 3(i)	-	Restated Articles of Incorporation of Southwest Gas Corporation.
Exhibit 3(ii)	-	Amended Bylaws of Southwest Gas Corporation.
Exhibit 10.01	-	Amendment No. 2 to Credit Facility.
Exhibit 10.02	-	Amendment No. 3 to Credit Facility.
Exhibit 12.01	-	Computation of Ratios of Earnings to Fixed Charges.
Exhibit 31.01	-	Section 302 Certifications.
Exhibit 32.01	-	Section 906 Certifications.

SOUTHWEST GAS CORPORATION	Form 10-Q

June 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: August 7, 2007

/s/ Roy R. Centrella
Roy R. Centrella
Vice President/Controller and Chief Accounting Officer