Form 10-Q
period 2007-09-30
SOUTHWEST GAS CORP
filed 2007-11-07
CIK 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Large accelerated filer X	Accelerated filer __	Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Common Stock, $1 Par Value, 42,633,508 shares as of November 1, 2007.

SOUTHWEST GAS CORPORATION                                                                                                                                             Form 10-Q
September 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
ASSETS
Utility plant:
Gas plant	$3,995,413	$3,763,310
Less: accumulated depreciation	(1,243,652)	(1,175,600)
Acquisition adjustments, net	1,857	1,992
Construction work in progress	44,124	78,402
Net utility plant	2,797,742	2,668,104
Other property and investments	146,345	136,242
Current assets:
Cash and cash equivalents	18,830	18,786
Accounts receivable, net of allowances	128,217	225,928
Accrued utility revenue	32,500	73,300
Deferred income taxes	10,264	-
Deferred purchased gas costs	31,235	77,007
Prepaids and other current assets	70,583	106,603
Total current assets	291,629	501,624
Deferred charges and other assets	172,987	178,995
Total assets	$3,408,703	$3,484,965

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued
and outstanding - 42,554,618 and 41,770,291 shares)	$44,184	$43,400
Additional paid-in capital	724,209	698,258
Accumulated other comprehensive income (loss), net	(12,931)	(13,666)
Retained earnings	186,142	173,433
Total equity	941,604	901,425
Subordinated debentures due to Southwest Gas Capital II	100,000	100,000
Long-term debt, less current maturities	1,227,606	1,286,354
Total capitalization	2,269,210	2,287,779
Current liabilities:
Current maturities of long-term debt	36,937	27,545
Accounts payable	91,797	265,739
Customer deposits	70,569	64,151
Income taxes payable	9,706	-
Accrued general taxes	43,369	45,895
Accrued interest	22,734	21,362
Deferred income taxes	-	15,471
Deferred purchased gas costs	47,380	-
Other current liabilities	76,784	55,901
Total current liabilities	399,276	496,064
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	317,222	308,493
Taxes payable	4,436	5,951
Accumulated removal costs	141,000	125,000
Other deferred credits	277,559	261,678
Total deferred income taxes and other credits	740,217	701,122
Total capitalization and liabilities	$3,408,703	$3,484,965

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION                                                                                                                                             Form 10-Q
September 30, 2007

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED		TWELVE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006	2007	2006
Operating revenues:
Gas operating revenues	$274,748	$273,041	$1,345,996	$1,235,351	$1,838,039	$1,658,259
Construction revenues	96,776	78,759	245,781	224,292	318,853	298,379
Total operating revenues	371,524	351,800	1,591,777	1,459,643	2,156,892	1,956,638
Operating expenses:
Net cost of gas sold	141,825	148,527	834,453	760,847	1,107,594	989,281
Operations and maintenance	83,222	79,446	250,847	234,716	336,934	322,475
Depreciation and amortization	46,271	42,709	136,348	125,345	179,967	165,149
Taxes other than income taxes	7,848	9,515	28,253	25,752	37,495	34,515
Construction expenses	83,902	68,406	214,887	195,225	276,489	259,137
Total operating expenses	363,068	348,603	1,464,788	1,341,885	1,938,479	1,770,557
Operating income	8,456	3,197	126,989	117,758	218,413	186,081
Other income and (expenses):
Net interest deductions	(22,619)	(21,324)	(65,888)	(65,174)	(87,967)	(86,898)
Net interest deductions on subordinated debentures	(1,932)	(1,931)	(5,795)	(5,793)	(7,726)	(7,724)
Other income (deductions)	597	2,703	6,870	9,671	11,351	13,091
Total other income and (expenses)	(23,954)	(20,552)	(64,813)	(61,296)	(84,342)	(81,531)
Income (loss) before income taxes	(15,498)	(17,355)	62,176	56,462	134,071	104,550
Income tax expense (benefit)	(6,180)	(6,619)	22,067	19,309	47,255	37,142
Net income (loss)	$(9,318)	$(10,736)	$40,109	$37,153	$86,816	$67,408

Basic earnings (loss) per share	$(0.22)	$(0.26)	$0.95	$0.92	$2.06	$1.69
Diluted earnings (loss) per share	$(0.22)	$(0.26)	$0.94	$0.91	$2.04	$1.67
Dividends declared per share	$0.215	$0.205	$0.645	$0.615	$0.85	$0.82

Average number of common shares outstanding	42,448	40,982	42,219	40,221	42,060	39,957
Average shares outstanding (assuming dilution)	-	-	42,607	40,610	42,469	40,343

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION                                                                                                                                             Form 10-Q
September 30, 2007

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	NINE MONTHS ENDED		TWELVE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$40,109	$37,153	$86,816	$67,408
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	136,348	125,345	179,967	165,149
Deferred income taxes	(17,456)	(10,164)	(3,383)	(7,058)
Changes in current assets and liabilities:
Accounts receivable, net of allowances	97,711	75,692	(5,828)	(14,958)
Accrued utility revenue	40,800	35,400	500	(1,500)
Deferred purchased gas costs	93,152	45,735	79,825	(3,200)
Accounts payable	(173,942)	(157,064)	(10,615)	4,841
Accrued taxes	6,236	6,630	2,804	(2,819)
Other current assets and liabilities	63,935	78,906	9,185	40,373
Other	(5,844)	(7,015)	(7,486)	11,018
Net cash provided by operating activities	281,049	230,618	331,785	259,254

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(255,001)	(234,290)	(366,036)	(328,399)
Change in restricted cash	-	(19,332)	19,332	(19,332)
Other	23,988	28,808	28,379	33,978
Net cash used in investing activities	(231,013)	(224,814)	(318,325)	(313,753)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	26,735	60,154	39,033	68,471
Dividends paid	(26,814)	(24,702)	(35,612)	(32,734)
Issuance of long-term debt, net	101,956	99,723	94,633	179,176
Retirement of long-term debt	(105,869)	(81,995)	(108,271)	(83,759)
Temporary changes in long-term debt	(46,000)	(33,000)	(16,000)	(33,000)
Change in short-term debt	-	(24,000)	-	(29,000)
Net cash provided by (used in) financing activities	(49,992)	(3,820)	(26,217)	69,154

Change in cash and cash equivalents	44	1,984	(12,757)	14,655
Cash at beginning of period	18,786	29,603	31,587	16,932

Cash at end of period	$18,830	$31,587	$18,830	$31,587

Supplemental information:
Interest paid, net of amounts capitalized	$68,139	$69,428	$91,244	$88,553
Income taxes paid (received), net	19,233	24,799	34,116	27,285

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION                                                                                                                                             Form 10-Q
September 30, 2007

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

Basis of Presentation.  The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2006 Annual Report to Shareholders, which is incorporated by reference into the 2006 Form 10-K, and the first and second quarter 2007 Form 10-Qs.

Intercompany Transactions.  NPL recognizes revenues generated from contracts with Southwest (see Note 3 below). Accounts receivable for these services were $10.8 million at September 30, 2007 and $9.2 million at December 31, 2006. The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation.”

SOUTHWEST GAS CORPORATION                                                                                                                                             Form 10-Q
September 30, 2007

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

	Qualified Retirement Plan
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2007	2006	2007	2006	2007	2006
(Thousands of dollars)
Service cost	$4,123	$4,071	$12,368	$12,213	$16,439	$16,159
Interest cost	7,311	6,701	21,933	20,103	28,635	26,434
Expected return on plan assets	(8,257)	(7,652)	(24,773)	(22,956)	(32,425)	(30,345)
Amortization of prior service credits	(3)	(3)	(8)	(9)	(10)	(11)
Amortization of net loss	1,252	1,338	3,755	4,014	5,093	4,628
Net periodic benefit cost	$4,426	$4,455	$13,275	$13,365	$17,732	$16,865

	SERP
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2007	2006	2007	2006	2007	2006
(Thousands of dollars)
Service cost	$38	$53	$115	$158	$168	$214
Interest cost	487	473	1,461	1,420	1,934	1,873
Amortization of prior service costs	-	2	-	7	2	36
Amortization of net loss	283	311	848	933	1,159	1,161
Net periodic benefit cost	$808	$839	$2,424	$2,518	$3,263	$3,284

	PBOP
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2007	2006	2007	2006	2007	2006
(Thousands of dollars)
Service cost	$203	$214	$608	$641	$821	$851
Interest cost	576	530	1,728	1,589	2,257	2,117
Expected return on plan assets	(536)	(454)	(1,608)	(1,362)	(2,063)	(1,780)
Amortization of transition obligation	216	216	650	650	867	866
Amortization of net loss	14	42	43	126	85	160
Net periodic benefit cost	$473	$548	$1,421	$1,644	$1,967	$2,214

SOUTHWEST GAS CORPORATION                                                                                                                                             Form 10-Q
September 30, 2007

 Note 3 – Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas	Construction
	Operations	Services	Total
Three months ended September 30, 2007
Revenues from external customers	$274,748	$77,445	$352,193
Intersegment revenues	--	19,331	19,331
Total	$274,748	$96,776	$371,524
Segment net income (loss)	$(12,863)	$3,545	$(9,318)

Three months ended September 30, 2006
Revenues from external customers	$273,041	$59,626	$332,667
Intersegment revenues	--	19,133	19,133
Total	$273,041	$78,759	$351,800
Segment net income (loss)	$(13,780)	$3,044	$(10,736)

Nine months ended September 30, 2007
Revenues from external customers	$1,345,996	$192,602	$1,538,598
Intersegment revenues	--	53,179	53,179
Total	$1,345,996	$245,781	$1,591,777
Segment net income	$32,910	$7,199	$40,109

Nine months ended September 30, 2006
Revenues from external customers	$1,235,351	$166,399	$1,401,750
Intersegment revenues	--	57,893	57,893
Total	$1,235,351	$224,292	$1,459,643
Segment net income	$28,306	$8,847	$37,153

Twelve months ended September 30, 2007
Revenues from external customers	$1,838,039	$242,956	$2,080,995
Intersegment revenues	--	75,897	75,897
Total	$1,838,039	$318,853	$2,156,892
Segment net income	$76,077	$10,739	$86,816

Twelve months ended September 30, 2006
Revenues from external customers	$1,658,259	$220,624	$1,878,883
Intersegment revenues	--	77,755	77,755
Total	$1,658,259	$298,379	$1,956,638
Segment net income	$54,975	$12,433	$67,408

SOUTHWEST GAS CORPORATION                                                                                                                                             Form 10-Q
September 30, 2007

Note 4 – Comprehensive Income

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006
	(Thousands of dollars)

Net income (loss)	$(9,318)	$(10,736)	$40,109	$37,153	$86,816	$67,408
Additional minimum pension liability
adjustment, net of $20.3 million tax expense
and $19 million tax benefit	-	-	-	-	33,047	(30,753)
Amortization of unamortized benefit plan cost,
net of $150,000, $450,000, and $450,000 tax expense	246	-	735	-	735	-
Comprehensive income (loss)	$(9,072)	$(10,736)	$40,844	$37,153	$120,598	$36,655

The additional minimum pension liability adjustments noted above resulted from the measurement of pension obligations at December 31, 2006 and 2005.  Under the provisions of SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans”, which were adopted on December 31, 2006, the Company no longer records an adjustment to the additional minimum pension liability in comprehensive income (loss).  Total accumulated other comprehensive loss as of September 30, 2007 was $12.9 million, net of $7.9 million of tax, and was composed entirely of unamortized benefit plan costs.

Note 5 – Common Stock

During the nine months ended September 30, 2007, the Company issued approximately 784,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”), Employee Investment Plan, Management Incentive Plan, and Stock Incentive Plan.  No shares have been issued through the Equity Shelf Program in 2007.

In May 2007, shareholders of the Company approved an increase in the number of authorized shares of common stock from 45,000,000 shares to 60,000,000 shares.  The increase had no effect on the par value of common stock.

Note 6 – Income Taxes

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007.  The adoption of the standard had no impact on the Company's financial position or results of operations.  In connection with the adoption, the Company identified $1.4 million in liabilities related to unrecognized tax benefits, which, if recognized, would favorably impact the effective tax rate. The Company also identified $1.3 million of accrued interest related to uncertain tax positions. Both the liabilities related to the unrecognized tax benefits and interest were recorded as of December 31, 2006.  In the second quarter of 2007, the Company made income tax payments to the IRS for tax and accrued interest related to the uncertain tax positions. There was no change to the balance of unrecognized tax benefits during the third quarter of 2007 and the Company does not expect a material change in the next twelve months.  The Company recognizes interest and penalties related to income tax matters in income tax expense.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2001, and is no longer subject to state examinations for years before 2002.  In the fourth quarter of 2006, the Internal Revenue Service (“IRS”) completed its examination of the Company's U.S. income tax returns for 2001 through 2004.  As of September 30, 2007, the IRS had proposed certain timing-related adjustments to the Company's tax returns as filed.  Management has appealed the proposed assessment but has not resolved the issues as of September 30, 2007.  The Company does not anticipate the adjustments would result in a material change to its financial position or results of operations.

SOUTHWEST GAS CORPORATION                                                                                                                                             Form 10-Q
September 30, 2007

Note 7 – Credit Facility

In April 2007, the Company amended its $300 million credit facility.  The facility was previously scheduled to expire in April 2011 and was extended to April 2012.  The Company will continue to use $150 million of the facility as long-term debt and the remaining $150 million for working capital purposes.  Interest rates for the facility are calculated at the London Interbank Offering Rate plus an applicable margin, or the greater of the prime rate or one-half of one percent plus the Federal Funds rate.

SOUTHWEST GAS CORPORATION                                                                                                                                             Form 10-Q
September 30, 2007

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

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as the MD&A, included in the 2006 Annual Report to Shareholders, which is incorporated by reference into the 2006 Form 10-K, and the first and second quarter 2007 Form 10-Qs.

Executive Summary

The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s operations.  As needed, certain items are covered in greater detail in later sections of management’s discussion and analysis.  As reflected in the table below, the natural gas operations segment accounted for an average of 85 percent of twelve-month-to-date consolidated net income over the past two years.  As such, management’s discussion and analysis is primarily focused on that segment.  Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of the results for a full year.

Summary Operating Results
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2007	2006	2007	2006	2007	2006
	(Thousands of dollars, except per share amounts)

Contribution to net income (loss)
Natural gas operations	$(12,863)	$(13,780)	$32,910	$28,306	$76,077	$54,975
Construction services	3,545	3,044	7,199	8,847	10,739	12,433
Net income (loss)	$(9,318)	$(10,736)	$40,109	$37,153	$86,816	$67,408

Basic earnings (loss) per share
Natural gas operations	$(0.30)	$(0.34)	$0.78	$0.70	$1.81	$1.38
Construction services	0.08	0.08	0.17	0.22	0.25	0.31
Consolidated	$(0.22)	$(0.26)	$0.95	$0.92	$2.06	$1.69

Natural Gas Operations
Operating margin	$132,923	$124,514	$511,543	$474,504	$730,445	$668,978

SOUTHWEST GAS CORPORATION                                                                                                                                             Form 10-Q
September 30, 2007

The comparative improvement in gas segment results of operations during the third quarter of 2007 was due primarily to an $8.4 million increase in operating margin, partially offset by increases in gas segment operating expenses due to general cost increases and incremental costs associated with growth.  Absent a change in the California margin tracker mechanism (see General Rate Relief below), gas segment operating results would have declined between quarters.  NPL’s improvement resulted primarily from additional work in new areas.

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

General Rate Relief. In the fourth quarter of 2006, the California Public Utilities Commission (“CPUC”) approved the Company’s 2007 attrition year filing, granting annualized rate relief of $2.7 million, effective January 2007.  In connection with this filing, the Company also received approval to recognize margin equally throughout the year under its margin tracker mechanism, rather than on a seasonally adjusted basis.  This change does not impact the total amount of margin recognized annually; however it does affect the comparability of 2007 versus 2006 quarterly amounts.  During the third quarter of 2007, rate changes in California provided a $7 million increase in operating margin, of which $6 million was due to the effect of the equalized margin tracker mechanism.  Southwest is currently preparing its 2008 attrition and 2009 general rate case filings in California, which are expected to be filed in the fourth quarter of 2007.

In August 2007, Southwest filed a general rate application with the Arizona Corporation Commission (“ACC”) to increase its authorized operating revenues by $50.2 million.  Southwest has also proposed a rate structure that, if approved, would encourage energy efficiency and also shield the Company and its customers from weather-related volatility.

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

Customer Growth. As of September 30, 2007, Southwest had 1,800,000 residential, commercial, industrial, and other natural gas customers, of which 54 percent were located in Arizona, 36 percent in Nevada, and 10 percent in California.  Residential and commercial customers represented over 99 percent of the total customer base. During the twelve months ended September 30, 2007, Southwest earned 55 percent of operating margin in Arizona, 35 percent in Nevada, and 10 percent in California.  During this same period, Southwest earned 86 percent of operating margin from residential and small commercial customers, 5 percent from other sales customers, and 9 percent from transportation customers.  These general patterns are expected to continue.

The record customer growth levels experienced in recent years have moderated due to the overall slow down in the new housing market.  During the twelve months ended September 30, 2007, Southwest added 48,000 customers, a three percent increase, attributable mainly to population growth in its service areas.  Management expects this more moderate growth level will continue in the near term.

Incremental margin has accompanied customer growth, but the costs associated with creating and maintaining the infrastructure needed to accommodate new customers have also been significant.  The timing of including these costs in rates is often delayed (regulatory lag) and can result in a reduction of current-period earnings.

Management has attempted to mitigate the regulatory lag associated with growth by collecting contributions and advances from home builders and by effectively utilizing technology to minimize incremental staffing levels.  During the quarter,

SOUTHWEST GAS CORPORATION                                                                                                                                             Form 10-Q
September 30, 2007

nine months, and twelve months ended September 30, 2007, Southwest partially offset capital outlays by collecting approximately $9 million, $35 million, and $44 million, respectively, in net advances and contributions from customers and third-party contractors.

In recent years, Southwest initiated a project to expand its use of electronic meter reading technology.  Use of this technology has reduced the time associated with obtaining monthly meter readings, while improving their accuracy.  At September 30, 2007, approximately 1.3 million, or 71 percent, of Southwest customers’ meters were being read electronically.  The project is expected to be completed in 2009 with no adverse impact to existing employees, although some experienced employees have been redeployed to expand service and construction capabilities.

The results of the natural gas operations segment and the overall results of the Company are heavily dependent upon the three components noted previously (general rate relief, weather, and customer growth).  Significant changes in these components (primarily weather) have contributed to somewhat volatile earnings historically.  Management continues to work with its regulatory commissions in designing rate structures that strive to provide affordable and reliable service to its customers while mitigating the volatility in prices to customers and stabilizing returns to investors.  Such a rate structure is in place in California and progress has been made in Nevada.  The general rate case filed in Arizona includes a proposed rate structure that, if approved, would encourage energy efficiency and also shield the Company and its customers from weather-related volatility.

Cash Flows

Southwest’s operating cash flows for the nine and twelve months ended September 30, 2007 improved over the corresponding periods of 2006.  Primary drivers of the improvement include earnings growth and collections of previously deferred PGA balances.  Cash flows from operating activities of Southwest (net of dividends paid) provided $267 million (representing 80 percent) of the required capital resources pertaining to gas segment capital expenditures for the twelve months ended September 30, 2007.  The remainder was provided from refundable construction advances, external financing activities, and existing credit facilities.  During the three-year period ending December 31, 2009, cash flows from gas segment operating activities (net of dividends) are expected to fund approximately 90 percent of the gas operations construction expenditures, assuming continued timely recovery of current and future deferred PGA balances.

Results of Construction Services Operations

NPL’s contribution to consolidated net income increased by $501,000 in the third quarter of 2007 when compared to the third quarter results of the prior year.  The increase was primarily due to the combination of three new operating areas and replacement bid work that offset the impact of the overall slow down in the new housing market.

SOUTHWEST GAS CORPORATION                                                                                                                                             Form 10-Q
September 30, 2007

Results of Natural Gas Operations

Quarterly Analysis
	Three Months Ended
	September 30,
	2007	2006
	(Thousands of dollars)
Gas operating revenues	$274,748	$273,041
Net cost of gas sold	141,825	148,527
Operating margin	132,923	124,514
Operations and maintenance expense	83,222	79,446
Depreciation and amortization	39,774	36,896
Taxes other than income taxes	7,848	9,515
Operating income (loss)	2,079	(1,343)
Other income (expense)	478	1,686
Net interest deductions	22,003	20,808
Net interest deductions on subordinated debentures	1,932	1,931
Income (loss) before income taxes	(21,378)	(22,396)
Income tax expense (benefit)	(8,515)	(8,616)
Contribution to consolidated net income (loss)	$(12,863)	$(13,780)

Contribution from natural gas operations improved by $917,000 in the third quarter of 2007 compared to the same period a year ago.  The improvement in contribution was principally due to increased operating margin, partially offset by higher operating expenses.

Operating margin increased $8 million, or seven percent, in the third quarter of 2007 compared to the third quarter of 2006.  Rate changes accounted for $7 million of the increase in operating margin compared to the prior year, of which $6 million was due to the effect of the equalized margin tracker mechanism.  New customers accounted for the remaining incremental operating margin during the quarter as the Company added 48,000 customers during the last twelve months, an increase of three percent.

Operations and maintenance expense increased $3.8 million, or five percent, primarily due to general cost increases and incremental costs associated with customer growth.  Higher uncollectible costs also contributed to the increase.

Depreciation expense increased $2.9 million, or eight percent, as a result of construction activities.  Average gas plant in service for the current period increased $307 million, or eight percent, compared to the corresponding period a year ago. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

General taxes decreased $1.7 million largely as a result of a change in property tax rates received and recognized in the third quarter of 2007, retroactive to January 2007.

Other income (expense) declined $1.2 million during the third quarter of 2007 compared to the same period in 2006, primarily due to lower interest income and reduced returns on long-term investments.

Net financing costs rose $1.2 million between periods primarily due to higher rates on variable-rate debt and interest expense associated with deferred PGA balances.

SOUTHWEST GAS CORPORATION                                                                                                                                             Form 10-Q
September 30, 2007

Nine-Month Analysis
	Nine Months Ended
	September 30,
	2007	2006
	(Thousands of dollars)
Gas operating revenues	$1,345,996	$1,235,351
Net cost of gas sold	834,453	760,847
Operating margin	511,543	474,504
Operations and maintenance expense	250,847	234,716
Depreciation and amortization	117,380	109,012
Taxes other than income taxes	28,253	25,752
Operating income	115,063	105,024
Other income (expense)	5,502	6,567
Net interest deductions	64,466	64,015
Net interest deductions on subordinated debentures	5,795	5,793
Income before income taxes	50,304	41,783
Income tax expense	17,394	13,477
Contribution to consolidated net income	$32,910	$28,306

Contribution from natural gas operations increased $4.6 million in the nine-month period of 2007 compared to the same period a year ago.  The increase was principally attributed to improved operating margin, partially offset by higher operating expenses.

Operating margin increased approximately $37 million, or eight percent, in the nine-month period of 2007 compared to the nine-month period of 2006.  New customers contributed an incremental $11 million in operating margin during the current period.  Rate relief resulted in an $18 million increase in operating margin (including $15 million in Arizona general rate relief).  Differences in heating demand primarily caused by weather variations between periods resulted in an $8 million margin increase as the current period experienced near normal temperatures while the prior period was warmer than normal.

Operations and maintenance expense increased $16.1 million, or seven percent, principally due to the impact of general cost increases and incremental costs associated with providing service to a growing customer base.  Factors contributing to the increase included higher uncollectible expenses and employee-related costs.

Depreciation expense increased $8.4 million, or eight percent, as a result of construction activities.  Average gas plant in service increased $285 million, or eight percent, as compared to the nine-month period of 2006.  The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

General taxes increased $2.5 million primarily as a result of a favorable nonrecurring property tax settlement recognized in April 2006.

Other income (expense) decreased $1.1 million during the nine-month period of 2007 compared to the same period in 2006, primarily due to lower interest income on declining PGA balances, partially offset by increased returns on long-term investments and gains on dispositions of miscellaneous properties.  The nine-month period of 2006 included $1 million in interest income related to the nonrecurring property tax settlement.

Income tax expense for the nine months ended September 30, 2006 included a nonrecurring $1.7 million state income tax benefit.

SOUTHWEST GAS CORPORATION                                                                                                                                             Form 10-Q
September 30, 2007

Twelve-Month Analysis
	Twelve Months Ended
	September 30,
	2007	2006
	(Thousands of dollars)
Gas operating revenues	$1,838,039	$1,658,259
Net cost of gas sold	1,107,594	989,281
Operating margin	730,445	668,978
Operations and maintenance expense	336,934	322,475
Depreciation and amortization	155,022	143,925
Taxes other than income taxes	37,495	34,515
Operating income	200,994	168,063
Other income (expense)	8,984	8,801
Net interest deductions	86,018	85,366
Net interest deductions on subordinated debentures	7,726	7,724
Income before income taxes	116,234	83,774
Income tax expense	40,157	28,799
Contribution to consolidated net income	$76,077	$54,975

Contribution to consolidated net income from natural gas operations increased $21.1 million in the current twelve-month period compared to the same period a year ago. The improvement in contribution resulted from higher operating margin, partially offset by increased operating expenses.

Operating margin increased $61 million between periods.  Rate relief in Arizona and California added $31 million.  Customer growth contributed an incremental $16 million.  Differences in heating demand, caused primarily by weather variations, accounted for a $14 million increase in operating margin as warmer-than-normal temperatures were experienced during both periods (during the current twelve-month period the negative impact was $7 million, while the negative impact during the prior twelve-month period was $21 million).

Operations and maintenance expense increased $14.5 million, or four percent, between periods reflecting general cost increases and incremental operating costs associated with serving additional customers.  Additional factors included increases in uncollectible expenses and employee-related expenses.  The prior period includes a $10 million nonrecurring provision made in December 2005 for an injuries and damages case.

Depreciation expense increased $11.1 million, or eight percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $275 million, or eight percent, compared to the corresponding period a year ago. This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate customer growth.

General taxes increased $3 million primarily as a result of the favorable nonrecurring property tax settlement recognized in April 2006.

Net financing costs increased slightly between periods primarily due to higher rates on variable-rate debt.

Income tax expense for the twelve months ended September 30, 2006 included a nonrecurring $1.7 million state income tax benefit.

SOUTHWEST GAS CORPORATION                                                                                                                                             Form 10-Q
September 30, 2007

Results of Construction Services

Contribution to consolidated net income for the three months ended September 30, 2007 increased $501,000, when compared to the corresponding period in 2006.  The increase was primarily due to the addition of three new operating areas.  Also, additional replacement bid work reduced the impact of the overall slow down in the new housing market.  However, results for the nine and twelve-month periods decreased $1.6 million, and $1.7 million, respectively, compared to the corresponding periods in 2006.  These decreases reflect the general slow down in the housing market, which adversely affected profits on blanket contracts in the majority of NPL’s operating areas, and lower gains on sales of equipment.  Unfavorable working conditions due to poor weather earlier in the current year also contributed to the decreases.  The amount of work received under existing blanket contracts, the amount of bid work, and the equipment resale market vary from period to period.

Rates and Regulatory Proceedings

California Attrition Filing.  In the fourth quarter of 2006, the CPUC approved a $2.7 million increase in operating margin related to the Company’s 2007 annual California attrition filing.  The increase in customer rates was approved to be made effective January 2007.  In connection with this filing, the Company also received approval to change the way operating margin is recognized under the Company’s margin tracker mechanism.  The change provides for authorized levels of margin to be recognized in equal monthly amounts throughout the year, rather than on a seasonally adjusted basis.  This change did not impact the total amount of margin recognized annually; however, it has affected the comparability of 2007 versus 2006 quarterly amounts, particularly the first through third quarters.  Attrition rate relief during the nine-month period of 2007 provided approximately $3 million in operating margin including the cumulative effect of the method change.  Southwest is currently preparing its 2008 attrition and 2009 general rate case filings in California, which are expected to be filed in the fourth quarter of 2007.

Arizona General Rate Case.  Southwest filed a general rate application with the ACC in the third quarter of 2007 requesting an increase in authorized operating revenues of $50.2 million.  The request is due to increases in Southwest’s operating costs (including inflationary increases to labor and benefits), investments in infrastructure to serve new customers, and the increased costs of capital to fund those investments.  The Company is requesting a return on rate base of 9.45 percent and a return on equity of 11.25 percent.

In addition, declining average residential usage has hindered the Company’s ability to earn the returns previously authorized by the ACC.  A rate structure that would encourage energy efficiency and also shield the Company and its customers from weather-related volatility was also proposed.  Included in the new rate design proposal were a revenue decoupling mechanism that would separate the recovery of fixed costs from volumetric usage and a weather normalization mechanism that would protect customers from higher bills in extreme cold weather and protect the Company from cost under-recoveries in unseasonably warmer weather.  The Company also requested an increase of $3.10 in the monthly residential basic service charge.  Southwest requested the new rates be effective October 2008.  Management cannot predict the amount or timing of rate relief ultimately granted.  The last general rate increase received in Arizona was effective March 2006.

PGA Filings

All of Southwest's state regulatory commissions have regulations that permit the Company to track and recover its actual costs of purchased gas.  Deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses.  Timing differences between changes in PGA rates and the recovery/payment of PGA balances result in over and under-collections.  At September 30, 2007, over-collections in Nevada and California resulted in a liability of $47.3 million and under-collections in Arizona resulted in an asset of $31.2 million on the Company’s balance sheet.  PGA filings are subject to audit by state regulatory commissions.  PGA rate changes impact cash flows but have no direct impact on profit margin.

SOUTHWEST GAS CORPORATION                                                                                                                                             Form 10-Q
September 30, 2007

As of September 30, 2007 and December 31, 2006, Southwest had the following outstanding PGA balances receivable/(payable) (millions of dollars):

	September 30, 2007	December 31, 2006
Arizona	$31.2	$68.4
Northern Nevada	(10.1)	1.1
Southern Nevada	(31.9)	4.1
California	(5.3)	3.4
	$(16.1)	$77.0

Capital Resources and Liquidity

The capital requirements and resources of the Company generally are determined independently for the natural gas operations and construction services segments. Each business activity is generally responsible for securing its own financing sources. The capital requirements and resources of NPL are not material to the overall capital requirements and resources of the Company.

Gas Segment Construction Expenditures and Financing

Southwest continues to experience customer growth above industry averages, albeit at a slower pace than in the recent past.  This growth has required significant capital outlays for new transmission and distribution plant, to keep up with consumer demand.  During the twelve-month period ended September 30, 2007, construction expenditures for the natural gas operations segment were $335 million.  Approximately 77 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant.  Cash flows from operating activities of Southwest (net of dividends paid) provided $267 million, or 80 percent, of the required capital resources pertaining to gas segment capital expenditures for the twelve months ended September 30, 2007.  Operating cash flows during the current twelve-month period were positively impacted by earnings growth and recoveries of deferred PGA balances.  The remainder was provided from external financing activities, existing credit facilities, and refundable construction advances.  At September 30, 2007, the balance of refundable construction advances was $83 million.

In October 2007, the Company sold its Southern Nevada Division operations facility for $35 million.  The gain on the sale (approximately $20 million) will be deferred and recorded as a regulatory liability to be included in a future rate case.  The Company plans to build two separate facilities to better serve the expanding customer base in Las Vegas.  During construction of the new facilities, the Company will lease back the operations facility.  The Company’s corporate headquarters complex is not affected by these transactions.

Southwest estimates construction expenditures during the three-year period ending December 31, 2009 will be approximately $880 million.  During the three-year period, cash flows from operating activities (net of dividends) are estimated to fund approximately 90 percent of the gas operations’ total construction expenditures, assuming continued timely recovery of currently deferred PGA balances.  Southwest also has $43 million in long-term debt maturities over the three-year period.  During this time frame, the Company expects to raise $100 million to $125 million from its various common stock programs. Any remaining cash requirements are expected to be provided by existing credit facilities and/or other external financing sources.  The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest service areas, and earnings.  These external sources may include the issuance of both debt and equity securities, bank and other short-term borrowings, customer contributions and advances, and other forms of financing.

During the nine months ended September 30, 2007, the Company issued approximately 784,000 additional shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”), Employee Investment Plan,

SOUTHWEST GAS CORPORATION                                                                                                                                             Form 10-Q
September 30, 2007

Management Incentive Plan, and Stock Incentive Plan.  No shares have been issued through the Equity Shelf Program (“ESP”) in 2007.  The Company has $16.7 million of remaining capacity under the ESP.

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

Over the past several years the cost of natural gas has fluctuated dramatically.  Price volatility is expected to continue indefinitely.  Southwest periodically enters into fixed-price term contracts to mitigate price volatility.  About half of Southwest’s annual normal weather supply needs are secured using short duration contracts (one year or less).  Natural gas purchases not covered by fixed-price contracts are made under variable-price contracts with firm quantities and on the spot market.  Prices for these contracts are not known until the month of purchase.  Southwest does not currently utilize other stand-alone derivative financial instruments for speculative purposes, or for hedging.  In the future, Southwest intends to supplement its current volatility mitigation program with stand-alone derivative financial instruments for hedging purposes.  The combination of fixed-price contracts and derivative financial instruments should increase flexibility for Southwest and increase supplier diversification.  The costs of such derivative financial instruments are expected to be recovered from customers.

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

On an interim basis, Southwest generally defers over- or under-collections of gas costs to PGA balancing accounts.  In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect.  At September 30, 2007, the combined balances in PGA accounts totaled a net over-collection of $16.1 million versus an under-collection of $77 million at December 31, 2006.  Southwest has the ability to draw on its $300 million credit facility to temporarily finance under-collected PGA balances.  This facility was extended by one year in April 2007 to expire in April 2012.  Southwest has designated $150 million of the facility as long-term debt and the remaining $150 million for working capital purposes.  Southwest currently believes the $150 million designated for working capital purposes is adequate to meet liquidity needs.  At September 30, 2007, $101 million was outstanding on the long-term portion and no borrowings were outstanding on the short-term portion of the credit facility.

In February 2007, the Board of Directors increased the quarterly dividend payout from 20.5 cents to 21.5 cents per share, effective with the June 2007 payment.

SOUTHWEST GAS CORPORATION                                                                                                                                             Form 10-Q
September 30, 2007

The following table sets forth the ratios of earnings to fixed charges for the Company.  Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	September 30,	December 31,
	2007	2006

Ratio of earnings to fixed charges	2.29	2.25

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and amortized debt costs.

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995 (“Reform Act”).  All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions.  The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar words and expressions are generally used and intended to identify forward-looking statements.  For example, statements regarding customer growth, estimated future construction expenditures, forecasted operating cash flows, sufficiency of working capital, ability to raise funds and receive external financing, the amount of any such financing, and statements regarding future gas prices, gas purchase contracts and derivative financial instruments, the recovery of under-recovered PGA balances, and the timing and results of future rate approvals are forward-looking statements.  All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

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

SOUTHWEST GAS CORPORATION                                                                                                                                             Form 10-Q
September 30, 2007

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

Based on the most recent evaluation, as of September 30, 2007, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting during the third quarter of 2007 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

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
September 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: November 7, 2007

/s/ Roy R. Centrella
Roy R. Centrella
Vice President/Controller and Chief Accounting Officer