Form 10-K
period 2007-12-31
SOUTHWEST GAS CORP
filed 2008-02-29
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐             Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant:

$1,432,516,582 as of June 30, 2007

The number of shares outstanding of common stock:

Common Stock, $1 Par Value, 43,044,024 shares as of February 15, 2008

DOCUMENTS INCORPORATED BY REFERENCE

Description	Part Into Which Incorporated
Annual Report to Shareholders for the Year Ended December 31, 2007	Parts I, II, and IV
2008 Proxy Statement	Part III

PART I

PART I

Item 1.	BUSINESS

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

Financial information concerning the Company’s business segments is included in Note 12 of the Notes to Consolidated Financial Statements, which is included in the 2007 Annual Report to Shareholders and is incorporated herein by reference.

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

As of December 31, 2007, Southwest purchased and distributed or transported natural gas to 1,813,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. The record customer growth levels experienced in recent years have moderated due to the overall slow down in the new housing market. There were 29,000 net new customers added to the system during 2007, a two percent increase, attributable mainly to population growth in its service areas. Management expects a more moderate growth level between one and one half to three percent will continue in the near term.

The table below lists the percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

	Distribution
For the Year Ended	Residential and Small Commercial	Other Sales Customers	Transportation
December 31, 2007	86%	5%	9%
December 31, 2006	85%	6%	9%
December 31, 2005	86%	5%	9%

Southwest is not dependent on any one or a few customers such that the loss of any one or several would have a significant adverse impact on earnings or cash flows.

Transportation of customer-secured gas to end-users accounted for 48 percent of total system throughput in 2007. Customers who utilized this service transported 113 million dekatherms in 2007, 118 million dekatherms in 2006, and 127 million dekatherms in 2005. Although these volumes are significant, these customers provided a much smaller proportionate share of operating margin.

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

Rates charged to customers vary according to customer class and rate jurisdiction and are set at levels that are intended to allow for the recovery of all prudently incurred costs, including a return on rate base sufficient to pay interest on debt and subordinated debentures, and a reasonable return on common equity. Rate base consists generally of the original cost of utility plant in service, plus certain other assets such as working capital and inventories, less accumulated depreciation on utility plant in service, net deferred income tax liabilities, and certain other deductions. Southwest’s rate schedules in Arizona and California contain purchased gas adjustment clauses, which allow Southwest to file for rate adjustments as the cost of purchased gas changes. In Nevada, effective November 2005, Southwest began operating under the deferred energy regulations as established by the Nevada Administrative Code, which governs the recovery of energy costs in the state. The deferred energy provisions operate substantially the same as the purchased gas adjustment clauses. Deferred energy and purchased gas adjustment (collectively “PGA”) rate changes affect cash flows but have no direct impact on profit margin. Filings to change rates in accordance with PGA clauses are subject to audit by the appropriate state regulatory commission staff. Information with respect to recent general rate cases and PGA filings is included in the Rates and Regulatory Proceedings section of Management’s Discussion and Analysis (“MD&A”) in the 2007 Annual Report to Shareholders.

The table below lists recent docketed general rate filings and the status of such filing within each ratemaking area:

Ratemaking Area	Type of Filing	Month Filed	Month Final Rates Effective
Arizona	General rate case	August 2007	Pending
California:
Northern and Southern	Annual attrition	October 2007	January 2008
Northern and Southern	General rate case	December 2007	Pending
Nevada:
Northern and Southern	General rate case	March 2004	September 2004
FERC:
Paiute	General rate case	January 2005	August 2005

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

Demand for natural gas is greatly affected by temperature. On cold days, use of gas by residential and commercial customers can be six times greater than on warm days because of increased use of gas for space heating. To fully satisfy this increased high-priority demand, gas is withdrawn from storage in certain service areas, or peaking supplies are purchased from suppliers. If necessary, service to interruptible lower-priority customers may be curtailed to provide the needed delivery system capacity. No weather-related curtailments occurred during the latest peak heating season. Southwest maintains no significant backlog on its orders for gas service.

Natural Gas Supply

Southwest is responsible for acquiring (purchasing) and arranging delivery of (transporting via interstate pipelines) natural gas to its system for all sales customers.

The primary objective of Southwest in acquiring gas supply is to ensure that adequate supplies of natural gas are available from reliable sources at the best cost. Gas is acquired from a wide variety of sources and a mix of purchase provisions, including spot market purchases and firm supplies with a variety of terms. During 2007, Southwest acquired gas supplies from 50 suppliers. Southwest regularly monitors the number of suppliers, their quality and their relative contribution to the overall customer supply portfolio. New suppliers are contracted whenever possible, and solicitations for supplies are extended to the largest practicable list of suppliers. Competitive pricing, flexibility in meeting Southwest requirements, and aggressive participation by suppliers who have demonstrated reliability of service are key to their inclusion in the annual portfolio mix. The goal of this practice is to mitigate the risk of nonperformance by any one supplier and ensure competitive prices for customer supplies.

Balancing reliable supply assurances with the associated costs results in a continually changing mix of purchase provisions within the supply portfolios. To address the unique requirements of its various market areas, Southwest assembles and administers a separate natural gas supply portfolio for each of its jurisdictional areas. Firm and spot market natural gas purchases are made in a competitive bid environment. Southwest has experienced price volatility over the past five years, as the weighted-average delivered cost of natural gas has ranged from a low of $4.60 per dekatherm in 2003 to a high of $8.10 per dekatherm in 2007. Price volatility is expected to continue throughout 2008.

To mitigate customer exposure to market price volatility, Southwest continues to purchase approximately 50 percent of its forecasted annual normal weather requirements under firm, fixed-price arrangements that are secured periodically throughout the year. For the 2007/2008 heating season, fixed-price contracts ranged in price from approximately $6 to $10 per dekatherm. Natural gas purchases not covered by fixed-price contracts are made under variable-price contracts with firm quantities and on the spot market. Prices for these contracts are not known until the month of purchase.

The firm, fixed-price arrangements are structured such that a stated volume of gas is required to be scheduled by Southwest and delivered by the supplier. If the gas is not needed by Southwest or cannot be procured by the supplier, the contract provides for fixed or market-based penalties to be paid by the non-performing party.

In managing its gas supply portfolios, Southwest uses the fixed-price and variable-price arrangements noted above, but does not currently utilize other stand-alone derivative financial instruments for speculative purposes nor does it have trading operations. None of the Company’s current long-term financial instruments or other contracts are derivatives that are marked to market or contain embedded derivatives with significant mark-to-market value. In the near future, Southwest intends to supplement its current volatility mitigation program with stand-alone financial derivative instruments. The combination of fixed-price contracts and derivative instruments should increase flexibility for Southwest and increase supplier diversification. The costs of such derivative financial instruments are expected to be recovered from customers.

Storage availability can influence the average annual price of gas, as storage allows a company to purchase natural gas in larger quantities during the off-peak season and store it for use in high demand periods when prices may be greater or supplies/capacity tighter. Southwest currently has no storage availability in its Arizona or southern Nevada rate jurisdictions. Limited storage availability exists in southern and northern California and northern Nevada. A contract with Southern California Gas Company is intended for delivery only within Southwest’s southern California rate jurisdiction. In addition, a contract with Paiute for its LNG facility allows for peaking capability only in northern Nevada and northern California. Gas is purchased for injection during the off-peak period for use in the high demand months, but is limited in its impact on the overall price. In December 2007, Southwest entered into interruptible storage contracts with Northwest Pipeline Corporation (“NWPL”) for the northern Nevada and northern California rate jurisdictions. NWPL has the discretion to limit Southwest’s ability to inject or withdrawal from this interruptible storage. As such, this storage provides limited operational flexibility to adjust daily flowing supplies to meet demand, as permitted by conditions on NWPL’s system, and has limited impact on the overall price of gas supplies.

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

Southwest believes that the current level of contracted firm interstate capacity is sufficient to serve each of its service territories. As the need arises to acquire additional capacity on one of the interstate pipeline transmission systems, primarily due to customer growth, Southwest will continue to consider available options to obtain that capacity, either through the use of firm contracts with a pipeline company or by purchasing capacity on the open market.

Competition

Electric utilities are the principal competitors of Southwest for the residential and small commercial markets throughout its service areas. Competition for space heating, general household, and small commercial energy needs generally occurs at the initial installation phase when the customer/builder typically makes the decision as to which type of equipment to install and operate. The customer will generally continue to use the chosen energy source for the life of the equipment. As a result of its success in these markets, Southwest has experienced continued growth among the residential and small commercial customer classes.

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

Employees

At December 31, 2007, the natural gas operations segment had 2,538 regular full-time equivalent employees. Southwest believes it has a good relationship with its employees and that compensation, benefits, and working conditions afforded its employees are comparable to those generally found in the utility industry. No employees are represented by a union.

CONSTRUCTION SERVICES

NPL is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems. NPL contracts primarily with LDCs to install, repair, and maintain energy distribution systems from the town border station to the end-user. The primary focus of business operations is main and service replacement as well as new business installations. Construction work varies from relatively small projects to the piping of entire communities. Construction activity is seasonal in most areas. Peak construction periods are the summer and fall months in colder climate areas, such as the Midwest. In the warmer climate areas, such as the southwestern United States, construction continues year round. Construction activity is also cyclical and can be significantly impacted by changes in general and local economic conditions, including interest rates, the housing market, employment levels, job growth, equipment resale market, and local and federal tax rates. The continued slow-down in construction activities observed in regional and national markets at the end of 2007, if sustained, could negatively impact the amount of work received under existing blanket contracts, the amount of bid work, and the equipment resale market in 2008.

NPL business activities are often concentrated in utility service territories where existing energy lines are scheduled for replacement. An LDC will typically contract with NPL to provide pipe replacement services and new line installations. Contract terms generally specify unit-price or fixed-price arrangements. Unit-price contracts establish prices for all of the various services to be performed during the contract period. These contracts often have annual pricing reviews. During 2007, approximately 90 percent of revenue was earned under unit-price contracts. As of December 31, 2007, no significant backlog existed with respect to outstanding construction contracts.

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

Competition within the industry has traditionally been limited to several regional competitors in what has been a largely fragmented industry. Several national competitors also exist within the industry. NPL currently operates in approximately 19 major markets nationwide. Its customers are the primary LDCs in those markets. During 2007, NPL served 67 major customers, with Southwest accounting for approximately 21 percent of NPL revenues. With the exception of four other customers that in total accounted for approximately 31 percent of revenue, no other customer had a relatively significant contribution to NPL revenues.

Employment fluctuates between seasonal construction periods, which are normally heaviest in the summer and fall months. At December 31, 2007, NPL had 2,535 regular full-time equivalent employees. Employment peaked in October 2007 when there were 2,666 employees. Most employees are represented by unions and are covered by collective bargaining agreements, which is typical of the utility construction industry.

Operations are conducted from 20 field locations with corporate headquarters located in Phoenix, Arizona. Buildings are normally leased from third parties. The lease terms are typically five years or less. Field location facilities consist of a small building for repairs and land to store equipment.

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

Rate schedules in each of our service territories contain PGA clauses which permit us to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. We have used short-term borrowings in the past to temporarily finance increases in purchased gas costs, and we expect to do so during 2008, if the need again arises.

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

The demand for natural gas is seasonal and is greatly affected by temperature. Variability in weather from normal temperatures can materially impact results of operations, particularly in our Arizona service territories where rates are highly leveraged. On cold days, use of gas by residential and commercial customers can be six times greater than on warm days because of the increased use of gas for space heating. Weather has been and will continue to be one of the dominant factors in our financial performance.

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

Our operations are subject to inherent hazards and risks such as gas leaks, fires, natural disasters, explosions, pipeline ruptures, and other hazards and risks that may cause unforeseen interruptions, personal injury, or property damage. Additionally, our facilities, machinery, and equipment, including our pipelines, are subject to third party damage from construction activities and vandalism. Any of these or similar events could cause environmental pollution, personal injury or death claims, damage to our properties or the properties of others, or loss of revenue by us or others.

We maintain liability insurance for some, but not all, risks associated with the operation of our natural gas pipelines and facilities. In connection with these liability insurance policies, we are responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. The Company’s current insurance contracts limit the self-insured retention to $1 million per incident plus payment of the first $5 million in aggregate claims above $1 million. We cannot predict the likelihood that any future event will occur which will result in a claim exceeding $1 million; however, a large claim for which we were deemed liable would reduce our earnings.

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

We cannot be certain that any of our current credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Our credit ratings are subject to change at any time in the discretion of the applicable ratings agencies. Numerous factors, including many which are not within our control, are considered by the ratings agencies in connection with assigning credit ratings.

Any future downgrade could increase our borrowing costs, which would diminish our financial results. We would likely be required to pay a higher interest rate in future financings, and our potential pool of investors and funding sources could decrease. A downgrade could require additional support in the form of letters of credit or cash or other collateral and otherwise adversely affect our business, financial condition and results of operations.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The plant investment of Southwest consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators, which comprise the pipeline systems and facilities located in and around the communities served. Southwest also includes other properties such as land, buildings, furnishings, work equipment, vehicles, and software systems in plant investment. The northern Nevada and northern California properties of Southwest are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Several properties are leased by Southwest, including a portion of the corporate headquarters office complex located in Las Vegas, Nevada and the administrative offices in Phoenix, Arizona. Total gas plant, exclusive of leased property, at December 31, 2007 was $4.1 billion, including construction work in progress. It is the opinion of management that the properties of Southwest are suitable and adequate for its purposes.

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

The principal market on which the common stock of the Company is traded is the New York Stock Exchange. At February 15, 2008, there were 22,910 holders of record of common stock, and the market price of the common stock was $27.99. The quarterly market price of, and dividends on, Company common stock required by this item are included in the 2007 Annual Report to Shareholders filed as an exhibit hereto and incorporated herein by reference.

The Company’s common stock dividend policy states that common stock dividends will be paid at a prudent level within the normal dividend payout range for its respective businesses, and that dividends will be established at a level considered sustainable in order to minimize business risk and maintain a strong capital structure throughout all economic cycles. The quarterly common stock dividend declared was 20.5 cents per share throughout 2006 and 21.5 cents per share throughout 2007. In February 2007, the Board of Directors increased the quarterly dividend payout to 21.5 cents per share, effective with the June 2007 payment. In February 2008, the Board of Directors increased the quarterly dividend payout to 22.5 cents per share, effective with the June 2008 payment.

Item 6.	SELECTED FINANCIAL DATA

Information required by this item is included in the 2007 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is included in the 2007 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various forms of market risk, including commodity price risk, weather risk, and interest rate risk. The following describes the Company’s exposure to these risks.

Commodity Price Risk

About half of Southwest’s annual normal weather gas supply needs are secured using short duration fixed-price contracts (one year or less). For the 2007/2008 heating season, fixed-price contracts ranged in price from approximately $6 to $10 per dekatherm. Natural gas purchases not covered by fixed-price contracts are made under variable-price contracts with firm quantities and on the spot market. Prices for these contracts are not known until the month of purchase. The PGA mechanism allows Southwest to file to change the gas cost component of the rates charged to its customers to reflect increases or decreases in the price expected to be paid to its suppliers and companies providing interstate pipeline transportation service. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes affect cash flows and potentially short-term borrowing requirements, but do not directly impact profit margin.

The Company does not currently utilize stand-alone derivative financial instruments, other than fixed-price term and variable-rate contracts, for speculative purposes nor does it have trading operations. In the future, Southwest intends to supplement its current volatility mitigation program with stand-alone derivative instruments. The combination of fixed-price contracts and derivative instruments should increase flexibility for Southwest and increase supplier diversification. The Company intends to pursue the recovery of such costs as part of the PGA mechanisms in each jurisdiction.

Weather Risk

A significant portion of the Company’s operating margin is volume driven with current rates based on an assumption of normal weather. Demand for natural gas is greatly affected by temperature. On cold days, use of gas by residential and commercial customers can be six times greater than on warm days because of increased use of gas for space heating. Space heating-related volumes are the primary component of billings for these customer classes and are concentrated in the months of November to March. Variances in temperatures from normal levels, especially during these months, have a significant impact on the margin and associated net income of the Company. This impact is most pronounced in Arizona, where 54 percent of Southwest’s customers are located and where rates are highly leveraged.

The Company continues to pursue mechanisms in each of its service territories intended to stabilize the recovery of the Company’s fixed costs and reduce fluctuations in customers’ bills due to colder or warmer-than-normal weather. In California, Southwest has a margin tracker balancing account that mitigates margin volatility due to weather and other usage variations. In Nevada, Southwest is authorized to use declining block rates to mitigate weather variations. In Arizona, Southwest filed a general rate application in August 2007 that includes a revenue decoupling mechanism that would separate the recovery of fixed costs from volumetric usage and a weather normalization mechanism that would, if approved, protect customers from higher bills in extreme cold weather and protect the Company from cost under-recoveries in unseasonably warm weather. The Company cannot predict whether the filed for changes in Arizona will be approved.

Interest Rate Risk

Interest rate risk is the risk that changes in interest rates could adversely affect earnings or cash flows. Specific interest rate risks for the Company include the risk of increasing interest rates on variable-rate obligations. Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. In Nevada, fluctuations in interest rates on variable-rate Industrial Development Revenue Bonds (“IDRBs”) are tracked and recovered from ratepayers through an interest balancing account. As of December 31, 2007 and 2006, Southwest had $209 million and $197 million, respectively, in variable-rate debt outstanding, excluding Nevada variable-rate IDRBs. Assuming a constant outstanding balance in variable-rate debt for the next twelve months, a hypothetical one percent change in interest rates would increase or decrease interest expense for the next twelve months by approximately $2.1 million.

Other risk information is included in Item 1A. Risk Factors of this report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Southwest Gas Corporation and Notes thereto, together with the report of PricewaterhouseCoopers LLP, are included in the 2007 Annual Report to Shareholders and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and benefits of controls must be considered relative to their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Based on the most recent evaluation, as of December 31, 2007, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

Internal Control Over Financial Reporting

The report of management of the Company required to be reported herein is incorporated by reference to the information reported in the 2007 Annual Report to Shareholders under the caption “Management’s Report on Internal Control Over Financial Reporting” on page 75.

The Attestation Report of the Independent Registered Public Accounting Firm required to be reported herein is incorporated by reference to the information reported in the 2007 Annual Report to Shareholders under the caption “Report of Independent Registered Public Accounting Firm” on page 76.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2008 Proxy Statement, which by this reference is incorporated herein.

(b) Identification of Executive Officers. The name, age, position, and period position held during the last five years for each of the Executive Officers of the Company as of December 31, 2007 are as follows:

Name	Age	Position	Period Position Held
Jeffrey W. Shaw	49	Chief Executive Officer	2004-Present
		President	2003-2004
		Senior Vice President/Gas Resources and Pricing	2003
James P. Kane	61	President	2004-Present
		Executive Vice President/Operations	2003-2004
George C. Biehl	60	Executive Vice President/Chief Financial Officer and
		Corporate Secretary	2003-Present
John P. Hester	45	Senior Vice President/Regulatory Affairs & Energy Resources	2006-Present
		Vice President/Regulatory Affairs and Systems Planning	2003-2006
		Director/State Regulatory Affairs and Systems Planning	2003
Edward A. Janov	53	Senior Vice President/Finance	2004-Present
		Vice President/Finance	2003-2004
		Vice President/Finance and Treasurer	2003
Christina A. Palacios	62	Senior Vice President/Central Arizona Division	2005-Present
		Senior Vice President/Southern Arizona Division	2004-2005
		Vice President/Southern Arizona Division	2003-2004
Thomas R. Sheets	57	Senior Vice President/Legal Affairs and General Counsel	2003-Present
Dudley J. Sondeno	55	Senior Vice President/Chief Knowledge and
		Technology Officer	2003-Present
Roy R. Centrella	50	Vice President/Controller and Chief Accounting Officer	2003-Present
Kenneth J. Kenny	45	Vice President/Treasurer	2005-Present
		Treasurer	2003-2005
		Assistant Treasurer/Director Financial Services	2003

(c) Identification of Certain Significant Employees. None.

(d) Family Relationships. No Directors or Executive Officers are related either by blood, marriage, or adoption.

(e) Business Experience. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2008 Proxy Statement, which by this reference is incorporated herein. All Executive Officers have held responsible positions with the Company for at least five years as described in (b) above.

(f) Involvement in Certain Legal Proceedings. None.

(g) Promoters and Control Persons. None.

(h) Audit Committee Financial Expert. Information with respect to the financial expert of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2008 Proxy Statement, which by this reference is incorporated herein.

(i) Identification of the Audit Committee. Information with respect to the composition of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2008 Proxy Statement, which by this reference is incorporated herein.

(j) Material Changes in Director Nomination Procedures for Security Holders. None.

Section 16(a) Beneficial Ownership Reporting Compliance. The Company has adopted procedures to assist its directors and executive officers in complying with Section 16(a) of the Exchange Act, as amended, which includes assisting in the preparation of forms for filing. For 2007, all reports were timely filed.

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

Information with respect to executive compensation is set forth under the heading “Executive Compensation” in the definitive 2008 Proxy Statement, which by this reference is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2008 Proxy Statement, which by this reference is incorporated herein.

(b) Security Ownership of Management. Information with respect to security ownership of management is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2008 Proxy Statement, which by this reference is incorporated herein.

(c) Changes in Control. None.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

At December 31, 2007, the Company had three stock-based compensation plans. With respect to the first plan, the Company previously granted options to purchase shares of common stock to key employees and outside directors. The option grants in 2006 consumed the remaining options that could be issued under the option plan and no future grants are anticipated.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
(Thousands of shares)
Equity compensation plans approved by security holders	798	$26.85	—
Equity compensation plans not approved by security holders	—	—	—

Total	798	$26.85	—

Pursuant to the terms of the management incentive plan, the Company may issue performance shares to encourage key employees to remain in its employment to achieve short-term and long-term performance goals.

Plan category	Number of securities to be issued upon vesting of performance shares	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance
(Thousands of shares)
Equity compensation plans approved by security holders	292	$29.40	513
Equity compensation plans not approved by security holders	—	—	—

Total	292	$29.40	513

Pursuant to the terms of the restricted stock/unit plan, the Company may award restricted stock and restricted stock units to attract, motivate, retain and reward key employees with incentives for high levels of individual performance and improved financial performance of the Company and to attract, motivate, and retain experienced and knowledgeable independent directors.

Plan category	Number of securities to be issued upon vesting of restricted stock units	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance
(Thousands of shares)
Equity compensation plans approved by security holders	49	$38.48	400
Equity compensation plans not approved by security holders	—	—	—

Total	49	$38.48	400

Additional information regarding the three equity compensation plans is included in Note 10 of the Notes to Consolidated Financial Statements in the 2007 Annual Report to Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions, and director independence is set forth under the heading “Governance of the Company” in the definitive 2008 Proxy Statement, which by this reference is incorporated herein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to accounting fees and services associated with PricewaterhouseCoopers LLP is set forth under the heading “Selection of Independent Registered Public Accounting Firm” in the definitive 2008 Proxy Statement, which by this reference is incorporated herein.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report on Form 10-K:

(1)	The Consolidated Financial Statements of the Company (including the Reports of Independent Accountants) required to be reported herein are incorporated by reference to the information reported in the 2007 Annual Report to Shareholders under the following captions:

(2)	All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(3)	See LIST OF EXHIBITS.

(b)	See LIST OF EXHIBITS.

LIST OF EXHIBITS

Exhibit Number	Description of Document

1.01	Sales Agency Financing Agreement, dated as of March 16, 2006, between Southwest Gas Corporation and BNY Capital Markets, Inc. Incorporated herein by reference to the report on Form 8-K dated March 16, 2006.

3(i)	Restated Articles of Incorporation, as amended. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2007.

3(ii)	Amended Bylaws of Southwest Gas Corporation.

4.01	Indenture between City of Big Bear Lake, California, and Harris Trust and Savings Bank as Trustee, dated December 1, 1993, with respect to the issuance of $50,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation Project), 1993 Series A, due 2028. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1993.

4.02	Form of Deposit Agreement. Incorporated herein by reference to the Registration Statement on Form S-3, No. 33-55621.

4.03	Form of Depositary Receipt (attached as Exhibit A to Form of Deposit Agreement included as Exhibit 4.02 hereto). Incorporated herein by reference to the Registration Statement on Form S-3, No. 33-55621.

4.04	Indenture between the Company and Harris Trust and Savings Bank dated July 15, 1996, with respect to Debt Securities. Incorporated herein by reference to the report on Form 8-K dated July 26, 1996.

4.05	First Supplemental Indenture of the Company to Harris Trust and Savings Bank dated August 1, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to 7 1/2% and 8% Debentures, due 2006 and 2026, respectively. Incorporated herein by reference to the report on Form 8-K dated July 31, 1996.

4.06	Second Supplemental Indenture of the Company to Harris Trust and Savings Bank dated December 30, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to Medium-Term Notes. Incorporated herein by reference to the report on Form 8-K dated December 30, 1996.

4.07	Indenture between Clark County, Nevada, and Harris Trust and Savings Bank as Trustee, dated as of October 1, 1999, with respect to the issuance of $35,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation), Series 1999A and Taxable Series 1999B or convertibles of Series B (Series C and D), due 2038. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1999.

4.08	Third Supplemental Indenture between the Company and The Bank of New York, as successor to Harris Trust and Savings Bank, dated as of February 13, 2001, supplementing and amending the Indenture dated as of July 15, 1996, with respect to the $200,000,000, 8.375% Notes, due 2011. Incorporated herein by reference to the report on Form 8-K dated February 8, 2001.

4.09	Fourth Supplemental Indenture of the Company to The Bank of New York, as successor to Harris Trust and Savings Bank, dated as of May 6, 2002, supplementing and amending the Indenture dated as of July 15, 1996, with respect to the 7.625% Senior Unsecured Notes due 2012. Incorporated herein by reference to the report on Form 8-K dated May 1, 2002.

4.10	Certificate of Trust of Southwest Gas Capital II. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.11	Certificate of Trust of Southwest Gas Capital III. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.12	Certificate of Trust of Southwest Gas Capital IV. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.13	Trust Agreement of Southwest Gas Capital III. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.14	Trust Agreement of Southwest Gas Capital IV. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.15	Form of Common Stock Certificate. Incorporated herein by reference to the report on Form 8-K dated July 22, 2003.

4.16	Form of Preferred Trust Security. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.17	Form of Indenture with respect to the 7.70% Junior Subordinated Debentures. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.18	Form of 7.70% Junior Subordinated Debenture. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.19	Form of Amended and Restated Trust Agreement of Southwest Gas Capital II. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.20	Form of Guarantee Agreement with respect to the Preferred Trust Securities. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.21	Indenture between Clark County, Nevada, and BNY Midwest Trust Company as Trustee, dated as of July 1, 2004, with respect to the issuance of $65,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation), Series 2004A, due 2034. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2004.

4.22	Indenture between Clark County, Nevada, and BNY Midwest Trust Company as Trustee, dated as of October 1, 2004, with respect to the issuance of $75,000,000 Industrial Development Refunding Revenue Bonds (Southwest Gas Corporation), Series 2004B, due 2033. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 2004.

4.23	Indenture of Trust between Clark County, Nevada and the Bank of New York Trust Company, N.A. as Trustee, dated as of October 1, 2005, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2005A. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2005.

4.24	Indenture of Trust between Clark County, Nevada and the Bank of New York Trust Company, N.A. as Trustee, dated as of September 1, 2006, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2006A. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2006.

4.25	The Company hereby agrees to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Southwest Gas Corporation or its subsidiaries; the total amount of securities authorized thereunder does not exceed 10 percent of the consolidated total assets of Southwest Gas Corporation and its subsidiaries.

10.01	Project Agreement between the Company and City of Big Bear Lake, California, dated as of December 1, 1993. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1993.

10.02	Amended and Restated Lease Agreement between the Company and Spring Mountain Road Associates, dated as of July 1, 1996. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 1996.

10.03*	Southwest Gas Corporation Supplemental Retirement Plan, amended and restated as of January 1, 2005.

10.04*	Southwest Gas Corporation Board of Directors Retirement Plan, amended and restated as of January 1, 2005.

10.05	Financing Agreement between the Company and Clark County, Nevada, dated as of October 1, 1999. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1999.

10.06*	Amended Form of Employment Agreement with Company Officers. Incorporated herein by reference to the reports on Form 10-Q for the quarters ended September 30, 1998, September 30, 2000, and September 30, 2001, the reports on Form 8-K dated September 21, 2004 and August 1, 2006, and the report on Form 10-K for the year ended December 31, 2006.

10.07*	Amended Form of Change in Control Agreement with Company Officers. Incorporated herein by reference to the reports on Form 10-Q for the quarters ended September 30, 1998, September 30, 2000, and September 30, 2001, the reports on Form 8-K dated September 21, 2004 and August 1, 2006, and the report on Form 10-K for the year ended December 31, 2006.

10.08*	Southwest Gas Corporation Management Incentive Plan, amended and restated January 1, 2004. Incorporated herein by reference to the Proxy Statement dated March 24, 2004.

10.09*	Southwest Gas Corporation 2002 Stock Incentive Plan. Incorporated herein by reference to the Proxy Statement dated April 2, 2002.

10.10*	Southwest Gas Corporation Executive Deferral Plan, amended and restated as of December 31, 2004, and Southwest Gas Corporation Executive Deferral Plan, effective January 1, 2005.

10.11*	Southwest Gas Corporation Directors Deferral Plan, amended and restated as of December 31, 2004, and Southwest Gas Corporation Directors Deferral Plan, effective January 1, 2005.

10.12	Financing agreement dated as of March 1, 2003 by and between Clark County, Nevada and Southwest Gas Corporation relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2003A, Series 2003B, Series 2003C, Series 2003D and Series 2003E. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2003.

10.13*	Form of Executive Option Grant under 2002 Stock Incentive Plan. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2004.

10.14	Financing Agreement dated as of October 1, 2004 by and between the Company and Clark County, Nevada relating to Clark County Nevada Industrial Development Revenue Bonds Series 2004B. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 2004.

10.15	$300 million Five-Year Credit Facility. Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 2005. First Amendment to $300 million Five-Year Credit Facility. Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 2006. Second Amendment to $300 million Five-Year Credit Facility. Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 2007. Third Amendment to $300 million Five-Year Credit Facility. Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 2007.

10.16	First Amendment to Financing Agreement by and between Clark County, Nevada, and Southwest Gas Corporation dated as of July 1, 2005, amending the Financing Agreement dated as of March 1, 2003, with respect to Clark County, Nevada Industrial Development Revenue Bonds Series 2003A, Series 2003B, Series 2003C, Series 2003D and Series 2003E. Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 2005.

10.17	Financing Agreement dated as of October 1, 2005 by and between Clark County, Nevada and Southwest Gas Corporation relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2005A. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2005.

10.18	Financing Agreement dated as of September 1, 2006 by and between Clark County, Nevada and Southwest Gas Corporation relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2006A. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2006.

10.19*	Southwest Gas Corporation 2006 Restricted Stock/Unit Plan. Incorporated herein by reference to the Proxy Statement dated March 26, 2007.

12.01	Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.

13.01	Portions of 2007 Annual Report incorporated by reference to the Form 10-K.

21.01	List of subsidiaries of Southwest Gas Corporation.

23.01	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.01	Section 302 Certifications.

32.01	Section 906 Certifications.

*	Management Contracts or Compensation Plans

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS CORPORATION

Date: February 29, 2008	By	/s/ JEFFREY W. SHAW
Jeffrey W. Shaw Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE C. BIEHL (George C. Biehl)	Director, Executive Vice President, Chief Financial Officer, and Corporate Secretary	February 29, 2008

/s/ THOMAS E. CHESTNUT (Thomas E. Chestnut)	Director	February 29, 2008

/s/ STEPHEN C. COMER (Stephen C. Comer)	Director	February 29, 2008

/s/ RICHARD M. GARDNER (Richard M. Gardner)	Director	February 29, 2008

/s/ LEROY C. HANNEMAN, JR. (LeRoy C. Hanneman, Jr.)	Chairman of the Board of Directors	February 29, 2008

/s/ JAMES J. KROPID (James J. Kropid)	Director	February 29, 2008

/s/ MICHAEL O. MAFFIE (Michael O. Maffie)	Director	February 29, 2008

/s/ ANNE L. MARIUCCI (Anne L. Mariucci)	Director	February 29, 2008

/s/ MICHAEL J. MELARKEY (Michael J. Melarkey)	Director	February 29, 2008

/s/ JEFFREY W. SHAW (Jeffrey W. Shaw)	Director and Chief Executive Officer	February 29, 2008

/s/ CAROLYN M. SPARKS (Carolyn M. Sparks)	Director	February 29, 2008

/s/ TERRENCE L. WRIGHT (Terrence L. Wright)	Director	February 29, 2008

/s/ ROY R. CENTRELLA (Roy R. Centrella)	Vice President, Controller, and Chief Accounting Officer	February 29, 2008

EXHIBIT INDEX

Exhibit Number	Description of Document

3(ii)	Amended Bylaws of Southwest Gas Corporation.

10.03	Southwest Gas Corporation Supplemental Retirement Plan, amended and restated as of January 1, 2005.

10.04	Southwest Gas Corporation Board of Directors Retirement Plan, amended and restated as of January 1, 2005.

10.10	Southwest Gas Corporation Executive Deferral Plan, amended and restated as of December 31, 2004, and Southwest Gas Corporation Executive Deferral Plan, effective January 1, 2005.

10.11	Southwest Gas Corporation Directors Deferral Plan, amended and restated as of December 31, 2004, and Southwest Gas Corporation Directors Deferral Plan, effective January 1, 2005.

12.01	Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.

13.01	Portions of 2007 Annual Report to Shareholders incorporated by reference to Form 10-K.

21.01	List of Subsidiaries of Southwest Gas Corporation.

23.01	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.01	Section 302 Certifications.

32.01	Section 906 Certifications.