Form 10-Q
period 2008-03-31
SOUTHWEST GAS CORP
filed 2008-05-09
CIK 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                                         Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Common Stock, $1 Par Value, 43,276,994 shares as of May 1, 2008.

SOUTHWEST GAS CORPORATION		Form 10-Q
March 31, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)
	MARCH 31,	DECEMBER 31,
	2008	2007
ASSETS
Utility plant:
Gas plant	$4,089,020	$4,043,936
Less: accumulated depreciation	(1,281,420)	(1,261,867)
Acquisition adjustments, net	1,767	1,812
Construction work in progress	57,233	61,419
Net utility plant	2,866,600	2,845,300
Other property and investments	139,305	143,097
Current assets:
Cash and cash equivalents	17,409	31,991
Accounts receivable, net of allowances	222,322	203,660
Accrued utility revenue	44,900	74,900
Income taxes receivable, net	-	14,286
Deferred income taxes	17,260	6,965
Deferred purchased gas costs	12,634	33,946
Prepaids and other current assets	86,675	136,711
Total current assets	401,200	502,459
Deferred charges and other assets	178,511	179,332
Total assets	$3,585,616	$3,670,188

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued
and outstanding - 43,160,094 and 42,805,706 shares)	$44,790	$44,436
Additional paid-in capital	741,455	732,319
Accumulated other comprehensive income (loss), net	(12,648)	(12,850)
Retained earnings	259,157	219,768
Total equity	1,032,754	983,673
Subordinated debentures due to Southwest Gas Capital II	100,000	100,000
Long-term debt, less current maturities	1,163,616	1,266,067
Total capitalization	2,296,370	2,349,740
Current liabilities:
Current maturities of long-term debt	37,334	38,079
Short-term debt	-	9,000
Accounts payable	150,671	220,731
Customer deposits	76,861	75,019
Income taxes payable	5,427	-
Accrued general taxes	66,841	44,637
Accrued interest	20,538	21,290
Deferred purchased gas costs	28,770	46,088
Other current liabilities	84,888	73,088
Total current liabilities	471,330	527,932
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	362,727	347,497
Taxes payable	4,194	4,387
Accumulated removal costs	152,000	146,000
Other deferred credits	298,995	294,632
Total deferred income taxes and other credits	817,916	792,516
Total capitalization and liabilities	$3,585,616	$3,670,188

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION				Form 10-Q
March 31, 2008

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED		TWELVE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2008	2007	2008	2007
Operating revenues:
Gas operating revenues	$741,300	$727,015	$1,829,051	$1,846,267
Construction revenues	72,307	66,701	342,928	295,266
Total operating revenues	813,607	793,716	2,171,979	2,141,533
Operating expenses:
Net cost of gas sold	500,699	494,211	1,092,682	1,130,702
Operations and maintenance	85,206	84,535	331,879	326,951
Depreciation and amortization	47,270	44,622	185,162	172,907
Taxes other than income taxes	10,194	10,467	37,280	34,844
Construction expenses	66,258	58,993	301,297	255,384
Total operating expenses	709,627	692,828	1,948,300	1,920,788
Operating income	103,980	100,888	223,679	220,745
Other income and (expenses):
Net interest deductions	(21,868)	(21,503)	(88,837)	(86,506)
Net interest deductions on subordinated debentures	(1,932)	(1,931)	(7,728)	(7,724)
Other income (deductions)	(762)	1,857	4,017	12,438
Total other income and (expenses)	(24,562)	(21,577)	(92,548)	(81,792)
Income before income taxes	79,418	79,311	131,131	138,953
Income tax expense	30,266	29,547	48,497	49,509
Net income	$49,152	$49,764	$82,634	$89,444

Basic earnings per share	$1.14	$1.19	$1.94	$2.17
Diluted earnings per share	$1.14	$1.17	$1.92	$2.15
Dividends declared per share	$0.225	$0.215	$0.87	$0.83

Average number of common shares outstanding	43,012	41,979	42,592	41,179
Average shares outstanding (assuming dilution)	43,290	42,376	42,940	41,599

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION				Form 10-Q
March 31, 2008

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	THREE MONTHS ENDED		TWELVE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2008	2007	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$49,152	$49,764	$82,634	$89,444
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	47,270	44,622	185,162	172,907
Deferred income taxes	4,811	(4,622)	25,501	(23,172)
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(18,662)	(7,500)	11,106	(18,340)
Accrued utility revenue	30,000	31,300	(2,900)	7,600
Deferred purchased gas costs	3,994	14,956	78,187	58,720
Accounts payable	(70,060)	(74,609)	(40,459)	53,687
Accrued taxes	41,724	54,104	(28,917)	39,985
Other current assets and liabilities	62,441	78,888	8,525	37,345
Other	1,472	(507)	(5,282)	(7,876)
Net cash provided by operating activities	152,142	186,396	313,557	410,300

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(61,100)	(83,769)	(318,206)	(363,892)
Other	6,526	7,466	8,000	31,772
Net cash used in investing activities	(54,574)	(76,303)	(310,206)	(332,120)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	9,490	9,666	34,921	70,645
Dividends paid	(9,254)	(8,609)	(36,916)	(34,012)
Issuance of long-term debt	78	5,473	123,199	78,823
Retirement of long-term debt	(3,464)	(2,411)	(143,144)	(84,505)
Change in long-term portion of credit facility	(100,000)	(78,989)	(18,011)	(68,989)
Change in short-term debt	(9,000)	-	-	-
Net cash used in financing activities	(112,150)	(74,870)	(39,951)	(38,038)

Change in cash and cash equivalents	(14,582)	35,223	(36,600)	40,142
Cash at beginning of period	31,991	18,786	54,009	13,867

Cash at end of period	$17,409	$54,009	$17,409	$54,009

Supplemental information:
Interest paid, net of amounts capitalized	$23,785	$20,682	$96,438	$89,267
Income taxes paid	5,521	101	50,445	39,716

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2008

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

Basis of Presentation.  The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2007 Annual Report to Shareholders, which is incorporated by reference into the 2007 Form 10-K.

Intercompany Transactions.  NPL recognizes revenues generated from contracts with Southwest (see Note 3 below). Accounts receivable for these services were $5.5 million at March 31, 2008 and $6.1 million at December 31, 2007. The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation.”

Derivatives.  In managing its natural gas supply portfolios, Southwest has historically entered into fixed and variable-price gas purchase contracts.  In the first quarter of 2008, Southwest entered into two fixed-for-floating swap contracts (“Swaps”) to supplement its fixed-price natural gas contracts.  Swaps are derivatives and must be recorded at fair value in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended.  Pursuant to regulatory deferral accounting treatment under SFAS No. 71, Southwest records the changes in fair value of the Swaps as a regulatory asset and/or liability.  When the Swaps settle, Southwest will reverse any prior positions held and record the realized gains or losses as a cost of purchased gas under the related purchased gas adjustment (“PGA”) mechanism in determining its deferred PGA balances.  As such, neither changes in the fair value of the contracts nor settled amounts have a direct effect on earnings or other comprehensive income.  The fair values of the Swaps are immaterial to the Company’s balance sheet at March 31, 2008.  Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

Recently Effective Accounting Pronouncements. In January 2008, the Company adopted SFAS No. 157 “Fair Value Measurements.”  The adoption had no material impact on the financial position or results of operations of the Company.

SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” was effective January 2008.  The Company chose not to apply the fair value option to its financial assets and liabilities, therefore, SFAS No. 159 had no impact on the financial position or results of operations of the Company.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2008

Recently Issued Accounting Pronouncements. In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations.”  SFAS No. 141 (revised 2007) provides guidelines for the presentation and measurement of assets and liabilities acquired in a business combination and requires the disclosure of information necessary to evaluate the nature and financial effect of a business combination.  The provisions of SFAS No. 141 (revised 2007) are effective for the Company for acquisitions that occur on or after January 1, 2009.  The Company is evaluating what impact, if any, this standard might have on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS No. 160 requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements.  The provisions of SFAS No. 160 are effective for the Company beginning January 1, 2009.  The Company is evaluating what impact, if any, this standard might have on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133.”  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. The provisions of SFAS No. 161 are effective for the Company beginning January 1, 2009.  The Company is evaluating what impact, if any, this standard might have on its financial position or results of operations.

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

	Qualified Retirement Plan
	Period Ended March 31,
	Three Months		Twelve Months
	2008	2007	2008	2007
(Thousands of dollars)
Service cost	$4,027	$4,123	$16,395	$16,336
Interest cost	8,122	7,311	30,055	27,415
Expected return on plan assets	(8,678)	(8,258)	(33,450)	(31,214)
Amortization of prior service costs (credits)	(2)	(2)	(11)	(10)
Amortization of net loss	776	1,251	4,532	5,265
Net periodic benefit cost	$4,245	$4,425	$17,521	$17,792

	SERP
	Period Ended March 31,
	Three Months		Twelve Months
	2008	2007	2008	2007
(Thousands of dollars)
Service cost	$25	$39	$139	$198
Interest cost	510	487	1,971	1,906
Amortization of prior service costs	-	-	-	6
Amortization of net loss	249	282	1,098	1,215
Net periodic benefit cost	$784	$808	$3,208	$3,325

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2008

	PBOP
	Period Ended March 31,
	Three Months		Twelve Months
	2008	2007	2008	2007
(Thousands of dollars)
Service cost	$183	$202	$792	$843
Interest cost	581	576	2,309	2,164
Expected return on plan assets	(535)	(536)	(2,143)	(1,899)
Amortization of transition obligation	217	217	867	867
Amortization of net loss	-	15	42	141
Net periodic benefit cost	$446	$474	$1,867	$2,116

Note 3 – Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas	Construction
	Operations	Services	Total
Three months ended March 31, 2008
Revenues from external customers	$741,300	$59,330	$800,630
Intersegment revenues	--	12,977	12,977
Total	$741,300	$72,307	$813,607
Segment net income (loss)	$49,333	$(181)	$49,152

Three months ended March 31, 2007
Revenues from external customers	$727,015	$49,210	$776,225
Intersegment revenues	--	17,491	17,491
Total	$727,015	$66,701	$793,716
Segment net income	$48,628	$1,136	$49,764

Twelve months ended March 31, 2008
Revenues from external customers	$1,829,051	$276,057	$2,105,108
Intersegment revenues	--	66,871	66,871
Total	$1,829,051	$342,928	$2,171,979
Segment net income	$73,199	$9,435	$82,634

Twelve months ended March 31, 2007
Revenues from external customers	$1,846,267	$216,467	$2,062,734
Intersegment revenues	--	78,799	78,799
Total	$1,846,267	$295,266	$2,141,533
Segment net income	$78,024	$11,420	$89,444

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2008

Note 4 – Comprehensive Income

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Thousands of dollars)

Net income	$49,152	$49,764	$82,634	$89,444
Additional minimum pension liability
adjustment, net of $20.3 million tax expense		-		33,047
Net actuarial gain arising during period, less
amortization of unamortized benefit plan cost,
net of tax	202	244	774	244
Comprehensive income	$49,354	$50,008	$83,408	$122,735

Tax expense related to the net actuarial gain arising during the period, less amortization of unamortized benefit plan cost, for the three months and twelve months ended March 31, 2008 was $124,000 and $474,000, respectively.  Tax expense related to the net actuarial gain arising during the period, less amortization of unamortized benefit plan cost for the three months and twelve months ended March 31, 2007 was $150,000.  Total accumulated other comprehensive loss as of March 31, 2008 was $12.6 million, net of $7.8 million of tax, and was composed entirely of unamortized benefit plan costs.

Note 5 – Common Stock

During the three months ended March 31, 2008, the Company issued approximately 354,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”), Employee Investment Plan, Management Incentive Plan, and Stock Incentive Plan.  No shares have been issued through the Equity Shelf Program (“ESP”) in 2008.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2008

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Southwest Gas Corporation and subsidiaries (the “Company”) consists of two business segments: natural gas operations (“Southwest” or the “natural gas operations” segment) and construction services.

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

As of March 31, 2008, Southwest had 1,819,000 residential, commercial, industrial, and other natural gas customers, of which 984,000 customers were located in Arizona, 656,000 in Nevada, and 179,000 in California.  Residential and commercial customers represented over 99 percent of the total customer base.  During the twelve months ended March 31, 2008, 55 percent of operating margin was earned in Arizona, 35 percent in Nevada, and 10 percent in California.  During this same period, Southwest earned 86 percent of operating margin from residential and small commercial customers, 5 percent from other sales customers, and 9 percent from transportation customers.  These general patterns are expected to continue.

Southwest recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers.  Operating margin is the measure of gas operating revenues less the net cost of gas sold.  Management uses operating margin as a main benchmark in comparing operating results from period to period.  The three principal factors affecting operating margin are general rate relief, weather, and customer growth.  Of these three, weather is the primary reason for volatility in margin.  Variances in temperatures from normal levels, especially in Arizona where rates remain leveraged, have a significant impact on the margin and associated net income of the Company.

Northern Pipeline Construction Co. (“NPL” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.  NPL operates in approximately 19 major markets nationwide.  Construction activity is cyclical and can be significantly impacted by changes in general and local economic conditions, including the housing market, interest rates, employment levels, job growth, the equipment resale market, and local and federal tax rates.

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as the MD&A, included in the 2007 Annual Report to Shareholders, which is incorporated by reference into the 2007 Form 10-K.

Executive Summary

The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s operations.  As needed, certain items are covered in greater detail in later sections of management’s discussion and analysis.  As reflected in the table below, the natural gas operations segment accounted for an average of 88 percent of twelve-month-to-date consolidated net income over the past two years.  As such, management’s discussion and analysis is primarily focused on that segment.  Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of the results for a full year.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2008

Summary Operating Results
	Period Ended March 31,
	Three Months		Twelve Months
	2008	2007	2008	2007
	(Thousands of dollars, except per share amounts)

Contribution to net income
Natural gas operations	$49,333	$48,628	$73,199	$78,024
Construction services	(181)	1,136	9,435	11,420
Net income	$49,152	$49,764	$82,634	$89,444

Basic earnings per share
Natural gas operations	$1.15	$1.16	$1.72	$1.89
Construction services	(0.01)	0.03	0.22	0.28
Consolidated	$1.14	$1.19	$1.94	$2.17

Natural Gas Operations
Operating margin	$240,601	$232,804	$736,369	$715,565

The comparative improvement in gas segment results of operations during the first quarter of 2008 was due primarily to an increase in operating margin, partially offset by increases in gas segment operating expenses due to general cost increases, higher uncollectible expenses, incremental costs associated with customer additions, and lower other income due to negative returns on long-term investments.  NPL’s decline resulted primarily from less profitable work due to the general slow down in the housing industry and unfavorable weather conditions in the majority of its operating areas.

1st Quarter 2008 Overview

Consolidated operating results for the first quarter of 2008 reflect a modest decline compared to the first quarter of 2007 as improvement in the gas segment contribution was offset by a loss from construction services.  Basic earnings per share declined $0.05 per share, $0.03 of which was due to an increase in average shares outstanding.

Gas operations highlights include the following:
•	Operating margin increased $8 million from the prior period
•	Weather accounted for $5 million of the operating margin increase, a result of cooler-than-normal temperatures
•	Growth-related margin was $2 million as Southwest’s customer growth level continues to moderate in the face of a downturn in the housing market
•	Rate relief in California accounted for $1 million of the operating margin increase
•	Southwest’s project to expand its use of meter reading technology continues to progress and will be complete in 2008 ahead of schedule
•
Operating expenses (operations and maintenance, depreciation and amortization, and taxes other than income taxes) increased two percent between periods as general cost increases were partially offset by labor efficiencies primarily related to the meter reading project

•	Arizona and California rate cases remain on track with hearings in each jurisdiction scheduled for this summer

Moderating Customer Growth.  During the twelve months ended March 31, 2008, Southwest completed 51,900 first-time meter sets.  These meter sets led to 20,000 additional active meters during the same time frame (9,000 in Arizona, 9,000 in Nevada, and 2,000 in California).  The difference between first-time meter sets and incremental active meters is normally very small, reflecting the lag between the time a new house is constructed and ready for occupancy and the time it takes for a new customer to move in and begin taking service.  The sizeable difference experienced indicates an unprecedented inventory of unoccupied homes.  The risks/costs of having non-performing assets associated with new homes are mitigated by Southwest’s practice of taking construction advances from builders.  These advances are not

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2008

returned until new homes are occupied.  Once housing supply and demand come back into balance, Southwest expects to experience a correction in which customer additions exceed first-time meter sets.  Although management cannot predict the timing of the turn around, it is likely to occur over an extended (multi-year) time horizon.

Meter Reading Project

In 2006, Southwest initiated a project to expand its use of electronic meter reading technology.  The efficiencies to be gained from this project more than offset the investment in infrastructure.  This technology eliminates the need to gain physical access to meters in order to obtain monthly meter readings, thereby reducing the time associated with each meter read while improving their accuracy.  At March 31, 2008, approximately 1.6 million, or 88 percent, of Southwest customers’ meters were being read electronically.  The electronic meter reading conversion project is expected to be completed later this year.

Results of Construction Services Operations

NPL’s first quarter 2008 operating loss of $181,000 primarily resulted from entering into new contracts with lower profit margins than in the past as a result of the general slow down in the housing market.  This resulted in an increase in revenues but no corresponding increase in profits.  Also, unfavorable weather conditions in the majority of NPL’s operating areas and a reduction in the volume of work with existing customers adversely affected profits on blanket contracts.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2008

Results of Natural Gas Operations

Quarterly Analysis
	Three Months Ended
	March 31,
	2008	2007
	(Thousands of dollars)
Gas operating revenues	$741,300	$727,015
Net cost of gas sold	500,699	494,211
Operating margin	240,601	232,804
Operations and maintenance expense	85,206	84,535
Depreciation and amortization	40,645	38,530
Taxes other than income taxes	10,194	10,467
Operating income	104,556	99,272
Other income (expense)	(1,526)	1,376
Net interest deductions	21,352	21,148
Net interest deductions on subordinated debentures	1,932	1,931
Income before income taxes	79,746	77,569
Income tax expense	30,413	28,941
Contribution to consolidated net income	$49,333	$48,628

Contribution from natural gas operations improved by $705,000 in the first quarter of 2008 compared to the same period a year ago.  The improvement in contribution was principally due to increased operating margin, partially offset by higher operating expenses and lower other income due to negative returns on long-term investments.

Operating margin increased approximately $8 million, or three percent, in the first quarter of 2008 compared to the first quarter of 2007.  Differences in heating demand, caused primarily by weather variations, accounted for $5 million of the increase in operating margin as overall temperatures in the first half of the current quarter were somewhat colder compared to the more normal levels experienced in the first quarter of 2007.  Rate relief added $1 million and customer growth contributed $2 million toward the operating margin increase as the Company added 20,000 customers during the last twelve months, an increase of one percent.

Operations and maintenance expense increased $671,000, or one percent, primarily due to general cost increases, higher uncollectible expenses, and incremental operating costs associated with serving additional customers.  Labor efficiencies, primarily from the electronic meter reading project, mitigated the increase in operations and maintenance expense.

Depreciation expense increased $2.1 million, or five percent, as a result of construction activities.  Average gas plant in service for the current period increased $263 million, or seven percent, compared to the corresponding period a year ago. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate continued customer growth.

Other income (expense) declined $2.9 million during the first quarter of 2008 compared to the same period in 2007, primarily due to negative returns ($2.1 million) on long-term investments and lower interest income on declining deferred PGA receivable balances.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2008

Twelve-Month Analysis
	Twelve Months Ended
	March 31,
	2008	2007
	(Thousands of dollars)
Gas operating revenues	$1,829,051	$1,846,267
Net cost of gas sold	1,092,682	1,130,702
Operating margin	736,369	715,565
Operations and maintenance expense	331,879	326,951
Depreciation and amortization	159,205	149,631
Taxes other than income taxes	37,280	34,844
Operating income	208,005	204,139
Other income (expense)	1,948	8,473
Net interest deductions	86,640	84,760
Net interest deductions on subordinated debentures	7,728	7,724
Income before income taxes	115,585	120,128
Income tax expense	42,386	42,104
Contribution to consolidated net income	$73,199	$78,024

Contribution to consolidated net income from natural gas operations decreased $4.8 million in the current twelve-month period compared to the same period a year ago. The decline in contribution was primarily caused by higher operating costs and lower other income due to negative returns on long-term investments, partially offset by improved operating margin.  The prior twelve-month results included approximately $0.07 per share related to a nonrecurring property tax benefit recognized in the second quarter of 2006.

Operating margin increased $21 million, or three percent, between periods.  Customer growth contributed $10 million while rate changes accounted for $11 million of the increase, including $3 million in general rate relief and $8 million from implementing a California equalized margin tracker mechanism effective January 2007.  Warmer-than-normal temperatures were experienced during both twelve-month periods (each with estimated negative impacts to operating margin of approximately $7 million), resulting in no incremental impact between the periods.

Operations and maintenance expense increased $4.9 million, or two percent, between periods reflecting general increases in labor and maintenance costs, higher uncollectible expenses, and incremental operating costs associated with serving additional customers, partially offset by labor efficiencies primarily from the ongoing electronic meter reading project.

Depreciation expense increased $9.6 million, or six percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $284 million, or eight percent, compared to the corresponding period a year ago.  This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate customer growth.

General taxes increased $2.4 million primarily as a result of a nonrecurring property tax benefit recognized in the prior twelve-month period.

Other income (expense) declined $6.5 million between periods, primarily due to negative returns on long-term investments and lower interest income on declining deferred PGA balance receivables.  In addition, other income for the prior-year period included approximately $1 million of interest income related to the property tax benefit.

Net financing costs increased $1.9 million between periods primarily due to interest expense associated with higher deferred PGA balance payables and higher rates on variable-rate debt.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2008

Results of Construction Services

Contribution to consolidated net income for the three months and twelve months ended March 31, 2008 decreased $1.3 million, and $2 million, respectively, compared to the corresponding periods in 2007.  While revenues increased as a result of several large replacement projects, operating results decreased in the first quarter of 2008 as compared to the same period in 2007 primarily due to lower profit margins on new construction work, unfavorable weather conditions, and a reduction in the volume of work with existing customers.  The decrease in the current twelve-month period when compared to the same period in the prior year was due primarily to unfavorable weather conditions during the first quarter of 2008, and a reduction in the volume of new construction work resulting from the general slow down in the new housing market.

NPL’s revenues and operating profits are influenced by weather, customer requirements, mix of work, local economic conditions, bidding results, and the equipment resale market.  Generally, revenues and profits are lowest during the first quarter of the year due to unfavorable winter weather conditions.  Operating results typically improve as more favorable weather conditions occur during the summer and fall months.

Rates and Regulatory Proceedings

Arizona General Rate Case.  Southwest filed a general rate application with the Arizona Corporation Commission (“ACC”) in the third quarter of 2007 requesting an increase in authorized operating revenues of $50.2 million.  The request is due to increases in Southwest’s operating costs (including inflationary increases to labor and benefits), investments in infrastructure, and the increased costs of capital.  Southwest is requesting a return on rate base of 9.45 percent and a return on equity of 11.25 percent.

In addition, declining average residential usage has hindered Southwest’s ability to earn the returns previously authorized by the ACC.  A rate structure that would encourage energy efficiency and also shield Southwest and its customers from weather-related volatility has also been proposed.  Included in the new rate design proposal are a revenue decoupling mechanism that would separate the recovery of fixed costs from volumetric usage and a weather normalization mechanism that would protect customers from higher bills in extreme cold weather and protect Southwest from cost under-recoveries in unseasonably warmer weather.  Southwest requested an increase of $3.10 in the monthly residential basic service charge.

In April 2008, the two primary intervening parties in the case, the ACC Staff and the Residential Utility Consumer Office, filed testimony in the case.  Both parties are separately advocating revenue increases which approximate 60 percent of the filed for amount, primarily through increases in basic service charges, although their positions on a number of matters differ.  In addition, neither party supports all of Southwest's proposed rate design changes or the revenue decoupling/weather normalization mechanisms, both of which Southwest deems important components of its rate filing if greater margin stability (for both Southwest and its customers) is to be achieved. Hearings are scheduled to be held in June 2008, with a decision expected in the fourth quarter of 2008.  Management cannot predict the amount or timing of rate relief ultimately granted, or whether the ACC will adopt any of the new rate design proposals.  The last general rate increase received in Arizona was effective in March 2006.

California Attrition Filing.  In October 2007, Southwest made its 2008 annual attrition filing with the California Public Utilities Commission (“CPUC”) requesting a $2 million increase in operating margin.  The increase in customer rates was approved and became effective January 2008.

California General Rate Cases.  Southwest filed general rate applications with the CPUC in December 2007 requesting an increase in authorized operating revenues of $9.1 million in its southern California, northern California, and South Lake Tahoe rate jurisdictions with a proposed effective date of January 2009.  The request is due to increases in Southwest’s operating costs, investments in infrastructure, and the increased costs of capital.  As part of the filing, Southwest is also requesting that the authorized levels of margin revert to being recognized on a seasonally adjusted basis

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2008

rather than in equal monthly amounts throughout the year to better reflect the seasonal nature of Southwest’s revenue stream.  In addition to the margin balancing mechanism that has been in place since the last general rate case, this filing proposes a Post Test Year (“PTY”) ratemaking mechanism for the period 2010 through 2013.  The PTY mechanism is designed to recognize the effects of inflation, certain capital expenditures and customer growth between general rate cases.  Hearings are scheduled to begin in August 2008.

PGA Filings

All of Southwest's state regulatory commissions have regulations that permit Southwest to track and recover its actual costs of purchased gas.  Deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses.  Timing differences between changes in PGA rates and the recovery/payment of PGA balances result in over and under-collections.  At March 31, 2008, over-collections in Nevada and California resulted in a liability of $28.7 million and under-collections in Arizona resulted in an asset of $12.6 million on the Company’s balance sheet.  PGA filings are subject to audit by state regulatory commissions.  PGA rate changes impact cash flows but have no direct impact on profit margin.

As of March 31, 2008, December 31, 2007, and March 31, 2007, Southwest had the following outstanding PGA balances receivable/(payable) (millions of dollars):

	March 31, 2008	December 31, 2007	March 31, 2007
Arizona	$12.6	$33.9	$71.7
Northern Nevada	(8.4)	(9.2)	(3.9)
Southern Nevada	(15.9)	(36.7)	(7.3)
California	(4.4)	(0.1)	1.6
	$(16.1)	$(12.1)	$62.1

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

Gas Segment Construction Expenditures and Financing

Southwest continues to experience customer growth, albeit at a slower pace than in the recent past.  This growth has required significant capital outlays for new transmission and distribution plant to keep up with consumer demand.  During the twelve-month period ended March 31, 2008, construction expenditures for the natural gas operations segment were $292 million.  Approximately 74 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant.  Cash flows from operating activities of Southwest (net of dividends paid) provided $242 million, or 83 percent, of the required capital resources pertaining to gas segment capital expenditures for the twelve months ended March 31, 2008.  Operating cash flows during the current twelve-month period were positively impacted by earnings growth and recoveries of deferred PGA balances.  The remainder was provided from external financing activities, existing credit facilities, and refundable construction advances.  During the quarter and twelve months ended March 31, 2008, Southwest partially offset capital outlays by collecting approximately $7 million and $35 million, respectively, in net advances and contributions from customers and third-party contractors.  At March 31, 2008, the balance of refundable construction advances was $91 million.

Southwest estimates construction expenditures during the three-year period ending December 31, 2010 will be approximately $850 million.  During the three-year period, cash flows from operating activities (net of dividends) are

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2008

estimated to fund over 80 percent of the gas operations’ total construction expenditures.  Southwest also has $25 million in long-term debt maturities over the three-year period.  During this time frame, the Company expects to raise $70 million to $80 million from its various common stock programs. Any remaining cash requirements are expected to be provided by existing credit facilities and/or other external financing sources.  The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest service areas, and earnings.  These external sources may include the issuance of both debt and equity securities, bank and other short-term borrowings, customer contributions and advances, and other forms of financing.

During the three months ended March 31, 2008, the Company issued approximately 354,000 additional shares of common stock through the DRSPP, Employee Investment Plan, Management Incentive Plan, and Stock Incentive Plan, raising approximately $9 million.  No shares have been issued through the ESP in 2008.  The Company has $16.7 million of remaining capacity under the ESP.

In February 2008, the Economic Stimulus Act of 2008 (“Act”) was signed into law.  This Act provides a 50 percent bonus tax depreciation deduction for qualified property acquired or constructed and placed in service in 2008.  Based on forecasted qualifying construction expenditures, Southwest estimates the bonus depreciation deduction will defer the payment of approximately $30 million of federal income taxes during 2008.

Dividend Increase

The Company has a common stock dividend policy which states that common stock dividends will be paid at a prudent level that is within the normal dividend payout range for its respective businesses, and that the dividend will be established at a level considered sustainable in order to minimize business risk and maintain a strong capital structure throughout all economic cycles.  In February 2008, the Board of Directors increased the quarterly dividend payout from 21.5 cents to 22.5 cents per share, effective with the June 2008 payment.

Liquidity

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash to meet its cash requirements.  Several general factors that could significantly affect liquidity in future years include inflation, growth in Southwest’s service territories, changes in the ratemaking policies of regulatory commissions, interest rates, variability of natural gas prices, changes in income tax laws, and the level of Company earnings.  Of these factors natural gas prices and related gas cost recovery rates have had the most significant impact on Company liquidity.

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

On an interim basis, Southwest generally defers over- or under-collections of gas costs to PGA balancing accounts.  In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect.  At March 31, 2008, the combined balances in PGA accounts totaled a net over-collection of $16.1 million versus an under-collection of $62.1 million at March 31, 2007.  Southwest has the ability to draw on its $300 million credit facility to temporarily finance under-collected PGA balances.  Southwest has designated $150 million of the facility as long-term debt and the remaining $150 million for working capital purposes.  Southwest currently believes the $150 million designated for working capital purposes is adequate to meet liquidity needs.  At March 31, 2008, $50 million was outstanding on the long-term portion and no borrowings were outstanding on the short-term portion of the credit facility.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2008

The following table sets forth the ratios of earnings to fixed charges for the Company.  Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	March 31,	December 31,
	2008	2007

Ratio of earnings to fixed charges	2.24	2.25

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and amortized debt costs.

IDRB Supporting Credit Arrangements

The Company utilizes insurance policies to support approximately $400 million of its fixed and variable-rate Industrial Development Revenue Bonds (“IDRBs”).  Of this amount, approximately $350 million is fixed to maturity and any change in bond rating of the bond insurers will not impose any additional costs on the Company.  The remaining $50 million in IDRBs, which is the 2003 Series B, carries a AAA rating supported by insurance from Ambac Assurance Corporation (“Ambac”).  The 2003 Series B are repriced weekly in an auction market.  Credit rating agencies have been reassessing bond insurers for their ability to absorb potential losses from their subprime-related exposure to residential mortgage-backed securities and collateralized debt obligations.  In March 2008, Moody’s Investors Service and Standard & Poor’s, the two largest ratings companies, affirmed Ambac’s current AAA rating and assigned a “negative” outlook to the rating.  The Company cannot predict whether Moody’s and/or S&P will downgrade Ambac, thereby affecting the outstanding AAA rating of the 2003 Series B.  Since mid-February 2008, the 2003 Series B weekly auctions have failed.  As a result of the failed auctions, the Company has been required to price the 2003 Series B at a predetermined maximum auction-rate (currently 175 percent of the one-month LIBOR rate).  The Company has the ability to convert the 2003 Series B to a fixed-rate mode or obtain incremental credit support.  The Company will remain watchful as to the developments in the auction-rate market and the outcome of the rating agencies reviews, and take appropriate actions to minimize the related interest cost of the facility.

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995 (“Reform Act”).  All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions.  The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar words and expressions are generally used and intended to identify forward-looking statements.  For example, statements regarding customer growth, estimated future construction expenditures, forecasted operating cash flows, sufficiency of working capital, ability to raise funds and receive external financing, the amount of any such financing, and statements regarding estimated bonus depreciation deductions, the recovery of under-recovered PGA balances, and the timing and results of future rate hearings and approvals are forward-looking statements.  All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements.  These factors include, but are not limited to, the impact of weather variations on customer usage, customer growth rates, conditions in the housing market, our ability to recover costs through our PGA mechanisms, the effects of regulation/deregulation, the timing and amount of rate relief, changes in rate design, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, rating agency actions, changes in construction expenditures and

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2008

financing, renewal of franchises, easements and rights-of-way, changes in operations and maintenance expenses, effects of accounting changes, future liability claims, changes in pipeline capacity for the transportation of gas and related costs, acquisitions and management’s plans related thereto, competition, and our ability to raise capital in external financings.  In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing, operations and maintenance expenses will continue in future periods.  For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Company’s 2007 Annual Report on Form 10-K filed with the SEC.  No material changes have occurred related to the Company’s disclosures about market risk.

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

Based on the most recent evaluation, as of March 31, 2008, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting during the first quarter of 2008 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2008

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
March 31, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: May 9, 2008

/s/ Roy R. Centrella
Roy R. Centrella
Vice President/Controller and Chief Accounting Officer