Form 10-Q
period 2008-06-30
SOUTHWEST GAS CORP
filed 2008-08-06
CIK 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Large accelerated filer X	Accelerated filer __	Non-accelerated filer __	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Common Stock, $1 Par Value, 43,532,836 shares as of August 1, 2008.

SOUTHWEST GAS CORPORATION		Form 10-Q
June 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)
	JUNE 30,	DECEMBER 31,
	2008	2007
ASSETS
Utility plant:
Gas plant	$4,177,855	$4,043,936
Less: accumulated depreciation	(1,309,729)	(1,261,867)
Acquisition adjustments, net	1,722	1,812
Construction work in progress	42,301	61,419
Net utility plant	2,912,149	2,845,300
Other property and investments	145,134	143,097
Current assets:
Cash and cash equivalents	16,511	31,991
Accounts receivable, net of allowances	139,628	203,660
Accrued utility revenue	33,700	74,900
Income taxes receivable, net	223	14,286
Deferred income taxes	7,752	6,965
Deferred purchased gas costs	-	33,946
Prepaids and other current assets	71,599	136,711
Total current assets	269,413	502,459
Deferred charges and other assets	165,534	179,332
Total assets	$3,492,230	$3,670,188

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued
and outstanding - 43,462,193 and 42,805,706 shares)	$45,092	$44,436
Additional paid-in capital	750,685	732,319
Accumulated other comprehensive income (loss), net	(12,445)	(12,850)
Retained earnings	246,617	219,768
Total equity	1,029,949	983,673
Subordinated debentures due to Southwest Gas Capital II	100,000	100,000
Long-term debt, less current maturities	1,168,733	1,266,067
Total capitalization	2,298,682	2,349,740
Current liabilities:
Current maturities of long-term debt	38,040	38,079
Short-term debt	-	9,000
Accounts payable	98,047	220,731
Customer deposits	79,047	75,019
Accrued general taxes	38,361	44,637
Accrued interest	20,682	21,290
Deferred purchased gas costs	31,533	46,088
Other current liabilities	80,596	73,088
Total current liabilities	386,306	527,932
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	357,743	347,497
Taxes payable	4,093	4,387
Accumulated removal costs	157,000	146,000
Other deferred credits	288,406	294,632
Total deferred income taxes and other credits	807,242	792,516
Total capitalization and liabilities	$3,492,230	$3,670,188

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION						Form 10-Q
June 30, 2008

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED		TWELVE MONTHS ENDED
	JUNE 30,		JUNE 30,		JUNE 30,
	2008	2007	2008	2007	2008	2007
Operating revenues:
Gas operating revenues	$353,003	$344,233	$1,094,303	$1,071,248	$1,837,821	$1,836,332
Construction revenues	94,301	82,304	166,608	149,005	354,925	300,836
Total operating revenues	447,304	426,537	1,260,911	1,220,253	2,192,746	2,137,168
Operating expenses:
Net cost of gas sold	204,580	198,417	705,279	692,628	1,098,845	1,114,296
Operations and maintenance	83,603	83,090	168,809	167,625	332,392	333,158
Depreciation and amortization	48,208	45,455	95,478	90,077	187,915	176,405
Taxes other than income taxes	9,616	9,938	19,810	20,405	36,958	39,162
Construction expenses	84,009	71,992	150,267	130,985	313,314	260,993
Total operating expenses	430,016	408,892	1,139,643	1,101,720	1,969,424	1,924,014
Operating income	17,288	17,645	121,268	118,533	223,322	213,154
Other income and (expenses):
Net interest deductions	(21,390)	(21,766)	(43,258)	(43,269)	(88,461)	(86,672)
Net interest deductions on subordinated debentures	(1,932)	(1,932)	(3,864)	(3,863)	(7,728)	(7,725)
Other income (deductions)	353	4,416	(409)	6,273	(46)	13,457
Total other income and (expenses)	(22,969)	(19,282)	(47,531)	(40,859)	(96,235)	(80,940)
Income (loss) before income taxes	(5,681)	(1,637)	73,737	77,674	127,087	132,214
Income tax expense (benefit)	(2,956)	(1,300)	27,310	28,247	46,841	46,816
Net income (loss)	$(2,725)	$(337)	$46,427	$49,427	$80,246	$85,398

Basic earnings (loss) per share	$(0.06)	$(0.01)	$1.08	$1.17	$1.87	$2.05
Diluted earnings (loss) per share	$(0.06)	$(0.01)	$1.07	$1.16	$1.86	$2.03
Dividends declared per share	$0.225	$0.215	$0.45	$0.43	$0.88	$0.84

Average number of common shares outstanding	43,324	42,226	43,168	42,103	42,865	41,691
Average shares outstanding (assuming dilution)	-	-	43,466	42,516	43,186	42,126

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION				Form 10-Q
June 30, 2008

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	SIX MONTHS ENDED		TWELVE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$46,427	$49,427	$80,246	$85,398
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	95,478	90,077	187,915	176,405
Deferred income taxes	9,211	(26,385)	51,664	(13,932)
Changes in current assets and liabilities:
Accounts receivable, net of allowances	64,032	84,328	1,972	(11,123)
Accrued utility revenue	41,200	40,200	(600)	100
Deferred purchased gas costs	19,391	59,923	48,617	71,859
Accounts payable	(122,684)	(157,807)	(9,885)	25,230
Accrued taxes	7,493	29,400	(38,444)	12,940
Other current assets and liabilities	47,451	69,544	2,879	5,781
Other	(7,666)	(2,869)	(12,058)	(5,250)
Net cash provided by operating activities	200,333	235,838	312,306	347,408

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(153,609)	(174,083)	(320,401)	(368,617)
Other	44,532	17,521	35,951	31,133
Net cash used in investing activities	(109,077)	(156,562)	(284,450)	(337,484)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	19,022	21,007	33,112	56,139
Dividends paid	(19,003)	(17,688)	(37,586)	(34,867)
Issuance of long-term debt	32,427	66,952	94,069	123,516
Retirement of long-term debt	(30,182)	(55,589)	(116,684)	(135,538)
Change in long-term portion of credit facility	(100,000)	(92,000)	(5,000)	(7,000)
Change in short-term debt	(9,000)	-	-	-
Net cash provided by (used in) financing activities	(106,736)	(77,318)	(32,089)	2,250

Change in cash and cash equivalents	(15,480)	1,958	(4,233)	12,174
Cash at beginning of period	31,991	18,786	20,744	8,570

Cash at end of period	$16,511	$20,744	$16,511	$20,744

Supplemental information:
Interest paid, net of amounts capitalized	$46,207	$43,705	$95,837	$90,470
Income taxes paid	3,693	17,994	30,724	45,139

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2008

Note 1 – Nature of Operations and Basis of Presentation

Nature of Operations.  Southwest Gas Corporation and its subsidiaries (the “Company”) is composed of two segments: natural gas operations (“Southwest” or the “natural gas operations” segment) and construction services (Northern Pipeline Construction Co. “NPL” or the “construction services” segment).  Southwest is engaged in the business of purchasing, distributing, and transporting natural gas to customers in portions of Arizona, Nevada, and California. The public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of the results for a full year. Variability in weather from normal temperatures can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity.  NPL, a wholly owned subsidiary, is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.

Basis of Presentation.  The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2007 Annual Report to Shareholders, which is incorporated by reference into the 2007 Form 10-K, and the first quarter 2008 Form 10-Q.

Intercompany Transactions.  NPL recognizes revenues generated from contracts with Southwest (see Note 3 below). Accounts receivable for these services were $6.9 million at June 30, 2008 and $6.1 million at December 31, 2007. The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation.”

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133.”  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. The provisions of SFAS No. 161 are effective for the Company beginning January 1, 2009.  The Company is evaluating what impact this standard might have on its financial disclosures.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies (in accounting literature instead of auditing literature) the sources of accounting principles and the

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2008

framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  The provisions of SFAS No. 162 are effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of the standard is not expected to have a material impact on the financial position or results of operations of the Company.

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

	Qualified Retirement Plan
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2008	2007	2008	2007	2008	2007
(Thousands of dollars)
Service cost	$4,027	$4,122	$8,054	$8,245	$16,300	$16,387
Interest cost	8,123	7,311	16,245	14,622	30,867	28,025
Expected return on plan assets	(8,678)	(8,258)	(17,356)	(16,516)	(33,870)	(31,820)
Amortization of prior service costs (credits)	(3)	(3)	(5)	(5)	(11)	(10)
Amortization of net loss	776	1,252	1,552	2,503	4,056	5,179
Net periodic benefit cost	$4,245	$4,424	$8,490	$8,849	$17,342	$17,761

	SERP
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2008	2007	2008	2007	2008	2007
(Thousands of dollars)
Service cost	$24	$38	$49	$77	$125	$183
Interest cost	511	487	1,021	974	1,995	1,920
Amortization of prior service costs	-	-	-	-	-	4
Amortization of net loss	249	283	498	565	1,064	1,187
Net periodic benefit cost	$784	$808	$1,568	$1,616	$3,184	$3,294

	PBOP
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2008	2007	2008	2007	2008	2007
(Thousands of dollars)
Service cost	$183	$203	$366	$405	$772	$832
Interest cost	581	576	1,162	1,152	2,314	2,211
Expected return on plan assets	(535)	(536)	(1,070)	(1,072)	(2,142)	(1,981)
Amortization of transition obligation	217	217	434	434	867	867
Amortization of net loss	-	14	-	29	28	113
Net periodic benefit cost	$446	$474	$892	$948	$1,839	$2,042

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2008

Note 3 – Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas	Construction
	Operations	Services	Total
Three months ended June 30, 2008
Revenues from external customers	$353,003	$78,194	$431,197
Intersegment revenues	--	16,107	16,107
Total	$353,003	$94,301	$447,304
Segment net income (loss)	$(4,907)	$2,182	$(2,725)

Three months ended June 30, 2007
Revenues from external customers	$344,233	$65,947	$410,180
Intersegment revenues	--	16,357	16,357
Total	$344,233	$82,304	$426,537
Segment net income (loss)	$(2,855)	$2,518	$(337)

Six months ended June 30, 2008
Revenues from external customers	$1,094,303	$137,524	$1,231,827
Intersegment revenues	--	29,084	29,084
Total	$1,094,303	$166,608	$1,260,911
Segment net income	$44,426	$2,001	$46,427

Six months ended June 30, 2007
Revenues from external customers	$1,071,248	$115,157	$1,186,405
Intersegment revenues	--	33,848	33,848
Total	$1,071,248	$149,005	$1,220,253
Segment net income	$45,773	$3,654	$49,427

Twelve months ended June 30, 2008
Revenues from external customers	$1,837,821	$288,304	$2,126,125
Intersegment revenues	--	66,621	66,621
Total	$1,837,821	$354,925	$2,192,746
Segment net income	$71,147	$9,099	$80,246

Twelve months ended June 30, 2007
Revenues from external customers	$1,836,332	$225,137	$2,061,469
Intersegment revenues	--	75,699	75,699
Total	$1,836,332	$300,836	$2,137,168
Segment net income	$75,160	$10,238	$85,398

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2008

Note 4 – Comprehensive Income

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007
	(Thousands of dollars)

Net income (loss)	$(2,725)	$(337)	$46,427	$49,427	$80,246	$85,398
Additional minimum pension liability
adjustment, net of $20.3 million tax expense		-		-		33,047
Net actuarial gain arising during period, less
amortization of unamortized benefit plan cost,
net of tax	203	245	405	489	732	489
Comprehensive income (loss)	$(2,522)	$(92)	$46,832	$49,916	$80,978	$118,934

Tax expense related to the net actuarial gain arising during the period, less amortization of unamortized benefit plan cost, for the three months, six months, and twelve months ended June 30, 2008 was $124,000, $248,000, and $448,000, respectively.  Tax expense related to the net actuarial gain arising during the period, less amortization of unamortized benefit plan cost for the three months, six months, and twelve months ended June 30, 2007 was $150,000, $300,000, and $300,000, respectively.  Total accumulated other comprehensive loss as of June 30, 2008 was $12.4 million, net of $7.6 million of tax, and was composed entirely of unamortized benefit plan costs.

Note 5 – Common Stock

During the six months ended June 30, 2008, the Company issued approximately 656,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”), Employee Investment Plan, Management Incentive Plan, and Stock Incentive Plan.  No shares have been issued through the Equity Shelf Program (“ESP”) in 2008.

Note 6 - Derivatives and Fair Value Measurements

In managing its natural gas supply portfolios, Southwest has historically entered into fixed and variable-price contracts, which qualify as derivatives under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”).  In 2008, Southwest also began utilizing fixed-for-floating swap contracts (“Swaps”) to supplement its fixed-price contracts.  The fixed-price contracts, firm commitments to purchase a fixed amount of gas in the future at a fixed price, qualify for the normal purchases and normal sales exception that is allowed for contracts that are probable of delivery in the normal course of business under SFAS No. 133 and are exempt from its fair value provisions.  The variable-price contracts have no significant market value and are likewise not affected by SFAS No. 133’s fair value provisions.  Swaps are subject to the fair value provisions and must be recorded at fair value.

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on approximately 50 percent of its natural gas portfolios.  The maturities of the Swaps highly correlate to actual purchases of natural gas, during timeframes ranging from November 2008 through October 2009.  Under such contracts, Southwest pays the counterparty at a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas.  Only the net differential is actually paid or received.  The differential is calculated based on the notional amounts under the contracts (approximately 3.5 million dekatherms at June 30, 2008).  Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2008

Pursuant to regulatory deferral accounting treatment under SFAS No. 71, Southwest records the unrealized gains and losses in fair value of the Swaps as a regulatory asset and/or liability.  When the Swaps settle, Southwest reverses any prior positions held and records the settled position as an increase or decrease of purchased gas under the related purchased gas adjustment (“PGA”) mechanism in determining its deferred PGA balances.  In accordance with this described treatment, at June 30, 2008, Southwest recorded the fair values of the Swaps in Prepaids and other current assets ($7.2 million) and in Deferred charges and other assets ($582,000).  Corresponding offsetting amounts were recorded in Other current liabilities ($7.2 million) and Other deferred credits ($582,000).  Due to the provisions of SFAS No. 71, neither changes in the fair value of the contracts nor settled amounts have a direct effect on earnings or other comprehensive income.  The estimated fair values of the derivatives were determined using future natural gas index prices (as more fully described below).

In January 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 states that a fair value measurement should be based on the assumptions that market participants would use in pricing the asset or liability and establishes a fair value hierarchy that ranks the inputs used to measure fair value by their reliability.  The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that a company has the ability to access at the measurement date.

Level 2 – inputs other than quoted prices included within Level 1 that are observable for similar assets or liabilities, either directly or indirectly.

Level 3 - unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The estimated fair values of Southwest’s Swaps were determined at June 30, 2008 using NYMEX futures settlement prices for delivery of natural gas at Henry Hub adjusted by the price of NYMEX ClearPort basis Swaps, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points.  These Level 2 inputs are observable in the marketplace throughout the full term of the Swaps.

The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities that were accounted for at fair value as of June 30, 2008.

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands of dollars)	Total	Level 1	Level 2	Level 3

Assets at fair value:
Prepaids and other current assets - swaps	$7,209	$-	$7,209	$-
Deferred charges and other assets - swaps	582	-	582	-

Liabilities at fair value:
Other current liabilities - swaps	-	-	-	-
Other deferred credits - swaps	-	-	-	-

Net Assets (Liabilities)	$7,791	$-	$7,791	$-

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2008

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Southwest Gas Corporation and its subsidiaries (the “Company”) consists of two business segments: natural gas operations (“Southwest” or the “natural gas operations” segment) and construction services.

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

As of June 30, 2008, Southwest had 1,819,000 residential, commercial, industrial, and other natural gas customers, of which 984,000 customers were located in Arizona, 657,000 in Nevada, and 178,000 in California.  Residential and commercial customers represented over 99 percent of the total customer base.  During the twelve months ended June 30, 2008, 55 percent of operating margin was earned in Arizona, 35 percent in Nevada, and 10 percent in California.  During this same period, Southwest earned 86 percent of operating margin from residential and small commercial customers, 5 percent from other sales customers, and 9 percent from transportation customers.  These general patterns are expected to continue.

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

Northern Pipeline Construction Co. (“NPL” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.  NPL currently operates in 19 major markets nationwide.  Construction activity is cyclical and can be significantly impacted by changes in general and local economic conditions, including the housing market, interest rates, employment levels, job growth, the equipment resale market, and local and federal tax rates.  Generally, revenues and profits are lowest during the first quarter of the year due to less favorable winter weather conditions.  Operating results typically improve as more favorable weather conditions occur during the summer and fall months.

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as the MD&A, included in the 2007 Annual Report to Shareholders, which is incorporated by reference into the 2007 Form 10-K, and the first quarter 2008 Form 10-Q.

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

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2008

Summary Operating Results
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2008	2007	2008	2007	2008	2007
	(Thousands of dollars, except per share amounts)

Contribution to net income (loss)
Natural gas operations	$(4,907)	$(2,855)	$44,426	$45,773	$71,147	$75,160
Construction services	2,182	2,518	2,001	3,654	9,099	10,238
Net income (loss)	$(2,725)	$(337)	$46,427	$49,427	$80,246	$85,398

Basic earnings (loss) per share
Natural gas operations	$(0.11)	$(0.07)	$1.03	$1.09	$1.66	$1.80
Construction services	0.05	0.06	0.05	0.08	0.21	0.25
Consolidated	$(0.06)	$(0.01)	$1.08	$1.17	$1.87	$2.05

Natural Gas Operations
Operating margin	$148,423	$145,816	$389,024	$378,620	$738,976	$722,036

The decline in gas segment contribution during the second quarter of 2008 was due primarily to a decrease in other income, which more than offset an improvement in operating income.  Other income (principally interest income, long-term investment returns, and non-utility expenses) declined primarily as the result of negative returns on long-term investments in the current quarter versus positive returns in the prior-year quarter.  NPL’s decline resulted primarily from less profitable work due to the general slow down in the housing industry, competitive pressures, and increased fuel and material costs.  The decline was partially offset by several favorable replacement contracts.

2nd Quarter 2008 Overview

Consolidated results for the second quarter of 2008 declined compared to the second quarter of 2007, due to declines in both the gas and construction services segments.  Basic earnings (loss) per share fell $0.05 per share.

Gas operations highlights include the following:
•	Operating margin increased $2.6 million from the prior period
•	Growth-related margin was $2 million as Southwest’s customer growth level continues to moderate in the face of a downturn in the housing market
•	Southwest’s project to expand its use of electronic meter reading technology continues to progress and is over 90 percent complete
•
Operating expenses (operations and maintenance, depreciation and amortization, and taxes other than income taxes) increased two percent between periods as general cost increases were partially offset by labor efficiencies primarily related to the meter reading project

•	Arizona and California rate cases remain on track with hearings completed in Arizona and scheduled for California in August

Moderating Customer Growth.  During the twelve months ended June 30, 2008, Southwest completed 45,000 first-time meter sets.  These meter sets led to 19,000 additional active meters during the same time frame (10,000 in Arizona, 8,000 in Nevada, and 1,000 in California).  The difference between first-time meter sets and incremental active meters indicates a significant inventory of unoccupied homes.  The risks/costs of having non-performing assets associated with new homes are mitigated by Southwest’s practice of taking construction advances from builders.  These advances are not returned until new homes are occupied.  Once housing supply and demand come back into balance, Southwest expects to experience a correction in which customer additions exceed first-time meter sets.  Although management cannot predict the timing of the turn around, it is likely to occur over an extended (multi-year) time horizon.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2008

Meter Reading Project

In 2006, Southwest initiated a project to expand its use of electronic meter reading technology.  The efficiencies to be gained from this project more than offset the investment in infrastructure.  This technology eliminates the need to gain physical access to meters in order to obtain monthly meter readings, thereby reducing the time associated with each meter read while improving their accuracy.  At June 30, 2008, over 90 percent of Southwest customers’ meters were being read electronically.  The electronic meter reading conversion project is expected to be completed later this year.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2008

Results of Natural Gas Operations

Quarterly Analysis
	Three Months Ended
	June 30,
	2008	2007
	(Thousands of dollars)
Gas operating revenues	$353,003	$344,233
Net cost of gas sold	204,580	198,417
Operating margin	148,423	145,816
Operations and maintenance expense	83,603	83,090
Depreciation and amortization	41,297	39,076
Taxes other than income taxes	9,616	9,938
Operating income	13,907	13,712
Other income (expense)	(636)	3,648
Net interest deductions	20,938	21,315
Net interest deductions on subordinated debentures	1,932	1,932
Income (loss) before income taxes	(9,599)	(5,887)
Income tax expense (benefit)	(4,692)	(3,032)
Contribution to consolidated net income (loss)	$(4,907)	$(2,855)

Contribution from natural gas operations declined by $2.1 million in the second quarter of 2008 compared to the same period a year ago.  The decrease in contribution was primarily caused by a reduction in other income, which more than offset a one percent improvement in operating income.

Operating margin increased approximately $2.6 million, or two percent, in the second quarter of 2008 compared to the second quarter of 2007.  Customer growth contributed $2 million toward the operating margin increase as the Company added 19,000 customers during the last twelve months, an increase of one percent.  Weather changes between quarters accounted for the remaining increase.

Operations and maintenance expense increased $513,000, or one percent, primarily due to general cost increases and higher uncollectible expenses.  Labor efficiencies, primarily from the conversion to electronic meter reading, mitigated the increase in operations and maintenance expense.

Depreciation expense increased $2.2 million, or six percent, as a result of construction activities.  Average gas plant in service for the current period increased $241 million, or six percent, compared to the corresponding period a year ago. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate customer growth.

Other income (expense) declined $4.3 million during the second quarter of 2008 compared to the same period in 2007, primarily due to negative returns on long-term investments in the current quarter versus positive returns in the year-ago quarter and lower interest income due to the full recovery of previously deferred purchased gas cost receivables.  The prior-year period also included nonrecurring gains on dispositions of miscellaneous properties.

Net financing costs decreased $377,000 between periods primarily due to lower outstanding debt.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2008

Six-Month Analysis
	Six Months Ended
	June 30,
	2008	2007
	(Thousands of dollars)
Gas operating revenues	$1,094,303	$1,071,248
Net cost of gas sold	705,279	692,628
Operating margin	389,024	378,620
Operations and maintenance expense	168,809	167,625
Depreciation and amortization	81,942	77,606
Taxes other than income taxes	19,810	20,405
Operating income	118,463	112,984
Other income (expense)	(2,162)	5,024
Net interest deductions	42,290	42,463
Net interest deductions on subordinated debentures	3,864	3,863
Income before income taxes	70,147	71,682
Income tax expense	25,721	25,909
Contribution to consolidated net income	$44,426	$45,773

Contribution from natural gas operations decreased $1.3 million in the first six months of 2008 compared to the same period a year ago. The decrease in contribution was primarily caused by a decline in other income, which offset a five percent improvement in operating income.

Operating margin increased approximately $10 million, or three percent, in the first six months of 2008 compared to the first six months of 2007.  New customers contributed an incremental $4 million in operating margin during the current period.  Rate relief in California resulted in a net $1 million increase in operating margin.  Differences in heating demand primarily caused by weather variations between periods resulted in a $5 million margin increase as the current period experienced somewhat cooler temperatures while the prior period was slightly warmer-than-normal.

Operations and maintenance expense increased $1.2 million, or one percent, principally due to the impact of general cost increases and higher uncollectible expenses.  Labor efficiencies, primarily from the conversion to electronic meter reading, mitigated the increase in operations and maintenance expense.

Depreciation expense increased $4.3 million, or six percent, as a result of construction activities.  Average gas plant in service increased $254 million, or seven percent, as compared to the first six months of 2007. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate customer growth.

Other income (expense) declined $7.2 million during the first six months of 2008 compared to the same period in 2007, primarily due to negative returns on long-term investments in 2008 versus higher returns in 2007 and lower interest income due to the full recovery of previously deferred purchased gas cost receivables.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2008

Twelve-Month Analysis
	Twelve Months Ended
	June 30,
	2008	2007
	(Thousands of dollars)
Gas operating revenues	$1,837,821	$1,836,332
Net cost of gas sold	1,098,845	1,114,296
Operating margin	738,976	722,036
Operations and maintenance expense	332,392	333,158
Depreciation and amortization	161,426	152,144
Taxes other than income taxes	36,958	39,162
Operating income	208,200	197,572
Other income (expense)	(2,336)	10,192
Net interest deductions	86,263	84,823
Net interest deductions on subordinated debentures	7,728	7,725
Income before income taxes	111,873	115,216
Income tax expense	40,726	40,056
Contribution to consolidated net income	$71,147	$75,160

Contribution to consolidated net income from natural gas operations decreased $4 million in the current twelve-month period compared to the same period a year ago. The decline in contribution was primarily caused by lower other income, which offset a five percent improvement in operating income.

Operating margin increased $17 million, or two percent, between periods.  Customer growth contributed $8 million while rate changes accounted for $9 million of the increase, including $3 million in general rate relief and $6 million from implementing a California equalized margin tracker mechanism in January 2007.  Warmer-than-normal temperatures were experienced during both twelve-month periods (each with estimated negative impacts to operating margin of approximately $7 million), resulting in no incremental impact between the periods.

Operations and maintenance expense decreased $766,000 between periods reflecting labor efficiencies primarily from the ongoing electronic meter reading conversion, partially offset by general cost increases and higher uncollectible expenses.

Depreciation expense increased $9.3 million, or six percent, as a result of additional plant in service. Average gas plant in service for the current twelve-month period increased $274 million, or seven percent, compared to the corresponding period a year ago.  This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate customer growth.

General taxes decreased $2.2 million due to a decline in property tax rates recognized in the third quarter of 2007, which offset the higher property tax base resulting from plant additions.

Other income decreased $12.5 million between periods primarily due to negative returns on long-term investments in the current twelve-month period (versus favorable returns in the prior-year period) and lower interest income due to the full recovery of previously deferred purchased gas cost receivables.  The prior-year period also included nonrecurring gains on dispositions of miscellaneous properties.

Net financing costs increased $1.4 million between periods primarily due to interest expense associated with deferred PGA balance payables and higher rates on variable-rate debt.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2008

Results of Construction Services

Contribution to consolidated net income for the three, six, and twelve months ended June 30, 2008 decreased $336,000, $1.7 million, and $1.1 million, respectively, compared to the corresponding periods in 2007.  Quarterly results declined primarily due to lower profit margins on new construction work in the majority of NPL’s operating areas, competitive pressures, and increased fuel and material costs, partially offset by higher revenues from several favorable replacement contracts.  While revenues increased as a result of several large replacement projects, operating results decreased in the six-month period of 2008 as compared to the same period in 2007 primarily due to lower profit margins on new construction work, unfavorable weather conditions in the first quarter of 2008, increased fuel and material costs, and a reduction in the volume of work with existing customers.  The decrease in the current twelve-month period when compared to the same period in the prior year was due primarily to unfavorable weather conditions during the first quarter of 2008, and a reduction in the volume of new construction work resulting from the general slow down in the new housing market.

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

In April 2008, the two primary intervening parties in the case, the ACC Staff and the Residential Utility Consumer Office, filed testimony in the case.  Both parties are separately advocating revenue increases which approximate 60 percent of the filed for amount, primarily through increases in basic service charges, although their positions on a number of matters differ.  In addition, neither party supports all of Southwest's proposed rate design changes or the revenue decoupling/weather normalization mechanisms, both of which Southwest deems important components of its rate filing if greater margin stability (for both Southwest and its customers) is to be achieved. Hearings concluded in June 2008, with a decision expected in the fourth quarter of 2008.  Management cannot predict the amount or timing of rate relief ultimately granted, or whether the ACC will adopt any of the new rate design proposals.  The last general rate increase received in Arizona was effective in March 2006.

California Attrition Filing.  In October 2007, Southwest made its 2008 annual attrition filing with the California Public Utilities Commission (“CPUC”) requesting a $2 million increase in operating margin.  The increase in customer rates was approved and became effective January 2008.

California General Rate Cases.  Southwest filed general rate applications with the CPUC in December 2007 requesting an increase in authorized operating revenues of $9.1 million in its southern California, northern California, and South Lake Tahoe rate jurisdictions with a proposed effective date of January 2009.  The request is due to increases in Southwest’s operating costs, investments in infrastructure, and the increased costs of capital.  As part of the filing, Southwest is also requesting that the authorized levels of margin revert to being recognized on a seasonally adjusted basis rather than in equal monthly amounts throughout the year to better reflect the seasonal nature of Southwest’s revenue stream.  In addition to the margin balancing mechanism that has been in place since the last general rate case, this filing proposes a Post Test Year (“PTY”) ratemaking mechanism for the period 2010 through 2013.  The PTY mechanism is designed to recognize the effects of inflation, certain capital expenditures and customer growth between general rate cases.  Hearings are scheduled to begin in August 2008.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2008

PGA Filings

All of Southwest's state regulatory commissions have regulations that permit Southwest to track and recover its actual costs of purchased gas.  Deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses.  Timing differences between changes in PGA rates and the recovery/payment of PGA balances result in over and under-collections.  At June 30, 2008, over-collections in Arizona, Nevada, and California resulted in a liability of $31.5 million on the Company’s balance sheet.  In May 2008, a temporary surcharge that had been in place in Arizona since February 2006 to help accelerate the recovery of an under-collected balance was removed.  PGA filings are subject to audit by state regulatory commissions.  PGA rate changes impact cash flows but have no direct impact on profit margin.

As of June 30, 2008, December 31, 2007, and June 30, 2007, Southwest had the following outstanding PGA balances receivable/(payable) (millions of dollars):

	June 30, 2008	December 31, 2007	June 30, 2007
Arizona	$(4.6)	$33.9	$50.3
Northern Nevada	(7.2)	(9.2)	(9.9)
Southern Nevada	(17.6)	(36.7)	(20.1)
California	(2.1)	(0.1)	(3.2)
	$(31.5)	$(12.1)	$17.1

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

Gas Segment Construction Expenditures and Financing

Southwest continues to experience customer growth, albeit at a slower pace than in the recent past.  This growth has required significant capital outlays primarily to extend and reinforce its distribution systems.  During the twelve-month period ended June 30, 2008, construction expenditures for the natural gas operations segment were $291 million.  Approximately 73 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant.  Cash flows from operating activities of Southwest (net of dividends paid) provided $239 million, or 82 percent, of the required capital resources pertaining to gas segment capital expenditures for the twelve months ended June 30, 2008.  The remainder was provided from external financing activities, existing credit facilities, and refundable construction advances.  During the quarter, six months, and twelve months ended June 30, 2008, Southwest partially offset capital outlays by collecting approximately $7 million, $14 million, and $30 million, respectively, in net advances and contributions from customers and third-party contractors.  At June 30, 2008, the balance of refundable construction advances was $91 million.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2008

Southwest estimates construction expenditures during the three-year period ending December 31, 2010 will be approximately $850 million.  During the three-year period, cash flows from operating activities (net of dividends) are estimated to fund over 80 percent of the gas operations’ total construction expenditures.  Southwest also has $25 million in long-term debt maturities over the three-year period.  During this time frame, the Company expects to raise $70 million to $80 million from its various common stock programs. Any remaining cash requirements are expected to be provided by existing credit facilities and/or other external financing sources.  The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest service areas, and earnings.  These external sources may include the issuance of both debt and equity securities, bank and other short-term borrowings, customer contributions and advances, and other forms of financing.

During the six months ended June 30, 2008, the Company issued approximately 656,000 additional shares of common stock through the DRSPP, Employee Investment Plan, Management Incentive Plan, and Stock Incentive Plan, raising approximately $19 million.  No shares have been issued through the ESP in 2008.  The Company has $16.7 million of remaining capacity under the ESP.

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

On an interim basis, Southwest generally defers over- or under-collections of gas costs to PGA balancing accounts.  In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect.  At June 30, 2008, the balances in PGA accounts totaled an over-collection of $31.5 million versus an under-collection of $17.1 million at June 30, 2007.  Southwest has the ability to draw on its $300 million credit facility to temporarily finance under-collected PGA balances.  Southwest has designated $150 million of the facility as long-term debt and the remaining $150 million for working capital purposes.  Southwest currently believes the $150 million designated for working capital purposes is adequate to meet liquidity needs.  At June 30, 2008, $50 million was outstanding on the long-term portion and no borrowings were outstanding on the short-term portion of the credit facility.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2008

The following table sets forth the ratios of earnings to fixed charges for the Company.  Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	June 30,	December 31,
	2008	2007

Ratio of earnings to fixed charges	2.21	2.25

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and amortized debt costs.

IDRB Supporting Credit Arrangements

The Company utilizes insurance policies to support approximately $400 million of its fixed and variable-rate Industrial Development Revenue Bonds (“IDRBs”).  Of this amount, approximately $350 million is fixed to maturity and any change in the bond rating of the bond insurers will not impose any additional costs on the Company.  The remaining $50 million in IDRBs, which is the 2003 Series B, carried a AAA rating supported by insurance from Ambac Assurance Corporation (“Ambac”).  The 2003 Series B are designed to be repriced weekly in an auction market.  Credit rating agencies have been reassessing bond insurers for their ability to absorb potential losses from their subprime-related exposure to residential mortgage-backed securities and collateralized debt obligations.  In June 2008, Standard & Poor’s and Moody’s Investors Service, the two largest ratings companies, downgraded Ambac and assigned a “negative” outlook to the new rating.  This resulted in the Company’s 2003 Series B being downgraded to a AA rating.  The Company cannot predict whether Moody’s and Standard & Poor’s will further downgrade Ambac, thereby affecting the outstanding AA rating of the 2003 Series B.  Since mid-February 2008, the 2003 Series B weekly auctions have failed.  As a result of the failed auctions, the Company has been required to price the 2003 Series B at a predetermined maximum auction-rate (currently 200 percent of the one-month LIBOR rate).  The Company has the ability to convert the 2003 Series B to a fixed-rate mode, obtain incremental credit support, or refinance the debt.  The Company will remain watchful as to the developments in the auction-rate market and the outcome of the rating agencies reviews, and take appropriate actions to minimize the related interest cost of the facility.

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”).  All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions.  The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar words and expressions are generally used and intended to identify forward-looking statements.  For example, statements regarding operating margin earned, customer growth, risks and costs associated with having non-performing assets associated with new homes, timing of improvements in the housing market, estimated future construction expenditures, forecasted operating cash flows, funding sources of cash requirements, sufficiency of working capital, ability to raise funds and receive external financing, the amount and form of any such financing, liquidity and statements regarding estimated bonus depreciation deductions, and the timing and results of future rate hearings and approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements.  These factors include, but are not limited to, the impact of weather variations on customer usage, customer growth rates, conditions in the housing market, interest rates, our ability to recover costs through our PGA mechanisms, the effects of regulation/deregulation, the timing and amount of rate relief, changes in rate design, changes in gas procurement practices, changes in capital requirements and funding,

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2008

the impact of conditions in the capital markets on financing costs, rating agency actions, changes in construction expenditures and financing, renewal of franchises, easements and rights-of-way, changes in operations and maintenance expenses, effects of accounting changes, future liability claims, changes in pipeline capacity for the transportation of gas and related costs, acquisitions and management’s plans related thereto, competition, and our ability to raise capital in external financings.  In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing, operations and maintenance expenses will continue in future periods.  For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Based on the most recent evaluation, as of June 30, 2008, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting during the second quarter of 2008 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2008

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

ITEMS 1A. through 3.     None.

ITEM 4.                              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on May 8, 2008 with the holders of approximately 39 million shares of the Company’s common stock represented in person or by proxy.  Matters voted upon and the results of the voting were as follows:

(1)	The eleven directors nominated were elected.
Name	Votes For	Votes Withheld
George C. Biehl	36,077,206	2,878,551
Thomas E. Chestnut	38,408,185	547,572
Stephen C. Comer	38,286,782	668,975
Richard M. Gardner	38,377,584	578,173
James J. Kropid	37,583,702	1,372,055
Michael O. Maffie	37,422,021	1,533,736
Anne L. Mariucci	38,396,420	559,337
Michael J. Melarkey	38,389,941	565,816
Jeffrey W. Shaw	37,592,667	1,363,091
Carolyn M. Sparks	37,568,138	1,387,619
Terrence L. Wright	37,596,731	1,359,027

(2)
The proposal to ratify the selection of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company was approved.  Shareholders voted 38,568,314 shares in favor, 223,587 against with 163,860 abstentions.

ITEM 5.                             OTHER INFORMATION

On July 29, 2008, Robert L. Boughner was elected as a director of the Company.  Mr. Boughner’s election increases the number of directors from eleven to twelve.  As a director, he will serve on the Compensation and Nominating and Corporate Governance committees of the Company’s Board of Directors.  At its July 29, 2008 meeting, the Board of Directors also amended the Company’s Bylaws to reflect an increase in the number of Directors from eleven (11) to twelve (12).  The above information was reported in a Form 8-K dated July 29, 2008 filed with the SEC.

ITEM 6.                             EXHIBITS

The following documents are filed as part of this report on Form 10-Q:

Exhibit 10.01	-	Amended Southwest Gas Corporation 2006 Restricted Stock/Unit Plan.
Exhibit 10.02	-	Southwest Gas Corporation Management Incentive Plan, amended and restated effective January 1, 2009
Exhibit 12.01	-	Computation of Ratios of Earnings to Fixed Charges.
Exhibit 31.01	-	Section 302 Certifications.
Exhibit 32.01	-	Section 906 Certifications.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: August 6, 2008

/s/ Roy R. Centrella
Roy R. Centrella
Vice President/Controller and Chief Accounting Officer