Form 10-Q
period 2008-09-30
SOUTHWEST GAS CORP
filed 2008-11-06
CIK 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                    Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer X	Accelerated filer __	Non-accelerated filer __	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Common Stock, $1 Par Value, 43,914,407 shares as of October 31, 2008.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)
	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
ASSETS
Utility plant:
Gas plant	$4,230,427	$4,043,936
Less: accumulated depreciation	(1,334,915)	(1,261,867)
Acquisition adjustments, net	1,677	1,812
Construction work in progress	43,720	61,419
Net utility plant	2,940,909	2,845,300
Other property and investments	137,155	143,097
Current assets:
Cash and cash equivalents	13,165	31,991
Accounts receivable, net of allowances	119,224	203,660
Accrued utility revenue	32,600	74,900
Income taxes receivable, net	18,424	14,286
Deferred income taxes	7,952	6,965
Deferred purchased gas costs	-	33,946
Prepaids and other current assets	79,069	136,711
Total current assets	270,434	502,459
Deferred charges and other assets	161,378	179,332
Total assets	$3,509,876	$3,670,188

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued
and outstanding - 43,712,159 and 42,805,706 shares)	$45,342	$44,436
Additional paid-in capital	757,779	732,319
Accumulated other comprehensive income (loss), net	(12,242)	(12,850)
Retained earnings	220,072	219,768
Total equity	1,010,951	983,673
Subordinated debentures due to Southwest Gas Capital II	100,000	100,000
Long-term debt, less current maturities	1,213,149	1,266,067
Total capitalization	2,324,100	2,349,740
Current liabilities:
Current maturities of long-term debt	12,455	38,079
Short-term debt	-	9,000
Accounts payable	79,689	220,731
Customer deposits	80,297	75,019
Accrued general taxes	41,994	44,637
Accrued interest	19,757	21,290
Deferred purchased gas costs	33,744	46,088
Other current liabilities	91,084	73,088
Total current liabilities	359,020	527,932
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	366,711	347,497
Taxes payable	3,993	4,387
Accumulated removal costs	163,000	146,000
Other deferred credits	293,052	294,632
Total deferred income taxes and other credits	826,756	792,516
Total capitalization and liabilities	$3,509,876	$3,670,188

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2008

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED		TWELVE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007	2008	2007
Operating revenues:
Gas operating revenues	$268,450	$274,748	$1,362,753	$1,345,996	$1,831,523	$1,838,039
Construction revenues	105,972	96,776	272,580	245,781	364,121	318,853
Total operating revenues	374,422	371,524	1,635,333	1,591,777	2,195,644	2,156,892
Operating expenses:
Net cost of gas sold	134,030	141,825	839,309	834,453	1,091,050	1,107,594
Operations and maintenance	87,489	83,222	256,298	250,847	336,659	336,934
Depreciation and amortization	48,650	46,271	144,128	136,348	190,294	179,967
Taxes other than income taxes	8,103	7,848	27,913	28,253	37,213	37,495
Construction expenses	93,679	83,902	243,946	214,887	323,091	276,489
Total operating expenses	371,951	363,068	1,511,594	1,464,788	1,978,307	1,938,479
Operating income	2,471	8,456	123,739	126,989	217,337	218,413
Other income and (expenses):
Net interest deductions	(21,012)	(22,619)	(64,270)	(65,888)	(86,854)	(87,967)
Net interest deductions on subordinated debentures	(1,933)	(1,932)	(5,797)	(5,795)	(7,729)	(7,726)
Other income (deductions)	(4,163)	597	(4,572)	6,870	(4,806)	11,351
Total other income and (expenses)	(27,108)	(23,954)	(74,639)	(64,813)	(99,389)	(84,342)
Income (loss) before income taxes	(24,637)	(15,498)	49,100	62,176	117,948	134,071
Income tax expense (benefit)	(7,951)	(6,180)	19,359	22,067	45,070	47,255
Net income (loss)	$(16,686)	$(9,318)	$29,741	$40,109	$72,878	$86,816

Basic earnings (loss) per share	$(0.38)	$(0.22)	$0.69	$0.95	$1.69	$2.06
Diluted earnings (loss) per share	$(0.38)	$(0.22)	$0.68	$0.94	$1.68	$2.04
Dividends declared per share	$0.225	$0.215	$0.675	$0.645	$0.89	$0.85

Average number of common shares outstanding	43,581	42,448	43,307	42,219	43,150	42,060
Average shares outstanding (assuming dilution)	-	-	43,610	42,607	43,464	42,469

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2008

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	NINE MONTHS ENDED		TWELVE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$29,741	$40,109	$72,878	$86,816
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	144,128	136,348	190,294	179,967
Deferred income taxes	17,855	(17,456)	51,379	(3,383)
Changes in current assets and liabilities:
Accounts receivable, net of allowances	84,436	97,711	8,993	(5,828)
Accrued utility revenue	42,300	40,800	(100)	500
Deferred purchased gas costs	21,602	93,152	17,599	79,825
Accounts payable	(141,042)	(173,942)	(12,108)	(10,615)
Accrued taxes	(7,175)	6,236	(29,948)	2,804
Other current assets and liabilities	50,708	63,935	11,745	9,185
Other	4,787	(5,844)	3,370	(7,486)
Net cash provided by operating activities	247,340	281,049	314,102	331,785

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(221,862)	(255,001)	(307,736)	(366,036)
Change in restricted cash	-	-	-	19,332
Change in customer advances	4,822	21,341	7,889	27,088
Miscellaneous inflows	44,194	4,700	44,803	7,153
Miscellaneous outflows	(2,762)	(2,053)	(21,486)	(5,862)
Net cash used in investing activities	(175,608)	(231,013)	(276,530)	(318,325)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	26,366	26,735	34,728	39,033
Dividends paid	(28,804)	(26,814)	(38,261)	(35,612)
Issuance of long-term debt	102,460	101,956	129,098	94,633
Retirement of long-term debt	(132,504)	(105,869)	(168,726)	(108,271)
Change in long-term portion of credit facility	(49,076)	(46,000)	(76)	(16,000)
Change in short-term debt	(9,000)	-	-	-
Net cash used in financing activities	(90,558)	(49,992)	(43,237)	(26,217)

Change in cash and cash equivalents	(18,826)	44	(5,665)	(12,757)
Cash at beginning of period	31,991	18,786	18,830	31,587

Cash at end of period	$13,165	$18,830	$13,165	$18,830

Supplemental information:
Interest paid, net of amounts capitalized	$69,309	$68,139	$94,505	$91,244
Income taxes paid	5,278	19,233	31,070	34,116

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2008

Note 1 – Nature of Operations and Basis of Presentation

Nature of Operations.  Southwest Gas Corporation and its subsidiaries (the “Company”) are composed of two segments: natural gas operations (“Southwest” or the “natural gas operations” segment) and construction services (Northern Pipeline Construction Co. “NPL” or the “construction services” segment).  Southwest is engaged in the business of purchasing, distributing, and transporting natural gas to customers in portions of Arizona, Nevada, and California. The public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of the results for a full year. Variability in weather from normal temperatures can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity.  NPL, a wholly owned subsidiary, is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.

Basis of Presentation.  The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2007 Annual Report to Shareholders, which is incorporated by reference into the 2007 Form 10-K, and the first and second quarter 2008 reports on Form 10-Q.

Intercompany Transactions.  NPL recognizes revenues generated from contracts with Southwest (see Note 3 below). Accounts receivable for these services were $6.9 million at September 30, 2008 and $6.1 million at December 31, 2007. The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation.”

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

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2008

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies (in accounting literature instead of auditing literature) the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  The provisions of SFAS No. 162 are effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of the standard is not expected to have a material impact on the financial position or results of operations of the Company.

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

	Qualified Retirement Plan
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2008	2007	2008	2007	2008	2007
(Thousands of dollars)
Service cost	$4,027	$4,123	$12,081	$12,368	$16,204	$16,439
Interest cost	8,123	7,311	24,368	21,933	31,679	28,635
Expected return on plan assets	(8,679)	(8,257)	(26,035)	(24,773)	(34,292)	(32,425)
Amortization of prior service costs (credits)	(3)	(3)	(8)	(8)	(11)	(10)
Amortization of net loss	776	1,252	2,328	3,755	3,580	5,093
Net periodic benefit cost	$4,244	$4,426	$12,734	$13,275	$17,160	$17,732

	SERP
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2008	2007	2008	2007	2008	2007
(Thousands of dollars)
Service cost	$24	$38	$73	$115	$111	$168
Interest cost	510	487	1,531	1,461	2,018	1,934
Expected return on plan assets	-	-	-	-	-	2
Amortization of net loss	250	283	748	848	1,031	1,159
Net periodic benefit cost	$784	$808	$2,352	$2,424	$3,160	$3,263

	PBOP
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2008	2007	2008	2007	2008	2007
(Thousands of dollars)
Service cost	$182	$203	$548	$608	$751	$821
Interest cost	581	576	1,743	1,728	2,319	2,257
Expected return on plan assets	(534)	(536)	(1,604)	(1,608)	(2,140)	(2,063)
Amortization of transition obligation	216	216	650	650	867	867
Amortization of net loss	-	14	-	43	14	85
Net periodic benefit cost	$445	$473	$1,337	$1,421	$1,811	$1,967

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2008

Note 3 – Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas	Construction
	Operations	Services	Total
Three months ended September 30, 2008
Revenues from external customers	$268,450	$88,034	$356,484
Intersegment revenues	-	17,938	17,938
Total	$268,450	$105,972	$374,422
Segment net income (loss)	$(19,678)	$2,992	$(16,686)

Three months ended September 30, 2007
Revenues from external customers	$274,748	$77,445	$352,193
Intersegment revenues	-	19,331	19,331
Total	$274,748	$96,776	$371,524
Segment net income (loss)	$(12,863)	$3,545	$(9,318)

Nine months ended September 30, 2008
Revenues from external customers	$1,362,753	$225,558	$1,588,311
Intersegment revenues	-	47,022	47,022
Total	$1,362,753	$272,580	$1,635,333
Segment net income	$24,748	$4,993	$29,741

Nine months ended September 30, 2007
Revenues from external customers	$1,345,996	$192,602	$1,538,598
Intersegment revenues	-	53,179	53,179
Total	$1,345,996	$245,781	$1,591,777
Segment net income	$32,910	$7,199	$40,109

Twelve months ended September 30, 2008
Revenues from external customers	$1,831,523	$298,893	$2,130,416
Intersegment revenues	-	65,228	65,228
Total	$1,831,523	$364,121	$2,195,644
Segment net income	$64,332	$8,546	$72,878

Twelve months ended September 30, 2007
Revenues from external customers	$1,838,039	$242,956	$2,080,995
Intersegment revenues	-	75,897	75,897
Total	$1,838,039	$318,853	$2,156,892
Segment net income	$76,077	$10,739	$86,816

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2008

Note 4 – Comprehensive Income

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007
		(Thousands of dollars)

Net income (loss)	$(16,686)	$(9,318)	$29,741	$40,109	$72,878	$86,816
Additional minimum pension liability
adjustment, net of $20.3 million tax expense		-		-		33,047
Net actuarial gain arising during period, less
amortization of unamortized benefit plan cost,
net of tax	203	246	608	735	689	735
Comprehensive income (loss)	$(16,483)	$(9,072)	$30,349	$40,844	$73,567	$120,598

Tax expense related to the net actuarial gain arising during the period, less amortization of unamortized benefit plan cost, for the three months, nine months, and twelve months ended September 30, 2008 was $124,000, $372,000, and $422,000, respectively.  Tax expense related to the net actuarial gain arising during the period, less amortization of unamortized benefit plan cost for the three months, nine months, and twelve months ended September 30, 2007 was $150,000, $450,000, and $450,000, respectively.  Total accumulated other comprehensive loss as of September 30, 2008 was $12.2 million, net of $7.6 million of tax, and was composed entirely of unamortized benefit plan costs.

Note 5 – Common Stock

During the nine months ended September 30, 2008, the Company issued approximately 906,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”), Employee Investment Plan, Management Incentive Plan, and Stock Incentive Plan.  No shares have been issued through the Equity Shelf Program (“ESP”) in 2008.

Note 6 - Derivatives and Fair Value Measurements

In managing its natural gas supply portfolios, Southwest has historically entered into fixed and variable-price contracts, which qualify as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”).  In 2008, Southwest also began utilizing fixed-for-floating swap contracts (“Swaps”) to supplement its fixed-price contracts.  The fixed-price contracts, firm commitments to purchase a fixed amount of gas in the future at a fixed price, qualify for the normal purchases and normal sales exception that is allowed for contracts that are probable of delivery in the normal course of business under SFAS No. 133 and are exempt from its fair value provisions.  The variable-price contracts have no significant market value and are likewise not affected by SFAS No. 133’s fair value provisions.  Swaps are subject to the fair value provisions and must be recorded at fair value.

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on approximately 50 percent of its natural gas portfolios.  The maturities of the Swaps highly correlate to actual purchases of natural gas, during timeframes ranging from November 2008 through October 2009.  Under such contracts, Southwest pays the counterparty at a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas.  Only the net differential is actually paid or received.  The differential is calculated based on the notional amounts under the contracts (approximately 3.5 million dekatherms at September 30, 2008).  Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2008

Pursuant to regulatory deferral accounting treatment under SFAS No. 71, Southwest records the unrealized gains and losses in fair value of the Swaps as a regulatory asset and/or liability.  When the Swaps settle, Southwest reverses any prior positions held and records the settled position as an increase or decrease of purchased gas under the related purchased gas adjustment (“PGA”) mechanism in determining its deferred PGA balances.  In accordance with this described treatment, at September 30, 2008, Southwest recorded the fair values of the Swaps in Other current liabilities ($10.9 million) and in Other deferred credits ($204,000).  Corresponding offsetting amounts were recorded in Prepaids and other current assets ($10.9 million) and Deferred charges and other assets ($204,000).  Due to the provisions of SFAS No. 71, neither changes in the fair value of the contracts nor settled amounts have a direct effect on earnings or other comprehensive income.  The estimated fair values of the derivatives were determined using future natural gas index prices (as more fully described below).

In January 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 states that a fair value measurement should be based on the assumptions that market participants would use in pricing the asset or liability and establishes a fair value hierarchy that ranks the inputs used to measure fair value by their reliability.  The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

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

The estimated fair values of Southwest’s Swaps were determined at September 30, 2008 using NYMEX futures settlement prices for delivery of natural gas at Henry Hub adjusted by the price of NYMEX ClearPort basis Swaps, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs are observable in the marketplace throughout the full term of the Swaps.

The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities that were accounted for at fair value as of September 30, 2008.

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands of dollars)	Total	Level 1	Level 2	Level 3

Assets at fair value:
Prepaids and other current assets - swaps	$-	$-	$-	$-
Deferred charges and other assets - swaps	-	-	-	-

Liabilities at fair value:
Other current liabilities - swaps	(10,935)	-	(10,935)	-
Other deferred credits - swaps	(204)	-	(204)	-

Net Assets (Liabilities)	$(11,139)	$-	$(11,139)	$-

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2008

Note 7 – Long-Term Debt

In September 2008, the Company issued $50 million in Clark County, Nevada variable-rate 2008 Series A Industrial Development Revenue Bonds (“IDRBs”), due 2038.  The 2008 Series A IDRBs are supported by a letter of credit with JPMorgan Chase Bank.  The proceeds from the 2008 Series A IDRBs were used by the Company to redeem the $50 million 2003 Series B variable-rate IDRBs.  The 2003 Series B IDRBs were redeemed at par, plus accrued interest, in September 2008.

Note 8 – Other Income (Deductions)

Southwest has company-owned life insurance (“COLI”) policies on members of management and other key employees to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans.  Other income (deductions) on the Company’s income statements includes expenses related to declines in the cash surrender value of these life insurance policies in the three, nine, and twelve months ended September 30, 2008, of $3.7 million, $6.3 million, and $7.3 million, respectively.  In contrast, Other income (deductions) on the Company’s income statements includes income related to increases in the cash surrender value of these life insurance policies in the three, nine, and twelve months ended September 30, 2007, of $355,000, $2.2 million, and $3.5 million, respectively.  Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds.  Therefore, the changes in the cash surrender value components of COLI policies as they progress towards the ultimate death benefits are also recorded without tax consequences.  Additionally, Other income (deductions) includes interest income in the three, nine, and twelve months ended September 30, 2008, of $216,000, $2 million and $2.7 million, respectively.  Other income (deductions) includes interest income in the three, nine, and twelve months ended September 30, 2007, of $869,000, $3.8 million and $5.1 million, respectively.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2008

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Southwest Gas Corporation and its subsidiaries (the “Company”) consist of two business segments: natural gas operations (“Southwest” or the “natural gas operations” segment) and construction services.

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

As of September 30, 2008, Southwest had 1,819,000 residential, commercial, industrial, and other natural gas customers, of which 984,000 customers were located in Arizona, 657,000 in Nevada, and 178,000 in California.  Residential and commercial customers represented over 99 percent of the total customer base.  During the twelve months ended September 30, 2008, 55 percent of operating margin was earned in Arizona, 35 percent in Nevada, and 10 percent in California.  During this same period, Southwest earned 86 percent of operating margin from residential and small commercial customers, 5 percent from other sales customers, and 9 percent from transportation customers.  These general patterns are expected to continue.

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

Northern Pipeline Construction Co. (“NPL” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.  NPL currently operates in 20 major markets nationwide.  Construction activity is cyclical and can be significantly impacted by changes in general and local economic conditions, including the housing market, interest rates, employment levels, job growth, the equipment resale market, and local and federal tax rates.  Generally, revenues and profits are lowest during the first quarter of the year due to less favorable winter weather conditions.  Operating results typically improve as more favorable weather conditions occur during the summer and fall months.

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as the MD&A, included in the 2007 Annual Report to Shareholders, which is incorporated by reference into the 2007 Form 10-K, and the first and second quarter 2008 reports on Form 10-Q.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2008

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

Summary Operating Results
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2008	2007	2008	2007	2008	2007
	(In thousands, except per share amounts)

Contribution to net income (loss)
Natural gas operations	$(19,678)	$(12,863)	$24,748	$32,910	$64,332	$76,077
Construction services	2,992	3,545	4,993	7,199	8,546	10,739
Net income (loss)	$(16,686)	$(9,318)	$29,741	$40,109	$72,878	$86,816

Average number of common
shares outstanding	43,581	42,448	43,307	42,219	43,150	42,060

Basic earnings (loss) per share
Consolidated	$(0.38)	$(0.22)	$0.69	$0.95	$1.69	$2.06

Natural Gas Operations
Operating margin	$134,420	$132,923	$523,444	$511,543	$740,473	$730,445

The gas segment recorded a loss of $19.7 million during the third quarter of 2008 compared to a $12.9 million loss in the same period of 2007.  Other income decreased and operating expenses increased between the two periods.  Other income (principally interest income, long-term investment returns, and non-utility expenses) declined primarily as a result of negative returns on long-term investments (company-owned life insurance) in the current quarter versus positive returns in the prior-year quarter.  NPL’s decline resulted primarily from less profitable work due to the general slow down in the housing industry and increased costs for fuel, fuel-related products, and subcontractors.

3rd Quarter 2008 Overview

Consolidated results for the third quarter of 2008 decreased compared to the third quarter of 2007, due to declines in both the gas and construction services segments.  Basic loss per share was $0.38 in the third quarter of 2008 compared to a per share loss of $0.22 in the same period of 2007.

Gas operations highlights include the following:
•	Operating margin increased $1.5 million, or 1 percent, from the prior period as customer growth levels continue to moderate
•	Net financing costs decreased $1.5 million between periods
•	Other income declined $5 million between periods primarily due to negative returns on long-term investments (COLI)
•	Southwest’s project to expand its use of electronic meter reading technology is substantially complete
•	Uncontested settlement reached in California rate cases (pending California Public Utilities Commission (“CPUC”) approval)
•	Southwest’s liquidity position remains strong

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2008

Moderating Customer Growth.  During the twelve months ended September 30, 2008, Southwest completed 39,000 first-time meter sets.  These meter sets led to 19,000 additional active meters during the same time frame (11,000 in Arizona, 7,000 in Nevada, and 1,000 in California).  The difference between first-time meter sets and incremental active meters indicates a significant inventory of unoccupied homes.  The risks/costs of having non-performing assets associated with new homes are mitigated by Southwest’s practice of taking construction advances from builders on most new construction.  These advances are not returned until new homes are occupied.  Once housing supply and demand come back into balance, Southwest expects to experience a correction in which customer additions exceed first-time meter sets.  Although management cannot predict the timing of the turn around, it is likely to occur over an extended (multi-year) time horizon.

Company-Owned Life Insurance (“COLI”).  Southwest has life insurance policies on members of management and other key employees to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans.  The COLI policies have a combined net death benefit value of approximately $138 million at September 30, 2008.  The net cash surrender value of these policies (which is the cash amount the Company would receive if it voluntarily terminated the policies) is approximately $52 million at September 30, 2008 and is included in the caption “Other property and investments” on the balance sheet.  In the three, nine, and twelve months ended September 30, 2008, the Company recognized declines in the cash surrender values of the COLI policies, as compared to the same periods of 2007, of $4.1 million, $8.5 million, and $10.8 million, respectively, which was reflected in Other income (deductions).  Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds.  Therefore, the changes in the cash surrender value components of COLI policies as they progress towards the ultimate death benefits are also recorded without tax consequences.  Currently, the Company intends to hold the COLI policies for their duration and purchase additional policies as necessary.

Meter Reading Project.  In 2006, Southwest initiated a project to expand its use of electronic meter reading technology.  The efficiencies to be gained from this project more than offset the investment in infrastructure.  This technology eliminates the need to gain physical access to meters in order to obtain monthly meter readings, thereby reducing the time associated with each meter read while improving their accuracy.  At September 30, 2008, the electronic meter reading project was substantially complete as over 99 percent of Southwest customers’ meters were being read electronically.

Liquidity.  Southwest has a $300 million credit facility maturing in May 2012, $150 million of which supports ongoing working capital needs.  The facility is composed of eight major banking institutions.  Historically, usage of the facility has been low and concentrated in the first half of the winter heating period when gas purchases require temporary financing.  In addition, Southwest has no significant debt maturities prior to February 2011.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2008

Results of Natural Gas Operations

Quarterly Analysis
	Three Months Ended
	September 30,
	2008	2007
	(Thousands of dollars)
Gas operating revenues	$268,450	$274,748
Net cost of gas sold	134,030	141,825
Operating margin	134,420	132,923
Operations and maintenance expense	87,489	83,222
Depreciation and amortization	41,623	39,774
Taxes other than income taxes	8,103	7,848
Operating income (loss)	(2,795)	2,079
Other income (expense)	(4,548)	478
Net interest deductions	20,521	22,003
Net interest deductions on subordinated debentures	1,933	1,932
Income (loss) before income taxes	(29,797)	(21,378)
Income tax expense (benefit)	(10,119)	(8,515)
Contribution to consolidated net income (loss)	$(19,678)	$(12,863)

Natural gas operations recorded a loss of $19.7 million in the third quarter of 2008 compared to a loss of $12.9 million in the same period of 2007.  Other income declined and operating expenses increased between the periods, partially offset by a modest increase in operating margin and lower net financing costs.

Operating margin increased $1.5 million, or one percent, in the third quarter of 2008 compared to the third quarter of 2007.  Customer growth contributed $1 million toward the operating margin increase as the Company added 19,000 customers during the last twelve months, an increase of one percent.  Rate changes accounted for the remainder of the increase.

Operations and maintenance expense increased $4.3 million, or five percent, primarily due to general cost increases.

Depreciation expense increased $1.8 million, or five percent, as a result of construction activities.  Average gas plant in service for the current period increased $238 million, or six percent, compared to the corresponding period a year ago. The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate customer growth.

Other income (expense), which principally includes interest income, long-term investment returns, and non-utility expenses, decreased $5 million between periods.  This was primarily due to negative returns on long-term investments (COLI) in the current quarter ($3.7 million) compared to positive returns in the prior year’s quarter ($355,000).

Net financing costs decreased $1.5 million between periods primarily due to a reduction in outstanding debt.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2008

Nine-Month Analysis
	Nine Months Ended
	September 30,
	2008	2007
	(Thousands of dollars)
Gas operating revenues	$1,362,753	$1,345,996
Net cost of gas sold	839,309	834,453
Operating margin	523,444	511,543
Operations and maintenance expense	256,298	250,847
Depreciation and amortization	123,565	117,380
Taxes other than income taxes	27,913	28,253
Operating income	115,668	115,063
Other income (expense)	(6,710)	5,502
Net interest deductions	62,811	64,466
Net interest deductions on subordinated debentures	5,797	5,795
Income before income taxes	40,350	50,304
Income tax expense	15,602	17,394
Contribution to consolidated net income	$24,748	$32,910

Contribution from natural gas operations decreased $8.2 million during the nine-month period of 2008 compared to the same period a year ago.  The decrease in contribution was primarily caused by a decline in other income, which offset a slight improvement in operating income and lower financing costs.

Operating margin increased approximately $12 million, or two percent, during the nine-month period of 2008 compared to the same period in 2007.  New customers contributed an incremental $5 million in operating margin during the current period.  Rate relief in California resulted in a net $2 million increase in operating margin.  Differences in heating demand primarily caused by weather variations between periods resulted in a $5 million margin increase as the current period experienced somewhat cooler temperatures while the prior period was slightly warmer-than-normal.

Operations and maintenance expense increased $5.5 million, or two percent, principally due to the impact of general cost increases.  Labor efficiencies, primarily from the conversion to electronic meter reading, mitigated the increase in operations and maintenance expense.

Depreciation expense increased $6.2 million, or five percent, as a result of construction activities.  Average gas plant in service increased $247 million, or six percent, as compared to the same period of 2007.  The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system to accommodate customer growth.

Other income (expense), which principally includes interest income, long-term investment returns, and non-utility expenses, declined $12.2 million during the nine-month period of 2008 compared to the same period in 2007.  This was primarily due to negative returns on long-term investments (COLI) in the current period ($6.3 million) compared to positive returns in the prior year’s period ($2.2 million) and a $1.8 million reduction in interest income primarily due to the full recovery of previously deferred purchased gas cost receivables.

Net financing costs decreased $1.7 million between periods primarily due to a reduction in outstanding debt.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2008

Twelve-Month Analysis
	Twelve Months Ended
	September 30,
	2008	2007
	(Thousands of dollars)
Gas operating revenues	$1,831,523	$1,838,039
Net cost of gas sold	1,091,050	1,107,594
Operating margin	740,473	730,445
Operations and maintenance expense	336,659	336,934
Depreciation and amortization	163,275	155,022
Taxes other than income taxes	37,213	37,495
Operating income	203,326	200,994
Other income (expense)	(7,362)	8,984
Net interest deductions	84,781	86,018
Net interest deductions on subordinated debentures	7,729	7,726
Income before income taxes	103,454	116,234
Income tax expense	39,122	40,157
Contribution to consolidated net income	$64,332	$76,077

Contribution to consolidated net income from natural gas operations decreased $11.7 million in the current twelve-month period compared to the same period a year ago. The decline in contribution was primarily caused by lower other income.

Operating margin increased $10 million, or one percent, between periods.  Customer growth contributed $8 million while rate changes accounted for $2 million of the increase.  Warmer-than-normal temperatures were experienced during both twelve-month periods (each with estimated negative impacts to operating margin of approximately $7 million), resulting in no incremental impact between the periods.

Operations and maintenance expense was essentially unchanged between periods.  Labor efficiencies, primarily from the conversion to electronic meter reading, mitigated general cost increases.

Depreciation expense increased $8.3 million, or five percent, as a result of additional plant in service.  Average gas plant in service for the current twelve-month period increased $257 million, or seven percent, compared to the corresponding period a year ago.  This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate customer growth.

Other income decreased $16.3 million between periods.  This was primarily due to negative returns on long-term investments (COLI) in the current twelve-month period ($7.3 million) compared to positive returns in the prior year’s twelve-month period ($3.5 million) and lower interest income ($2.4 million) primarily due to the full recovery of previously deferred purchased gas cost receivables.

Net financing costs decreased $1.2 million between periods primarily due to lower average debt outstanding.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2008

Results of Construction Services

Contribution to consolidated net income for the three, nine, and twelve months ended September 30, 2008 decreased $553,000, $2.2 million, and $2.2 million, respectively, compared to the corresponding periods in 2007.  Quarterly results declined primarily due to lower profit margins on new construction work in the majority of NPL’s operating areas and increased costs for fuel, fuel-related products and services, and subcontractors.  While revenues increased as a result of several large replacement projects, operating results decreased in the nine-month period of 2008 as compared to the same period in 2007 primarily due to lower profit margins on new construction work, unfavorable weather conditions in the first quarter of 2008, increased costs for fuel and fuel-related products and services, and a reduction in the volume of work with existing customers.  The decrease in the current twelve-month period when compared to the same period in the prior year was due primarily to unfavorable weather conditions during the first quarter of 2008 and a reduction in the volume of new construction work resulting from the general slow down in the new housing market.  Increased costs for fuel and fuel-related products and services also contributed to the decrease.

Rates and Regulatory Proceedings

Arizona General Rate Case.  Southwest filed a general rate application with the Arizona Corporation Commission (“ACC”) in the third quarter of 2007 requesting an increase in authorized operating revenues of $50.2 million.  The request is due to increases in Southwest’s operating costs (including inflationary increases to labor and benefits), investments in infrastructure, and increased costs of capital.  Southwest is requesting a return on rate base of 9.45 percent and a return on equity of 11.25 percent.

In addition, declining average residential usage has hindered Southwest’s ability to earn the returns previously authorized by the ACC.  A rate structure that would encourage energy efficiency and also shield Southwest and its customers from weather-related volatility has also been proposed.  Included in the new rate design proposal are a revenue decoupling mechanism that would separate the recovery of fixed costs from volumetric usage and a weather normalization mechanism that would protect customers from higher bills in extreme cold weather and protect Southwest from cost under-recoveries in unseasonably warm weather.  Southwest requested an increase of $3.10 in the monthly residential basic service charge.

In April 2008, the two primary intervening parties in the case, the ACC Staff and the Residential Utility Consumer Office, filed testimony in the case.  Both parties have separately advocated revenue increases which approximate 60 percent of the filed for amount, primarily through increases in basic service charges, although their positions on a number of matters differ.  In addition, neither party supports all of Southwest's proposed rate design changes or the revenue decoupling/weather normalization mechanisms, both of which Southwest deems important components of its rate filing if greater margin stability (for both Southwest and its customers) is to be achieved. Hearings concluded in June 2008, with a decision expected in the fourth quarter of 2008.  Management cannot predict the amount or timing of rate relief ultimately granted, or whether the ACC will adopt any of the new rate design proposals.  The last general rate increase received in Arizona was effective in March 2006.

California Attrition Filing.  In October 2007, Southwest made its 2008 annual attrition filing with the CPUC requesting a $2 million increase in operating margin.  The increase in customer rates was approved and became effective January 2008.

California General Rate Cases.  Southwest filed general rate applications with the CPUC in December 2007 requesting an increase in authorized operating revenues of $9.1 million in its southern California, northern California, and South Lake Tahoe rate jurisdictions with a proposed effective date of January 2009.  The request was made due to increases in Southwest’s operating costs, investments in infrastructure, and the increased costs of capital.  As part of the filing, Southwest also requested that the authorized levels of margin revert to being recognized on a seasonally adjusted basis rather than in equal monthly amounts throughout the year to better reflect the seasonal nature of Southwest’s revenue stream.  In addition to the margin balancing mechanism that has been in place since the last general rate case, this filing proposed a Post Test Year (“PTY”) ratemaking mechanism for the period 2010 through 2013.  The PTY mechanism was designed to recognize the effects of inflation and certain capital expenditures between general rate cases.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2008

In October 2008, after resolving all issues in the proceeding with intervening parties, Southwest filed an uncontested settlement with the CPUC.  If approved by the CPUC, the Company will realize an increase in operating margin of $2.8 million for 2009, with an additional $9.7 million in PTY increases for the period 2010 through 2013.  In addition, lower approved depreciation rates will result in depreciation expense reductions of approximately $3 million in 2009 as compared to current depreciation levels.  Under the settlement, the return on common equity would be 10.5 percent.  Southwest expects a final decision during the fourth quarter of 2008, with new rates effective January 2009.

PGA Filings

All of Southwest's state regulatory commissions have regulations that permit Southwest to track and recover its actual costs of purchased gas.  Deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses.  Timing differences between changes in PGA rates and the recovery/payment of PGA balances result in over- and under-collections.  At September 30, 2008, over-collections in Arizona, Nevada, and California resulted in a liability of $33.7 million on the Company’s balance sheet.  In May 2008, a temporary surcharge that had been in place in Arizona since February 2006 to help accelerate the recovery of an under-collected balance was removed.  PGA filings are subject to audit by state regulatory commissions.  PGA rate changes impact cash flows but have no direct impact on profit margin.

As of September 30, 2008, December 31, 2007, and September 30, 2007, Southwest had the following outstanding PGA balances receivable/(payable) (millions of dollars):

	September 30, 2008	December 31, 2007	September 30, 2007
Arizona	$(6.9)	$33.9	$31.2
Northern Nevada	(5.4)	(9.2)	(10.1)
Southern Nevada	(17.0)	(36.7)	(31.9)
California	(4.4)	(0.1)	(5.3)
	$(33.7)	$(12.1)	$(16.1)

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

Gas Segment Construction Expenditures and Financing

Southwest continues to experience customer growth, albeit at a slower pace than in the recent past.  This growth has required significant capital outlays primarily to extend and reinforce its distribution systems.  During the twelve-month period ended September 30, 2008, construction expenditures for the natural gas operations segment were $282 million.  Approximately 70 percent of these current-period expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant.  During the twelve months ended September 30, 2008, cash flows from operating activities of Southwest were $273 million and provided approximately 85 percent of construction expenditures and dividend requirements.  Other necessary funding was provided by external financing activities, existing credit facilities, and refundable construction advances.  During the three, nine, and twelve months ended September 30, 2008, Southwest partially offset capital outlays by collecting approximately $6 million, $20 million, and $27 million, respectively, in net advances and contributions from customers and third-party contractors.  At September 30, 2008, the balance of refundable construction advances was $91 million.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2008

At December 31, 2007, Southwest initially estimated that construction expenditures during the three-year period ending December 31, 2010 would be approximately $850 million.  Based on current economic and growth indicators, the actual amount will likely be five to eight percent less than originally estimated.  During the three-year period ended December 31, 2010, cash flows from operating activities are still estimated to fund over 80 percent of the gas operations total construction expenditures and dividend requirements.  Southwest also had $25 million in long-term debt maturities over the three-year period (related to debt that matured in September 2008 and was redeemed as planned).  During this time frame, the Company initially expected to raise $70 million to $80 million from its various common stock programs; however, these issuances will also likely decline based on the expected reduction in construction expenditures.  Any remaining cash requirements are expected to be provided by existing credit facilities and/or other external financing sources.  The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest service areas, and earnings.  These external sources may include the issuance of both debt and equity securities, bank and other short-term borrowings, customer contributions and advances, and other forms of financing.

During the nine months ended September 30, 2008, the Company issued approximately 906,000 additional shares of common stock through the DRSPP, Employee Investment Plan, Management Incentive Plan, and Stock Incentive Plan, raising approximately $26 million.  No shares have been issued through the ESP in 2008 and the Company does not anticipate issuing additional shares under this plan.  The $16.7 million of remaining capacity under the ESP is expected to expire unused in March 2009.

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

Dividend Policy

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

Liquidity

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash to meet its cash requirements.  Several general factors that could significantly affect liquidity in future years include inflation, growth in Southwest’s service territories, changes in the ratemaking policies of regulatory commissions, interest rates, variability of natural gas prices, ability to access the capital markets, changes in income tax laws, and the level of Company earnings.  Of these factors natural gas prices and related gas cost recovery rates have historically had the most significant impact on Company liquidity.

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

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2008

On an interim basis, Southwest generally defers over- or under-collections of gas costs to PGA balancing accounts.  In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect.  At September 30, 2008, the balances in PGA accounts totaled an over-collection of $33.7 million versus an over-collection of $16.1 million at September 30, 2007.  Southwest anticipates remaining in an over-collected position on a total Company basis through year end.

To balance daily working capital needs, including temporarily financing natural gas purchases, Southwest has the ability to draw on its $300 million credit facility.  Southwest has designated $150 million of the facility as long-term debt and the remaining $150 million for working capital purposes.  Southwest currently believes the $150 million designated for working capital purposes is adequate to meet liquidity needs.  At September 30, 2008, $101 million was outstanding on the long-term portion and no borrowings were outstanding on the short-term portion of the credit facility.  The credit facility is supported by eight major banking institutions and matures in May 2012.

The following table sets forth the ratios of earnings to fixed charges for the Company.  Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	September 30,	December 31,
	2008	2007

Ratio of earnings to fixed charges	2.14	2.25

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and amortized debt costs.

IDRB Supporting Credit Arrangements

In September 2008, the Company issued $50 million in Clark County, Nevada variable-rate 2008 Series A Industrial Development Revenue Bonds (“IDRBs”), due 2038.  The 2008 Series A IDRBs are supported by a letter of credit with JPMorgan Chase Bank.  The proceeds from the 2008 Series A IDRBs were used by the Company to redeem its $50 million 2003 Series B variable-rate IDRBs.  From 2003 through September 2008, the Company had utilized an insurance policy from Ambac Assurance Corporation (“Ambac”) to support its $50 million 2003 Series B variable-rate IDRBs.  The 2003 Series B were designed to be repriced weekly in an auction market.  Since mid-February 2008, the 2003 Series B weekly auctions had failed amid the uncertainty surrounding bond insurers.  In June 2008, Standard & Poor’s and Moody’s Investors Service, the two largest ratings companies, downgraded Ambac and assigned a “negative” outlook to the new rating.  This resulted in the Company’s 2003 Series B being downgraded from a AAA rating to a AA rating.  As a result of the failed auctions and the ratings downgrade, the Company had been required to price the 2003 Series B at a predetermined maximum auction-rate (200 percent of the one-month LIBOR rate at the time of redemption).

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”).  All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions.  The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar words and expressions are generally used and intended to identify forward-looking statements.  For example, statements regarding operating margin earned, customer growth, the composition of our customer base, the anticipated efficiencies from the use of electronic meter reading technology, risks and costs associated with having non-performing assets associated with new homes, timing of improvements in the housing market, timing for completion of estimated future construction expenditures, forecasted operating cash flows, funding sources of

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2008

cash requirements, sufficiency of working capital, ability to raise funds and receive external financing, the amount and form of any such financing, liquidity and statements regarding estimated bonus depreciation deductions, equity issuances related to our ESP and construction expenditures, the recovery of under recovered PGA balances, the impact of the application of certain accounting standards, certain tax benefits from the Economic Stimulus Act of 2008, the impact of certain legal proceedings, and the timing and results of future rate hearings and approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements.  These factors include, but are not limited to, the impact of weather variations on customer usage, customer growth rates, conditions in the housing market, the effects of a possible U.S. economic recession, interest rates, our ability to recover costs through our PGA mechanisms, the effects of regulation/deregulation, the timing and amount of rate relief, changes in rate design, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on the availability of financing and financing costs, the impact of stock market volatility, rating agency actions, changes in construction expenditures and financing, renewal of franchises, easements and rights-of-way, changes in operations and maintenance expenses, effects of accounting changes, future liability claims, changes in pipeline capacity for the transportation of gas and related costs, acquisitions and management’s plans related thereto, competition, and our ability to raise capital in external financings.  In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing, operations and maintenance expenses will continue in future periods.  For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Based on the most recent evaluation, as of September 30, 2008, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2008

There have been no changes in the Company’s internal controls over financial reporting during the third quarter of 2008 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.  Southwest implemented a new asset management accounting system related to its property, plant, and equipment records during the fourth quarter of 2008.  Testing of the internal controls surrounding the system implementation process has been conducted by management.  Operating effectiveness of related key controls will be evaluated in the fourth quarter of 2008.

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

ITEMS 1A. through 5.     None.

ITEM 6.                  EXHIBITS

The following documents are filed as part of this report on Form 10-Q:

Exhibit 3(ii).01	-	Amended Bylaws of Southwest Gas Corporation.
Exhibit 3(ii).02	-	Amended Bylaws of Southwest Gas Corporation.
Exhibit 10.01	-	IDRB Series 2003 Clark County Indenture.
Exhibit 10.02	-	IDRB Series 2008 Clark County Indenture.
Exhibit 10.03	-	IDRB Series 2008 Clark County Financing Agreement.
Exhibit 12.01	-	Computation of Ratios of Earnings to Fixed Charges.
Exhibit 31.01	-	Section 302 Certifications.
Exhibit 32.01	-	Section 906 Certifications.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: November 6, 2008

/s/ Roy R. Centrella
Roy R. Centrella
Vice President/Controller and Chief Accounting Officer