Form 10-K
period 2008-12-31
SOUTHWEST GAS CORP
filed 2009-02-27
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number 1-7850

SOUTHWEST GAS CORPORATION

(Exact name of registrant as specified in its charter)

California	88-0085720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5241 Spring Mountain Road Post Office Box 98510 Las Vegas, Nevada	89193-8510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 876-7237

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value 7.70% Preferred Trust Securities	New York Stock Exchange, Inc. New York Stock Exchange, Inc.

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

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant:

$1,292,130,998 as of June 30, 2008

The number of shares outstanding of common stock:

Common Stock, $1 Par Value, 44,436,610 shares as of February 17, 2009

DOCUMENTS INCORPORATED BY REFERENCE

Description	Part Into Which Incorporated
Annual Report to Shareholders for the Year Ended December 31, 2008	Parts I, II, and IV
2009 Proxy Statement	Part III

PART I

Item 1.	BUSINESS

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

NPL Construction Co. (“NPL” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.

Financial information concerning the Company’s business segments is included in Note 13 of the Notes to Consolidated Financial Statements, which is included in the 2008 Annual Report to Shareholders and is incorporated herein by reference.

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

As of December 31, 2008, Southwest purchased and distributed or transported natural gas to 1,819,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. The southwestern United States has historically been one of the highest growth regions of the country. However, the customer growth levels experienced in recent years have greatly diminished due to the overall slowdown in the new housing market and idle/vacant homes due to foreclosures and challenging economic conditions. First-time meter sets of 33,000 were substantially offset by temporarily vacated homes. There were 6,000 net new customers added to the system during 2008, an increase of less than one-half of one percent. Given the current housing and economic downturn, management expects customer growth will approximate one percent in the near term. Management cannot predict the timing of when currently idle and vacant homes will return to service, or when customer growth levels will improve, but it is likely to occur over an extended (multi-year) time horizon.

The table below lists the percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

	Distribution
For the Year Ended	Residential and Small Commercial	Other Sales Customers	Transportation
December 31, 2008	86%	5%	9%
December 31, 2007	86%	5%	9%
December 31, 2006	85%	6%	9%

Southwest is not dependent on any one or a few customers such that the loss of any one or several would have a significant adverse impact on earnings or cash flows.

Transportation of customer-secured gas to end-users accounted for 48 percent of total system throughput in 2008. Customers who utilized this service transported 116 million dekatherms in 2008, 113 million dekatherms in 2007, and 118 million dekatherms in 2006. Although these volumes are significant, these customers provided a much smaller proportionate share of operating margin.

The demand for natural gas is seasonal. Variability in weather from normal temperatures can materially impact results of operations. It is the opinion of management that comparisons of earnings for interim periods do not reliably reflect overall trends and changes in operations. Also, earnings for interim periods can be significantly affected by the timing of general rate relief.

Rates and Regulation

Rates that Southwest is authorized to charge its distribution system customers are determined by the ACC, PUCN, and CPUC in general rate cases and are derived using rate base, cost of service, and cost of capital experienced in a historical test year, as adjusted in Arizona and Nevada, and projected for a future test year in California. The FERC regulates the northern Nevada transmission and liquefied natural gas (“LNG”) storage facilities of Paiute Pipeline Company (“Paiute”), a wholly owned subsidiary, and the rates it charges for transportation of gas directly to certain end-users and to various local distribution companies (“LDCs”). The LDCs transporting on the Paiute system are: NV Energy (formerly Sierra Pacific Power Company) (serving Reno and Sparks, Nevada) and Southwest Gas Corporation (serving Truckee, South Lake Tahoe and North Lake Tahoe, California and various locations throughout northern Nevada).

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

In California, CPUC regulations allow Southwest to separate or “decouple” the recovery of operating margin from natural gas consumption. During 2008, the PUCN adopted rules to implement legislation which allows for full margin decoupling. Southwest can file to decouple rates in Nevada in conjunction with its next general rate case.

Rate schedules in all service areas contain deferred energy or purchased gas adjustment provisions, which allow Southwest to file for rate adjustments as the cost of purchased gas changes. Deferred energy and purchased gas adjustment (collectively “PGA”) rate changes affect cash flows, but have no direct impact on profit margin. Filings to change rates in accordance with PGA clauses are subject to audit by the appropriate state regulatory commission staff.

Information with respect to recent general rate cases and PGA filings is included in the Rates and Regulatory Proceedings section of Management’s Discussion and Analysis (“MD&A”) in the 2008 Annual Report to Shareholders.

The table below lists recent docketed general rate filings and the status of such filing within each ratemaking area:

Ratemaking Area	Type of Filing	Month Filed	Month Final Rates Effective
Arizona	General rate case	August 2007	December 2008
California:
Northern and Southern	Annual attrition	October 2007	January 2008
Northern and Southern	General rate case	December 2007	January 2009
Nevada:
Northern and Southern	General rate case	March 2004	September 2004
FERC:
Paiute	General rate case	January 2005	August 2005
Paiute	General rate case	February 2009	Pending

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

The primary objective of Southwest in acquiring gas supply is to ensure that adequate supplies of natural gas are available from reliable sources at the best cost. Gas is acquired from a wide variety of sources and a mix of purchase provisions, including spot market purchases and firm supplies with a variety of terms. During 2008, Southwest acquired natural gas from 46 suppliers. Southwest regularly monitors the number of suppliers, their quality and their relative contribution to the overall customer supply portfolio. New suppliers are contracted whenever possible, and solicitations for supplies are extended to the largest practicable list of suppliers. Competitive pricing, flexibility in meeting Southwest’s requirements, and aggressive participation by suppliers who have demonstrated reliability of service are key to their inclusion in the annual portfolio mix. The goal of this practice is to mitigate the risk of nonperformance by any one supplier and ensure competitive prices for customer supplies.

Balancing reliable supply assurances with the associated costs results in a continually changing mix of purchase provisions within the supply portfolios. To address the unique requirements of its various market areas, Southwest assembles and administers a separate natural gas supply portfolio for each of its jurisdictional areas. Firm and spot market natural gas purchases are made in a competitive bid environment. Southwest has experienced price volatility over the past five years, as the weighted-average delivered cost of natural gas has ranged from a low of $5.70 per dekatherm in 2004 to a high of $8.40 per dekatherm in 2008. Price volatility is expected to continue throughout 2009.

To mitigate customer exposure to market price volatility, Southwest seeks to fix the cost of approximately 50 percent of its forecasted annual normal-weather volume requirement, primarily using firm, fixed-price purchasing arrangements that are secured periodically throughout the year. For the 2008/2009 heating season, fixed-price contracts ranged in price from approximately $6 to $13 per dekatherm. Natural gas purchases not covered by fixed-price contracts are made under variable-price contracts with firm quantities and on the spot market. Prices for these contracts are not known until the month of purchase.

The firm, fixed-price arrangements are structured such that a stated volume of gas is required to be scheduled by Southwest and delivered by the supplier. If the gas is not needed by Southwest or cannot be procured by the supplier, the contract provides for fixed or market-based penalties to be paid by the non-performing party.

In 2008, Southwest implemented a hedging program utilizing standalone derivative instruments to supplement its current price volatility mitigation program. This hedging program is currently utilized in both Arizona and Nevada. The combination of fixed-price contracts and derivative instruments is designed to increase flexibility for Southwest and increase supplier diversification. The costs of such derivative financial instruments are recovered from customers through the PGA mechanisms.

Storage availability can influence the average annual price of gas, as storage allows a company to purchase natural gas in larger quantities during the off-peak season and store it for use in high demand periods when prices may be greater or supplies/capacity tighter. Southwest currently has no storage availability in its Arizona or southern Nevada rate jurisdictions. Limited storage availability exists in southern and northern California and northern Nevada. A contract with Southern California Gas Company is intended for delivery only within Southwest’s southern California rate jurisdiction. In addition, a contract with Paiute for its LNG facility allows for peaking capability only in northern Nevada and northern California. Gas is purchased for injection during the off-peak period for use in the high demand months, but is limited in its impact on the overall price. Southwest also has interruptible storage contracts with Northwest Pipeline Corporation (“NWPL”) for the northern Nevada and northern California rate jurisdictions. NWPL has the discretion to limit Southwest’s ability to inject or withdraw from this interruptible storage. As such, this storage provides limited operational flexibility to adjust daily flowing supplies to meet demand, as permitted by conditions on NWPL’s system, and has limited impact on the overall price of gas supplies.

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

Southwest arranges for transportation of gas to its Arizona, Nevada, and California service territories through the pipeline systems of El Paso Natural Gas Company (“El Paso”), Kern River Gas Transmission Company (“Kern River”), Transwestern Pipeline Company (“Transwestern”), NWPL, Tuscarora Gas Pipeline Company (“Tuscarora”), Southern California Gas Company, and Paiute. Transwestern is constructing an additional interstate pipeline (that is expected to be completed in 2009) with the ability to serve a portion of Southwest’s Arizona service territory. Supply and pipeline capacity availability on both short- and long-term bases is regularly monitored by Southwest to ensure the reliability of service to its customers. Southwest currently receives firm transportation service, both on a short- and long-term basis, for all of its service territories on the pipeline systems noted above and also has interruptible contracts in place that allow additional capacity to be acquired.

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

Competition

Electric utilities are the principal competitors of Southwest for the residential and small commercial markets throughout its service areas. Competition for space heating, general household, and small commercial energy needs generally occurs at the initial installation phase when the customer/builder typically makes the decision as to which type of equipment to install and operate. The customer will generally continue to use the chosen energy source for the life of the equipment. Southwest interfaces directly with the various home builders and commercial property developers in its service territories to ensure that natural gas appliances are considered in new developments and commercial centers. As a result of its efforts, Southwest has experienced continued growth among the residential and small commercial customer classes.

Unlike residential and small commercial customers, certain large commercial, industrial, and electric generation customers have the capability to switch to alternative energy sources. To date, Southwest has been successful in retaining most of these customers by setting rates at levels competitive with commercially available alternative energy sources such as electricity, fuel oils, and coal. However, high natural gas prices can impact Southwest’s ability to retain some of these customers. Overall, management does not anticipate any material adverse impact on operating margin from fuel switching by these large customers.

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

Employees

At December 31, 2008, the natural gas operations segment had 2,447 regular full-time equivalent employees. Southwest believes it has a good relationship with its employees and that compensation, benefits, and working conditions afforded its employees are comparable to those generally found in the utility industry. No employees are represented by a union.

CONSTRUCTION SERVICES

NPL is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems. NPL contracts primarily with LDCs to install, repair, and maintain energy distribution systems from the town border station to the end-user. The primary focus of business operations is main and service replacement as well as new business installations. Construction work varies from relatively small projects to the piping of entire communities. Construction activity is seasonal in most areas. Peak construction periods are the summer and fall months in colder climate areas, such as the Midwest. In the warmer climate areas, such as the southwestern United States, construction continues year round. Construction activity is also cyclical and can be significantly impacted by changes in general and local economic conditions, including interest rates, the housing market, employment levels, job growth, equipment resale market, and local and federal tax rates. The continued slowdown in construction activities observed in regional and national markets during 2007 and 2008 has negatively impacted the amount of work received under existing blanket contracts, the amount of bid work, and the equipment resale market. It is anticipated that challenging economic conditions will continue at least through 2009.

NPL business activities are often concentrated in utility service territories where existing energy lines are scheduled for replacement. An LDC will typically contract with NPL to provide pipe replacement services and new line installations. Contract terms generally specify unit-price or fixed-price arrangements. Unit-price contracts establish prices for all of the various services to be performed during the contract period. These contracts often have annual pricing reviews. During 2008, approximately 93 percent of revenue was earned under unit-price contracts. As of December 31, 2008, no significant backlog existed with respect to outstanding construction contracts.

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

Competition within the industry has traditionally been limited to several regional competitors in what has been a largely fragmented industry. Several national competitors also exist within the industry. NPL currently operates in 20 major markets nationwide. NPL’s customers are the primary LDCs in those markets. Pricing is the primary method of competition in NPL’s markets. NPL’s safety record and the quality of its work product are additional factors that play significant roles in obtaining contract awards and/or retaining existing contracts. NPL’s reputation for safety and quality of work can allow it to obtain “best cost” versus “low cost” bids, which can enhance its profitability. During 2008, NPL served 63 customers, with Southwest accounting for approximately 18 percent of NPL revenues. Four other customers in total accounted for approximately 37 percent of revenue. No other customer had a relatively significant contribution to NPL revenues.

Employment fluctuates between seasonal construction periods, which are normally heaviest in the summer and fall months. At December 31, 2008, NPL had 2,285 regular full-time equivalent employees. Employment peaked in August 2008 when there were 2,654 employees. Most employees are represented by unions and are covered by collective bargaining agreements, which is typical of the utility construction industry.

Operations are conducted from 18 field locations with corporate headquarters located in Phoenix, Arizona. Buildings are normally leased from third parties. The lease terms are typically five years or less. Field location facilities consist of a small building for repairs and land to store equipment.

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

Although we are not able to predict all factors that may affect future results, described below (and in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of this report) are some of the risk factors we have identified that may have a negative impact on our future financial performance or affect whether we achieve the goals or expectations expressed or implied in any forward-looking statements contained herein. Unless indicated otherwise, references below to “we,” “us” and “our” should be read to refer to Southwest Gas Corporation and its subsidiaries.

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

Rate schedules in each of our service territories contain purchased gas adjustment clauses which permit us to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. We have used short-term borrowings in the past to temporarily finance increases in purchased gas costs, and we expect to do so during 2009, if the need again arises.

We may file requests for rate increases to cover the rise in the cost of purchased gas. Due to the nature of the regulatory process, there is a risk of a disallowance of full recovery of these costs during any period in which there has been a substantial run-up of these costs or our costs are more volatile. Any disallowance of purchased gas costs would reduce cash flow and earnings.

Our operating results may be adversely impacted by a prolonged economic downturn.

The current housing crisis and economic slowdown in the United States, and particularly in our service areas, have resulted in a marked decline in the new housing market and increases in the inventory of idle/vacant homes. If these trends continue, our financial condition, results of operations, and cash flows could be adversely affected.

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

We are unable to predict what types of conditions might be imposed on Southwest or what types of determinations might be made in pending or future regulatory proceedings or investigations. We nevertheless believe that it is not uncommon for conditions to be imposed in regulatory proceedings, for Southwest to agree to conditions as part of a settlement of a regulatory proceeding, or for determinations to be made in regulatory investigations that reduce our earnings and liquidity. For example, we may request recovery of a particular operating expense in a general rate case filing that a regulator disallows, negatively impacting our earnings if the expense continues to be incurred.

Our earnings are greatly affected by variations in temperature during the winter heating season.

The demand for natural gas is seasonal and is greatly affected by temperature. Variability in weather from normal temperatures can materially impact results of operations, particularly in our Arizona service territories where rates are highly leveraged. On cold days, use of gas by residential and commercial customers can be six times greater than on warm days because of the increased use of gas for space heating. In addition, customer conservation resulting from improved building practices, appliance efficiencies, and difficult economic conditions can reduce customer consumption. Weather and conservation efforts have been and continue to be dominant factors in our financial performance.

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

Our earnings may be materially reduced due to decreases in the cash surrender value of our company-owned life insurance policies during periods in which stock market declines are significant.

We have life insurance policies with a net death benefit value of approximately $137 million, on members of management and other key employees to indemnify ourselves against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The net cash surrender value of these policies (which is the cash amount we would receive if we voluntarily terminated the policies) is approximately $47 million at December 31, 2008 and is included in the caption “Other property and investments” on the balance sheet. Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, the cash surrender value (but not the net death benefits) moves up and down consistent with the movements in the broader stock and bond markets. During 2008, we recognized a net decline in the cash surrender values of our company-owned life insurance policies of $12 million which was reflected in Other income (deductions). Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, the changes in the cash surrender value components of company-owned life insurance policies as they progress towards the ultimate death benefits are also recorded without tax consequences. Currently, we intend to hold the company-owned life insurance policies for their duration and purchase additional policies as necessary. Changes in the cash surrender value of company-owned life insurance policies affect our earnings but not our cash flows.

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

We maintain liability insurance for some, but not all, risks associated with the operation of our natural gas pipelines and facilities. In connection with these liability insurance policies, we are responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. Our current insurance contracts limit the self-insured retention to $1 million per incident plus payment of the first $5 million in aggregate claims above $1 million. We cannot predict the likelihood that any future event will occur which will result in a claim exceeding $1 million; however, a large claim for which we were deemed liable would reduce our earnings.

We rely on having access to interstate pipelines’ transportation capacity. If these pipelines were not available, it could impact our ability to meet our customers’ full requirements.

We must acquire both sufficient natural gas supplies and interstate pipeline capacity to meet customer requirements. We must contract for reliable and adequate delivery capacity for our distribution system, while considering the dynamics of the interstate pipeline capacity market, our own in-system resources, as well as the characteristics of our customer base. Interruptions to or reductions of interstate pipeline service caused by physical constraints, excessive customer usage or other force majeure could reduce our normal supply of gas, particularly in our Arizona service territories where we are currently wholly dependent upon the El Paso pipeline system. Transwestern Pipeline is constructing an additional interstate pipeline (that is expected to be completed in 2009) with the ability to serve a portion of our Arizona service territory. A prolonged interruption or reduction of interstate pipeline service in any of our jurisdictions, particularly during the winter heating season, would reduce cash flow and earnings.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The plant investment of Southwest consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators, which comprise the pipeline systems and facilities located in and around the communities served. Southwest also includes other properties such as land, buildings, furnishings, work equipment, vehicles, and software systems in plant investment. The northern Nevada and northern California properties of Southwest are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Several properties are leased by Southwest, including a portion of the corporate headquarters office complex located in Las Vegas, Nevada and the administrative offices in Phoenix, Arizona. Total gas plant, exclusive of leased property, at December 31, 2008 was $4.3 billion, including construction work in progress. It is the opinion of management that the properties of Southwest are suitable and adequate for its purposes.

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

The principal market on which the common stock of the Company is traded is the New York Stock Exchange. At February 17, 2009, there were 22,046 holders of record of common stock, and the market price of the common stock was $23.37. The quarterly market price of, and dividends on, Company common stock required by this item are included in the 2008 Annual Report to Shareholders filed as an exhibit hereto and incorporated herein by reference.

The Company’s common stock dividend policy states that common stock dividends will be paid at a prudent level within the normal dividend payout range for its respective businesses, and that dividends will be established at a level considered sustainable in order to minimize business risk and maintain a strong capital structure throughout all economic cycles. The quarterly common stock dividend declared was 20.5 cents per share throughout 2006, 21.5 cents per share throughout 2007, and 22.5 cents per share throughout 2008. In February 2009, the Board of Directors increased the quarterly dividend payout to 23.75 cents per share, effective with the June 2009 payment.

Item 6.	SELECTED FINANCIAL DATA

Information required by this item is included in the 2008 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is included in the 2008 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various forms of market risk, including commodity price risk, weather risk, and interest rate risk. The following describes the Company’s exposure to these risks.

Commodity Price Risk

In managing its natural gas supply portfolios, Southwest has historically entered into short duration (one year or less) fixed-price contracts and variable-price contracts (firm and spot). Southwest has experienced significant price volatility over the past five years as the weighted-average delivered cost of natural gas has ranged from a low of $5.70 per dekatherm in 2004 to a high of $8.40 per dekatherm in 2008. Intra-period highs and lows are much greater than the averages. Price volatility is expected to continue into 2009 and beyond.

Southwest is protected financially from commodity price risk by purchased gas adjustment (“PGA”) mechanisms in each of its jurisdictions. These mechanisms generally allow Southwest to defer over- or under-collections of gas costs to PGA balancing accounts. With regulatory approval, Southwest can either refund amounts over-collected or recoup amounts under-collected in future periods. In addition to the PGA mechanism, Southwest utilizes a volatility mitigation program to attempt to further reduce price volatility on customers. Under this program Southwest fixes the price of approximately 50 percent of its natural gas portfolio using fixed-price contracts and/or derivative instruments (fixed-for-floating swaps).

All of Southwest’s natural gas purchase practices are subject to prudence review by the various regulatory bodies in each jurisdiction. PGA changes affect cash flows and potentially short-term borrowing requirements, but do not directly impact profit margin.

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

Rate design is the primary mechanism available to Southwest to mitigate weather risk. In California, CPUC regulations allow Southwest to decouple operating margin from usage and offset weather risk. In Nevada, Southwest currently has a two-tiered declining-block rate structure which partially mitigates weather risk. In Arizona, the basic service charge is higher than in Nevada or California providing some protection against weather-risk but commodity rates are highly leveraged leaving a significant portion of operating margin subject to weather variations.

The Company continues to pursue mechanisms in Arizona and Nevada to stabilize the recovery of the Company’s fixed costs and reduce fluctuations in customers’ bills due to colder or warmer-than-normal weather.

Interest Rate Risk

Interest rate risk is the risk that changes in interest rates could adversely affect earnings or cash flows. The primary interest rate risk for the Company is the risk of increasing interest rates on variable-rate obligations. Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. In Nevada, fluctuations in interest rates on variable-rate Industrial Development Revenue Bonds (“IDRBs”) are tracked and recovered from ratepayers through an interest balancing account. As of December 31, 2008 and 2007, Southwest had $255 million and $209 million, respectively, in variable-rate debt outstanding, excluding Nevada variable-rate IDRBs. Assuming a constant outstanding balance in variable-rate debt for the next twelve months, a hypothetical one percent change in interest rates would increase or decrease interest expense for the next twelve months by approximately $2.6 million.

Other risk information is included in Item 1A. Risk Factors of this report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Southwest Gas Corporation and Notes thereto, together with the report of PricewaterhouseCoopers LLP, are included in the 2008 Annual Report to Shareholders and are incorporated herein by reference.

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

Based on the most recent evaluation, as of December 31, 2008, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

Internal Control Over Financial Reporting

The report of management of the Company required to be reported herein is incorporated by reference to the information reported in the 2008 Annual Report to Shareholders under the caption “Management’s Report on Internal Control Over Financial Reporting” on page 57.

The Attestation Report of the Independent Registered Public Accounting Firm required to be reported herein is incorporated by reference to the information reported in the 2008 Annual Report to Shareholders under the caption “Report of Independent Registered Public Accounting Firm” on page 58.

Southwest implemented a new asset management accounting system related to its property, plant, and equipment records during the fourth quarter of 2008. Testing of the internal controls surrounding the system implementation process has been conducted by management. Operating effectiveness of related key controls was evaluated in the fourth quarter of 2008. There have been no other changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2009 Proxy Statement, which by this reference is incorporated herein.

(b) Identification of Executive Officers. The name, age, position, and period position held during the last five years for each of the Executive Officers of the Company as of December 31, 2008 are as follows:

Name	Age	Position	Period Position Held
Jeffrey W. Shaw	50	Chief Executive Officer	2004-Present
		President	2004

James P. Kane	62	President	2004-Present
		Executive Vice President/Operations	2004

George C. Biehl	61	Executive Vice President/Chief Financial Officer and Corporate Secretary	2004-Present
John P. Hester	46	Senior Vice President/Regulatory Affairs & Energy Resources	2006-Present
		Vice President/Regulatory Affairs and Systems Planning	2004-2006

Edward A. Janov	54	Senior Vice President/Finance	2004-Present
		Vice President/Finance	2004

Dudley J. Sondeno	56	Senior Vice President/Chief Knowledge and
		Technology Officer	2004-Present

Roy R. Centrella	51	Vice President/Controller and Chief Accounting Officer	2004-Present

Kenneth J. Kenny	46	Vice President/Treasurer	2005-Present
		Treasurer	2004-2005

(c) Identification of Certain Significant Employees. None.

(d) Family Relationships. No Directors or Executive Officers are related either by blood, marriage, or adoption.

(e) Business Experience. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2009 Proxy Statement, which by this reference is incorporated herein. All Executive Officers have held responsible positions with the Company for at least five years as described in (b) above.

(f) Involvement in Certain Legal Proceedings. None.

(g) Promoters and Control Persons. None.

(h) Audit Committee Financial Expert. Information with respect to the financial expert of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2009 Proxy Statement, which by this reference is incorporated herein.

(i) Identification of the Audit Committee. Information with respect to the composition of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2009 Proxy Statement, which by this reference is incorporated herein.

(j) Material Changes in Director Nomination Procedures for Security Holders. None.

Section 16(a) Beneficial Ownership Reporting Compliance. The Company has adopted procedures to assist its directors and executive officers in complying with Section 16(a) of the Exchange Act, as amended, which includes assisting in the preparation of forms for filing. Based upon a review of filings with the SEC and written representations that no other reports were required, we believe that all of our directors and executive officers complied during 2008 with the reporting requirements of Section 16(a) of the Exchange Act, except for the following Form 4s:

The acquisition of Company common stock by director Thomas acquired on October 6, 2008 and reported on October 9, 2008;

The grants of restricted stock/units to directors Chestnut, Comer, Gardner, Hanneman, Kropid, Maffie, Mariucci, Melarkey, Sparks, and Wright that occurred on January 22, 2008 and reported on January 29, 2008; and

The issuance of performance shares, restricted stock/unit grants and income tax withholdings related to the conversion of performance shares to Company common stock for executive officers Biehl, Centrella, Hester, Janov, Kane, Kenny, Palacios, Shaw, Sondeno, and Sheets that occurred on January 22, 2008 and reported on January 29, 2008.

The Form 4s reporting the issuance of performance shares, restricted stock/unit grants, and income tax withholdings related to the conversion of performance shares to Company common stock are normally filed by the Company on behalf of the directors and executive officers within two days of the transactions and before the directors and executive officers are advised of the issuance, grants, and tax withholdings. In 2008, the Form 4s were filed on the fifth business day after the transactions and one day after the executive officers were notified of the transactions and two days before the restricted stock/unit grant agreements were distributed to the directors.

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

Information with respect to executive compensation is set forth under the heading “Executive Compensation” in the definitive 2009 Proxy Statement, which by this reference is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2009 Proxy Statement, which by this reference is incorporated herein.

(b) Security Ownership of Management. Information with respect to security ownership of management is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2009 Proxy Statement, which by this reference is incorporated herein.

(c) Changes in Control. None.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

At December 31, 2008, the Company had three stock-based compensation plans. With respect to the first plan, the Company previously granted options to purchase shares of common stock to key employees and outside directors. The option grants in 2006 consumed the remaining options that could be issued under the option plan and no future grants are anticipated.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
(Thousands of shares)
Equity compensation plans approved by security holders	731	$27.12	—
Equity compensation plans not approved by security holders	—	—	—

Total	731	$27.12	—

Pursuant to the terms of the management incentive plan, the Company may issue performance shares to encourage key employees to remain in its employment to achieve short-term and long-term performance goals.

Plan category	Number of securities to be issued upon vesting of performance shares	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance
(Thousands of shares)
Equity compensation plans approved by security holders	267	$31.38	415
Equity compensation plans not approved by security holders	—	—	—

Total	267	$31.38	415

Pursuant to the terms of the restricted stock/unit plan, the Company may award restricted stock and restricted stock units to attract, motivate, retain and reward key employees with incentives for high levels of individual performance and improved financial performance of the Company and to attract, motivate, and retain experienced and knowledgeable independent directors.

Plan category	Number of securities to be issued upon vesting of restricted stock units	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance
(Thousands of shares)
Equity compensation plans approved by security holders	84	$31.15	387
Equity compensation plans not approved by security holders	—	—	—

Total	84	$31.15	387

Additional information regarding the three equity compensation plans is included in Note 10 of the Notes to Consolidated Financial Statements in the 2008 Annual Report to Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions, and director independence is set forth under the heading “Governance of the Company” in the definitive 2009 Proxy Statement, which by this reference is incorporated herein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to accounting fees and services associated with PricewaterhouseCoopers LLP is set forth under the heading “Selection of Independent Registered Public Accounting Firm” in the definitive 2009 Proxy Statement, which by this reference is incorporated herein.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report on Form 10-K:

(1)	The Consolidated Financial Statements of the Company (including the Reports of Independent Accountants) required to be reported herein are incorporated by reference to the information reported in the 2008 Annual Report to Shareholders under the following captions:

(2)	All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(3)	See LIST OF EXHIBITS.

(b)	See LIST OF EXHIBITS.

LIST OF EXHIBITS

Exhibit Number	Description of Document
1.01	Sales Agency Financing Agreement, dated as of March 16, 2006, between Southwest Gas Corporation and BNY Capital Markets, Inc. Incorporated herein by reference to the report on Form 8-K dated March 16, 2006.

3(i)	Restated Articles of Incorporation, as amended. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2007.

3(ii)	Amended Bylaws of Southwest Gas Corporation. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-156420.

4.01	Indenture between City of Big Bear Lake, California, and Harris Trust and Savings Bank as Trustee, dated December 1, 1993, with respect to the issuance of $50,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation Project), 1993 Series A, due 2028. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1993.

4.02	Form of Deposit Agreement. Incorporated herein by reference to the Registration Statement on Form S-3, No. 33-55621.

4.03	Form of Depositary Receipt (attached as Exhibit A to Form of Deposit Agreement included as Exhibit 4.02 hereto). Incorporated herein by reference to the Registration Statement on Form S-3, No. 33-55621.

4.04	Indenture between the Company and Harris Trust and Savings Bank dated July 15, 1996, with respect to Debt Securities. Incorporated herein by reference to the report on Form 8-K dated July 26, 1996.

4.05	First Supplemental Indenture of the Company to Harris Trust and Savings Bank dated August 1, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to 7 1/2% and 8% Debentures, due 2006 and 2026, respectively. Incorporated herein by reference to the report on Form 8-K dated July 31, 1996.

4.06	Second Supplemental Indenture of the Company to Harris Trust and Savings Bank dated December 30, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to Medium-Term Notes. Incorporated herein by reference to the report on Form 8-K dated December 30, 1996.

4.07	Indenture between Clark County, Nevada, and Harris Trust and Savings Bank as Trustee, dated as of October 1, 1999, with respect to the issuance of $35,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation), Series 1999A and Taxable Series 1999B or convertibles of Series B (Series C and D), due 2038. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1999.

4.08	Third Supplemental Indenture between the Company and The Bank of New York, as successor to Harris Trust and Savings Bank, dated as of February 13, 2001, supplementing and amending the Indenture dated as of July 15, 1996, with respect to the $200,000,000, 8.375% Notes, due 2011. Incorporated herein by reference to the report on Form 8-K dated February 8, 2001.

4.09	Fourth Supplemental Indenture of the Company to The Bank of New York, as successor to Harris Trust and Savings Bank, dated as of May 6, 2002, supplementing and amending the Indenture dated as of July 15, 1996, with respect to the 7.625% Senior Unsecured Notes due 2012. Incorporated herein by reference to the report on Form 8-K dated May 1, 2002.

4.10	Certificate of Trust of Southwest Gas Capital II. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.11	Certificate of Trust of Southwest Gas Capital III. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.12	Certificate of Trust of Southwest Gas Capital IV. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.13	Trust Agreement of Southwest Gas Capital III. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.14	Trust Agreement of Southwest Gas Capital IV. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.15	Form of Common Stock Certificate. Incorporated herein by reference to the report on Form 8-K dated July 22, 2003.

4.16	Form of Preferred Trust Security. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.17	Form of Indenture with respect to the 7.70% Junior Subordinated Debentures. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.18	Form of 7.70% Junior Subordinated Debenture. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.19	Form of Amended and Restated Trust Agreement of Southwest Gas Capital II. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.20	Form of Guarantee Agreement with respect to the Preferred Trust Securities. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.21	Indenture between Clark County, Nevada, and BNY Midwest Trust Company as Trustee, dated as of July 1, 2004, with respect to the issuance of $65,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation), Series 2004A, due 2034. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2004.

4.22	Indenture between Clark County, Nevada, and BNY Midwest Trust Company as Trustee, dated as of October 1, 2004, with respect to the issuance of $75,000,000 Industrial Development Refunding Revenue Bonds (Southwest Gas Corporation), Series 2004B, due 2033. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 2004.

4.23	Indenture of Trust between Clark County, Nevada and the Bank of New York Trust Company, N.A. as Trustee, dated as of October 1, 2005, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2005A. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2005.

4.24	Indenture of Trust between Clark County, Nevada and the Bank of New York Trust Company, N.A. as Trustee, dated as of September 1, 2006, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2006A. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2006.

4.25	Indenture of Trust between Clark County, Nevada and the BNY Midwest Trust Company, as Trustee, dated as of March 1, 2003, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2003. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2008 within which it was filed as Exhibit 10.01.

4.26	Indenture of Trust between Clark County, Nevada and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of September 1, 2008, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2008A. Incorporated herein by reference to the report on Form 10- Q for the quarter ended September 30, 2008 within which it was filed as Exhibit 10.02.

4.27	The Company hereby agrees to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Southwest Gas Corporation or its subsidiaries; the total amount of securities authorized thereunder does not exceed 10 percent of the consolidated total assets of Southwest Gas Corporation and its subsidiaries.

10.01	Project Agreement between the Company and City of Big Bear Lake, California, dated as of December 1, 1993. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1993.

10.02	Amended and Restated Lease Agreement between the Company and Spring Mountain Road Associates, dated as of July 1, 1996. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 1996.

10.03 *	Southwest Gas Corporation Supplemental Retirement Plan, amended and restated as of January 1, 2005. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 2007.

10.04 *	Southwest Gas Corporation Board of Directors Retirement Plan, amended and restated as of January 1, 2005. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 2007.

10.05	Financing Agreement between the Company and Clark County, Nevada, dated as of October 1, 1999. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1999.

10.06 *	Amended Form of Employment Agreement with Company Officers. Incorporated herein by reference to the reports on Form 10-Q for the quarters ended September 30, 1998, September 30, 2000, and September 30, 2001, the reports on Form 8-K dated September 21, 2004 and August 1, 2006, and the report on Form 10-K for the year ended December 31, 2006.

10.07 *	Amended Form of Change in Control Agreement with Company Officers. Incorporated herein by reference to the reports on Form 10-Q for the quarters ended September 30, 1998, September 30, 2000, and September 30, 2001, the reports on Form 8-K dated September 21, 2004 and August 1, 2006, and the report on Form 10-K for the year ended December 31, 2006.

10.08 *	Southwest Gas Corporation Management Incentive Plan, amended and restated effective January 1, 2009. Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 2008.

10.09 *	Southwest Gas Corporation 2002 Stock Incentive Plan. Incorporated herein by reference to the Proxy Statement dated April 2, 2002. Southwest Gas Corporation 1996 Stock Incentive Plan. Incorporated herein by reference to the Proxy Statement dated May 30, 1996.

10.10 *	Southwest Gas Corporation Executive Deferral Plan, amended and restated March 1, 2008, effective January 1, 2005. Southwest Gas Corporation Executive Deferral Plan, amended and restated effective January 1, 2009.

10.11 *	Southwest Gas Corporation Directors Deferral Plan, amended and restated effective January 1, 2009.

10.12	Financing agreement dated as of March 1, 2003 by and between Clark County, Nevada and Southwest Gas Corporation relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2003A, Series 2003B, Series 2003C, Series 2003D and Series 2003E. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2003.

10.13 *	Form of Executive Option Grant under 2002 Stock Incentive Plan. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2004.

10.14	Financing Agreement dated as of October 1, 2004 by and between the Company and Clark County, Nevada relating to Clark County Nevada Industrial Development Revenue Bonds Series 2004B. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 2004.

10.15	$300 million Credit Facility. Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 2005. First Amendment to $300 million Credit Facility. Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 2006. Second Amendment to $300 million Credit Facility. Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 2007. Third Amendment to $300 million Credit Facility. Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 2007.

10.16	First Amendment to Financing Agreement by and between Clark County, Nevada, and Southwest Gas Corporation dated as of July 1, 2005, amending the Financing Agreement dated as of March 1, 2003, with respect to Clark County, Nevada Industrial Development Revenue Bonds Series 2003A, Series 2003B, Series 2003C, Series 2003D and Series 2003E. Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 2005.

10.17	Financing Agreement dated as of October 1, 2005 by and between Clark County, Nevada and Southwest Gas Corporation relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2005A. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2005.

10.18	Financing Agreement dated as of September 1, 2006 by and between Clark County, Nevada and Southwest Gas Corporation relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2006A. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2006.

10.19 *	Southwest Gas Corporation 2006 Restricted Stock/Unit Plan, amended and restated May 7, 2008. Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 2008.

10.20	Financing Agreement between Clark County, Nevada and Southwest Gas Corporation, dated as of September 1, 2008, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2008A. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2008.

12.01	Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.

13.01	Portions of 2008 Annual Report to Shareholders incorporated by reference to the Form 10-K.

21.01	List of subsidiaries of Southwest Gas Corporation.

23.01	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.01	Section 302 Certifications.

32.01	Section 906 Certifications.

*	Management Contracts or Compensation Plans

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS CORPORATION

Date: February 27, 2009	By	/s/ JEFFREY W. SHAW
Jeffrey W. Shaw
Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE C. BIEHL	Director, Executive Vice President, Chief Financial Officer, and Corporate Secretary	February 27, 2009
(George C. Biehl)

/s/ ROBERT L. BOUGHNER	Director	February 27, 2009
(Robert L. Boughner)

/s/ THOMAS E. CHESTNUT	Director	February 27, 2009
(Thomas E. Chestnut)

/s/ STEPHEN C. COMER	Director	February 27, 2009
(Stephen C. Comer)

/s/ RICHARD M. GARDNER	Director	February 27, 2009
(Richard M. Gardner)

/s/ JAMES J. KROPID	Chairman of the Board of Directors	February 27, 2009
(James J. Kropid)

/s/ MICHAEL O. MAFFIE	Director	February 27, 2009
(Michael O. Maffie)

/s/ ANNE L. MARIUCCI	Director	February 27, 2009
(Anne L. Mariucci)

/s/ MICHAEL J. MELARKEY	Director	February 27, 2009
(Michael J. Melarkey)

/s/ JEFFREY W. SHAW	Director and Chief Executive Officer	February 27, 2009
(Jeffrey W. Shaw)

/s/ CAROLYN M. SPARKS	Director	February 27, 2009
(Carolyn M. Sparks)

/s/ THOMAS A. THOMAS	Director	February 27, 2009
(Thomas A. Thomas)

/s/ TERRENCE L. WRIGHT	Director	February 27, 2009
(Terrence L. Wright)

/s/ ROY R. CENTRELLA	Vice President, Controller, and Chief Accounting Officer	February 27, 2009
(Roy R. Centrella)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.10	Executive Deferral Plan - amended and restated March 1, 2008, effective January 1, 2005. Executive Deferral Plan - amended and restated effective January 1, 2009.

10.11	Directors Deferral Plan - amended and restated effective January 1, 2009.

12.01	Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.

13.01	Portions of 2008 Annual Report to Shareholders incorporated by reference to Form 10-K.

21.01	List of Subsidiaries of Southwest Gas Corporation.

23.01	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.01	Section 302 Certifications.

32.01	Section 906 Certifications.