Form 10-Q
period 2009-03-31
SOUTHWEST GAS CORP
filed 2009-05-08
CIK 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Common Stock, $1 Par Value, 44,708,482 shares as of May 1, 2009.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)
	MARCH 31,	DECEMBER 31,
	2009	2008
ASSETS
Utility plant:
Gas plant	$4,309,835	$4,258,727
Less: accumulated depreciation	(1,374,261)	(1,347,093)
Acquisition adjustments, net	1,587	1,632
Construction work in progress	61,504	70,041
Net utility plant	2,998,665	2,983,307
Other property and investments	117,970	124,781
Current assets:
Cash and cash equivalents	23,782	26,399
Accounts receivable, net of allowances	173,568	168,829
Accrued utility revenue	44,500	72,600
Income taxes receivable, net	11,173	32,069
Deferred income taxes	-	14,902
Deferred purchased gas costs	5,780	-
Prepaids and other current assets	70,697	123,277
Total current assets	329,500	438,076
Deferred charges and other assets	277,800	274,220
Total assets	$3,723,935	$3,820,384

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued
and outstanding - 44,655,347 and 44,191,535 shares)	$46,285	$45,822
Additional paid-in capital	780,471	770,463
Accumulated other comprehensive income (loss), net	(19,219)	(19,426)
Retained earnings	280,198	240,982
Total equity	1,087,735	1,037,841
Subordinated debentures due to Southwest Gas Capital II	100,000	100,000
Long-term debt, less current maturities	1,147,109	1,185,474
Total capitalization	2,334,844	2,323,315
Current liabilities:
Current maturities of long-term debt	5,049	7,833
Short-term debt	-	55,000
Accounts payable	116,118	191,434
Customer deposits	84,697	83,468
Accrued general taxes	60,806	41,490
Accrued interest	18,353	19,699
Deferred income taxes	3,512	-
Deferred purchased gas costs	25,495	33,073
Other current liabilities	86,441	77,898
Total current liabilities	400,471	509,895
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	378,728	387,539
Taxes payable	3,480	3,480
Accumulated removal costs	174,000	169,000
Other deferred credits	432,412	427,155
Total deferred income taxes and other credits	988,620	987,174
Total capitalization and liabilities	$3,723,935	$3,820,384

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2009

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED		TWELVE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2009	2008	2009	2008
Operating revenues:
Gas operating revenues	$635,106	$741,300	$1,685,201	$1,829,051
Construction revenues	54,756	72,307	335,797	342,928
Total operating revenues	689,862	813,607	2,020,998	2,171,979
Operating expenses:
Net cost of gas sold	395,810	500,699	951,088	1,092,682
Operations and maintenance	84,662	85,206	338,116	331,879
Depreciation and amortization	48,522	47,270	194,971	185,162
Taxes other than income taxes	10,111	10,194	36,697	37,280
Construction expenses	48,028	65,553	294,220	299,316
Total operating expenses	587,133	708,922	1,815,092	1,946,319
Operating income	102,729	104,685	205,906	225,660
Other income and (expenses):
Net interest deductions	(18,590)	(21,868)	(81,641)	(88,837)
Net interest deductions on subordinated debentures	(1,933)	(1,932)	(7,730)	(7,728)
Other income (deductions)	(1,704)	(1,467)	(13,643)	2,036
Total other income and (expenses)	(22,227)	(25,267)	(103,014)	(94,529)
Income before income taxes	80,502	79,418	102,892	131,131
Income tax expense	30,521	30,266	41,090	48,497
Net income	$49,981	$49,152	$61,802	$82,634

Basic earnings per share	$1.13	$1.14	$1.41	$1.94
Diluted earnings per share	$1.12	$1.14	$1.40	$1.92
Dividends declared per share	$0.2375	$0.225	$0.9125	$0.87

Average number of common shares outstanding	44,424	43,012	43,825	42,592
Average shares outstanding (assuming dilution)	44,680	43,290	44,118	42,940

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2009

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	THREE MONTHS ENDED		TWELVE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2009	2008	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$49,981	$49,152	$61,802	$82,634
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	48,522	47,270	194,971	185,162
Deferred income taxes	9,477	4,811	40,801	25,501
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(4,739)	(18,662)	48,754	11,106
Accrued utility revenue	28,100	30,000	400	(2,900)
Deferred purchased gas costs	(13,358)	3,994	3,579	78,187
Accounts payable	(75,316)	(70,060)	(34,553)	(40,459)
Accrued taxes	40,212	41,724	(23,349)	(28,917)
Other current assets and liabilities	60,373	62,441	(5,704)	8,525
Gains on sale	(1,065)	(705)	(2,428)	(2,798)
Changes in undistributed stock compensation	2,215	2,077	3,963	4,773
AFUDC and property-related changes	(470)	(325)	(706)	(735)
Changes in other assets and deferred charges	(550)	341	(896)	(3,150)
Changes in other liabilities and deferred credits	5,155	2,622	6,971	1,862
Net cash provided by operating activities	148,537	154,680	293,605	318,791

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(52,445)	(61,100)	(291,562)	(318,206)
Changes in customer advances	(1,768)	4,737	(2,461)	21,202
Return of exchange fund deposit	-	-	28,000	-
Miscellaneous inflows	2,423	1,343	18,736	5,076
Miscellaneous outflows	(1,172)	(15)	(3,850)	(18,739)
Net cash used in investing activities	(52,962)	(55,035)	(251,137)	(310,667)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	8,152	7,413	36,130	29,870
Dividends paid	(9,998)	(9,254)	(39,449)	(36,638)
Issuance of long-term debt	-	78	103,797	123,199
Retirement of long-term debt	(5,346)	(3,464)	(200,573)	(143,144)
Change in long-term portion of credit facility	(36,000)	(100,000)	64,000	(18,011)
Change in short-term debt	(55,000)	(9,000)	-	-
Net cash used in financing activities	(98,192)	(114,227)	(36,095)	(44,724)

Change in cash and cash equivalents	(2,617)	(14,582)	6,373	(36,600)
Cash at beginning of period	26,399	31,991	17,409	54,009

Cash at end of period	$23,782	$17,409	$23,782	$17,409

Supplemental information:
Interest paid, net of amounts capitalized	$21,325	$23,785	$88,751	$96,438
Income taxes paid	93	5,521	17,044	50,445

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2009

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

Basis of Presentation.  The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2008 Annual Report to Shareholders, which is incorporated by reference into the 2008 Form 10-K.

Intercompany Transactions.  NPL recognizes revenues generated from contracts with Southwest (see Note 3 below). Accounts receivable for these services were $5.1 million at March 31, 2009 and $6.6 million at December 31, 2008. The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation.”

Other Income (Deductions).  The following table provides the composition of significant items included in Other income (deductions) on the consolidated statements of income (thousands of dollars):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Gain/(loss) on company-owned life insurance policies	$(1,594)	$(2,100)	$(11,535)	$(945)
Interest income	144	800	1,556	3,665
Miscellaneous income and (expense)	(254)	(167)	(3,664)	(684)

Total other income (deductions)	$(1,704)	$(1,467)	$(13,643)	$2,036

Included in the table above is the gain/(loss) on company-owned life insurance policies (“COLI”).  These life insurance policies on members of management and other key employees are used by Southwest to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans.  Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds.  Therefore, the gain/(loss) in the cash surrender value components of COLI policies as they progress toward the ultimate death benefits are also recorded without tax consequences.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2009

Reclassifications.  Certain reclassifications have been made to the prior year’s financial information to present it on a basis comparable with the current year’s presentation.  None of the reclassifications affected previously reported net income.

Recently Issued Accounting Pronouncements.  In December 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  FSP SFAS No. 132(R)-1 requires companies to enhance disclosures about the plan assets of a defined benefit pension or other postretirement plan.  Companies will be required to disclose how investment decisions are made, the major plan asset categories, the inputs and valuation techniques used to measure the fair value of plan assets, the level within the fair value hierarchy in which the fair value measurements in their entirety fall, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentrations of risk within plan assets.  The provisions of FSP SFAS No. 132(R)-1 are effective for the Company beginning with 2009 year-end financial statement reports.  The Company is evaluating what impact this standard might have on its disclosures.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” to require disclosures about the fair value of financial instruments for interim reporting periods.  Starting in the second quarter of 2009, companies will be required to disclose the fair value of financial instruments for interim periods in addition to the currently required annual period disclosure.  Upon adoption of the FSP, the Company will disclose the fair value of applicable financial instruments (including its long-term debt) for interim periods beginning in the second quarter of 2009.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2009

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

	Qualified Retirement Plan
	Period Ended March 31,
	Three Months		Twelve Months
	2009	2008	2009	2008
(Thousands of dollars)
Service cost	$3,848	$4,027	$15,929	$16,395
Interest cost	8,631	8,122	33,000	30,055
Expected return on plan assets	(8,805)	(8,678)	(34,841)	(33,450)
Amortization of prior service costs (credits)	(1)	(2)	(10)	(11)
Amortization of net loss	1,063	776	3,391	4,532
Net periodic benefit cost	$4,736	$4,245	$17,469	$17,521

	SERP
	Period Ended March 31,
	Three Months		Twelve Months
	2009	2008	2009	2008
(Thousands of dollars)
Service cost	$49	$25	$121	$139
Interest cost	516	510	2,047	1,971
Amortization of net loss	227	249	975	1,098
Net periodic benefit cost	$792	$784	$3,143	$3,208

	PBOP
	Period Ended March 31,
	Three Months		Twelve Months
	2009	2008	2009	2008
(Thousands of dollars)
Service cost	$182	$183	$729	$792
Interest cost	593	581	2,336	2,309
Expected return on plan assets	(401)	(535)	(2,004)	(2,143)
Amortization of transition obligation	217	217	867	867
Amortization of net loss	108	-	108	42
Net periodic benefit cost	$699	$446	$2,036	$1,867

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2009

Note 3 – Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas	Construction
	Operations	Services	Total
Three months ended March 31, 2009
Revenues from external customers	$635,106	$41,595	$676,701
Intersegment revenues	-	13,161	13,161
Total	$635,106	$54,756	$689,862
Segment net income	$49,852	$129	$49,981

Three months ended March 31, 2008
Revenues from external customers	$741,300	$59,330	$800,630
Intersegment revenues	-	12,977	12,977
Total	$741,300	$72,307	$813,607
Segment net income (loss)	$49,333	$(181)	$49,152

Twelve months ended March 31, 2009
Revenues from external customers	$1,685,201	$272,483	$1,957,684
Intersegment revenues	-	63,314	63,314
Total	$1,685,201	$335,797	$2,020,998
Segment net income	$54,266	$7,536	$61,802

Twelve months ended March 31, 2008
Revenues from external customers	$1,829,051	$276,057	$2,105,108
Intersegment revenues	-	66,871	66,871
Total	$1,829,051	$342,928	$2,171,979
Segment net income	$73,199	$9,435	$82,634

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2009

Note 4 – Comprehensive Income

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(Thousands of dollars)

Net income	$49,981	$49,152	$61,802	$82,634
Net actuarial gain (loss) arising during period,
less amortization of unamortized benefit plan
cost, net of tax	207	202	(6,571)	774
Comprehensive income	$50,188	$49,354	$55,231	$83,408

Tax expense related to the net actuarial gain (loss) arising during the period, less amortization of unamortized benefit plan cost, for the three months and twelve months ended March 31, 2009 was $126,000 and $4 million, respectively.  Tax expense related to the net actuarial gain arising during the period, less amortization of unamortized benefit plan cost for the three months and twelve months ended March 31, 2008 was $124,000 and $474,000, respectively.  Total accumulated other comprehensive loss as of March 31, 2009 was $19.2 million, net of $11.8 million of tax, and was composed entirely of unamortized benefit plan costs.

Note 5 – Common Stock

During the three months ended March 31, 2009, the Company issued approximately 463,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”), Employee Investment Plan, Restricted Stock/Unit Plan, and Management Incentive Plan.  The remaining capacity under the Equity Shelf Program of $16.7 million expired unused in March 2009.

Note 6 – Derivatives and Fair Value Measurements

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

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on approximately 50 percent of its natural gas portfolios.  The maturities of the Swaps highly correlate to actual purchases of natural gas, during timeframes ranging from April 2009 through October 2010.  Under such contracts, Southwest pays the counterparty at a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas.  Only the net differential is actually paid or received.  The differential is calculated based on the notional amounts under the contracts (approximately 9.5 million dekatherms at March 31, 2009 and 6.5 million dekatherms at December 31, 2008).  Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2009

The following table sets forth the gains and (losses) recognized on the Company's Swaps (derivatives) for the three  months ended March 31, 2009 and their location in the income statement (thousands of dollars).

Derivatives not designated as hedging instruments under SFAS 133:

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Swaps	Net cost of gas sold	$(8,968)
Swaps	Net cost of gas sold	8,968	*
Total		$-

* Represents the impact of regulatory deferral accounting treatment under SFAS No. 71.

The estimated fair values of the derivatives were determined using future natural gas index prices (as more fully described below).  The Company has master netting arrangements with each counterparty that provide for the net settlement of all contracts through a single payment.  As applicable, the Company has elected to reflect the net amounts in its balance sheets.

The following table sets forth the fair values of the Company's Swaps (derivatives) and their location in the balance sheets (thousands of dollars).

Derivatives not designated as hedging instruments under SFAS 133:

March 31, 2009		Asset	Liability
	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Deferred charges and other assets	$303	$(21)	$282
Swaps	Other current liabilities	-	(10,889)	(10,889)
Swaps	Other deferred credits	-	(901)	(901)
Total		$303	$(11,811)	$(11,508)

December 31, 2008		Asset	Liability
	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Deferred charges and other assets	$380	$(88)	$292
Swaps	Other current liabilities	-	(14,440)	(14,440)
Total		$380	$(14,528)	$(14,148)

Pursuant to regulatory deferral accounting treatment under SFAS No. 71, Southwest records the unrealized gains and losses in fair value of the Swaps as a regulatory asset and/or liability.  When the Swaps settle, Southwest reverses any prior positions held and records the settled position as an increase or decrease of purchased gas under the related purchased gas adjustment (“PGA”) mechanism in determining its deferred PGA balances.  During the first quarter of 2009, Southwest paid counterparties $11.6 million in settlements of matured Swap contracts.  Due to the provisions of SFAS No. 71, neither changes in the fair value of the contracts nor settled amounts have a direct effect on earnings or other comprehensive income.  At March 31, 2009, regulatory assets/liabilities offsetting the amounts in the above table were recorded in Prepaids and other current assets ($10.9 million), Deferred charges and other assets ($901,000), and Other deferred credits ($282,000).  At December 31, 2008, regulatory assets/liabilities offsetting the amounts in the above table were recorded in Prepaids and other current assets ($14.4 million) and Other deferred credits ($292,000).

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) states that a fair value measurement should be based on the assumptions that market participants would use in pricing the asset or liability and establishes a three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2009

The estimated fair values of Southwest’s Swaps were determined at March 31, 2009 using NYMEX futures settlement prices for delivery of natural gas at Henry Hub adjusted by the price of NYMEX ClearPort basis Swaps, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measure.

The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities that were accounted for at fair value as of March 31, 2009.

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands of dollars)	Total	Level 1	Level 2	Level 3

Assets at fair value:
Prepaids and other current assets - swaps	$-	$-	$-	$-
Deferred charges and other assets - swaps	282	-	282	-

Liabilities at fair value:
Other current liabilities - swaps	(10,889)	-	(10,889)	-
Other deferred credits - swaps	(901)	-	(901)	-

Net Assets (Liabilities)	$(11,508)	$-	$(11,508)	$-

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2009

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

As of March 31, 2009, Southwest had 1,821,000 residential, commercial, industrial, and other natural gas customers, of which 984,000 customers were located in Arizona, 657,000 in Nevada, and 180,000 in California.  Residential and commercial customers represented over 99 percent of the total customer base.  During the twelve months ended March 31, 2009, 53 percent of operating margin was earned in Arizona, 35 percent in Nevada, and 12 percent in California.  During this same period, Southwest earned 86 percent of operating margin from residential and small commercial customers, 5 percent from other sales customers, and 9 percent from transportation customers.  These general patterns are expected to continue.

Southwest recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers.  Operating margin is the measure of gas operating revenues less the net cost of gas sold.  Management uses operating margin as a main benchmark in comparing operating results from period to period.  The principal factors affecting operating margin are general rate relief, weather, conservation and efficiencies, and customer growth.  Of these, weather is the primary reason for volatility in margin.  Variances in temperatures from normal levels, especially in Arizona where rates are highly leveraged, have a significant impact on the margin and associated net income of the Company.

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

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as the MD&A, included in the 2008 Annual Report to Shareholders, which is incorporated by reference into the 2008 Form 10-K.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2009

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

Summary Operating Results
	Period Ended March 31,
	Three Months		Twelve Months
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Contribution to net income
Natural gas operations	$49,852	$49,333	$54,266	$73,199
Construction services	129	(181)	7,536	9,435
Net income	$49,981	$49,152	$61,802	$82,634

Average number of common
shares outstanding	44,424	43,012	43,825	42,592

Basic earnings per share
Consolidated	$1.13	$1.14	$1.41	$1.94

Natural Gas Operations
Operating margin	$239,296	$240,601	$734,113	$736,369

Contribution to consolidated net income from natural gas operations increased $519,000 in the first quarter of 2009 compared to same period in 2008.  The improvement in contribution primarily resulted from lower financing costs partially offset by a decrease in operating margin and increased operating costs.  The first quarter of 2009 contribution to consolidated net income from construction services improved $310,000 from the same period in 2008.  The improvement between periods was primarily due to lower costs and increased gains on the sale of equipment.

1st Quarter 2009 Overview

Despite a small increase in net income, basic earnings per share declined between quarters due to an increase in the number of common shares outstanding.

Gas operations highlights include the following:
•
Operating margin decreased approximately $1 million, or 1 percent, compared to the prior-year’s quarter as negative impacts of weather variations ($17 million) and conservation/energy efficiencies ($6 million) were substantially offset by rate relief ($10 million) and seasonal operating margin recognition changes ($12 million)

•	Operating expenses increased just one percent between quarters
•	Net financing costs decreased $3.2 million between quarterly periods
•	Nevada general rate case filed requesting $30.5 million and a decoupled rate structure
•	Liquidity position remains strong
•	In April 2009, S&P upgraded the Company’s debt rating from BBB- to BBB

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2009

Reduction in Customer Growth.  During the twelve months ended March 31, 2009, Southwest completed 29,000 first-time meter sets.  These meter sets led to just 2,000 net additional active meters during the same time frame.  The difference between first-time meter sets and incremental active meters indicates a significant inventory of unoccupied homes, continuing a trend first experienced during 2007.  Southwest is projecting continued sluggish net growth (1% or less) for 2009 as high foreclosure rates and recessionary conditions persist throughout its service territories.  Once housing supply and demand come back into balance, Southwest expects to experience a correction in which customer additions exceed first-time meter sets.  Although management cannot predict the timing of a turn around, it is not likely to occur in the near term.

Weather.  The rate structures in each of Southwest’s three states provide varying levels of protection from risks that drive operating margin volatility, particularly weather risk.  During the first quarter of 2009, weather was extremely warm in its service territories, especially in Arizona, which experienced one of its warmest winters in 100 years.  On a total Company basis, Southwest estimates that the weather impact on operating margin was a reduction of $13 million.  Conversely, during the first quarter of 2008, colder-than-normal temperatures resulted in a favorable margin impact of $4 million.

In Southwest’s California service territories, weather impacts were completely offset by the margin tracking mechanism allowing margin to grow as authorized in its most recent general rate case.  In Nevada, the negative impacts were mitigated by a declining block rate structure.  Most of the reduction occurred in Arizona, where rates are highly leveraged and a single block rate structure is in effect.  In addition, the heating season is fairly condensed in Arizona, therefore variations from “normal” temperatures can cause material volatility in operating margin as over 50 percent of Southwest’s annual operating margin is normally earned in Arizona.

Conservation, Energy Efficiencies, and Economic Impacts on Consumption.  A significant portion of Southwest’s operating margin (primarily in Arizona and partially in Nevada) is recognized based on the volumetric usage of its customers. Historically the impacts of this rate design methodology have been most pronounced when temperatures varied from normal levels.  Over the longer-term, average usage has also declined due to new home construction practices and energy efficient appliances.  Recently, the continued downturn in the economy and associated pro-active conservation efforts have resulted in an unprecedented drop in per-customer usage.  For the quarter ended March 31, 2009, the estimated impact of these non-weather-related volumetric declines was a reduction to operating margin of $6 million.  The decoupling methodology requested in the recent Nevada rate case, if approved as proposed, would mitigate this impact in Nevada.  Management continues to work with regulators in Arizona to establish a decoupling methodology that would allow the Company to support and encourage conservation efforts without jeopardizing the recognition of authorized operating margin.

Company-Owned Life Insurance (“COLI”).  Southwest has life insurance policies on members of management and other key employees to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans.  The COLI policies have a combined net death benefit value of approximately $137 million at March 31, 2009.  The net cash surrender value of these policies (which is the cash amount that would be received if Southwest voluntarily terminated the policies) is approximately $45 million at March 31, 2009 and is included in the caption “Other property and investments” on the balance sheet.  Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies.  This portfolio includes both equity and fixed income (mutual fund) investments.  As a result, generally the cash surrender value (but not the net death benefit) moves up and down consistent with the movements in the broader stock and bond markets.  During the first quarter of 2009, Southwest recognized a net decline in the cash surrender values of its COLI policies of $1.6 million (compared to a net decline of $2.1 million in the same period of 2008).  During the twelve months ended March 31, 2009, Southwest recognized a net decline in the cash surrender values of its COLI policies of $11.5 million (compared to a net decline of $945,000 in the same period of 2008).  Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds.  Therefore, the changes in the cash surrender value components of COLI policies as they progress toward the ultimate death benefits are also recorded without tax consequences.  Currently, the Company intends to hold the COLI policies for their duration and purchase additional policies as necessary.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2009

Liquidity.  During 2008, significant attention was paid to companies’ liquidity and credit risks.  Focus on these risks will likely continue given the current national economic environment.  The Company has experienced no significant impacts to its liquidity position from the current credit crisis.  Southwest believes its liquidity position remains strong for several reasons.  First, Southwest has a $300 million credit facility maturing in May 2012, $150 million of which is designated for working capital needs.  The facility is composed of eight major banking institutions.  Historically, usage of the facility has been low and concentrated in the first half of the winter heating period when gas purchases require temporary financing.  Second, natural gas prices have remained low and beneficial rate mechanisms have resulted in steady gas-cost related operating cash flows.  Third, Southwest has no significant debt maturities prior to February 2011.  Because of Southwest’s strong liquidity position, in December 2008, Southwest was able to take advantage of the current credit market by repurchasing $75 million of IDRBs at a net deferred gain of $14 million.

Credit Ratings.  In April 2009, Standard & Poor’s Ratings Services (“S&P”) upgraded the Company’s unsecured long-term debt ratings from BBB- (with a positive outlook) to BBB (with a stable outlook).  S&P cited the Company’s stronger financial performance due to reduced debt leverage and the recent general rate increase in the Company’s Arizona service territory as reasons for the upgrade. The change in credit rating will result in an annualized estimated decrease of $200,000 to $300,000 in interest expense and fees on existing variable-rate debt.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2009

Results of Natural Gas Operations

Quarterly Analysis
	Three Months Ended
	March 31,
	2009	2008
	(Thousands of dollars)
Gas operating revenues	$635,106	$741,300
Net cost of gas sold	395,810	500,699
Operating margin	239,296	240,601
Operations and maintenance expense	84,662	85,206
Depreciation and amortization	42,339	40,645
Taxes other than income taxes	10,111	10,194
Operating income	102,184	104,556
Other income (expense)	(1,786)	(1,526)
Net interest deductions	18,182	21,352
Net interest deductions on subordinated debentures	1,933	1,932
Income before income taxes	80,283	79,746
Income tax expense	30,431	30,413
Contribution to consolidated net income	$49,852	$49,333

Contribution to consolidated net income from natural gas operations increased $519,000 in the first quarter of 2009 compared to 2008.  The improvement in contribution reflects the benefit of lower financing costs partially offset by a slight reduction in operating margin.

Operating margin decreased a net $1 million in the first quarter of 2009 compared to the first quarter of 2008.  The positive impacts to margin of rate relief and rate changes were approximately $22 million, consisting of $9 million in Arizona, $1 million of rate relief in California and nearly $12 million related to the return to a seasonal margin methodology in California.  As a result of weather-related usage variations in Arizona, new margin from rate relief during the first quarter was approximately $3 million to $4 million less than expected.  Differences in heating demand, caused primarily by weather variations, negatively impacted operating margin by approximately $17 million as overall temperatures in the current quarter were significantly warmer than normal ($13 million), while temperatures were somewhat colder than normal ($4 million) in the first quarter of 2008.  Energy efficiency and conservation resulting from the sluggish economy negatively impacted operating margin by an estimated $6 million.  Customer growth had a negligible positive impact as only 2,000 net new customers were added during the last twelve months.

Operations and maintenance expense decreased $544,000, or one percent, principally due to labor efficiencies associated with cost containment efforts.

Depreciation expense increased $1.7 million, or four percent, as a result of additional plant in service.  Average gas plant in service for the current period increased $215 million, or five percent, compared to the corresponding period a year ago.  This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate customer growth.

Net financing costs decreased $3.2 million between the first quarters of 2009 and 2008 primarily due to lower average debt outstanding, including the redemption of $75 million of long-term debt in December 2008, and reduced interest rates associated with Southwest’s commercial credit and other variable-rate facilities.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2009

Twelve-Month Analysis
	Twelve Months Ended
	March 31,
	2009	2008
	(Thousands of dollars)
Gas operating revenues	$1,685,201	$1,829,051
Net cost of gas sold	951,088	1,092,682
Operating margin	734,113	736,369
Operations and maintenance expense	338,116	331,879
Depreciation and amortization	168,031	159,205
Taxes other than income taxes	36,697	37,280
Operating income	191,269	208,005
Other income (expense)	(13,729)	1,948
Net interest deductions	79,926	86,640
Net interest deductions on subordinated debentures	7,730	7,728
Income before income taxes	89,884	115,585
Income tax expense	35,618	42,386
Contribution to consolidated net income	$54,266	$73,199

Contribution to consolidated net income from natural gas operations decreased $18.9 million in the current twelve-month period compared to the same period a year ago.  The decline in contribution was primarily caused by lower other income, higher operating expenses, and lower operating margin, partially offset by reduced financing costs.

Operating margin decreased a net $2 million between periods.  Rate relief and rate changes provided approximately $25 million of operating margin, consisting of $11 million in Arizona, $2 million of rate relief in California and nearly $12 million related to the return to a seasonal margin methodology in California.  Modest customer growth contributed $4 million.  Differences in heating demand caused primarily by weather variations between periods resulted in an estimated $21 million operating margin decrease as warmer-than-normal temperatures were experienced during both periods (during the twelve-month period of 2009, operating margin was negatively impacted by $28 million, while the negative impact in the twelve-month period of 2008 was $7 million).  Energy efficiency and conservation resulting from current economic conditions negatively impacted operating margin by an estimated $10 million.

Operations and maintenance expense increased $6.2 million, or two percent, principally due to the impact of general cost increases.  Labor efficiencies, primarily from the conversion to electronic meter reading and other cost containment efforts, mitigated the increase in operations and maintenance expense.

Depreciation expense increased $8.8 million, or six percent, as a result of additional plant in service.  Average gas plant in service for the twelve-month period of 2009 increased $232 million, or six percent, compared to the twelve-month period of 2008.  This was attributable to the upgrade of existing operating facilities and the expansion of the system to accommodate customer growth.

Other income decreased $15.7 million between the twelve-month periods of 2009 and 2008.  This was primarily due to negative returns on COLI policies in the current period ($11.5 million) compared to negative returns in the prior period ($945,000) and a $2.1 million reduction in interest income between the twelve-month periods primarily due to the recovery of previously deferred purchased gas cost receivables.

Net financing costs decreased $6.7 million between the twelve-month periods of 2009 and 2008 primarily due to lower average debt outstanding and reduced interest rates associated with Southwest’s commercial credit and other variable-rate facilities.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2009

Results of Construction Services

Contribution to consolidated net income from construction services for the first quarter of 2009 increased $310,000 compared to the same period of 2008.  The improvement was primarily due to lower costs and increased gains on equipment sales between periods.  Gains on sales of equipment were $1.1 million in the first quarter of 2009 and $705,000 in the first quarter of 2008.

Revenues decreased $17.6 million due primarily to a reduction in new construction work.  The reduced workload resulted in a corresponding decrease in construction expenses ($17.5 million).  Interest expense also decreased between periods due to a reduction in long-term borrowings.

Contribution to consolidated net income from construction services for the twelve-month period of 2009 decreased $1.9 million compared to the same period of 2008.  This decrease was due primarily to a reduction in the volume of new construction work.  Higher fuel cost and fuel-related expenses in the second and third quarters of 2008 also contributed to the decrease in net income.  Gains on sales of equipment were $2.4 million in the twelve-month period of 2009 and $2 million in the twelve-month period of 2008.

Revenues decreased $7.1 million due primarily to a reduction in the volume of higher-margin new construction work resulting from the general slow down in the new housing market.  New construction work has been largely replaced by infrastructure maintenance and improvement work, which generally yields lower profit margins.  There was also a decrease in the amount of work from existing blanket contracts.  Construction expenses decreased $5.1 million due primarily to the reduction in construction work, partially offset by the higher fuel and fuel-related expenses noted above.

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

Rates and Regulatory Proceedings

California General Rate Cases.  Effective January 2009 Southwest received general rate relief in California.  The California Public Utilities Commission (“CPUC”) decision authorized an overall increase of $2.8 million in 2009 with an additional $400,000 deferred to 2010.  In addition, attrition increases were approved to be effective for the years 2010-2013 of 2.95% in southern and northern California and $100,000 per year for the South Lake Tahoe rate jurisdiction.  The CPUC also authorized a return to a seasonal margin methodology which will result in significant quarterly swings in reported operating margin (2009 versus 2008).  In addition to the comparative operating margin increase of $12.8 million recognized in the first quarter of 2009, a decrease of $2 million in the second quarter, a decrease of $9 million in the third quarter, and an increase of $1 million for the fourth quarter of 2009 are expected.  The CPUC also authorized lower depreciation rates which will reduce annualized depreciation expense by $3 million.

Nevada General Rate Case.  Southwest filed a general rate application with the Public Utilities Commission of Nevada (“PUCN”) in April 2009 requesting an increase in authorized operating revenues of $28.8 million, or 5.9 percent in the Company’s southern Nevada rate jurisdiction and $1.7 million, or 1.4 percent in the northern Nevada rate jurisdiction, with an expected effective date of November 2009.  The Company is also seeking to implement a decoupled rate structure based on recently established PUCN regulations that will help stabilize operating margin and allow the Company to more aggressively pursue customer conservation opportunities through implementation of substantive conservation and energy efficiency programs.  Southwest's last general rate increase occurred in 2004.

FERC General Rate Case.  Paiute Pipeline Company, a subsidiary of the Company, filed a general rate case with the Federal Energy Regulatory Commission (“FERC”) in February 2009.  The filing fulfills an obligation from the settlement agreement reached in the 2005 Paiute general rate case.  The application requests an increase in operating revenues of approximately $3.9 million.  New rates are anticipated to go into effect subject to refund within 180 days of filing.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2009

PGA Filings

The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses.  Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- and under-collections.  At March 31, 2009, over-collections in California and Southern Nevada resulted in a liability of $25.5 million and under-collections in Arizona and Northern Nevada resulted in an asset of $5.8 million on the Company’s balance sheets.  Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs.  PGA changes impact cash flows but have no direct impact on profit margin.  However, gas cost deferrals and recoveries can impact comparisons between periods of individual income statement components.  These include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).

As of March 31, 2009, December 31, 2008, and March 31, 2008, Southwest had the following outstanding PGA balances receivable/(payable) (millions of dollars):

	March 31, 2009	December 31, 2008	March 31, 2008
Arizona	$4.3	$(9.6)	$12.6
Northern Nevada	1.5	(1.5)	(8.4)
Southern Nevada	(20.5)	(19.9)	(15.9)
California	(5.0)	(2.1)	(4.4)
	$(19.7)	$(33.1)	$(16.1)

Capital Resources and Liquidity

Cash on hand and cash flows from operations have generally been sufficient over the past two years to provide for net investing activities (primarily construction expenditures and property additions).  During the past two years, the Company has been able to reduce the net amount of debt outstanding (including short-term borrowings).  The Company’s capitalization strategy is to maintain an appropriate balance of equity and debt (including subordinated debentures and short-term borrowings).

To facilitate future financings, the Company has a universal shelf registration statement providing for the issuance and sale of registered securities from time to time, which may consist of secured debt, unsecured debt, preferred stock, or common stock.  The number and dollar amount of securities issued under the universal shelf registration statement, which was filed with the SEC and automatically declared effective in December 2008, will be determined at the time of the offerings and presented in the applicable prospectuses.

Cash Flows

Operating Cash Flows.  Cash flows provided by consolidated operating activities decreased $6.1 million in the first quarter of 2009 as compared to the same period in 2008. The primary driver of the change was temporary fluctuations in working capital components.  Operating cash flows were also impacted by an increase in net income and depreciation and amortization between quarters.

In February 2009, the American Recovery and Reinvestment Act of 2009 (“Act”) was signed into law.  This Act provides a 50 percent bonus tax depreciation deduction for qualified property acquired or constructed and placed in service in 2009.  Southwest estimates that the bonus depreciation deduction will defer the payment of approximately $22 million of federal income taxes during 2009 to future periods.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2009

Investing Cash Flows.  Cash used in consolidated investing activities decreased $2.1 million in the first quarter of 2009 as compared to the same period in 2008 primarily due to reductions in construction expenditures and equipment purchases, a result of the new housing market slowdown, partially offset by changes in customer advances.

Financing Cash Flows.  Cash used in consolidated financing activities decreased $16 million during the first quarter of 2009 as compared to the same period in 2008 primarily due to fluctuations in borrowings under Southwest’s commercial credit facility.  Dividends paid increased in the first quarter of 2009 as compared to 2008 as a result of a quarterly dividend increase and an increase in the number of shares outstanding.

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

Gas Segment Construction Expenditures and Financing

Southwest continues to experience customer growth, albeit at a much slower pace than in the recent past.  The Company is also in the process of constructing two new operations centers for its Southern Nevada Division (with total estimated costs of $52 million), which are expected to be completed by the third quarter of 2009.  During the twelve-month period ended March 31, 2009, construction expenditures for the natural gas operations segment were $275 million.  Approximately 63 percent of these expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant.  Cash flows from operating activities of Southwest were $250 million and provided approximately 79 percent of construction expenditures and dividend requirements.  Other necessary funding was provided by external financing activities and existing credit facilities.

Southwest estimates natural gas segment construction expenditures during the three-year period ending December 31, 2011 will be approximately $720 million.  Of this amount, approximately $260 million is expected to be incurred in 2009.  During the three-year period, cash flows from operating activities of Southwest are estimated to fund over 85 percent of the gas operations total construction expenditures and dividend requirements.  Southwest also has $200 million in long-term debt due in 2011.  During the three-year period, the Company expects to raise $40 million to $50 million from its various common stock programs.  Any cash requirements not met by operating activities are expected to be provided by existing credit facilities and/or other external financing sources.  The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest service areas, and earnings.  These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

During the first quarter of 2009, the Company issued shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) and Employee Investment Plan, raising approximately $8 million.  No other financing activities were necessary during the period.

Dividend Policy

The Company has a common stock dividend policy which states that common stock dividends will be paid at a prudent level that is within the normal dividend payout range for its respective businesses, and that the dividend will be established at a level considered sustainable in order to minimize business risk and maintain a strong capital structure throughout all economic cycles.  In February 2009, the Board of Directors increased the quarterly dividend payout from 22.5 cents to 23.75 cents per share, effective with the June 2009 payment.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2009

Liquidity

Liquidity refers to the ability of an enterprise to generate sufficient amounts of cash through its operating activities and external financing to meet its cash requirements.  Several general factors (some of which are out of the control of the Company) that could significantly affect liquidity in future years include variability of natural gas prices, changes in the ratemaking policies of regulatory commissions, regulatory lag, customer growth in the natural gas segment’s service territories, Southwest’s ability to access and obtain capital from external sources, interest rates, changes in income tax laws, pension funding requirements, inflation, and the level of Company earnings.  Natural gas prices and related gas cost recovery rates have historically had the most significant impact on Company liquidity.

On an interim basis, Southwest generally defers over- or under-collections of gas costs to PGA balancing accounts.  In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect.  At March 31, 2009, the combined balance in the PGA accounts totaled a net over-collection of $20 million.  See PGA Filings for more information on recent regulatory filings.

In the current challenging capital market environment, the Company has not to date experienced significant impacts on its financing activities.  Limited availability of commercial paper and temporarily higher interest rates in 2008 are the most significant impacts the Company has experienced.  The Company has a $300 million credit facility that expires in May 2012.  Southwest has designated $150 million of the $300 million facility as long-term debt and the remaining $150 million for working capital purposes.  At March 31, 2009, $114 million was outstanding on the long-term portion and no borrowings were outstanding on the short-term portion of the credit facility.  The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances.  This credit facility has been, and is expected to continue to be, adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing.  Management believes the Company currently has a solid liquidity position.

The following table sets forth the ratios of earnings to fixed charges for the Company.  Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	March 31,	December 31,
	2009	2008

Ratio of earnings to fixed charges	2.06	2.01

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and net amortized debt costs.

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”).  All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions.  The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar words and expressions are generally used and intended to identify forward-looking statements.  For example, statements regarding operating margin earned, customer growth, the composition of our customer base, price volatility, risks and costs associated with having non-performing assets associated with new homes, timing of improvements in the housing market, amount and timing for completion of estimated future construction expenditures, forecasted operating cash flows, funding sources of cash requirements, sufficiency of working capital, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2009

financing, the amount and form of any such financing, liquidity, the recovery of under-collected PGA balances, the impact of the application of certain accounting standards, certain tax benefits from the American Recovery and Reinvestment Act of 2009, statements regarding future gas prices, gas purchase contracts and derivative financial interests, the impact of certain legal proceedings, and the timing and results of future rate hearings and approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements.  These factors include, but are not limited to, the impact of weather variations on customer usage, customer growth rates, conditions in the housing market, our ability to recover costs through our PGA mechanisms, the effects of regulation/deregulation, the timing and amount of rate relief, changes in rate design, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, changes in construction expenditures and financing, renewal of franchises, easements and rights-of-way, changes in operations and maintenance expenses, effects of pension expense forecasts, accounting changes, future liability claims, changes in pipeline capacity for the transportation of gas and related costs, acquisitions and management’s plans related thereto, competition, and our ability to raise capital in external financings.  In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing and operations and maintenance expenses will continue in future periods.  For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Company’s 2008 Annual Report on Form 10-K filed with the SEC.  No material changes have occurred related to the Company’s disclosures about market risk.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2009

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

Based on the most recent evaluation, as of March 31, 2009, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting during the first quarter of 2009 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

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
March 31, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: May 8, 2009

/s/ Roy R. Centrella
Roy R. Centrella
Vice President/Controller and Chief Accounting Officer