Form 10-Q
period 2009-06-30
SOUTHWEST GAS CORP
filed 2009-08-04
CIK 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                           Yes   X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes No

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
Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Common Stock, $1 Par Value, 44,822,466 shares as of July 30, 2009.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)
	JUNE 30,	DECEMBER 31,
	2009	2008
ASSETS
Utility plant:
Gas plant	$4,360,846	$4,258,727
Less: accumulated depreciation	(1,398,192)	(1,347,093)
Acquisition adjustments, net	1,541	1,632
Construction work in progress	58,919	70,041
Net utility plant	3,023,114	2,983,307
Other property and investments	118,089	124,781
Current assets:
Cash and cash equivalents	26,775	26,399
Accounts receivable, net of allowances	105,809	168,829
Accrued utility revenue	32,600	72,600
Income taxes receivable, net	24,190	32,069
Deferred income taxes	-	14,902
Prepaids and other current assets	69,925	123,277
Total current assets	259,299	438,076
Deferred charges and other assets	280,909	274,220
Total assets	$3,681,411	$3,820,384

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued
and outstanding - 44,798,826 and 44,191,535 shares)	$46,429	$45,822
Additional paid-in capital	783,979	770,463
Accumulated other comprehensive income (loss), net	(19,013)	(19,426)
Retained earnings	268,948	240,982
Total equity	1,080,343	1,037,841
Subordinated debentures due to Southwest Gas Capital II	100,000	100,000
Long-term debt, less current maturities	1,122,883	1,185,474
Total capitalization	2,303,226	2,323,315
Current liabilities:
Current maturities of long-term debt	5,115	7,833
Short-term debt	-	55,000
Accounts payable	67,968	191,434
Customer deposits	85,316	83,468
Accrued general taxes	35,864	41,490
Accrued interest	19,175	19,699
Deferred income taxes	2,298	-
Deferred purchased gas costs	82,217	33,073
Other current liabilities	78,148	77,898
Total current liabilities	376,101	509,895
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	389,166	387,539
Taxes payable	3,272	3,480
Accumulated removal costs	179,000	169,000
Other deferred credits	430,646	427,155
Total deferred income taxes and other credits	1,002,084	987,174
Total capitalization and liabilities	$3,681,411	$3,820,384

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2009

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED		TWELVE MONTHS ENDED
	JUNE 30,		JUNE 30,		JUNE 30,
	2009	2008	2009	2008	2009	2008
Operating revenues:
Gas operating revenues	$316,744	$353,003	$951,850	$1,094,303	$1,648,942	$1,837,821
Construction revenues	70,904	94,301	125,660	166,608	312,400	354,925
Total operating revenues	387,648	447,304	1,077,510	1,260,911	1,961,342	2,192,746
Operating expenses:
Net cost of gas sold	167,685	204,580	563,495	705,279	914,193	1,098,845
Operations and maintenance	86,846	83,603	171,508	168,809	341,359	332,392
Depreciation and amortization	47,727	48,208	96,249	95,478	194,490	187,915
Taxes other than income taxes	9,504	9,616	19,615	19,810	36,585	36,958
Construction expenses	61,201	83,041	109,229	148,594	272,380	311,125
Total operating expenses	372,963	429,048	960,096	1,137,970	1,759,007	1,967,235
Operating income	14,685	18,256	117,414	122,941	202,335	225,511
Other income and (expenses):
Net interest deductions	(18,784)	(21,390)	(37,374)	(43,258)	(79,035)	(88,461)
Net interest deductions on subordinated debentures	(1,932)	(1,932)	(3,865)	(3,864)	(7,730)	(7,728)
Other income (deductions)	2,452	(615)	748	(2,082)	(10,576)	(2,235)
Total other income and (expenses)	(18,264)	(23,937)	(40,491)	(49,204)	(97,341)	(98,424)
Income (loss) before income taxes	(3,579)	(5,681)	76,923	73,737	104,994	127,087
Income tax expense (benefit)	(2,985)	(2,956)	27,536	27,310	41,061	46,841
Net income (loss)	$(594)	$(2,725)	$49,387	$46,427	$63,933	$80,246

Basic earnings (loss) per share	$(0.01)	$(0.06)	$1.11	$1.08	$1.45	$1.87
Diluted earnings (loss) per share	$(0.01)	$(0.06)	$1.10	$1.07	$1.44	$1.86
Dividends declared per share	$0.2375	$0.225	$0.475	$0.45	$0.925	$0.88

Average number of common shares outstanding	44,730	43,324	44,578	43,168	44,176	42,865
Average shares outstanding (assuming dilution)	-	-	44,848	43,466	44,461	43,186

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2009

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	SIX MONTHS ENDED		TWELVE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$49,387	$46,427	$63,933	$80,246
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	96,249	95,478	194,490	187,915
Deferred income taxes	18,573	9,211	45,497	51,664
Changes in current assets and liabilities:
Accounts receivable, net of allowances	63,020	64,032	33,819	1,972
Accrued utility revenue	40,000	41,200	1,100	(600)
Deferred purchased gas costs	49,144	19,391	50,684	48,617
Accounts payable	(123,466)	(122,684)	(30,079)	(9,885)
Accrued taxes	2,045	7,493	(27,285)	(38,444)
Other current assets and liabilities	54,211	47,451	3,124	2,879
Gains on sale	(1,910)	(1,674)	(2,304)	(2,198)
Changes in undistributed stock compensation	2,848	2,777	3,896	3,891
AFUDC and property-related changes	(758)	(201)	(1,118)	(617)
Changes in other assets and deferred charges	(8,071)	(9,313)	1,237	(14,151)
Changes in other liabilities and deferred credits	8,156	3,308	9,286	4,694
Net cash provided by operating activities	249,428	202,896	346,280	315,983

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(116,598)	(153,609)	(263,206)	(320,401)
Changes in customer advances	(3,400)	4,875	(4,231)	13,750
Return of exchange fund deposit	-	28,000	-	28,000
Miscellaneous inflows	4,591	14,386	7,861	15,654
Miscellaneous outflows	(3,486)	(2,515)	(3,664)	(21,239)
Net cash used in investing activities	(118,893)	(108,863)	(263,240)	(284,236)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	11,172	16,245	30,318	28,943
Dividends paid	(20,620)	(19,003)	(40,322)	(37,308)
Issuance of long-term debt	-	32,427	71,448	94,069
Retirement of long-term debt	(6,711)	(30,182)	(175,220)	(116,684)
Change in long-term portion of credit facility	(59,000)	(100,000)	41,000	(5,000)
Change in short-term debt	(55,000)	(9,000)	-	-
Net cash used in financing activities	(130,159)	(109,513)	(72,776)	(35,980)

Change in cash and cash equivalents	376	(15,480)	10,264	(4,233)
Cash at beginning of period	26,399	31,991	16,511	20,744

Cash at end of period	$26,775	$16,511	$26,775	$16,511

Supplemental information:
Interest paid, net of amounts capitalized	$40,676	$46,207	$85,680	$95,837
Income taxes paid	1,091	3,693	19,870	30,724

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2009

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

Basis of Presentation.  The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2008 Annual Report to Shareholders, which is incorporated by reference into the 2008 Form 10-K, and the first quarter 2009 Form 10-Q.

Intercompany Transactions.  NPL recognizes revenues generated from contracts with Southwest (see Note 3 below). Accounts receivable for these services were $4.6 million at June 30, 2009 and $6.6 million at December 31, 2008. The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71,“Accounting for the Effects of Certain Types of Regulation.”

Other Income (Deductions).  The following table provides the composition of significant items included in Other income (deductions) on the consolidated statements of income (thousands of dollars):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008

Change in COLI policies	$3,667	$(500)	$2,073	$(2,600)	$(7,368)	$(3,245)
Interest income	71	981	215	1,781	646	3,313
Miscellaneous income and (expense)	(1,286)	(1,096)	(1,540)	(1,263)	(3,854)	(2,303)

Total other income (deductions)	$2,452	$(615)	$748	$(2,082)	$(10,576)	$(2,235)

Included in the table above is the change in cash surrender values of company-owned life insurance (“COLI”) policies.  These life insurance policies on members of management and other key employees are used by Southwest to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans.  Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds.  Therefore, the change in the cash surrender value components of COLI policies as they progress toward the ultimate death benefits are also recorded without tax consequences.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2009

Reclassifications.  Certain reclassifications have been made to the prior year’s financial information to present it on a basis comparable with the current year’s presentation.  None of the reclassifications affected previously reported net income.

Recently Issued Accounting Pronouncements.  In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” which requires companies to enhance disclosures about the plan assets of a defined benefit pension or other postretirement plan.  Companies will be required to disclose how investment decisions are made, the major plan asset categories, the inputs and valuation techniques used to measure the fair value of plan assets, the level within the fair value hierarchy in which the fair value measurements in their entirety fall, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentrations of risk within plan assets.  The provisions of FSP SFAS No. 132(R)-1 are effective for the Company beginning with 2009 year-end financial statement reports.  The Company is evaluating what impact this standard might have on its disclosures.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of SFAS No. 140” which eliminates the qualifying special purpose entity concept and the related exception from consolidation, limits derecognition of financial assets when control still exists, and requires enhanced disclosures.  For the Company, SFAS No. 166 will be effective prospectively for new transfers of financial assets beginning January 2010.  The Company is evaluating what impact, if any, this standard might have on its financial position or disclosures.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” which changes the methodology for determining the primary beneficiary of a variable interest entity.  This methodology change could cause an entity to consolidate a previously unconsolidated variable interest entity or deconsolidate a previously consolidated variable interest entity if the primary beneficiary has changed under the new guidance.  Entities will have the option to adopt retrospectively or through cumulative effect.  Enhanced disclosures are also required.  The Company currently does not consolidate Southwest Gas Capital II (“Trust II”), a wholly owned subsidiary, which was created as a financing trust for the sole purpose of issuing preferred trust securities for the benefit of the Company.  Although the Company owns 100 percent of the common voting securities of Trust II, under Interpretation No. 46 “Consolidation of Variable Interest Entities (revised December 2003)”, the Company is not considered the primary beneficiary and therefore Trust II is not consolidated.  SFAS No. 167 will be effective for the Company in January 2010.  The Company is evaluating the potential impacts of the standard.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”.  The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB.  On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non authoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon adoption in the third quarter of 2009, any direct references to U.S. GAAP in the Company’s quarterly and annual reports will refer to the Codification or U.S. GAAP, as the Codification is defined, instead of the original accounting pronouncements.

Subsequent Events.  Management of the Company monitors significant events occurring after the balance sheet date and prior to the issuance of the financial statements to determine the impacts, if any, of events on the financial statements to be issued.  All subsequent events of which management is aware were evaluated through August 4, 2009, the date these financial statements were issued.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2009

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

	Qualified Retirement Plan
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2009	2008	2009	2008	2009	2008
(Thousands of dollars)
Service cost	$3,847	$4,027	$7,695	$8,054	$15,749	$16,300
Interest cost	8,632	8,123	17,263	16,245	33,509	30,867
Expected return on plan assets	(8,806)	(8,678)	(17,611)	(17,356)	(34,969)	(33,870)
Amortization of prior service costs (credits)	-	(3)	(1)	(5)	(7)	(11)
Amortization of net loss	1,064	776	2,127	1,552	3,679	4,056
Net periodic benefit cost	$4,737	$4,245	$9,473	$8,490	$17,961	$17,342

	SERP
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2009	2008	2009	2008	2009	2008
(Thousands of dollars)
Service cost	$49	$24	$98	$49	$146	$125
Interest cost	516	511	1,032	1,021	2,052	1,995
Amortization of net loss	227	249	454	498	953	1,064
Net periodic benefit cost	$792	$784	$1,584	$1,568	$3,151	$3,184

	PBOP
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2009	2008	2009	2008	2009	2008
(Thousands of dollars)
Service cost	$182	$183	$364	$366	$728	$772
Interest cost	592	581	1,185	1,162	2,347	2,314
Expected return on plan assets	(400)	(535)	(801)	(1,070)	(1,869)	(2,142)
Amortization of transition obligation	217	217	434	434	867	867
Amortization of net loss	109	-	217	-	217	28
Net periodic benefit cost	$700	$446	$1,399	$892	$2,290	$1,839

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2009

Note 3 – Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas	Construction
	Operations	Services	Total
Three months ended June 30, 2009
Revenues from external customers	$316,744	$57,189	$373,933
Intersegment revenues	-	13,715	13,715
Total	$316,744	$70,904	$387,648
Segment net income (loss)	$(2,736)	$2,142	$(594)

Three months ended June 30, 2008
Revenues from external customers	$353,003	$78,194	$431,197
Intersegment revenues	-	16,107	16,107
Total	$353,003	$94,301	$447,304
Segment net income (loss)	$(4,907)	$2,182	$(2,725)

Six months ended June 30, 2009
Revenues from external customers	$951,850	$98,784	$1,050,634
Intersegment revenues	-	26,876	26,876
Total	$951,850	$125,660	$1,077,510
Segment net income	$47,116	$2,271	$49,387

Six months ended June 30, 2008
Revenues from external customers	$1,094,303	$137,524	$1,231,827
Intersegment revenues	-	29,084	29,084
Total	$1,094,303	$166,608	$1,260,911
Segment net income	$44,426	$2,001	$46,427

Twelve months ended June 30, 2009
Revenues from external customers	$1,648,942	$251,478	$1,900,420
Intersegment revenues	-	60,922	60,922
Total	$1,648,942	$312,400	$1,961,342
Segment net income	$56,437	$7,496	$63,933

Twelve months ended June 30, 2008
Revenues from external customers	$1,837,821	$288,304	$2,126,125
Intersegment revenues	-	66,621	66,621
Total	$1,837,821	$354,925	$2,192,746
Segment net income	$71,147	$9,099	$80,246

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2009

Note 4 – Comprehensive Income

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008
	(Thousands of dollars)

Net income (loss)	$(594)	$(2,725)	$49,387	$46,427	$63,933	$80,246
Net actuarial gain (loss) arising during period,
less amortization of unamortized benefit plan
cost, net of tax	206	203	413	405	(6,568)	732
Comprehensive income (loss)	$(388)	$(2,522)	$49,800	$46,832	$57,365	$80,978

Tax expense (benefit) related to the net actuarial gain (loss) arising during the period, less amortization of unamortized benefit plan cost, for the three months, six months, and twelve months ended June 30, 2009 was $128,000, $254,000, and $(4 million), respectively.  Tax expense related to the net actuarial gain arising during the period, less amortization of unamortized benefit plan cost for the three months, six months, and twelve months ended June 30, 2008 was $124,000, $248,000, and $448,000, respectively.  Total accumulated other comprehensive loss as of June 30, 2009 was $19 million, net of $11.7 million of tax, and was composed entirely of unamortized benefit plan costs.

Note 5 – Common Stock

During the six months ended June 30, 2009, the Company issued approximately 607,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”), Employee Investment Plan, Restricted Stock/Unit Plan, and Management Incentive Plan.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2009

Note 6 – Long-Term Debt

Carrying amounts of the Company’s long-term debt and their related estimated fair values as of June 30, 2009 and December 31, 2008 are disclosed in the following table.  The fair value of the revolving credit facility and the variable-rate IDRBs approximates carrying value.  Market values for the debentures, fixed-rate IDRBs, and other indebtedness were determined based on dealer quotes using trading records for June 30, 2009 and December 31, 2008, as applicable, and other secondary sources which are customarily consulted for data of this kind.  The fair values for certain securities disclosed for June 30, 2009 and December 31, 2008 reflect the impacts of a constrained securities market and may differ significantly from those determined in a normal functioning credit market.

	June 30, 2009		December 31, 2008
	Carrying	Market	Carrying	Market
	Amount	Value	Amount	Value
(Thousands of dollars)
Debentures:
Notes, 8.375%, due 2011	$200,000	$211,414	$200,000	$206,200
Notes, 7.625%, due 2012	200,000	214,068	200,000	203,880
8% Series, due 2026	75,000	82,216	75,000	79,163
Medium-term notes, 7.59% series, due 2017	25,000	26,650	25,000	25,560
Medium-term notes, 7.78% series, due 2022	25,000	26,818	25,000	25,793
Medium-term notes, 7.92% series, due 2027	25,000	27,246	25,000	26,245
Medium-term notes, 6.76% series, due 2027	7,500	7,287	7,500	7,004
Unamortized discount	(2,523)		(2,837)
	554,977		554,663
Revolving credit facility and commercial paper, due 2012	91,000	91,000	150,000	150,000
Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
Fixed-rate bonds:
6.10% 1999 Series A, due 2038	12,410	10,565	12,410	9,375
5.95% 1999 Series C, due 2038	14,320	11,914	14,320	10,585
5.55% 1999 Series D, due 2038	8,270	6,469	8,270	5,752
5.45% 2003 Series C, due 2038	30,000	30,574	30,000	32,966
5.25% 2003 Series D, due 2038	20,000	12,932	20,000	15,859
5.80% 2003 Series E, due 2038	15,000	15,190	15,000	15,006
5.25% 2004 Series A, due 2034	65,000	50,872	65,000	43,929
5.00% 2004 Series B, due 2033	31,200	23,663	31,200	24,278
4.85% 2005 Series A, due 2035	100,000	71,770	100,000	62,862
4.75% 2006 Series A, due 2036	24,855	17,246	24,855	18,316
Unamortized discount	(3,537)		(3,605)
	467,518		467,450
Other	14,503	14,438	21,194	20,993
	1,127,998		1,193,307
Less: current maturities	(5,115)		(7,833)
Long-term debt, less current maturities	$1,122,883		$1,185,474

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2009

Note 7 – Derivatives and Fair Value Measurements

In managing its natural gas supply portfolios, Southwest has historically entered into fixed and variable-price contracts, which qualify as derivatives.  In 2008, Southwest also began utilizing fixed-for-floating swap contracts (“Swaps”) to supplement its fixed-price contracts.  The fixed-price contracts, firm commitments to purchase a fixed amount of gas in the future at a fixed price, qualify for the normal purchases and normal sales exception that is allowed for contracts that are probable of delivery in the normal course of business and are exempt from fair value provisions.  The variable-price contracts have no significant market value.  Swaps are subject to the fair value provisions and must be recorded at fair value.

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on approximately 50 percent of its natural gas portfolios.  The maturities of the Swaps highly correlate to actual purchases of natural gas, during timeframes ranging from July 2009 through October 2010.  Under such contracts, Southwest pays the counterparty at a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas.  Only the net differential is actually paid or received.  The differential is calculated based on the notional amounts under the contracts (approximately 15.8 million dekatherms at June 30, 2009 and 6.5 million dekatherms at December 31, 2008).  Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

The following table sets forth the gains and (losses) recognized on the Company's Swaps (derivatives) for the three months and six months ended June 30, 2009 and their location in the income statement (thousands of dollars):

Derivatives not designated as hedging instruments:

	Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on
	Income on Derivative	Derivative
		Three Months Ended		Six Months Ended
		June 30, 2009		June 30, 2009

Swaps	Net cost of gas sold	$1,686		$(7,282)
Swaps	Net cost of gas sold	(1,686	) *	7,282 *
Total		$-		$-

* Represents the impact of regulatory deferral accounting treatment under U.S. GAAP for rate-regulated utilities.

The estimated fair values of the derivatives were determined using future natural gas index prices (as more fully described below).  The Company has master netting arrangements with each counterparty that provide for the net settlement of all contracts through a single payment.  As applicable, the Company has elected to reflect the net amounts in its balance sheets.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2009

The following table sets forth the fair values of the Company's Swaps (derivatives) and their location in the balance sheets (thousands of dollars):
Derivatives not designated as hedging instruments:

June 30, 2009		Asset	Liability
	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Deferred charges and other assets	$815	$(21)	$794
Swaps	Other current liabilities	659	(8,921)	(8,262)
Swaps	Other deferred credits	37	(318)	(281)
Total		$1,511	$(9,260)	$(7,749)

December 31, 2008		Asset	Liability
	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Deferred charges and other assets	$380	$(88)	$292
Swaps	Other current liabilities	-	(14,440)	(14,440)
Total		$380	$(14,528)	$(14,148)

Pursuant to regulatory deferral accounting treatment for rate-regulated utilities, Southwest records the unrealized gains and losses in fair value of the Swaps as a regulatory asset and/or liability.  When the Swaps settle, Southwest reverses any prior positions held and records the settled position as an increase or decrease of purchased gas under the related purchased gas adjustment (“PGA”) mechanism in determining its deferred PGA balances.  During the three months and six months ended June 30, 2009, Southwest paid counterparties $2.1 million and $13.7 million, respectively, in settlements of matured Swaps.  Neither changes in the fair value of the Swaps nor settled amounts have a direct effect on earnings or other comprehensive income.  At June 30, 2009, regulatory assets/liabilities offsetting the amounts in the above table were recorded in Prepaids and other current assets ($8.3 million), Deferred charges and other assets ($281,000), and Other deferred credits ($794,000).  At December 31, 2008, regulatory assets/liabilities offsetting the amounts in the above table were recorded in Prepaids and other current assets ($14.4 million) and Other deferred credits ($292,000).

The estimated fair values of Southwest’s Swaps were determined at June 30, 2009 using NYMEX futures settlement prices for delivery of natural gas at Henry Hub adjusted by the price of NYMEX ClearPort basis Swaps, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measure.

The following table sets forth, by level within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability, the Company's financial assets and liabilities that were accounted for at fair value as of June 30, 2009 and December 31, 2008:

Level 2 - Significant other observable inputs

(Thousands of dollars)	June 30, 2009	December 31, 2008

Assets at fair value:
Deferred charges and other assets - swaps	$794	$292

Liabilities at fair value:
Other current liabilities - swaps	(8,262)	(14,440)
Other deferred credits - swaps	(281)	-

Net Assets (Liabilities)	$(7,749)	$(14,148)

No financial assets or liabilities fell within Level 1 or Level 3 of the fair value hierarchy.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2009

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

On a seasonally adjusted basis as of June 30, 2009, Southwest had 1,809,000 residential, commercial, industrial, and other natural gas customers, of which 978,000 customers were located in Arizona, 653,000 in Nevada, and 178,000 in California.  Residential and commercial customers represented over 99 percent of the total customer base.  During the twelve months ended June 30, 2009, 54 percent of operating margin was earned in Arizona, 34 percent in Nevada, and 12 percent in California.  During this same period, Southwest earned 86 percent of operating margin from residential and small commercial customers, 5 percent from other sales customers, and 9 percent from transportation customers.  These general patterns are expected to continue.

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

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as the MD&A, included in the 2008 Annual Report to Shareholders, which is incorporated by reference into the 2008 Form 10-K, and the first quarter 2009 Form 10-Q.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2009

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

Summary Operating Results
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2009	2008	2009	2008	2009	2008
	(In thousands, except per share amounts)

Contribution to net income (loss)
Natural gas operations	$(2,736)	$(4,907)	$47,116	$44,426	$56,437	$71,147
Construction services	2,142	2,182	2,271	2,001	7,496	9,099
Net income (loss)	$(594)	$(2,725)	$49,387	$46,427	$63,933	$80,246

Average number of common
shares outstanding	44,730	43,324	44,578	43,168	44,176	42,865

Basic earnings (loss) per share
Consolidated	$(0.01)	$(0.06)	$1.11	$1.08	$1.45	$1.87

Natural Gas Operations
Operating margin	$149,059	$148,423	$388,355	$389,024	$734,749	$738,976

Contribution to consolidated net income (loss) from natural gas operations improved $2.2 million in the second quarter of 2009 compared to same period in 2008.  The improvement in contribution primarily resulted from a $3.7 million increase in the cash surrender values of COLI policies in the second quarter of 2009 compared to a $500,000 decline in the second quarter of 2008.  The construction services contribution was relatively consistent between quarters.

2nd Quarter 2009 Overview

    Gas operations highlights include the following:
•
Operating margin increased approximately $1 million, or less than 1 percent, compared to the prior-year’s quarter as the positive impact of rate changes ($4 million) was substantially offset by the negative impacts of conservation/energy efficiencies ($2 million) and weather ($1 million)

•	Operating expenses increased three percent between quarters
•	Significant increase in COLI cash surrender values
•	Net financing costs decreased $2.4 million between quarterly periods
•	Liquidity position remains strong
•	Nevada general rate case filing progressing on schedule

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2009

Customers.  During the twelve months ended June 30, 2009, Southwest completed 25,000 first-time meter sets.  These meter sets led to just 3,000 net additional active meters between June 2008 and June 2009 on a seasonally adjusted basis.  The difference between first-time meter sets and incremental active meters indicates a continuing build-up of unoccupied homes, continuing a trend first experienced during 2007.  Southwest is projecting continued sluggish net growth (1% or less) for 2009 as high foreclosure rates and recessionary conditions persist throughout its service territories.  Once housing supply and demand come back into balance, Southwest expects to experience a correction in which customer additions exceed first-time meter sets.  Although management cannot predict the timing of a turn around, it is not likely to occur in the near term.

Weather.  The rate structures in each of Southwest’s three states provide varying levels of protection from risks that drive operating margin volatility, particularly weather risk.  During the first six months of 2009, the estimated weather impact on operating margin was a reduction of $17 million, including $13 million from the first quarter when Arizona experienced one of its warmest winters in 100 years.  For comparison purposes, during the first half of 2008, weather resulted in an estimated favorable operating margin impact of $1 million.

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

Conservation, Energy Efficiencies, and Economic Impacts on Consumption.  A significant portion of Southwest’s operating margin (primarily in Arizona and partially in Nevada) is recognized based on the volumetric usage of its customers. Historically the impacts of this rate design methodology have been most pronounced when temperatures varied from normal levels.  Over the longer-term, average usage has also declined due to new home construction practices and energy efficient appliances.  Recently, the continued downturn in the economy and associated pro-active conservation efforts have resulted in an unprecedented drop in average per-customer usage.  For the quarter and six months ended June 30, 2009, the estimated impact of these non-weather-related volumetric declines was a reduction to operating margin of $2 million and $8 million, respectively.  Management expects this trend to continue until economic conditions improve.  The decoupling methodology requested in the recent Nevada rate case, if approved as proposed, would mitigate this impact in Nevada.  Management continues to work with regulators in Arizona to establish a decoupling methodology that would allow the Company to support and encourage conservation efforts without jeopardizing the recognition of authorized operating margin.

Company-Owned Life Insurance (“COLI”).  Southwest has life insurance policies on members of management and other key employees to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans.  The COLI policies have a combined net death benefit value of approximately $137 million at June 30, 2009.  The net cash surrender value of these policies (which is the cash amount that would be received if Southwest voluntarily terminated the policies) is approximately $51 million at June 30, 2009 and is included in the caption “Other property and investments” on the balance sheet.  Policies with approximately $2.3 million of additional cash surrender value were purchased in the second quarter of 2009.  Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies.  This portfolio includes both equity and fixed income (mutual fund) investments.  As a result, generally the cash surrender value (but not the net death benefit) moves up and down consistent with the movements in the broader stock and bond markets.  See the Other Income (Deductions) section of Note 1 - Nature of Operations and Basis of Presentation for additional details.  Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds.  Therefore, the changes in the cash surrender value components of COLI policies as they progress toward the ultimate death benefits are also recorded without tax consequences.  Currently, the Company intends to hold the COLI policies for their duration and purchase additional policies as necessary.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2009

Liquidity.  During 2008, significant attention was paid to companies’ liquidity and credit risks.  Focus on these risks will likely continue given the current national economic environment.  The Company has experienced no significant impacts to its liquidity position from the ongoing credit crisis.  Southwest believes its liquidity position remains strong for several reasons.  First, Southwest has a $300 million credit facility maturing in May 2012, $150 million of which is designated for working capital needs.  The facility is composed of eight major banking institutions.  Historically, usage of the facility has been low and concentrated in the first half of the winter heating period when gas purchases require temporary financing.  Second, natural gas prices have remained low and beneficial rate mechanisms have resulted in steady gas-cost related operating cash flows.  Third, Southwest has no significant debt maturities prior to February 2011.  Because of Southwest’s strong liquidity position, in December 2008, Southwest was able to take advantage of the current credit market by repurchasing $75 million of IDRBs at a net deferred gain of $14 million.

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
June 30, 2009

Results of Natural Gas Operations

Quarterly Analysis
	Three Months Ended
	June 30,
	2009	2008
	(Thousands of dollars)
Gas operating revenues	$316,744	$353,003
Net cost of gas sold	167,685	204,580
Operating margin	149,059	148,423
Operations and maintenance expense	86,846	83,603
Depreciation and amortization	41,873	41,297
Taxes other than income taxes	9,504	9,616
Operating income	10,836	13,907
Other income (expense)	2,423	(636)
Net interest deductions	18,531	20,938
Net interest deductions on subordinated debentures	1,932	1,932
Income (loss) before income taxes	(7,204)	(9,599)
Income tax expense (benefit)	(4,468)	(4,692)
Contribution to consolidated net income (loss)	$(2,736)	$(4,907)

Contribution to consolidated net income from natural gas operations improved $2.2 million in the second quarter of 2009 compared to 2008.  The improvement in contribution reflects higher other income and operating margin and the benefit of lower financing costs, partially offset by an increase in operating expenses.

Operating margin increased by approximately $1 million in the second quarter of 2009 compared to the second quarter of 2008.  Net rate changes positively impacted margin by approximately $4 million, consisting of rate relief of $6 million in Arizona and $1 million in California, partially offset by a $3 million decrease related to the return to a seasonal margin methodology in California.  Conservation resulting from current economic conditions and energy efficiency negatively impacted operating margin by $2 million.  Weather changes between quarters resulted in a $1 million margin decrease as somewhat warmer-than-normal temperatures were experienced during both quarters.  Customer growth was not a factor as only 3,000 net new customers (on a comparative seasonally adjusted basis) were added during the last twelve months.

Operations and maintenance expense increased $3.2 million, or four percent, principally due to the impact of general cost increases.

Depreciation expense increased approximately $600,000, or one percent, as a result of additional plant in service, partially offset by lower depreciation rates in California in 2009.  Average gas plant in service for the current period increased $203 million, or five percent, compared to the corresponding period a year ago.  This was attributable to the upgrade of existing operating facilities and the expansion of the system.

Other income increased $3.1 million between quarters as the cash surrender values of COLI policies increased by $3.7 million in the second quarter of 2009 compared to a reduction of $500,000 in the prior-year quarter, partially offset by lower interest income.

Net financing costs decreased $2.4 million between the second quarters of 2009 and 2008 primarily due to lower average debt outstanding, including the redemption of $75 million of long-term debt in December 2008, and reduced interest rates associated with Southwest’s commercial credit and other variable-rate facilities.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2009

Six-Month Analysis
	Six Months Ended
	June 30,
	2009	2008
	(Thousands of dollars)
Gas operating revenues	$951,850	$1,094,303
Net cost of gas sold	563,495	705,279
Operating margin	388,355	389,024
Operations and maintenance expense	171,508	168,809
Depreciation and amortization	84,212	81,942
Taxes other than income taxes	19,615	19,810
Operating income	113,020	118,463
Other income (expense)	637	(2,162)
Net interest deductions	36,713	42,290
Net interest deductions on subordinated debentures	3,865	3,864
Income before income taxes	73,079	70,147
Income tax expense	25,963	25,721
Contribution to consolidated net income	$47,116	$44,426

Contribution to consolidated net income from natural gas operations increased $2.7 million in the first six months of 2009 compared to the same period a year ago. The increase in contribution was primarily caused by reduced financing costs and increased other income, partially offset by increased operating expenses.

Operating margin was relatively flat in the first six months of 2009 compared to the first six months of 2008.  Positive impacts to operating margin from rate relief and rate changes were nearly $26 million, consisting of rate relief of $15 million in Arizona and $2 million in California and nearly $9 million related to the return to a seasonal margin methodology in California.  Differences in heating demand, caused primarily by weather variations, negatively impacted operating margin by approximately $18 million as overall temperatures in the current period were significantly warmer than normal ($17 million), while temperatures were somewhat colder than normal ($1 million) in the corresponding period in 2008.  Energy efficiency and conservation resulting from the sluggish economy negatively impacted operating margin by an estimated $8 million.  Customer changes had a nominal impact on operating margin.

Operations and maintenance expense increased $2.7 million, or two percent, principally due to the impact of general cost increases.  Labor efficiencies, including those from the conversion to electronic meter reading, mitigated the increase in operations and maintenance expense.

Depreciation expense increased $2.3 million, or three percent, as a result of construction activities, partially offset by lower depreciation rates in California in 2009.  Average gas plant in service increased $208 million, or five percent, as compared to the first six months of 2008.  The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system.

Other income increased $2.8 million between periods as the cash surrender values of COLI policies increased by $2.1 million in the first half of 2009 compared to a reduction of $2.6 million in the first half of 2008, partially offset by a $1.6 million decrease in interest income.

Net financing costs decreased $5.6 million between the first six months of 2009 and the same period in 2008 primarily due to lower average debt outstanding, including the redemption of $75 million of long-term debt in December 2008, and reduced interest rates associated with Southwest’s commercial credit and other variable-rate facilities.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2009

Twelve-Month Analysis
	Twelve Months Ended
	June 30,
	2009	2008
	(Thousands of dollars)
Gas operating revenues	$1,648,942	$1,837,821
Net cost of gas sold	914,193	1,098,845
Operating margin	734,749	738,976
Operations and maintenance expense	341,359	332,392
Depreciation and amortization	168,607	161,426
Taxes other than income taxes	36,585	36,958
Operating income	188,198	208,200
Other income (expense)	(10,670)	(2,336)
Net interest deductions	77,519	86,263
Net interest deductions on subordinated debentures	7,730	7,728
Income before income taxes	92,279	111,873
Income tax expense	35,842	40,726
Contribution to consolidated net income	$56,437	$71,147

Contribution to consolidated net income from natural gas operations decreased $14.7 million in the current twelve-month period compared to the same period a year ago.  The decline in contribution was primarily caused by lower other income, higher operating expenses, and lower operating margin, partially offset by reduced financing costs.

Operating margin decreased a net $4 million between periods.  Rate relief and rate changes provided $28 million of operating margin, consisting of rate relief of $17 million in Arizona and $2 million in California, and nearly $9 million of timing differences related to the return to a seasonal margin methodology in California.  Customer growth contributed $2 million in operating margin.  Differences in heating demand caused primarily by weather variations between periods resulted in a $22 million operating margin decrease as warmer-than-normal temperatures were experienced during both periods (during the twelve-month period of 2009, operating margin was negatively impacted by $29 million, while the negative impact in the twelve-month period of 2008 was $7 million).  Conservation resulting from current economic conditions and energy efficiency negatively impacted operating margin by $12 million.

Operations and maintenance expense increased $9 million, or three percent, principally due to the impact of general cost increases.  Labor efficiencies, primarily from the conversion to electronic meter reading and other cost containment efforts, mitigated the increase in operations and maintenance expense.

Depreciation expense increased $7.2 million, or four percent, as a result of additional plant in service.  Average gas plant in service for the twelve-month period of 2009 increased $223 million, or six percent, as compared to the twelve-month period of 2008.  This was attributable to the upgrade of existing operating facilities and the expansion of the system.

Other income decreased $8.3 million between the twelve-month periods of 2009 and 2008.  This was primarily due to a $7.4 million decline in the cash surrender values of COLI policies in the current period compared to cash surrender value declines in the prior period of $3.2 million and a $2.7 million reduction in interest income between the twelve-month periods primarily due to the recovery of previously deferred purchased gas cost receivables.

Net financing costs decreased $8.7 million between the twelve-month periods of 2009 and 2008 primarily due to lower average debt outstanding and reduced interest rates associated with Southwest’s commercial credit and other variable-rate facilities.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2009

Results of Construction Services

Contribution to consolidated net income from construction services for the three months ended June 30, 2009 decreased $40,000 compared to the same period of 2008.  The reduction was primarily due to reduced revenues, partially offset by lower operating and finance costs.  Gains on sales of equipment were relatively flat between the comparative quarterly periods.

Revenues decreased $23.4 million due primarily to a reduction in new construction work.  The reduced workload resulted in a corresponding decrease in construction expenses ($21.8 million). In addition, lower fuel and fuel-related expenses and cost-saving initiatives contributed to the decline in construction expenses.  Interest expense decreased $199,000 between periods due to a reduction in long-term borrowings.

Contribution to consolidated net income from construction services for the six months ended June 30, 2009 increased $270,000 compared to the same period of 2008.  The improvement was primarily due to lower financing costs and increased gains on equipment sales between periods.  Gains on sales of equipment were $1.9 million for the six months ended June 30, 2009 and $1.7 million for the corresponding period of 2008.

Revenues decreased $40.9 million due primarily to a reduction in new construction work.  Construction expenses decreased $39.4 million between periods primarily due to the reduced workload, lower fuel and fuel-related expenses and cost-saving initiatives.  Interest expense declined $307,000 between periods due to a reduction in long-term borrowings.

Contribution to consolidated net income from construction services for the twelve-month period of 2009 decreased $1.6 million compared to the same period of 2008.  This decrease was due primarily to a reduction in the volume of new construction work.  Higher fuel cost and fuel-related expenses in the third quarter of 2008 also contributed to the decrease in contribution.  Gains on sales of equipment were $2.3 million for the twelve-month period of 2009 and $2.2 million for the twelve-month period of 2008.

Revenues decreased $42.5 million due primarily to a reduction in the volume of higher-margin new construction work resulting from the general slow down in the new housing market.  New construction work has been largely replaced by infrastructure maintenance and improvement work, which generally yields lower profit margins.  There was also a decrease in the amount of work from existing blanket contracts.  Construction expenses decreased $38.7 million due primarily to the reduction in construction work, partially offset by the higher fuel and fuel-related expenses noted above.

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

Rates and Regulatory Proceedings

California General Rate Cases.  Effective January 2009 Southwest received general rate relief in California.  The California Public Utilities Commission (“CPUC”) decision authorized an overall increase of $2.8 million in 2009 with an additional $400,000 deferred to 2010.  In addition, attrition increases were approved to be effective for the years 2010-2013 of 2.95% in southern and northern California and $100,000 per year for the South Lake Tahoe rate jurisdiction.  The CPUC also authorized a return to a seasonal margin methodology which will result in significant quarterly swings in reported operating margin (2009 versus 2008).  In addition to the comparative operating margin increase of $10.8 million recognized in the first half of 2009, a decrease of $9 million in the third quarter and an increase of $1 million for the fourth quarter of 2009 are expected.  The CPUC also authorized lower depreciation rates which reduce annualized depreciation expense by $3 million.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2009

Nevada General Rate Case.  Southwest filed a general rate application with the Public Utilities Commission of Nevada (“PUCN”) in April 2009 requesting an increase in authorized operating revenues of $28.8 million, or 5.9 percent in the Company’s southern Nevada rate jurisdiction and $1.7 million, or 1.4 percent in the northern Nevada rate jurisdiction. The Company is also seeking to implement a decoupled rate structure based on recently established PUCN regulations that will help stabilize operating margin and allow the Company to more aggressively pursue customer conservation opportunities through implementation of substantive conservation and energy efficiency programs.  The proceeding is currently in the discovery phase.  Testimony from PUCN staff, Department of Ratepayer Advocates, and intervenors is due in August 2009.  Hearings are scheduled for September, with an Order and new rates expected in the fourth quarter of 2009.  Southwest's last general rate increase occurred in 2004.

FERC General Rate Case.  Paiute Pipeline Company, a subsidiary of the Company, filed a general rate case with the Federal Energy Regulatory Commission (“FERC”) in February 2009.  The filing fulfills an obligation from the settlement agreement reached in the 2005 Paiute general rate case.  The application requests an increase in operating revenues of approximately $3.9 million.  The proceeding is currently in the discovery phase.  New rates are anticipated to go into effect subject to refund within 180 days of filing.

Arizona energy efficiency and decoupling proceeding.  The Arizona Corporation Commission (“ACC”) recently convened a series of workshops to evaluate “rate and regulatory incentives” and establish standards to promote energy efficiency and conservation for utility customers.  In conjunction with these workshops, Southwest and other interested parties submitted proposed regulations to the ACC in June 2009.  Rate designs which would decouple revenues from customer usage have been the topic of much discussion in the proceeding, and were incorporated in several of the parties’ draft regulations.  The ACC Staff is reviewing the proposals and will develop a draft regulation for consideration by the ACC.  A final decision in the matter may be made by year-end.

PGA Filings

The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses.  Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- and under-collections.  At June 30, 2009, over-collections in all service territories resulted in a liability of $82.2 million on the Company’s balance sheet.  Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs.  PGA changes impact cash flows but have no direct impact on profit margin.  However, gas cost deferrals and recoveries can impact comparisons between periods of individual income statement components.  These include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).

As of June 30, 2009, December 31, 2008, and June 30, 2008, Southwest had the following outstanding PGA balances payable (millions of dollars):

	June 30, 2009	December 31, 2008	June 30, 2008
Arizona	$(25.0)	$(9.6)	$(4.6)
Northern Nevada	(5.4)	(1.5)	(7.2)
Southern Nevada	(44.1)	(19.9)	(17.6)
California	(7.7)	(2.1)	(2.1)
	$(82.2)	$(33.1)	$(31.5)

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

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2009

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

Cash Flows

Operating Cash Flows.  Cash flows provided by consolidated operating activities increased $46.5 million in the first six months of 2009 as compared to the same period in 2008. The primary driver of the change was temporary fluctuations in working capital components.  Operating cash flows were also impacted by an increase in net income and depreciation and amortization between the six-month periods.

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

Investing Cash Flows.  Cash used in consolidated investing activities increased $10 million in the first six months of 2009 as compared to the same period in 2008.  The increase was primarily due to the return of an exchange fund deposit in 2008, partially offset by reductions in construction expenditures and equipment purchases, a result of the new housing market slowdown. Net collections of customer advances decreased approximately $8.3 million between the periods, another consequence of the construction slowdown.

Financing Cash Flows.  Cash used in consolidated financing activities increased $20.6 million during the first six months of 2009 as compared to the same period in 2008 primarily due to fluctuations in borrowings under Southwest’s commercial credit facility and a net reduction of long-term debt.  Dividends paid increased in the first six months of 2009 as compared to 2008 as a result of a quarterly dividend increase and an increase in the number of shares outstanding.

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

Gas Segment Construction Expenditures and Financing

Southwest continues to experience customer growth, albeit at a much slower pace than in the recent past.  The Company also recently completed the construction of two new operations centers for its Southern Nevada Division.  During the twelve-month period ended June 30, 2009, construction expenditures for the natural gas operations segment were $258 million.  Approximately 60 percent of these expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant.  Cash flows from operating activities of Southwest were $301 million which provided sufficient funding for construction expenditures and dividend requirements of the natural gas operations segment.

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

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2009

capital markets, timing and amounts of rate relief, growth levels in Southwest service areas, and earnings.  These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

During the six months ended June 30, 2009, the Company issued shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) and Employee Investment Plan, raising approximately $11 million.  No other financing activities were necessary during the period.

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

On an interim basis, Southwest generally defers over- or under-collections of gas costs to PGA balancing accounts.  In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect.  At June 30, 2009, the combined balance in the PGA accounts totaled an over-collection of $82 million.  See PGA Filings for more information on recent regulatory filings.

In the current challenging capital market environment, the Company has not, to date, experienced significant impacts on its financing activities.  Limited availability of commercial paper and temporarily higher interest rates in 2008 are the most significant impacts the Company has experienced.  The Company has a $300 million credit facility that expires in May 2012.  Southwest has designated $150 million of the $300 million facility as long-term debt and the remaining $150 million for working capital purposes.  At June 30, 2009, $91 million was outstanding on the long-term portion and no borrowings were outstanding on the short-term portion of the credit facility.  The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any.  This credit facility has been, and is expected to continue to be, adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing.  Management believes the Company currently has a solid liquidity position.

The following table sets forth the ratios of earnings to fixed charges for the Company.  Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	June 30,	December 31,
	2009	2008

Ratio of earnings to fixed charges	2.11	2.01

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2009

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and net amortized debt costs.

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”).  All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions.  The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar words and expressions are generally used and intended to identify forward-looking statements.  For example, statements regarding operating margin earned, customer growth, the composition of our customer base, average per-customer usage, price volatility, risks and costs associated with having non-performing assets associated with new homes, timing of improvements in the housing market, amount and timing for completion of estimated future construction expenditures, forecasted operating cash flows and results of operations, funding sources of cash requirements, sufficiency of working capital, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing, the amount and form of any such financing, liquidity, the impact of the application of certain accounting standards, certain tax benefits from the American Recovery and Reinvestment Act of 2009, statements regarding future gas prices, gas purchase contracts and derivative financial interests, the impact of certain legal proceedings, and the timing and results of future rate hearings and approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

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
June 30, 2009

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

Based on the most recent evaluation, as of June 30, 2009, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting during the second quarter of 2009 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEMS 1A. through 3.        None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on May 7, 2009 with the holders of approximately 39 million shares of the Company’s common stock represented in person or by proxy.  Matters voted upon and the results of the voting were as follows:

(1)	The thirteen directors nominated were elected.

Name	Votes For	Votes Withheld
George C. Biehl	37,608,971	1,775,355
Robert L. Boughner	38,835,371	548,955
Thomas E. Chestnut	38,860,323	524,004
Stephen C. Comer	38,846,095	538,231
Richard M. Gardner	38,823,607	560,720
LeRoy C. Hanneman, Jr.	38,914,114	470,212
James J. Kropid	38,438,410	945,916
Michael O. Maffie	34,917,548	4,466,779
Anne L. Mariucci	38,687,106	697,221
Michael J. Melarkey	38,839,770	544,556
Jeffrey W. Shaw	38,481,341	902,985
Thomas A. Thomas	38,714,559	669,768
Terrence L. Wright	36,453,427	2,930,899

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2009

(2)
The proposal to ratify the selection of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company was approved.  Shareholders voted 39,001,350 shares in favor, 164,318 against with 218,765 abstentions.

(3)
The proposal to ratify the continuation of the Management Incentive Plan was approved.  Shareholders voted 32,619,049 shares in favor, 2,319,352 against with 406,314 abstentions.  There were also 4,039,612 broker non-votes.

ITEM 5.                  None.

ITEM 6.                  EXHIBITS

The following documents are filed as part of this report on Form 10-Q:

Exhibit 12.01	-	Computation of Ratios of Earnings to Fixed Charges.
Exhibit 31.01	-	Section 302 Certifications.
Exhibit 32.01	-	Section 906 Certifications.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: August 4, 2009

/s/ Roy R. Centrella
Roy R. Centrella
Vice President/Controller and Chief Accounting Officer