Form 10-Q
period 2009-09-30
SOUTHWEST GAS CORP
filed 2009-11-06
CIK 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Common Stock, $1 Par Value, 44,955,318 shares as of November 2, 2009.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)
	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
ASSETS
Utility plant:
Gas plant	$4,409,570	$4,258,727
Less: accumulated depreciation	(1,417,020)	(1,347,093)
Acquisition adjustments, net	1,496	1,632
Construction work in progress	45,479	70,041
Net utility plant	3,039,525	2,983,307
Other property and investments	119,680	124,781
Current assets:
Cash and cash equivalents	32,828	26,399
Accounts receivable, net of allowances	85,778	168,829
Accrued utility revenue	32,200	72,600
Income taxes receivable, net	45,173	32,069
Deferred income taxes	8,541	14,902
Prepaids and other current assets	74,684	123,277
Total current assets	279,204	438,076
Deferred charges and other assets	274,859	274,220
Total assets	$3,713,268	$3,820,384

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued
and outstanding - 44,920,316 and 44,191,535 shares)	$46,550	$45,822
Additional paid-in capital	787,495	770,463
Accumulated other comprehensive income (loss), net	(18,806)	(19,426)
Retained earnings	249,754	240,982
Total equity	1,064,993	1,037,841
Subordinated debentures due to Southwest Gas Capital II	100,000	100,000
Long-term debt, less current maturities	1,126,575	1,185,474
Total capitalization	2,291,568	2,323,315
Current liabilities:
Current maturities of long-term debt	1,307	7,833
Short-term debt	-	55,000
Accounts payable	66,840	191,434
Customer deposits	86,052	83,468
Accrued general taxes	39,670	41,490
Accrued interest	18,064	19,699
Deferred purchased gas costs	102,867	33,073
Other current liabilities	73,001	77,898
Total current liabilities	387,801	509,895
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	418,813	387,539
Taxes payable	3,172	3,480
Accumulated removal costs	184,000	169,000
Other deferred credits	427,914	427,155
Total deferred income taxes and other credits	1,033,899	987,174
Total capitalization and liabilities	$3,713,268	$3,820,384

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2009

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED		TWELVE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008	2009	2008
Operating revenues:
Gas operating revenues	$235,020	$268,450	$1,186,870	$1,362,753	$1,615,512	$1,831,523
Construction revenues	82,489	105,972	208,149	272,580	288,917	364,121
Total operating revenues	317,509	374,422	1,395,019	1,635,333	1,904,429	2,195,644
Operating expenses:
Net cost of gas sold	104,518	134,030	668,013	839,309	884,681	1,091,050
Operations and maintenance	85,773	87,489	257,281	256,298	339,643	336,659
Depreciation and amortization	46,903	48,650	143,152	144,128	192,743	190,294
Taxes other than income taxes	8,265	8,103	27,880	27,913	36,747	37,213
Construction expenses	71,528	93,250	180,757	241,844	250,658	320,586
Total operating expenses	316,987	371,522	1,277,083	1,509,492	1,704,472	1,975,802
Operating income	522	2,900	117,936	125,841	199,957	219,842
Other income and (expenses):
Net interest deductions	(19,296)	(21,012)	(56,670)	(64,270)	(77,319)	(86,854)
Net interest deductions on subordinated debentures	(1,933)	(1,933)	(5,798)	(5,797)	(7,730)	(7,729)
Other income (deductions)	3,971	(4,592)	4,719	(6,674)	(2,013)	(7,311)
Total other income and (expenses)	(17,258)	(27,537)	(57,749)	(76,741)	(87,062)	(101,894)
Income (loss) before income taxes	(16,736)	(24,637)	60,187	49,100	112,895	117,948
Income tax expense (benefit)	(8,439)	(7,951)	19,097	19,359	40,573	45,070
Net income (loss)	$(8,297)	$(16,686)	$41,090	$29,741	$72,322	$72,878

Basic earnings (loss) per share	$(0.18)	$(0.38)	$0.92	$0.69	$1.63	$1.69
Diluted earnings (loss) per share	$(0.18)	$(0.38)	$0.91	$0.68	$1.61	$1.68
Dividends declared per share	$0.2375	$0.225	$0.7125	$0.675	$0.9375	$0.89

Average number of common shares outstanding	44,855	43,581	44,671	43,307	44,497	43,150
Average shares outstanding (assuming dilution)	-	-	44,960	43,610	44,785	43,464

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2009

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	NINE MONTHS ENDED		TWELVE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$41,090	$29,741	$72,322	$72,878
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	143,152	144,128	192,743	190,294
Deferred income taxes	37,255	17,855	55,535	51,379
Changes in current assets and liabilities:
Accounts receivable, net of allowances	83,051	84,436	33,446	8,993
Accrued utility revenue	40,400	42,300	400	(100)
Deferred purchased gas costs	69,794	21,602	69,123	17,599
Accounts payable	(124,594)	(141,042)	(12,849)	(12,108)
Accrued taxes	(15,232)	(7,175)	(29,894)	(29,948)
Other current assets and liabilities	43,890	50,708	(10,454)	11,745
Gains on sale	(2,219)	(2,102)	(2,185)	(2,510)
Changes in undistributed stock compensation	3,416	3,161	4,080	3,888
AFUDC and property-related changes	(951)	(286)	(1,226)	(1,253)
Changes in other assets and deferred charges	(11,126)	1,514	(12,645)	570
Changes in other liabilities and deferred credits	11,109	5,378	10,169	6,280
Net cash provided by operating activities	319,035	250,218	368,565	317,707

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(171,538)	(221,862)	(249,893)	(307,736)
Changes in customer advances	(4,678)	4,822	(5,456)	7,889
Receipt of exchange fund deposit	-	28,000	-	28,000
Miscellaneous inflows	5,449	16,477	6,628	17,086
Miscellaneous outflows	(3,567)	(2,762)	(3,498)	(21,486)
Net cash used in investing activities	(174,334)	(175,325)	(252,219)	(276,247)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	14,022	23,205	26,208	30,562
Dividends paid	(31,271)	(28,804)	(41,172)	(37,983)
Issuance of long-term debt	-	102,460	1,415	129,098
Retirement of long-term debt	(15,323)	(132,504)	(81,510)	(168,726)
Change in long-term portion of credit facility	(50,700)	(49,076)	(1,624)	(76)
Change in short-term debt	(55,000)	(9,000)	-	-
Net cash used in financing activities	(138,272)	(93,719)	(96,683)	(47,125)

Change in cash and cash equivalents	6,429	(18,826)	19,663	(5,665)
Cash at beginning of period	26,399	31,991	13,165	18,830

Cash at end of period	$32,828	$13,165	$32,828	$13,165

Supplemental information:
Interest paid, net of amounts capitalized	$62,457	$69,309	$84,359	$94,505
Income taxes paid (received)	(5,128)	5,278	12,066	31,070

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2009

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

Basis of Presentation.  The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2008 Annual Report to Shareholders, which is incorporated by reference into the 2008 Form 10-K, and the first and second quarter 2009 reports on Form 10-Q.

Intercompany Transactions.  NPL recognizes revenues generated from contracts with Southwest (see Note 3 below). Accounts receivable for these services were $5.1 million at September 30, 2009 and $6.6 million at December 31, 2008. The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with accounting treatment for rate-regulated utilities.

Other Income (Deductions).  The following table provides the composition of significant items included in Other income (deductions) on the consolidated statements of income (thousands of dollars):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008

Change in COLI policies	$4,870	$(3,700)	$6,943	$(6,300)	$1,202	$(7,300)
Interest income	29	217	244	1,998	458	2,662
Miscellaneous income and (expense)	(928)	(1,109)	(2,468)	(2,372)	(3,673)	(2,673)

Total other income (deductions)	$3,971	$(4,592)	$4,719	$(6,674)	$(2,013)	$(7,311)

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
September 30, 2009

Reclassifications.  Certain reclassifications have been made to the prior year’s financial information to present it on a basis comparable with the current year’s presentation.  None of the reclassifications affected previously reported net income.

Recently Issued Accounting Standards Updates.  In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” which requires companies to enhance disclosures about the plan assets of a defined benefit pension or other postretirement plan.  Companies will be required to disclose how investment decisions are made, the major plan asset categories, the inputs and valuation techniques used to measure the fair value of plan assets, the level within the fair value hierarchy in which the fair value measurements in their entirety fall, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentrations of risk within plan assets.  The provisions of FSP SFAS No. 132(R)-1 are effective for the Company beginning with 2009 year-end financial statement reports.  The Company is evaluating what impact this standard might have on its disclosures.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” which changes the methodology for determining the primary beneficiary of a variable interest entity.  This methodology change could cause an entity to consolidate a previously unconsolidated variable interest entity or deconsolidate a previously consolidated variable interest entity if the primary beneficiary has changed under the new guidance.  Entities will have the option to adopt retrospectively or through cumulative effect.  Enhanced disclosures are also required.  The Company currently does not consolidate Southwest Gas Capital II (“Trust II”), a wholly owned subsidiary, which was created as a financing trust for the sole purpose of issuing preferred trust securities for the benefit of the Company.  Although the Company owns 100 percent of the common voting securities of Trust II, under Interpretation No. 46 “Consolidation of Variable Interest Entities (revised December 2003),” the Company is not considered the primary beneficiary and therefore Trust II is not consolidated.  SFAS No. 167 will be effective for the Company in January 2010.  The Company is evaluating the potential impacts of the standard.

Subsequent Events.  Management of the Company monitors significant events occurring after the balance sheet date and prior to the issuance of the financial statements to determine the impacts, if any, of events on the financial statements to be issued.  All subsequent events of which management is aware were evaluated through November 6, 2009, the date these financial statements were issued.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2009

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

	Qualified Retirement Plan
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2009	2008	2009	2008	2009	2008
(Thousands of dollars)
Service cost	$3,848	$4,027	$11,543	$12,081	$15,570	$16,204
Interest cost	8,632	8,123	25,895	24,368	34,018	31,679
Expected return on plan assets	(8,805)	(8,679)	(26,416)	(26,035)	(35,095)	(34,292)
Amortization of prior service costs (credits)	(1)	(3)	(2)	(8)	(5)	(11)
Amortization of net loss	1,063	776	3,190	2,328	3,966	3,580
Net periodic benefit cost	$4,737	$4,244	$14,210	$12,734	$18,454	$17,160

	SERP
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2009	2008	2009	2008	2009	2008
(Thousands of dollars)
Service cost	$49	$24	$147	$73	$171	$111
Interest cost	516	510	1,548	1,531	2,058	2,018
Amortization of net loss	227	250	681	748	930	1,031
Net periodic benefit cost	$792	$784	$2,376	$2,352	$3,159	$3,160

	PBOP
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2009	2008	2009	2008	2009	2008
(Thousands of dollars)
Service cost	$183	$182	$547	$548	$729	$751
Interest cost	593	581	1,778	1,743	2,359	2,319
Expected return on plan assets	(401)	(534)	(1,202)	(1,604)	(1,736)	(2,140)
Amortization of transition obligation	216	216	650	650	867	867
Amortization of net loss	108	-	325	-	325	14
Net periodic benefit cost	$699	$445	$2,098	$1,337	$2,544	$1,811

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2009

Note 3 – Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas	Construction
	Operations	Services	Total
Three months ended September 30, 2009
Revenues from external customers	$235,020	$69,923	$304,943
Intersegment revenues	-	12,566	12,566
Total	$235,020	$82,489	$317,509
Segment net income (loss)	$(11,367)	$3,070	$(8,297)

Three months ended September 30, 2008
Revenues from external customers	$268,450	$88,034	$356,484
Intersegment revenues	-	17,938	17,938
Total	$268,450	$105,972	$374,422
Segment net income (loss)	$(19,678)	$2,992	$(16,686)

Nine months ended September 30, 2009
Revenues from external customers	$1,186,870	$168,707	$1,355,577
Intersegment revenues	-	39,442	39,442
Total	$1,186,870	$208,149	$1,395,019
Segment net income	$35,749	$5,341	$41,090

Nine months ended September 30, 2008
Revenues from external customers	$1,362,753	$225,558	$1,588,311
Intersegment revenues	-	47,022	47,022
Total	$1,362,753	$272,580	$1,635,333
Segment net income	$24,748	$4,993	$29,741

Twelve months ended September 30, 2009
Revenues from external customers	$1,615,512	$233,367	$1,848,879
Intersegment revenues	-	55,550	55,550
Total	$1,615,512	$288,917	$1,904,429
Segment net income	$64,748	$7,574	$72,322

Twelve months ended September 30, 2008
Revenues from external customers	$1,831,523	$298,893	$2,130,416
Intersegment revenues	-	65,228	65,228
Total	$1,831,523	$364,121	$2,195,644
Segment net income	$64,332	$8,546	$72,878

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2009

Note 4 – Comprehensive Income

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008
	(Thousands of dollars)

Net income (loss)	$(8,297)	$(16,686)	$41,090	$29,741	$72,322	$72,878
Net actuarial gain (loss) arising during period,
less amortization of unamortized benefit plan
cost, net of tax	207	203	620	608	(6,564)	689
Comprehensive income (loss)	$(8,090)	$(16,483)	$41,710	$30,349	$65,758	$73,567

Tax expense (benefit) related to the net actuarial gain (loss) arising during the period, less amortization of unamortized benefit plan cost, for the three months, nine months, and twelve months ended September 30, 2009 was $126,000, $380,000, and $(4 million), respectively.  Tax expense related to the net actuarial gain arising during the period, less amortization of unamortized benefit plan cost for the three months, nine months, and twelve months ended September 30, 2008 was $124,000, $372,000, and $422,000, respectively.  Total accumulated other comprehensive loss as of September 30, 2009 was $18.8 million, net of $11.5 million of tax, and was composed entirely of unamortized benefit plan costs.

Note 5 – Common Stock

During the nine months ended September 30, 2009, the Company issued approximately 728,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”), Employee Investment Plan, Restricted Stock/Unit Plan, and Management Incentive Plan.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2009

Note 6 – Long-Term Debt

Carrying amounts of the Company’s long-term debt and their related estimated fair values as of September 30, 2009 and December 31, 2008 are disclosed in the following table.  The fair value of the revolving credit facility and the variable-rate IDRBs approximates carrying value.  Market values for the debentures, fixed-rate IDRBs, and other indebtedness were determined based on dealer quotes using trading records for September 30, 2009 and December 31, 2008, as applicable, and other secondary sources which are customarily consulted for data of this kind.  Management believes the fair values for certain securities disclosed for September 30, 2009 and December 31, 2008 reflect the impacts of a constrained securities market and may differ significantly from those determined in a normal functioning credit market.

	September 30, 2009		December 31, 2008
	Carrying	Market	Carrying	Market
	Amount	Value	Amount	Value
(Thousands of dollars)
Debentures:
Notes, 8.375%, due 2011	$200,000	$215,040	$200,000	$206,200
Notes, 7.625%, due 2012	200,000	220,390	200,000	203,880
8% Series, due 2026	75,000	90,905	75,000	79,163
Medium-term notes, 7.59% series, due 2017	25,000	28,736	25,000	25,560
Medium-term notes, 7.78% series, due 2022	25,000	29,747	25,000	25,793
Medium-term notes, 7.92% series, due 2027	25,000	30,031	25,000	26,245
Medium-term notes, 6.76% series, due 2027	7,500	8,074	7,500	7,004
Unamortized discount	(2,361)		(2,837)
	555,139		554,663
Revolving credit facility and commercial paper, due 2012	99,300	99,300	150,000	150,000
Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
Fixed-rate bonds:
6.10% 1999 Series A, due 2038	12,410	11,569	12,410	9,375
5.95% 1999 Series C, due 2038	14,320	13,069	14,320	10,585
5.55% 1999 Series D, due 2038	8,270	7,124	8,270	5,752
5.45% 2003 Series C, due 2038	30,000	31,408	30,000	32,966
5.25% 2003 Series D, due 2038	20,000	13,890	20,000	15,859
5.80% 2003 Series E, due 2038	15,000	15,622	15,000	15,006
5.25% 2004 Series A, due 2034	65,000	56,544	65,000	43,929
5.00% 2004 Series B, due 2033	31,200	26,365	31,200	24,278
4.85% 2005 Series A, due 2035	100,000	80,376	100,000	62,862
4.75% 2006 Series A, due 2036	24,855	19,352	24,855	18,316
Unamortized discount	(3,503)		(3,605)
	467,552		467,450
Other	5,891	6,035	21,194	20,993
	1,127,882		1,193,307
Less: current maturities	(1,307)		(7,833)
Long-term debt, less current maturities	$1,126,575		$1,185,474

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2009

Note 7 – Derivatives and Fair Value Measurements

In managing its natural gas supply portfolios, Southwest has historically entered into fixed- and variable-price contracts, which qualify as derivatives.  In 2008, Southwest also began utilizing fixed-for-floating swap contracts (“Swaps”) to supplement its fixed-price contracts.  The fixed-price contracts, firm commitments to purchase a fixed amount of gas in the future at a fixed price, qualify for the normal purchases and normal sales exception that is allowed for contracts that are probable of delivery in the normal course of business and are exempt from fair value reporting.  The variable-price contracts have no significant market value.  The Swaps are recorded at fair value.

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on approximately 50 percent of its natural gas portfolios.  The maturities of the Swaps highly correlate to actual purchases of natural gas, during timeframes ranging from October 2009 through October 2010.  Under such contracts, Southwest pays the counterparty at a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas.  Only the net differential is actually paid or received.  The differential is calculated based on the notional amounts under the contracts (approximately 15.4 million dekatherms at September 30, 2009 and 6.5 million dekatherms at December 31, 2008).  Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

The following table sets forth the gains and (losses) recognized on the Company's Swaps (derivatives) for the three months and nine months ended September 30, 2009 and their location in the income statement (thousands of dollars):

Derivatives not designated as hedging instruments:

	Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income
	Income on Derivative	on Derivative
		Three Months Ended		Nine Months Ended
		September 30, 2009		September 30, 2009

Swaps	Net cost of gas sold	$6,872		$(410)
Swaps	Net cost of gas sold	(6,872	) *	410	*
Total		$-		$-

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

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2009

The following table sets forth the fair values of the Company's Swaps (derivatives) and their location in the balance sheets (thousands of dollars):

Derivatives not designated as hedging instruments:

September 30, 2009		Asset	Liability
	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Deferred charges and other assets	$676	$-	$676
Swaps	Prepaids and other current assets	3,706	(294)	3,412
Swaps	Other current liabilities	675	(3,638)	(2,963)
Total		$5,057	$(3,932)	$1,125

December 31, 2008		Asset	Liability
	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Deferred charges and other assets	$380	$(88)	$292
Swaps	Other current liabilities	-	(14,440)	(14,440)
Total		$380	$(14,528)	$(14,148)

Pursuant to regulatory deferral accounting treatment for rate-regulated utilities, Southwest records the unrealized gains and losses in fair value of the Swaps as a regulatory asset and/or liability.  When the Swaps settle, Southwest reverses any prior positions held and records the settled position as an increase or decrease of purchased gas under the related purchased gas adjustment (“PGA”) mechanism in determining its deferred PGA balances.  During the three months and nine months ended September 30, 2009, Southwest paid counterparties $2 million and $15.7 million, respectively, in settlements of matured Swaps.  Neither changes in the fair value of the Swaps nor settled amounts have a direct effect on earnings or other comprehensive income.  At September 30, 2009, regulatory assets/liabilities offsetting the amounts in the above table were recorded in Prepaids and other current assets ($3 million), Other current liabilities ($3.4 million), and Other deferred credits ($676,000).  At December 31, 2008, regulatory assets/liabilities offsetting the amounts in the above table were recorded in Prepaids and other current assets ($14.4 million) and Other deferred credits ($292,000).

The estimated fair values of Southwest’s Swaps were determined at September 30, 2009 using NYMEX futures settlement prices for delivery of natural gas at Henry Hub adjusted by the price of NYMEX ClearPort basis Swaps, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points.  These Level 2 inputs are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measure.

The following table sets forth, by level within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability, the Company's financial assets and liabilities that were accounted for at fair value as of September 30, 2009 and December 31, 2008:

Level 2 - Significant other observable inputs

(Thousands of dollars)	September 30, 2009	December 31, 2008

Assets at fair value:
Prepaids and other current assets - swaps	$3,412	$-
Deferred charges and other assets - swaps	676	292

Liabilities at fair value:
Other current liabilities - swaps	(2,963)	(14,440)

Net Assets (Liabilities)	$1,125	$(14,148)

No financial assets or liabilities fell within Level 1 or Level 3 of the fair value hierarchy.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2009

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

On a seasonally adjusted basis as of September 30, 2009, Southwest had 1,803,000 residential, commercial, industrial, and other natural gas customers, of which 972,000 customers were located in Arizona, 652,000 in Nevada, and 179,000 in California.  Residential and commercial customers represented over 99 percent of the total customer base.  During the twelve months ended September 30, 2009, 54 percent of operating margin was earned in Arizona, 35 percent in Nevada, and 11 percent in California.  During this same period, Southwest earned 86 percent of operating margin from residential and small commercial customers, 4 percent from other sales customers, and 10 percent from transportation customers.  These general patterns are expected to continue.

Southwest recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers.  Operating margin is the measure of gas operating revenues less the net cost of gas sold.  Management uses operating margin as a main benchmark in comparing operating results from period to period.  The principal factors affecting operating margin are general rate relief, weather, conservation and efficiencies, and customer growth.  Of these, weather is the primary reason for volatility in margin.  Variances in temperatures from normal levels, especially in Arizona where rates are highly leveraged, can have a significant impact on the margin and associated net income of the Company.

NPL Construction Co. (“NPL” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.  NPL currently operates in 18 major markets nationwide.  Construction activity is cyclical and can be significantly impacted by changes in general and local economic conditions, including the housing market, interest rates, employment levels, job growth, the equipment resale market, and local and federal tax rates.  Generally, revenues and profits are lowest during the first quarter of the year due to less favorable winter weather conditions.  Operating results typically improve as more favorable weather conditions occur during the summer and fall months.

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as the MD&A, included in the 2008 Annual Report to Shareholders, which is incorporated by reference into the 2008 Form 10-K, and the first and second quarter 2009 reports on Form 10-Q.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2009

Executive Summary

The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s operations.  As needed, certain items are covered in greater detail in later sections of management’s discussion and analysis.  As reflected in the table below, the natural gas operations segment accounted for an average of 89 percent of twelve-month-to-date consolidated net income over the past two years.  As such, management’s discussion and analysis is primarily focused on that segment.  Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of the results for a full year.

Summary Operating Results
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2009	2008	2009	2008	2009	2008
	(In thousands, except per share amounts)

Contribution to net income (loss)
Natural gas operations	$(11,367)	$(19,678)	$35,749	$24,748	$64,748	$64,332
Construction services	3,070	2,992	5,341	4,993	7,574	8,546
Net income (loss)	$(8,297)	$(16,686)	$41,090	$29,741	$72,322	$72,878

Average number of common
shares outstanding	44,855	43,581	44,671	43,307	44,497	43,150

Basic earnings (loss) per share
Consolidated	$(0.18)	$(0.38)	$0.92	$0.69	$1.63	$1.69

Natural Gas Operations
Operating margin	$130,502	$134,420	$518,857	$523,444	$730,831	$740,473

Contribution to consolidated net income (loss) from natural gas operations improved $8.3 million in the third quarter of 2009 compared to the same period in 2008.  The improvement in contribution primarily resulted from a $4.9 million increase in the cash surrender values of COLI policies in the third quarter of 2009 compared to a $3.7 million decrease in the third quarter of 2008.  The construction services contribution was relatively flat compared to the same period in 2008.

3rd Quarter 2009 Overview

Gas operations highlights include the following:
•
Operating margin decreased approximately $4 million, or three percent, compared to the prior-year’s quarter as the positive impact of Arizona rate relief ($5 million) was more than offset by the negative impact ($9 million) of a return to a seasonal margin methodology in California

•	Operations and maintenance expenses decreased two percent between quarters
•	Depreciation expense decreased one percent between quarters due to lower depreciation rates in the Nevada and California rate jurisdictions
•	COLI cash surrender values significantly increased between quarters
•	Net financing costs decreased $1.6 million between quarters
•      Liquidity position remains strong
•	Nevada general rate increase and decoupling mechanism approved effective November 2009

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2009

Nevada Rate Relief.  In October 2009, the Public Utilities Commission of Nevada (“PUCN”) authorized general rate relief in Nevada effective November 2009 that is designed to increase annual operating income by approximately $19.1 million.  The rate decision also authorized a decoupled rate structure that will help stabilize annual operating margin in Nevada.  See Nevada General Rate Case for additional details of the rate decision.

Customers.  During the twelve months ended September 30, 2009, Southwest completed 21,000 first-time meter sets.  These meter sets led to just 1,000 net additional active meters between September 2008 and September 2009 on a seasonally adjusted basis.  The difference between first-time meter sets and incremental active meters indicates a continuing build-up of unoccupied homes, a trend first experienced during 2007.  Southwest is projecting net growth will remain sluggish (1% or less) for 2009 as high foreclosure rates and recessionary conditions persist throughout its service territories.  Once housing supply and demand come back into balance, Southwest expects to experience a correction in which customer additions exceed first-time meter sets.  Although management cannot predict the timing of a turn around, it is not likely to occur in the near term.

Weather.  The rate structures in each of Southwest’s three states provide varying levels of protection from risks that drive operating margin volatility, particularly weather risk.  During the first nine months of 2009, the estimated weather impact on operating margin was a reduction of $17 million, including $13 million from the first quarter when Arizona experienced one of its warmest winters in 100 years.  For comparison purposes, during the first nine months of 2008, weather resulted in an estimated favorable operating margin impact of $1 million.

In Southwest’s California service territories, weather impacts were completely offset by the margin tracking mechanism allowing margin to grow as authorized in its most recent general rate case.  In Nevada, the negative impacts were mitigated by a declining block rate structure.  Most of the reduction occurred in Arizona, where rates are highly leveraged and a single block rate structure is in effect.  In addition, the heating season is fairly condensed in Arizona; therefore variations from “normal” temperatures can cause significant volatility in operating margin as over 50 percent of Southwest’s annual operating margin is normally earned in Arizona.

Conservation, Energy Efficiencies, and Economic Impacts on Consumption.  A significant portion of Southwest’s operating margin (primarily in Arizona and partially in Nevada) has been recognized based on the volumetric usage of its customers.  Historically the impacts of this rate design methodology have been most pronounced when temperatures varied from normal levels.  Over the longer-term, average usage has also declined due to new home construction practices and energy efficient appliances.  Recently, the continued downturn in the economy and associated pro-active conservation efforts have resulted in an unprecedented drop in average per-customer usage.  For the nine months ended September 30, 2009, the estimated impact of these non-weather-related volumetric declines was a reduction to operating margin of $8 million.  The decoupling methodology authorized in the recent Nevada rate case, effective November 2009, is designed to mitigate this impact in Nevada.  Management continues to work with regulators in Arizona to establish a decoupling methodology that would allow the Company to support and encourage conservation efforts without jeopardizing the recognition of authorized operating margin.

Company-Owned Life Insurance (“COLI”).  Southwest has life insurance policies on members of management and other key employees to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans.  The COLI policies have a combined net death benefit value of approximately $137 million at September 30, 2009.  The net cash surrender value of these policies (which is the cash amount that would be received if Southwest voluntarily terminated the policies) is approximately $57 million at September 30, 2009 and is included in the caption “Other property and investments” on the balance sheet.  Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies.  This portfolio includes both equity and fixed income (mutual fund) investments.  As a result, generally the cash surrender value (but not the net death benefit) moves up and down consistent with the movements in the broader stock and bond markets.  See the Other Income (Deductions) section of Note 1 - Nature of Operations and Basis of Presentation for additional details.  Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds.  Therefore, the changes in the cash surrender value components of COLI policies as they progress toward the ultimate death benefits are also recorded without tax consequences.  Currently, the Company intends to hold the COLI policies for their duration and purchase additional policies as necessary.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2009

Liquidity.  During 2008 and 2009, significant attention has been paid to companies’ liquidity and credit risks.  Focus on these risks will likely continue given the current national economic environment.  The Company has experienced no significant impacts to its liquidity position from the ongoing credit crisis.  Southwest believes its liquidity position remains strong for several reasons.  First, Southwest has a $300 million credit facility maturing in May 2012, $150 million of which is designated for working capital needs.  The facility is composed of eight major banking institutions.  Historically, usage of the facility has been low and concentrated in the first half of the winter heating period when gas purchases require temporary financing.  Second, natural gas prices have remained low and beneficial rate mechanisms have resulted in steady gas-cost related operating cash flows.  Third, Southwest has no significant debt maturities prior to February 2011.  Because of Southwest’s strong liquidity position, in December 2008, Southwest was able to take advantage of the current credit market by repurchasing $75 million of IDRBs at a net deferred gain of $14 million.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2009

Results of Natural Gas Operations

Quarterly Analysis
	Three Months Ended
	September 30,
	2009	2008
	(Thousands of dollars)
Gas operating revenues	$235,020	$268,450
Net cost of gas sold	104,518	134,030
Operating margin	130,502	134,420
Operations and maintenance expense	85,773	87,489
Depreciation and amortization	41,401	41,623
Taxes other than income taxes	8,265	8,103
Operating income (loss)	(4,937)	(2,795)
Other income (expense)	3,952	(4,548)
Net interest deductions	18,904	20,521
Net interest deductions on subordinated debentures	1,933	1,933
Income (loss) before income taxes	(21,822)	(29,797)
Income tax expense (benefit)	(10,455)	(10,119)
Contribution to consolidated net income (loss)	$(11,367)	$(19,678)

Contribution to consolidated net income (loss) from natural gas operations improved $8.3 million in the third quarter of 2009 compared to 2008.  The improvement in contribution reflects higher other income and the benefit of lower operating expenses and financing costs, partially offset by lower operating margin.

Operating margin decreased by approximately $4 million in the third quarter of 2009 compared to the third quarter of 2008.  The decline resulted from a $9 million decrease related to the return to a seasonal margin methodology in California, partially offset by rate relief of $5 million in Arizona.  This completes the seasonal adjustment impacts to margin in California.  Customer growth was not a factor as only 1,000 net new customers (on a comparative seasonally adjusted basis) were added during the last twelve months.

Operations and maintenance expense decreased $1.7 million, or two percent, principally due to effectively using technology and being selective in filling employee vacancies.

Depreciation expense decreased $222,000, or one percent, as a result of lower depreciation rates in the California ($3 million annualized reduction) and Nevada ($2.3 million annualized reduction) rate jurisdictions effective in January and June 2009, respectively.  Average gas plant in service for the current period increased $184 million, or four percent, compared to the corresponding period a year ago.  This was attributable to the upgrade of existing operating facilities and the expansion of the system.

Other income increased $8.5 million between quarters as the cash surrender values of COLI policies increased by $4.9 million in the third quarter of 2009 compared to a decrease of $3.7 million in the prior-year quarter, partially offset by lower interest income.

Net financing costs decreased $1.6 million between the third quarters of 2009 and 2008 primarily due to a reduction in outstanding debt, including the redemption of $75 million of long-term debt in December 2008, and reduced interest rates associated with Southwest’s commercial credit and other variable-rate facilities.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2009

Nine-Month Analysis
	Nine Months Ended
	September 30,
	2009	2008
	(Thousands of dollars)
Gas operating revenues	$1,186,870	$1,362,753
Net cost of gas sold	668,013	839,309
Operating margin	518,857	523,444
Operations and maintenance expense	257,281	256,298
Depreciation and amortization	125,613	123,565
Taxes other than income taxes	27,880	27,913
Operating income	108,083	115,668
Other income (expense)	4,589	(6,710)
Net interest deductions	55,617	62,811
Net interest deductions on subordinated debentures	5,798	5,797
Income before income taxes	51,257	40,350
Income tax expense	15,508	15,602
Contribution to consolidated net income	$35,749	$24,748

Contribution to consolidated net income from natural gas operations increased $11 million in the first nine months of 2009 compared to the same period a year ago. The increase in contribution was primarily due to higher other income and reduced financing costs, partially offset by lower operating margin and increased operating expenses.

Operating margin decreased approximately $4 million between periods.  Positive impacts to operating margin from rate relief were approximately $22 million, consisting of $20 million in Arizona and $2 million in California.  Differences in heating demand, caused primarily by weather variations, negatively impacted operating margin by approximately $18 million as overall temperatures in the current period were significantly warmer than normal ($17 million), while temperatures were somewhat colder than normal ($1 million) in the corresponding period in 2008.  Conservation resulting from the sluggish economy and energy efficiency negatively impacted operating margin by an estimated $8 million.  Customer growth had a nominal effect on operating margin.

Operations and maintenance expense increased $983,000, or less than one percent, principally due to the impact of modest general cost increases, tempered by labor efficiencies.

Depreciation expense increased $2 million, or two percent, as a result of construction activities, partially offset by lower depreciation rates in the Nevada and California rate jurisdictions in 2009.  Average gas plant in service increased $201 million, or five percent, as compared to the first nine months of 2008.  The increase reflects ongoing capital expenditures for the upgrade of existing operating facilities and the expansion of the system.

Other income increased $11.3 million between periods as the cash surrender values of COLI policies increased by $6.9 million in the first nine months of 2009 compared to a reduction of $6.3 million in the first nine months of 2008, partially offset by a $1.8 million decrease in interest income.

Net financing costs decreased $7.2 million between the first nine months of 2009 and the same period in 2008 primarily due to lower average debt outstanding, including the redemption of $75 million of long-term debt in December 2008, and reduced interest rates on variable-rate debt.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2009

Twelve-Month Analysis
	Twelve Months Ended
	September 30,
	2009	2008
	(Thousands of dollars)
Gas operating revenues	$1,615,512	$1,831,523
Net cost of gas sold	884,681	1,091,050
Operating margin	730,831	740,473
Operations and maintenance expense	339,643	336,659
Depreciation and amortization	168,385	163,275
Taxes other than income taxes	36,747	37,213
Operating income	186,056	203,326
Other income (expense)	(2,170)	(7,362)
Net interest deductions	75,902	84,781
Net interest deductions on subordinated debentures	7,730	7,729
Income before income taxes	100,254	103,454
Income tax expense	35,506	39,122
Contribution to consolidated net income	$64,748	$64,332

Contribution to consolidated net income from natural gas operations was relatively flat for the current twelve-month period as compared to the same period a year ago.  The slight improvement in contribution was a result of greater other income and reduced financing costs, partially offset by a decline in operating margin and an increase in operating expenses.

Operating margin decreased a net $9 million between periods.  Rate relief provided $24 million of operating margin, consisting of $22 million in Arizona and $2 million in California.  Customer growth contributed $1 million in operating margin.  Differences in heating demand caused primarily by weather variations between periods resulted in a $22 million operating margin decrease as warmer-than-normal temperatures were experienced during both periods (during the twelve-month period of 2009, operating margin was negatively impacted by $29 million, while the negative impact in the twelve-month period of 2008 was $7 million).  Conservation resulting from current economic conditions and energy efficiency negatively impacted operating margin by an estimated $12 million.

Operations and maintenance expense increased $3 million, or one percent, principally due to the impact of general cost increases.  The increase was mitigated by lower staffing levels and labor efficiencies associated with the conversion to electronic meter reading.

Depreciation expense increased $5.1 million, or three percent, as a result of additional plant in service, partially offset by lower depreciation rates in the Nevada and California rate jurisdictions in 2009.  Average gas plant in service for the twelve-month period of 2009 increased $210 million, or five percent, as compared to the twelve-month period of 2008.  This was attributable to the upgrade of existing operating facilities and the expansion of the system.

Other income improved $5.2 million between the twelve-month periods of 2009 and 2008.  This was primarily due to a $1.2 million increase in the cash surrender values of COLI policies in the current period compared to cash surrender value declines in the prior period of $7.3 million, partially offset by a $2.2 million reduction in interest income between the twelve-month periods.

Net financing costs decreased $8.9 million between the twelve-month periods of 2009 and 2008 primarily due to a reduction in outstanding debt and lower interest rates associated with Southwest’s commercial credit and other variable-rate facilities.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2009

Results of Construction Services

NPL’s operating results continue to be influenced by the general slow down in the new housing market.  Although management cannot predict the timing of a turn around in the new housing market, it is not likely to occur in the near term.

Contribution to consolidated net income from construction services for the three months ended September 30, 2009 was relatively flat compared to the same period of 2008.  Gains on sales of equipment were $310,000 for the three months ended September 30, 2009 and $429,000 for the corresponding period of 2008.

Revenues decreased $23.5 million primarily due to a reduction in new construction work resulting from the general slow down in the new housing market.  Construction expenses declined $21.7 million primarily due to the reduction in new construction work, lower fuel and fuel-related expenses, and cost-saving initiatives.

Contribution to consolidated net income from construction services for the nine months ended September 30, 2009 increased $348,000 compared to the same period of 2008.  The improvement was primarily due to a reduction in construction expenses including fuel and fuel-related expenses and lower financing costs.  Gains on sales of equipment were $2.2 million for the nine months ended September 30, 2009 and $2.1 million for the corresponding period of 2008.

Revenues decreased $64.4 million primarily due to a reduction in the volume of new construction work.  Construction expenses decreased $61.1 million between periods primarily due to the reduced workload, lower fuel and fuel-related expenses, and cost-saving initiatives.  Interest expense declined $406,000 between periods due to a reduction in long-term borrowings.

Contribution to consolidated net income from construction services for the twelve-month period of 2009 decreased $972,000 compared to the same period of 2008.  This decrease was due primarily to a reduction in the volume of new construction work.  Gains on sales of equipment were $2.2 million for the twelve-month period of 2009 and $2.5 million for the twelve-month period of 2008.

Revenues decreased $75.2 million due primarily to a reduction in the volume of higher-margin new construction work resulting from the general slow down in the new housing market.  Construction expenses decreased $69.9 million due primarily to the reduction in new construction work and lower fuel and fuel-related expenses.  Interest expense decreased $656,000 between the twelve-month periods due to a reduction in long-term borrowings.

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

Rates and Regulatory Proceedings

Nevada General Rate Case.  Southwest filed a general rate application with the PUCN in April 2009 requesting an increase in authorized annual operating revenues of $28.8 million, or 5.9 percent in the Company’s southern Nevada rate jurisdiction and $1.7 million, or 1.4 percent in the northern Nevada rate jurisdiction.  At the rebuttal stage in the case, Southwest had reduced its combined southern and northern Nevada requested revenue increase to $27.8 million.  The PUCN issued its Order in this proceeding in October with rates effective November 2009.  Southwest's last general rate increase occurred in 2004.  The Order provided for a revenue increase of $17.6 million in southern Nevada based on an overall rate of return of 7.40% and a 10.15% return on equity.  Northern Nevada experienced a revenue decrease of $0.5 million with an overall rate of return of 8.29% and a 10.15% return on equity.  On a combined basis, the rate case decision is designed to increase operating income by $19.1 million.  The Company was also authorized to implement a decoupled rate structure based on PUCN regulations that will help stabilize operating margin by insulating the Company from the effects of lower usage (including volumes associated with unusual weather).  It will also allow the Company to more aggressively pursue customer conservation opportunities through implementation of substantive conservation and energy efficiency programs.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2009

The PUCN Order also included the following:
•	Authorized capital structure utilizing 47 percent common equity,
•	10.15% return on equity (consisting of 10.40% overall equity return, reduced by 25 basis points for the expected reduction in risk associated with implementation of the decoupling mechanism),
•	Authorized rate base of $820 million in southern Nevada and $117 million in northern Nevada,
•
Adoption of the Company’s recommendation to offset a $20.5 million deferred gain on the sale of the former southern Nevada operations facility against the cost of the land purchased for new facilities by $12.8 million and eliminating approximately $5.9 million of deferred costs associated with a government-mandated pipe inspection program (the remaining $1.8 million will be accreted to income over 4 years),

•	Approval of a tracking mechanism for gas cost-related uncollectible expense, and
•
Inclusion for ratemaking purposes of several post test period adjustments (including the new southern Nevada operations facilities), thus mitigating regulatory lag associated with these recently completed construction projects.

California General Rate Cases.  Effective January 2009 Southwest received general rate relief in California.  The California Public Utilities Commission (“CPUC”) decision authorized an overall increase of $2.8 million in 2009 with an additional $400,000 deferred to 2010.  In addition, attrition increases were approved to be effective for the years 2010-2013 of 2.95% in southern and northern California and $100,000 per year for the South Lake Tahoe rate jurisdiction.  The CPUC also authorized a return to a seasonal margin methodology which has resulted in significant quarterly swings in reported operating margin (2009 versus 2008).  In addition to the comparative operating margin increase of $1.7 million recognized in the first nine months of 2009, an increase of approximately $1.1 million for the fourth quarter of 2009 is expected.  The CPUC also authorized lower depreciation rates which reduce annualized depreciation expense by $3 million.

FERC General Rate Case.  Paiute Pipeline Company, a subsidiary of the Company, filed a general rate case with the Federal Energy Regulatory Commission (“FERC”) in February 2009.  The filing fulfills an obligation from the settlement agreement reached in the 2005 Paiute general rate case.  The application requests an increase in operating revenues of approximately $3.9 million.  A final decision has not been rendered and the parties to the case are in settlement discussions; however, in accordance with FERC requirements, new rates went into effect in August 2009, subject to refund.

Arizona energy efficiency and decoupling proceeding.  The Arizona Corporation Commission (“ACC”) convened a series of workshops earlier in 2009 to evaluate “rate and regulatory incentives” and establish standards to promote energy efficiency and conservation for utility customers.  In conjunction with these workshops, Southwest and other interested parties submitted proposed regulations to the ACC in June 2009.  Rate designs which would decouple revenues from customer usage were the topic of much discussion in the proceeding, and were incorporated in several of the parties’ draft regulations.  The ACC Staff is reviewing the proposals and will develop a draft regulation for consideration by the ACC.  A final decision in the matter may be made in the next several months.

PGA Filings

The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses.  Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- and under-collections.  At September 30, 2009, over-collections in all service territories resulted in a liability of $103 million on the Company’s balance sheet.  Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs.  PGA changes impact cash flows but have no direct impact on profit margin.  However, gas cost deferrals and recoveries can impact comparisons between periods of individual income statement components.  These include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2009

As of September 30, 2009, December 31, 2008, and September 30, 2008, Southwest had the following outstanding PGA balances payable (millions of dollars):

	September 30, 2009	December 31, 2008	September 30, 2008
Arizona	$(38.8)	$(9.6)	$(6.9)
Northern Nevada	(3.5)	(1.5)	(5.4)
Southern Nevada	(54.7)	(19.9)	(17.0)
California	(5.9)	(2.1)	(4.4)
	$(102.9)	$(33.1)	$(33.7)

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

Cash Flows

Operating Cash Flows.  Cash flows provided by consolidated operating activities increased $68.8 million in the first nine months of 2009 as compared to the same period in 2008. The primary driver of the change was temporary fluctuations in working capital components.  Operating cash flows were also impacted by an increase in net income between the nine-month periods.

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

Investing Cash Flows.  Cash used in consolidated investing activities decreased $1 million in the first nine months of 2009 as compared to the same period in 2008.  The decrease was primarily due to reductions in construction expenditures and equipment purchases, a result of the new housing market slowdown, partially offset by the receipt of an exchange fund deposit in 2008.

Financing Cash Flows.  Cash used in consolidated financing activities increased $44.6 million during the first nine months of 2009 as compared to the same period in 2008 primarily due to fluctuations in short-term borrowings and long-term debt retirements that occurred in 2008.  Beginning in the second quarter of 2009, the Company began making open-market common stock purchases associated with the Employee Investment Plan rather than issuing new common stock.  Dividends paid increased in the first nine months of 2009 as compared to 2008 as a result of a quarterly dividend increase and an increase in the number of shares outstanding.

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

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2009

Gas Segment Construction Expenditures and Financing

During the twelve-month period ended September 30, 2009, construction expenditures for the natural gas operations segment were $246 million including the recently completed construction of two new operations centers for the Southern Nevada Division.  Approximately 58 percent of these expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant.  Cash flows from operating activities of Southwest were $329 million which provided sufficient funding for construction expenditures and dividend requirements of the natural gas operations segment.

At December 31, 2008, Southwest initially estimated that construction expenditures during the three-year period ending December 31, 2011 would be approximately $720 million.  Based on current economic and growth indicators, the actual amount will likely be 15 to 20 percent less than originally estimated.  During the three-year period ended December 31, 2011, cash flows from operating activities are still estimated to fund over 85 percent of the gas operations total construction expenditures and dividend requirements.  Southwest has $200 million in long-term debt due in 2011.  During this time frame, the Company initially expected to raise $40 million to $50 million from its various common stock programs; however, the amount of capital raised by Southwest will also likely decline based on the expected reduction in construction expenditures.  Any remaining cash requirements are expected to be provided by existing credit facilities and/or other external financing sources.  The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest’s service areas, and earnings.  These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

During the nine months ended September 30, 2009, the Company issued shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) and Employee Investment Plan, raising approximately $14 million.  No other financing activities were necessary during the period.

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

On an interim basis, Southwest generally defers over- or under-collections of gas costs to PGA balancing accounts.  In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect.  At September 30, 2009, the combined balance in the PGA accounts totaled an over-collection of $103 million.  See PGA Filings for more information on recent regulatory filings.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2009

In the current challenging capital market environment, the Company has not, to date, experienced significant impacts on its financing activities.  Limited availability of commercial paper and temporarily higher interest rates in 2008 are the most significant impacts the Company has experienced.  The Company has a $300 million credit facility that expires in May 2012.  Southwest has designated $150 million of the $300 million facility as long-term debt and the remaining $150 million for working capital purposes.  At September 30, 2009, $99.3 million was outstanding on the long-term portion and no borrowings were outstanding on the short-term portion of the credit facility.  The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any.  This credit facility has been, and is expected to continue to be, adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing.  Management believes the Company currently has a solid liquidity position.

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

The following table sets forth the ratios of earnings to fixed charges for the Company.  Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	September 30,	December 31,
	2009	2008

Ratio of earnings to fixed charges	2.21	2.01

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
September 30, 2009

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

Based on the most recent evaluation, as of September 30, 2009, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting during the third quarter of 2009 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2009

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
September 30, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: November 6, 2009

/s/ Roy R. Centrella
Roy R. Centrella
Vice President/Controller and Chief Accounting Officer