Form 10-K
period 2009-12-31
SOUTHWEST GAS CORP
filed 2010-02-26
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant:

$994,981,925 as of June 30, 2009

The number of shares outstanding of common stock:

Common Stock, $1 Par Value, 45,228,164 shares as of February 17, 2010

DOCUMENTS INCORPORATED BY REFERENCE

Description	Part Into Which Incorporated
Annual Report to Shareholders for the Year Ended December 31, 2009 2010 Proxy Statement	Parts I, II, and IV Part III

PART I

Item 1.	BUSINESS

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

Financial information concerning the Company’s business segments is included in Note 13 of the Notes to Consolidated Financial Statements, which is included in the 2009 Annual Report to Shareholders and is incorporated herein by reference.

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

As of December 31, 2009, Southwest purchased and distributed or transported natural gas to 1,824,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. The southwestern United States has historically been one of the highest growth regions of the country. However, the customer growth levels experienced in recent years have greatly diminished due to the overall slowdown in the new housing market and idle/vacant homes due to foreclosures and challenging economic conditions. First-time meter sets of 18,000 were substantially offset by temporarily vacated homes. There were 5,000 net new customers added to the system during 2009, an increase of less than one-half of one percent. Given the current housing and economic downturn, management expects customer growth will be one percent or less in the near term. Management cannot predict the timing of when currently idle and vacant homes will return to service, or when customer growth levels will improve, but it is not likely to occur in the near term.

The table below lists the percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

	Distribution
For the Year Ended	Residential and Small Commercial	Other Sales Customers	Transportation
December 31, 2009	86%	4%	10%
December 31, 2008	86%	5%	9%
December 31, 2007	86%	5%	9%

Southwest is not dependent on any one or a few customers such that the loss of any one or several would have a significant adverse impact on earnings or cash flows.

Transportation of customer-secured gas to end-users accounted for 47 percent of total system throughput in 2009. Customers who utilized this service transported 104 million dekatherms in 2009, 116 million dekatherms in 2008, and 113 million dekatherms in 2007. Although these volumes are significant, these customers provided a much smaller proportionate share of operating margin.

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

In California, CPUC regulations allow Southwest to separate or “decouple” the recovery of operating margin from natural gas consumption. In November 2009, the PUCN authorized a decoupled rate structure that will help stabilize annual operating margin in Nevada.

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

Information with respect to recent general rate cases and PGA filings is included in the Rates and Regulatory Proceedings section of Management’s Discussion and Analysis (“MD&A”) in the 2009 Annual Report to Shareholders.

The table below lists recent docketed general rate filings and the status of such filing within each ratemaking area:

Ratemaking Area	Type of Filing	Month Filed	Month Final Rates Effective
Arizona	General rate case	August 2007	December 2008
California:
Northern and Southern	Annual attrition	October 2009	January 2010
Northern and Southern	General rate case	December 2007	January 2009
Nevada:
Northern and Southern	General rate case	April 2009	November 2009
FERC:
Paiute	General rate case	January 2005	August 2005
Paiute	General rate case	February 2009	Pending

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

The primary objective of Southwest in acquiring gas supply is to ensure that adequate supplies of natural gas are available from reliable sources at the best cost. Gas is acquired from a wide variety of sources and a mix of purchase provisions, including spot market purchases and firm supplies with a variety of terms. During 2009, Southwest acquired natural gas from 47 suppliers. Southwest regularly monitors the number of suppliers, their quality, and their relative contribution to the overall customer supply portfolio. New suppliers are contracted whenever possible, and solicitations for supplies are extended to the largest practicable list of suppliers. Competitive pricing, flexibility in meeting Southwest’s requirements, and aggressive participation by suppliers who have demonstrated reliability of service are key to their inclusion in the annual portfolio mix. The goal of this practice is to mitigate the risk of nonperformance by any one supplier and ensure competitive prices for customer supplies.

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

To mitigate customer exposure to market price volatility, Southwest seeks to fix the cost of approximately 50 percent of its forecasted annual normal-weather volume requirement, primarily using firm, fixed-price purchasing arrangements that are secured periodically throughout the year. For the 2009/2010 heating season, fixed-price contracts ranged in price from approximately $4 to $10 per dekatherm. Natural gas purchases not covered by fixed-price contracts are made under variable-price contracts with firm quantities and on the spot market. Prices for these contracts are not known until the month of purchase.

The firm, fixed-price arrangements are structured such that a stated volume of gas is required to be scheduled by Southwest and delivered by the supplier. If the gas is not needed by Southwest or cannot be procured by the supplier, the contract provides for fixed or market-based penalties to be paid by the non-performing party.

Beginning in 2008, Southwest incorporated a hedging program utilizing standalone derivative instruments into its price volatility mitigation program. This hedging program is currently utilized in both Arizona and Nevada. The combination of fixed-price contracts and derivative instruments is designed to increase flexibility for Southwest and increase supplier diversification. The costs of such derivative financial instruments are recovered from customers through the PGA mechanisms.

Storage availability can influence the average annual price of gas, as storage allows a company to purchase natural gas in larger quantities during the off-peak season and store it for use in high demand periods when prices may be greater or supplies/capacity tighter. Southwest currently has no storage availability in its Arizona or southern Nevada rate jurisdictions. Limited storage availability exists in southern and northern California and northern Nevada. A contract with Southern California Gas Company is intended for delivery only within Southwest’s southern California rate jurisdiction. In addition, a contract with Paiute for its LNG facility allows for peaking capability only in northern Nevada and northern California. Gas is purchased for injection during the off-peak period for use in the high demand months, but is limited in its impact on the overall price. Southwest also has interruptible storage contracts with Northwest Pipeline Corporation (“NWPL”) for the northern Nevada and northern California rate jurisdictions. NWPL has the discretion to limit Southwest's ability to inject or withdraw from this interruptible storage. As such, this storage provides limited operational flexibility to adjust daily flowing supplies to meet demand, as permitted by conditions on NWPL's system, and has limited impact on the overall price of gas supplies.

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

Southwest arranges for transportation of gas to its Arizona, Nevada, and California service territories through the pipeline systems of El Paso Natural Gas Company (“El Paso”), Kern River Gas Transmission Company (“Kern River”), Transwestern Pipeline Company (“Transwestern”), NWPL, Tuscarora Gas Pipeline Company (“Tuscarora”), Southern California Gas Company, and Paiute. Transwestern completed constructing an additional interstate pipeline in 2009 and is now serving a portion of Southwest’s Arizona service territory. Supply and pipeline capacity availability on both short- and long-term bases is regularly monitored by Southwest to ensure the reliability of service to its customers. Southwest currently receives firm transportation service, both on a short- and long-term basis, for all of its service territories on the pipeline systems noted above and also has interruptible contracts in place that allow additional capacity to be acquired.

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

Competition

Electric utilities are the principal competitors of Southwest for the residential and small commercial markets throughout its service areas. Competition for space heating, general household, and small commercial energy needs generally occurs at the initial installation phase when the customer/builder typically makes the decision as to which type of equipment to install and operate. The customer will generally continue to use the chosen energy source for the life of the equipment. Southwest interfaces directly with the various home builders and commercial property developers in its service territories to ensure that natural gas appliances are considered in new developments and commercial centers. As a result of its efforts, Southwest has experienced continued growth in the new home market among the residential and small commercial customer classes.

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

Environmental Matters

Federal, state, and local laws and regulations governing the discharge of materials into the environment have a direct impact upon Southwest. Environmental efforts, with respect to matters such as storm water management, emissions of air pollutants, hazardous material management, protection of endangered species and archeological finds, directly impact the complexity and time required to obtain pipeline rights-of-way and construction permits. However, increased environmental legislation and regulation can also be beneficial to the natural gas industry. Natural gas is one of the most environmentally-friendly fossil fuels currently available; its use can help energy users to comply with stricter environmental air quality standards.

Recently, the Environmental Protection Agency (“EPA”) issued regulations that require the reporting of greenhouse gas emissions (“GHG”) from large sources and suppliers in the United States in order to facilitate the development of policies and programs to reduce GHGs. Beginning in 2010, the Company will be required to report to the EPA the volumes of natural gas distributed to its customers. The EPA also requires annual reporting from large facilities with combustion emissions exceeding 25,000 tons per year. The Company may be required to submit a GHG emissions report to demonstrate that Southwest’s and Paiute’s facilities do not exceed that threshold. The Company is monitoring other climate legislation which may trigger additional reporting requirements or have financial implications.

Employees

At December 31, 2009, the natural gas operations segment had 2,423 regular full-time equivalent employees. Southwest believes it has a good relationship with its employees and that compensation, benefits, and working conditions afforded its employees are comparable to those generally found in the utility industry. No employees are represented by a union.

CONSTRUCTION SERVICES

NPL is a full-service energy services contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems. NPL contracts primarily with LDCs to install, repair, and maintain energy distribution systems from the town border station to the end-user. The primary focus of business operations is main and service replacement as well as new business installations. Construction work varies from relatively small projects to the piping of entire communities. Construction activity is seasonal in most areas. Peak construction periods are the summer and fall months in colder climate areas, such as the Midwest. In the warmer climate areas, such as the southwestern United States, construction continues year round. Construction activity is also cyclical and can be significantly impacted by changes in general and local economic conditions, including interest rates, employment levels, housing market, job growth, equipment resale market, and local and federal tax rates. The continued slowdown in construction activities observed in regional and national markets since 2007 has negatively impacted the amount of work received under existing blanket contracts, the amount of bid work, and the equipment resale market. It is anticipated that challenging economic conditions will continue through 2010 and possibly beyond.

NPL business activities are often concentrated in utility service territories where existing energy lines are scheduled for replacement. An LDC will typically contract with NPL to provide pipe replacement services and new line installations. Contract terms generally specify unit-price or fixed-price arrangements. Unit-price contracts establish prices for all of the various services to be performed during the contract period. These contracts often have annual pricing reviews. During 2009, approximately 95 percent of revenue was earned under unit-price contracts. As of December 31, 2009, no significant backlog existed with respect to outstanding construction contracts.

Materials used by NPL in its construction activities are typically specified, purchased, and supplied by NPL’s customers. Construction contracts also contain provisions which make customers generally liable for remediating environmental hazards encountered during the construction process. Such hazards might include digging in an area that was contaminated prior to construction, finding endangered animals, digging in historically significant sites, etc. Otherwise, NPL’s operations have minimal environmental impact (dust control, normal waste disposal, handling harmful materials, etc.).

Competition within the industry has traditionally been limited to several regional competitors in what has been a largely fragmented industry. Several national competitors also exist within the industry. NPL currently operates in 17 major markets nationwide. Its customers are the primary LDCs in those markets. During 2009, NPL served 55 major customers, with Southwest accounting for approximately 19 percent of NPL revenues. Four other long-standing customers accounted for approximately 39 percent of revenue.

Employment fluctuates between seasonal construction periods, which are normally heaviest in the summer and fall months. At December 31, 2009, NPL had 2,027 regular full-time equivalent employees. Employment peaked in August 2009 when there were 2,246 employees. Most employees are represented by unions and are covered by collective bargaining agreements, which is typical of the utility construction industry.

Operations are conducted from 17 field locations with corporate headquarters located in Phoenix, Arizona. Buildings are normally leased from third parties. The lease terms are typically five years or less. Field location facilities consist of a small building for repairs and land to store equipment.

NPL is not directly affected by regulations promulgated by the ACC, PUCN, CPUC, or FERC in its construction services. NPL is an unregulated energy services subsidiary of Southwest Gas Corporation. However, because NPL performs work for the regulated natural gas segment of the Company, its construction costs are subject indirectly to “prudency reviews” just as any other capital work that is performed by third parties or directly by Southwest. However, such “prudency reviews” would not bring NPL under the regulatory jurisdiction of any of the commissions noted above.

In November 2009, NPL entered into a venture to market natural gas engine-driven heating, ventilating, and air conditioning (“HVAC”) technology and products. NPL has a sixty-five percent interest in the entity (IntelliChoice Energy, “ICE”) and consolidates ICE as a majority owned subsidiary.

Item 1A.	RISK FACTORS

Although we are not able to predict all factors that may affect future results, described below (and in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of this report) are some of the risk factors we have identified that may have a negative impact on our future financial performance or affect whether we achieve the goals or expectations expressed or implied in any forward-looking statements contained herein. Unless indicated otherwise, references below to “we,” “us,” and “our” should be read to refer to Southwest Gas Corporation and its subsidiaries.

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

Rate schedules in each of our service territories contain purchased gas adjustment clauses which permit us to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. We have used short-term borrowings in the past to temporarily finance increases in purchased gas costs, and we expect to do so during 2010, if the need again arises.

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

The current housing crisis and economic slowdown in the United States, and particularly in our service areas, have resulted in a marked decline in the new housing market and increases in the inventory of idle/vacant homes. Commercial entities (including restaurants and other service establishments) are also being impacted, resulting in reductions in operations or closures. In addition, a prolonged economic downturn could result in customers voluntarily reducing consumption. If these trends continue, our financial condition, results of operations, and cash flows could be adversely affected.

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

The demand for natural gas is seasonal and is greatly affected by temperature. On cold days, use of gas by residential and commercial customers can be six times greater than on warm days because of the increased use of gas for space heating. Variability in weather from normal temperatures can materially impact results of operations. This is most pronounced in Arizona, where rates are highly leveraged. Rate design is the primary mechanism available to mitigate weather risk. Workshops were conducted with Arizona regulators in 2009 about a decoupled rate structure, but no final decisions have been made. We were authorized to implement a decoupled rate structure in Nevada effective November 2009 that will help stabilize operating margin by insulating us from the effects of lower usage (including volumes associated with unusual weather). The existing rate structure in our California territories includes a balanced margin mechanism which also has an insulating effect on usage volume variability.

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

Our earnings may be materially impacted due to volatility in the cash surrender value of our company-owned life insurance policies during periods in which stock market changes are significant.

We have life insurance policies with a net death benefit value of approximately $136 million on members of management and other key employees to indemnify ourselves against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The net cash surrender value of these policies (which is the cash amount we would receive if we voluntarily terminated the policies) is approximately $58 million at December 31, 2009 and is included in the caption “Other property and investments” on the balance sheet. Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, the cash surrender value (but not the net death benefits) moves up and down consistent with the movements in the broader stock and bond markets. During 2009, Southwest recognized in Other income (deductions) a net increase in the cash surrender values of its company-owned life insurance policies of $8.5 million (compared to a net decline of $12 million in 2008). Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender value components of company-owned life insurance policies as they progress towards the ultimate death benefits are also recorded without tax consequences. Currently, we intend to hold the company-owned life insurance policies for their duration and purchase additional policies as necessary. Changes in the cash surrender value of company-owned life insurance policies affect our earnings but not our cash flows.

The cost of providing pension and postretirement benefits is subject to changes in pension asset values, changing demographics, and actuarial assumptions which may have an adverse effect on our financial results.

We provide pension and postretirement benefits to eligible employees. Our costs of providing such benefits is subject to changes in the market value of our pension fund assets, changing demographics, life expectancies of beneficiaries, current and future legislative changes, and various actuarial calculations and assumptions. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, withdrawal rates, interest rates, and other factors. These differences may result in a significant impact on the amount of pension expense or other postretirement benefit costs recorded in future periods. For example, lower than assumed returns on investments and/or reductions in bond yields would result in increased contributions and higher pension expense which would have a negative impact on our cash flows and results of operations.

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

We maintain liability insurance for some, but not all, risks associated with the operation of our natural gas pipelines and facilities. In connection with these liability insurance policies, we are responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. Our current liability insurance policies require us to be responsible for the first $1 million dollars (self-insured retention) of each incident plus the first $5 million annually in total claims above our self-insured retention. We cannot predict the likelihood that any future event will occur which will result in a claim exceeding $1 million; however, a large claim for which we were deemed liable would reduce our earnings.

We rely on having access to interstate pipelines’ transportation capacity. If these pipelines were not available, it could impact our ability to meet our customers’ full requirements.

We must acquire both sufficient natural gas supplies and interstate pipeline capacity to meet customer requirements. We must contract for reliable and adequate delivery capacity for our distribution system, while considering the dynamics of the interstate pipeline capacity market, our own in-system resources, as well as the characteristics of our customer base. Interruptions to or reductions of interstate pipeline service caused by physical constraints, excessive customer usage or other force majeure could reduce our normal supply of gas. A prolonged interruption or reduction of interstate pipeline service in any of our jurisdictions, particularly during the winter heating season, would reduce cash flow and earnings.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The plant investment of Southwest consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators, which comprise the pipeline systems and facilities located in and around the communities served. Southwest also includes other properties such as land, buildings, furnishings, work equipment, vehicles, and software systems in plant investment. The northern Nevada and northern California properties of Southwest are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Several properties are leased by Southwest, including a portion of the corporate headquarters office complex located in Las Vegas, Nevada and the administrative offices in Phoenix, Arizona. Total gas plant, exclusive of leased property, at December 31, 2009 was $4.5 billion, including construction work in progress. It is the opinion of management that the properties of Southwest are suitable and adequate for its purposes.

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

With respect to the right-of-way grants, Southwest has had continuous and uninterrupted possession and use of all such rights-of-way, and the associated gas mains and service lines, commencing with the initial stages of construction of such facilities. Permits have been obtained from public authorities and other governmental entities in certain instances to cross or to lay facilities along roads and highways. These permits typically are revocable at the election of the grantor and Southwest occasionally must relocate its facilities when requested to do so by the grantor. Permits have also been obtained from railroad companies to cross over or under railroad lands or rights-of-way, which in some instances require annual or other periodic payments and are revocable at the election of the grantors.

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

The principal market on which the common stock of the Company is traded is the New York Stock Exchange. At February 17, 2010, there were 20,163 holders of record of common stock, and the market price of the common stock was $27.55. The quarterly market price of, and dividends on, Company common stock required by this item are included in the 2009 Annual Report to Shareholders filed as an exhibit hereto and incorporated herein by reference.

The Company’s common stock dividend policy states that common stock dividends will be paid at a prudent level within the normal dividend payout range for its respective businesses, and that dividends will be established at a level considered sustainable in order to minimize business risk and maintain a strong capital structure throughout all economic cycles. The quarterly common stock dividend declared was 21.5 cents per share throughout 2007, 22.5 cents per share throughout 2008, and 23.75 cents per share throughout 2009. In February 2010, the Board of Directors increased the quarterly dividend payout to 25 cents per share, effective with the June 2010 payment.

Item 6.	SELECTED FINANCIAL DATA

Information required by this item is included in the 2009 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is included in the 2009 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various forms of market risk, including commodity price risk, weather risk, and interest rate risk. The following describes the Company’s exposure to these risks.

Commodity Price Risk

In managing its natural gas supply portfolios, Southwest has historically entered into short duration (one year or less) fixed-price contracts and variable-price contracts (firm and spot). Southwest has experienced significant price volatility over the past several years. Price volatility is expected to continue into 2010 and beyond.

Southwest is protected financially from commodity price risk by purchased gas adjustment (“PGA”) mechanisms in each of its jurisdictions. These mechanisms generally allow Southwest to defer over- or under-collections of gas costs to PGA balancing accounts. With regulatory approval, Southwest can either refund amounts over-collected or recoup amounts under-collected in future periods. In addition to the PGA mechanism, Southwest utilizes a volatility mitigation program to attempt to further reduce price volatility for customers. Under this program Southwest fixes the price of approximately 50 percent of its natural gas portfolio using fixed-price contracts and/or derivative instruments (fixed-for-floating swaps).

All of Southwest’s natural gas purchase practices are subject to prudence review by the various regulatory bodies in each jurisdiction. PGA changes affect cash flows and potentially short-term borrowing requirements, but do not directly impact profit margin.

Weather Risk

A significant portion of the Company’s operating margin is volume-driven with current rates based on an assumption of normal weather. Demand for natural gas is greatly affected by temperature. On cold days, use of gas by residential and commercial customers can be six times greater than on warm days because of increased use of gas for space heating. Space heating-related volumes are the primary component of billings for these customer classes and are concentrated in the months of November to March. Variances in temperatures from normal levels, especially during these months, have a significant impact on the margin and associated net income of the Company. This impact is most pronounced in Arizona, where 54 percent of Southwest’s customers are located and where rates are highly leveraged.

Rate design is the primary mechanism available to Southwest to mitigate weather risk. In California, CPUC regulations allow Southwest to decouple operating margin from usage and offset weather risk. In Nevada, Southwest was authorized in November 2009 to implement a decoupled rate structure that will help stabilize operating margin by insulating the Company from the effects of lower usage (including volumes associated with unusual weather). In Arizona, the basic service charge provides some protection against weather-risk but commodity rates are highly leveraged, leaving a significant portion of operating margin subject to weather variations.

The Company continues to pursue a mechanism in Arizona to stabilize the recovery of the Company’s fixed costs and reduce fluctuations in customers’ bills due to colder or warmer-than-normal weather.

Interest Rate Risk

Interest rate risk is the risk that changes in interest rates could adversely affect earnings or cash flows. The primary interest rate risk for the Company is the risk of increasing interest rates on variable-rate obligations. Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. In Nevada, fluctuations in interest rates on $100 million of variable-rate Industrial Development Revenue Bonds (“IDRBs”) are tracked and recovered from ratepayers through an interest balancing account which mitigates risk to earnings and cash flows from interest rate fluctuations on these IDRBs between general rate cases. As of December 31, 2009 and 2008, Southwest had $192 million and $255 million, respectively, in variable-rate debt outstanding, excluding the IDRBs noted above. Assuming a constant outstanding balance in variable-rate debt for the next twelve months, a hypothetical one percent change in interest rates would increase or decrease interest expense for the next twelve months by approximately $1.9 million.

The Company is also exposed to interest rate risk associated with new debt financing needed to fund maturities of long-term debt. Southwest has $200 million of long-term debt maturing in February 2011 and $200 million maturing in May 2012. The Company currently intends to issue $250 million of new debentures in December 2010 and $200 million of debentures in March 2012 to provide funding for the maturing obligations (and a portion of the redeemed subordinated debentures). In connection with these planned debt issuances, the Company, in January 2010, entered into two forward-starting interest rate swap (“FSIRS”) agreements to hedge the risk of interest rate variability during the period leading up to the planned issuances. The counterparties to both agreements comprise four major banking institutions. The first FSIRS has a notional amount of $125 million (with Southwest as the fixed-rate payer at a rate of 4.26%) and has a mandatory termination date on or before December 7, 2010. The second FSIRS has a notional amount of $100 million (with Southwest as the fixed-rate payer at a rate of 4.78%) and has a mandatory termination date on or before March 20, 2012. Southwest has designated the FSIRS agreements as cash flow hedges of forecasted future interest payments.

Other risk information is included in Item 1A. Risk Factors of this report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Southwest Gas Corporation and Notes thereto, together with the report of PricewaterhouseCoopers LLP, are included in the 2009 Annual Report to Shareholders and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and benefits of controls must be considered relative to their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Based on the most recent evaluation, as of December 31, 2009, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

Internal Control Over Financial Reporting

The report of management of the Company required to be reported herein is incorporated by reference to the information reported in the 2009 Annual Report to Shareholders under the caption “Management’s Report on Internal Control Over Financial Reporting” on page 69.

The Attestation Report of the Independent Registered Public Accounting Firm required to be reported herein is incorporated by reference to the information reported in the 2009 Annual Report to Shareholders under the caption “Report of Independent Registered Public Accounting Firm” on page 70.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2010 Proxy Statement, which by this reference is incorporated herein.

(b) Identification of Executive Officers. The name, age, position, and period position held during the last five years for each of the Executive Officers of the Company as of December 31, 2009 are as follows:

Name	Age	Position	Period Position Held
Jeffrey W. Shaw	51	Chief Executive Officer	2005-Present
James P. Kane	63	President	2005-Present
George C. Biehl	62	Executive Vice President/Chief Financial Officer and
		Corporate Secretary	2005-Present
John P. Hester	47	Senior Vice President/Regulatory Affairs & Energy Resources	2006-Present
		Vice President/Regulatory Affairs and Systems Planning	2005-2006
Edward A. Janov	55	Senior Vice President/Finance	2005-Present
Dudley J. Sondeno	57	Senior Vice President/Chief Knowledge and
		Technology Officer	2005-2009 *
James F. Wunderlin	64	Senior Vice President/Engineering and Business
		Operations and Technical Support	2009-Present
		Vice President/Engineering	2005-2009
Roy R. Centrella	52	Vice President/Controller and Chief Accounting Officer	2005-Present
Kenneth J. Kenny	47	Vice President/Treasurer	2005-Present
		Treasurer	2005

*	Retired December 31, 2009

(c) Identification of Certain Significant Employees. None.

(d) Family Relationships. No Directors or Executive Officers are related either by blood, marriage, or adoption.

(e) Business Experience. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2010 Proxy Statement, which by this reference is incorporated herein. All Executive Officers have held responsible positions with the Company for at least five years as described in (b) above.

(f) Involvement in Certain Legal Proceedings. None.

(g) Promoters and Control Persons. None.

(h) Audit Committee Financial Expert. Information with respect to the financial expert of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2010 Proxy Statement, which by this reference is incorporated herein.

(i) Identification of the Audit Committee. Information with respect to the composition of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2010 Proxy Statement, which by this reference is incorporated herein.

(j) Material Changes in Director Nomination Procedures for Security Holders. None.

Section 16(a) Beneficial Ownership Reporting Compliance. The Company has adopted procedures to assist its directors and executive officers in complying with Section 16(a) of the Exchange Act which includes assisting in the preparation of forms for filing. Based upon a review of filings with the SEC and written representations that no other reports were required, the Company believes that all of its directors and executive officers complied during 2009 with the reporting requirements of Section 16(a) of the Exchange Act, except for the following Form 3s:

The election of LeRoy Hanneman to the Board of Directors on May 7, 2009 and reported on May 19, 2009.

The reporting of LeRoy Hanneman’s shares on the May 19, 2009 Form 3 did not include his shares held in the Dividend Reinvestment and Stock Purchase Plan; an amended Form 3 including the shares was filed on September 4, 2009.

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

Information with respect to executive compensation is set forth under the heading “Executive Compensation” in the definitive 2010 Proxy Statement, which by this reference is incorporated herein.

(a) Compensation Committee Interlocks and Insider Participation. Information with respect to Compensation Committee interlocks and insider participation is set forth under the heading “Governance of the Company” in the definitive 2010 Proxy Statement, which by this reference is incorporated herein.

(b) Compensation Committee Report. Information with respect to the Compensation Committee Report is set forth under the heading “Compensation Committee Report” in the definitive 2010 Proxy Statement, which by this reference is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2010 Proxy Statement, which by this reference is incorporated herein.

(b) Security Ownership of Management. Information with respect to security ownership of management is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2010 Proxy Statement, which by this reference is incorporated herein.

(c) Changes in Control. None.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

At December 31, 2009, the Company had three stock-based compensation plans. With respect to the first plan, the Company previously granted options to purchase shares of common stock to key employees and outside directors. The option grants in 2006 consumed the remaining options that could be issued under the option plan and no future grants are anticipated.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column a)
	(a)	(b)	(c)
(Thousands of shares)
Equity compensation plans approved by security holders	651	$27.49	—
Equity compensation plans not approved by security holders	—	—	—

Total	651	$27.49	—

Pursuant to the terms of the management incentive plan, the Company may issue performance shares to encourage key employees to remain in its employment to achieve short-term and long-term performance goals.

Plan category	Number of securities to be issued upon vesting of performance shares	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance (excluding securities reflected in column a)
	(a)	(b)	(c)
(Thousands of shares)
Equity compensation plans approved by security holders	320	$29.20	533
Equity compensation plans not approved by security holders	—	—	—

Total	320	$29.20	533

Pursuant to the terms of the restricted stock/unit plan, the Company may award restricted stock and restricted stock units to attract, motivate, retain and reward key employees with incentives for high levels of individual performance and improved financial performance of the Company and to attract, motivate, and retain experienced and knowledgeable independent directors.

Plan category	Number of securities to be issued upon vesting of restricted stock units	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance (excluding securities reflected in column a)
	(a)	(b)	(c)
(Thousands of shares)
Equity compensation plans approved by security holders	146	$26.47	211
Equity compensation plans not approved by security holders	—	—	—

Total	146	$26.47	211

Additional information regarding the three equity compensation plans is included in Note 10 of the Notes to Consolidated Financial Statements in the 2009 Annual Report to Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions, and director independence is set forth under the heading “Governance of the Company” in the definitive 2010 Proxy Statement, which by this reference is incorporated herein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to accounting fees and services associated with PricewaterhouseCoopers LLP is set forth under the heading “Selection of Independent Registered Public Accounting Firm” in the definitive 2010 Proxy Statement, which by this reference is incorporated herein.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report on Form 10-K:

(1)

The Consolidated Financial Statements of the Company (including the Reports of Independent Accountants) required to be reported herein are incorporated by reference to the information reported in the 2009 Annual Report to Shareholders under the following captions:

(2)	All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(3)	See LIST OF EXHIBITS.

(b) See LIST OF EXHIBITS.

LIST OF EXHIBITS

Exhibit Number	Description of Document

1.01	Sales Agency Financing Agreement, dated as of March 16, 2006, between Southwest Gas Corporation and BNY Capital Markets, Inc. Incorporated herein by reference to the report on Form 8-K dated March 16, 2006.

3(i)	Restated Articles of Incorporation, as amended. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2007.

3(ii)	Amended Bylaws of Southwest Gas Corporation. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-156420.

4.01	Indenture between City of Big Bear Lake, California, and Harris Trust and Savings Bank as Trustee, dated December 1, 1993, with respect to the issuance of $50,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation Project), 1993 Series A, due 2028. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1993.

4.02	Form of Deposit Agreement. Incorporated herein by reference to the Registration Statement on Form S-3, No. 33-55621.

4.03	Form of Depositary Receipt (attached as Exhibit A to Form of Deposit Agreement included as Exhibit 4.02 hereto). Incorporated herein by reference to the Registration Statement on Form S-3, No. 33-55621.

4.04	Indenture between the Company and Harris Trust and Savings Bank dated July 15, 1996, with respect to Debt Securities. Incorporated herein by reference to the report on Form 8-K dated July 26, 1996.

4.05	First Supplemental Indenture of the Company to Harris Trust and Savings Bank dated August 1, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to 7 1/2% and 8% Debentures, due 2006 and 2026, respectively. Incorporated herein by reference to the report on Form 8-K dated July 31, 1996.

4.06	Second Supplemental Indenture of the Company to Harris Trust and Savings Bank dated December 30, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to Medium-Term Notes. Incorporated herein by reference to the report on Form 8-K dated December 30, 1996.

4.07	Indenture between Clark County, Nevada, and Harris Trust and Savings Bank as Trustee, dated as of October 1, 1999, with respect to the issuance of $35,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation), Series 1999A and Taxable Series 1999B or convertibles of Series B (Series C and D), due 2038. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 1999.

4.08	Third Supplemental Indenture between the Company and The Bank of New York, as successor to Harris Trust and Savings Bank, dated as of February 13, 2001, supplementing and amending the Indenture dated as of July 15, 1996, with respect to the $200,000,000, 8.375% Notes, due 2011. Incorporated herein by reference to the report on Form 8-K dated February 8, 2001.

4.09	Fourth Supplemental Indenture of the Company to The Bank of New York, as successor to Harris Trust and Savings Bank, dated as of May 6, 2002, supplementing and amending the Indenture dated as of July 15, 1996, with respect to the 7.625% Senior Unsecured Notes due 2012. Incorporated herein by reference to the report on Form 8-K dated May 1, 2002.

4.10	Certificate of Trust of Southwest Gas Capital II. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.11	Certificate of Trust of Southwest Gas Capital III. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.12	Certificate of Trust of Southwest Gas Capital IV. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.13	Trust Agreement of Southwest Gas Capital III. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.14	Trust Agreement of Southwest Gas Capital IV. Incorporated herein by reference to the Registration Statement on Form S-3, No. 333-106419.

4.15	Form of Common Stock Certificate. Incorporated herein by reference to the report on Form 8-K dated July 22, 2003.

4.16	Form of Preferred Trust Security. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.17	Form of Indenture with respect to the 7.70% Junior Subordinated Debentures. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.18	Form of 7.70% Junior Subordinated Debentures. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.19	Form of Amended and Restated Trust Agreement of Southwest Gas Capital II. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.20	Form of Guarantee Agreement with respect to the Preferred Trust Securities. Incorporated herein by reference to the report on Form 8-K dated August 20, 2003.

4.21	Indenture between Clark County, Nevada, and BNY Midwest Trust Company as Trustee, dated as of July 1, 2004, with respect to the issuance of $65,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation), Series 2004A, due 2034. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2004.

4.22	Indenture between Clark County, Nevada, and BNY Midwest Trust Company as Trustee, dated as of October 1, 2004, with respect to the issuance of $75,000,000 Industrial Development Refunding Revenue Bonds (Southwest Gas Corporation), Series 2004B, due 2033. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 2004.

4.23	Indenture of Trust between Clark County, Nevada, and the Bank of New York Trust Company, N.A. as Trustee, dated as of October 1, 2005, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2005A. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2005.

4.24	Indenture of Trust between Clark County, Nevada, and the Bank of New York Trust Company, N.A. as Trustee, dated as of September 1, 2006, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2006A. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2006.

4.25

Indenture of Trust between Clark County, Nevada, and the BNY Midwest Trust Company, as Trustee, dated as of March 1, 2003, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2003. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2008 within which it was filed as Exhibit 10.01.

4.26

Indenture of Trust between Clark County, Nevada and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of September 1, 2008, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2008A. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2008 within which it was filed as Exhibit 10.02.

4.27

Indenture of Trust between Clark County, Nevada and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated December 1, 2009, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2009A.

4.28

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

10.08	*	Southwest Gas Corporation Management Incentive Plan, amended and restated effective January 20, 2009. Incorporated herein by reference to the 2009 Proxy Statement.

10.09	*

Southwest Gas Corporation 2002 Stock Incentive Plan. Incorporated herein by reference to the Proxy Statement dated April 2, 2002. Southwest Gas Corporation 1996 Stock Incentive Plan. Incorporated herein by reference to the Proxy Statement dated May 30, 1996.

10.10	*

Southwest Gas Corporation Executive Deferral Plan, amended and restated March 1, 2008, effective January 1, 2005. Southwest Gas Corporation Executive Deferral Plan, amended and restated effective January 1, 2009. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 2008.

10.11	*	Southwest Gas Corporation Directors Deferral Plan, amended and restated effective January 1, 2009. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 2008.

10.12

Financing agreement dated as of March 1, 2003 by and between Clark County, Nevada, and Southwest Gas Corporation relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2003A, Series 2003B, Series 2003C, Series 2003D and Series 2003E. Incorporated herein by reference to the report on Form 8-K dated September 20, 2003.

10.13	*	Form of Executive Option Grant under 2002 Stock Incentive Plan. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2004.

10.14

Financing Agreement dated as of October 1, 2004 by and between the Company and Clark County, Nevada, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2004B. Incorporated herein by reference to the report on Form 10-K for the year ended December 31, 2004.

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

10.16

First Amendment to Financing Agreement by and between Clark County, Nevada, and Southwest Gas Corporation dated as of July 1, 2005, amending the Financing Agreement dated as of March 1, 2003, with respect to Clark County, Nevada Industrial Development Revenue Bonds Series 2003A, Series 2003B, Series 2003C, Series 2003D, and Series 2003E. Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 2005.

10.17

Financing Agreement dated as of October 1, 2005 by and between Clark County, Nevada, and Southwest Gas Corporation relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2005A. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2005.

10.18

Financing Agreement dated as of September 1, 2006 by and between Clark County, Nevada, and Southwest Gas Corporation relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2006A. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2006.

10.19	*	Southwest Gas Corporation 2006 Restricted Stock/Unit Plan, amended and restated May 7, 2008. Incorporated herein by reference to the report on Form 10-Q for the quarter ended June 30, 2008.

10.20

Financing Agreement between Clark County, Nevada, and Southwest Gas Corporation, dated as of September 1, 2008, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2008A. Incorporated herein by reference to the report on Form 10-Q for the quarter ended September 30, 2008.

10.21		Financing Agreement between Clark County, Nevada and Southwest Gas Corporation, dated December 1, 2009, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2009A.

12.01		Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.

13.01		Portions of 2009 Annual Report to Shareholders incorporated by reference to the Form 10-K.

21.01	List of subsidiaries of Southwest Gas Corporation.

23.01	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.01	Section 302 Certifications.

32.01	Section 906 Certifications.

*	Management Contracts or Compensation Plans

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS CORPORATION

Date: February 26, 2010	By	/s/ JEFFREY W. SHAW
Jeffrey W. Shaw
Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE C. BIEHL	Director, Executive Vice President, Chief Financial Officer, and Corporate Secretary	February 26, 2010
(George C. Biehl)

/s/ ROBERT L. BOUGHNER	Director	February 26, 2010
(Robert L. Boughner)

/s/ THOMAS E. CHESTNUT	Director	February 26, 2010
(Thomas E. Chestnut)

/s/ STEPHEN C. COMER	Director	February 26, 2010
(Stephen C. Comer)

/s/ RICHARD M. GARDNER	Director	February 26, 2010
(Richard M. Gardner)

/s/ LEROY C. HANNEMAN, JR.	Director	February 26, 2010
(LeRoy C. Hanneman, Jr.)

/s/ JAMES J. KROPID	Chairman of the Board of Directors	February 26, 2010
(James J. Kropid)

/s/ MICHAEL O. MAFFIE	Director	February 26, 2010
(Michael O. Maffie)

/s/ ANNE L. MARIUCCI	Director	February 26, 2010
(Anne L. Mariucci)

/s/ MICHAEL J. MELARKEY	Director	February 26, 2010
(Michael J. Melarkey)

/s/ JEFFREY W. SHAW	Director and Chief Executive Officer	February 26, 2010
(Jeffrey W. Shaw)

/s/ THOMAS A. THOMAS	Director	February 26, 2010
(Thomas A. Thomas)

/s/ TERRENCE L. WRIGHT	Director	February 26, 2010
(Terrence L. Wright)

/s/ ROY R. CENTRELLA	Vice President, Controller, and Chief Accounting Officer	February 26, 2010
(Roy R. Centrella)

EXHIBIT INDEX

Exhibit Number	Description of Document

4.27	Indenture of Trust between Clark County, Nevada and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated December 1, 2009, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2009A.

10.21	Financing Agreement between Clark County, Nevada and Southwest Gas Corporation, dated December 1, 2009, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2009A.

12.01	Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.

13.01	Portions of 2009 Annual Report to Shareholders incorporated by reference to Form 10-K.

21.01	List of Subsidiaries of Southwest Gas Corporation.

23.01	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.01	Section 302 Certifications.

32.01	Section 906 Certifications.