Form 10-Q
period 2010-03-31
SOUTHWEST GAS CORP
filed 2010-05-07
CIK 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Common Stock, $1 Par Value, 45,371,013 shares as of May 3, 2010.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2010

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)
	MARCH 31,	DECEMBER 31,
	2010	2009
ASSETS
Utility plant:
Gas plant	$4,452,297	$4,418,286
Less: accumulated depreciation	(1,460,799)	(1,431,106)
Acquisition adjustments, net	1,406	1,451
Construction work in progress	36,005	45,872
Net utility plant	3,028,909	3,034,503
Other property and investments	114,443	115,860
Restricted cash	49,776	49,769
Current assets:
Cash and cash equivalents	39,005	65,315
Accounts receivable, net of allowances	176,207	157,722
Accrued utility revenue	43,700	71,700
Income taxes receivable, net	-	8,549
Deferred income taxes	23,513	22,410
Deferred purchased gas costs	-	3,251
Prepaids and other current assets	76,780	88,685
Total current assets	359,205	417,632
Deferred charges and other assets	288,657	288,528
Total assets	$3,840,990	$3,906,292

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued
and outstanding - 45,334,131 and 45,091,734 shares)	$46,964	$46,722
Additional paid-in capital	798,918	792,339
Accumulated other comprehensive income (loss), net	(22,521)	(22,250)
Retained earnings	338,470	285,316
Total Southwest Gas Corporation equity	1,161,831	1,102,127
Noncontrolling interest	(229)	(41)
Total equity	1,161,602	1,102,086
Subordinated debentures due to Southwest Gas Capital II	-	100,000
Long-term debt, less current maturities	1,121,816	1,169,357
Total capitalization	2,283,418	2,371,443
Current liabilities:
Current maturities of long-term debt	1,344	1,327
Accounts payable	120,328	158,856
Customer deposits	90,487	91,668
Income taxes payable	30,541	-
Accrued general taxes	59,759	40,868
Accrued interest	18,354	19,644
Deferred purchased gas costs	93,344	93,226
Other current liabilities	86,212	68,641
Total current liabilities	500,369	474,230
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	438,249	436,113
Taxes payable	2,980	3,079
Accumulated removal costs	195,000	189,000
Other deferred credits	420,974	432,427
Total deferred income taxes and other credits	1,057,203	1,060,619
Total capitalization and liabilities	$3,840,990	$3,906,292

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2010

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED		TWELVE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2010	2009	2010	2009
Operating revenues:
Gas operating revenues	$614,509	$635,106	$1,594,246	$1,685,201
Construction revenues	54,242	54,756	278,467	335,797
Total operating revenues	668,751	689,862	1,872,713	2,020,998
Operating expenses:
Net cost of gas sold	352,255	395,810	823,075	951,088
Operations and maintenance	86,705	84,662	350,985	338,116
Depreciation and amortization	47,696	48,522	189,256	194,971
Taxes other than income taxes	9,766	10,111	36,973	36,697
Construction expenses	50,597	48,028	245,030	294,220
Total operating expenses	547,019	587,133	1,645,319	1,815,092
Operating income	121,732	102,729	227,394	205,906
Other income and (expenses):
Net interest deductions	(18,175)	(18,590)	(74,855)	(81,641)
Net interest deductions on subordinated debentures	(1,912)	(1,933)	(7,710)	(7,730)
Other income (deductions)	(523)	(1,704)	7,826	(13,643)
Total other income and (expenses)	(20,610)	(22,227)	(74,739)	(103,014)
Income before income taxes	101,122	80,502	152,655	102,892
Income tax expense (benefit)	36,662	30,521	51,058	41,090
Net income	64,460	49,981	101,597	61,802
Net income (loss) attributable to noncontrolling interest	(188)	-	(552)	-
Net income attributable to Southwest Gas Corporation	$64,648	$49,981	$102,149	$61,802

Basic earnings per share	$1.43	$1.13	$2.27	$1.41
Diluted earnings per share	$1.42	$1.12	$2.26	$1.40
Dividends declared per share	$0.2500	$0.2375	$0.9625	$0.9125

Average number of common shares outstanding	45,221	44,424	44,948	43,825
Average shares outstanding (assuming dilution)	45,595	44,680	45,287	44,118

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2010

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	THREE MONTHS ENDED		TWELVE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2010	2009	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$64,460	$49,981	$101,597	$61,802
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	47,696	48,522	189,256	194,971
Deferred income taxes	1,198	9,477	34,519	40,801
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(18,485)	(4,739)	(2,639)	48,754
Accrued utility revenue	28,000	28,100	800	400
Deferred purchased gas costs	3,369	(13,358)	73,629	3,579
Accounts payable	(38,528)	(75,316)	4,210	(34,553)
Accrued taxes	57,882	40,212	40,167	(23,349)
Other current assets and liabilities	25,540	60,373	(2,100)	(5,704)
Gains on sale	(232)	(1,065)	(2,458)	(2,428)
Changes in undistributed stock compensation	2,687	2,215	4,414	3,963
AFUDC and property-related changes	(278)	(470)	(1,029)	(706)
Changes in other assets and deferred charges	(14,045)	(550)	(29,048)	(896)
Changes in other liabilities and deferred credits	3,356	5,155	8,567	6,971
Net cash provided by operating activities	162,620	148,537	419,885	293,605

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(34,152)	(52,445)	(198,692)	(291,562)
Change in restricted cash	(7)	-	(49,776)	-
Changes in customer advances	(1,264)	(1,768)	(1,972)	(2,461)
Receipt of exchange fund deposit	-	-	-	28,000
Miscellaneous inflows	957	2,423	6,467	18,736
Miscellaneous outflows	-	(1,172)	(2,448)	(3,850)
Net cash used in investing activities	(34,466)	(52,962)	(246,421)	(251,137)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	4,006	8,152	14,255	36,130
Dividends paid	(10,742)	(9,998)	(42,694)	(39,449)
Issuance of long-term debt, net	-	-	49,834	103,797
Retirement of long-term debt	(328)	(5,346)	(10,636)	(200,573)
Redemption of subordinated debentures	(100,000)	-	(100,000)	-
Change in long-term portion of credit facility	(47,400)	(36,000)	(69,000)	64,000
Change in short-term debt	-	(55,000)	-	-
Net cash used in financing activities	(154,464)	(98,192)	(158,241)	(36,095)

Change in cash and cash equivalents	(26,310)	(2,617)	15,223	6,373
Cash at beginning of period	65,315	26,399	23,782	17,409

Cash at end of period	$39,005	$23,782	$39,005	$23,782

Supplemental information:
Interest paid, net of amounts capitalized	$20,676	$21,325	$80,122	$88,751
Income taxes paid (received)	(3,655)	93	(25,364)	17,044

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2010

Note 1 – Nature of Operations and Basis of Presentation

Nature of Operations.  Southwest Gas Corporation and its subsidiaries (the “Company”) are composed of two segments: natural gas operations (“Southwest” or the “natural gas operations” segment) and construction services.  Southwest is engaged in the business of purchasing, distributing, and transporting natural gas in portions of Arizona, Nevada, and California. The public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of the results for a full year. Variability in weather from normal temperatures, primarily in Arizona, can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity.  NPL Construction Co. (“NPL” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.

Basis of Presentation.  The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2009 Annual Report to Shareholders, which is incorporated by reference into the 2009 Form 10-K.

Intercompany Transactions.  NPL recognizes revenues generated from contracts with Southwest (see Note 3 below). Accounts receivable for these services were $5.1 million at March 31, 2010 and $5.3 million at December 31, 2009. The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with accounting treatment for rate-regulated entities.

Other Income (Deductions).  The following table provides the composition of significant items included in Other income (deductions) on the consolidated statements of income (thousands of dollars):

	Three Months Ended		Twelve Months Ended
	March 31		March 31
	2010	2009	2010	2009

Change in COLI policies	$1,490	$(1,594)	$11,630	$(11,535)
Interest income	21	144	148	1,556
Miscellaneous income and (expense)	(2,034)	(254)	(3,952)	(3,664)

Total other income (deductions)	$(523)	$(1,704)	$7,826	$(13,643)

Included in the table above is the change in cash surrender values of company-owned life insurance (“COLI”) policies.  These life insurance policies on members of management and other key employees are used by Southwest to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans.  Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds.  Therefore, the change in the cash surrender value components of COLI policies as they progress toward the ultimate death benefits are also recorded without tax consequences.  See the 2009 Annual Report to Shareholders for additional information about the COLI policies.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2010

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

	Qualified Retirement Plan
	Period Ended March 31,
	Three Months		Twelve Months
	2010	2009	2010	2009
(Thousands of dollars)
Service cost	$4,233	$3,848	$15,775	$15,929
Interest cost	8,904	8,631	34,800	33,000
Expected return on plan assets	(9,135)	(8,805)	(35,551)	(34,841)
Amortization of prior service costs (credits)	-	(1)	(1)	(10)
Amortization of net loss	2,620	1,063	5,810	3,391
Net periodic benefit cost	$6,622	$4,736	$20,833	$17,469

	SERP
	Period Ended March 31,
	Three Months		Twelve Months
	2010	2009	2010	2009
(Thousands of dollars)
Service cost	$93	$49	$239	$121
Interest cost	511	516	2,060	2,047
Amortization of net loss	289	227	971	975
Net periodic benefit cost	$893	$792	$3,270	$3,143

	PBOP
	Period Ended March 31,
	Three Months		Twelve Months
	2010	2009	2010	2009
(Thousands of dollars)
Service cost	$214	$182	$761	$729
Interest cost	623	593	2,400	2,336
Expected return on plan assets	(523)	(401)	(1,725)	(2,004)
Amortization of transition obligation	217	217	867	867
Amortization of net loss	122	108	448	108
Net periodic benefit cost	$653	$699	$2,751	$2,036

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2010

Note 3 – Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):
	Natural Gas	Construction
	Operations	Services	Total
Three months ended March 31, 2010
Revenues from external customers	$614,509	$42,157	$656,666
Intersegment revenues	-	12,085	12,085
Total	$614,509	$54,242	$668,751
Segment net income (loss)	$65,317	$(669)	$64,648

Three months ended March 31, 2009
Revenues from external customers	$635,106	$41,595	$676,701
Intersegment revenues	-	13,161	13,161
Total	$635,106	$54,756	$689,862
Segment net income	$49,852	$129	$49,981

Twelve months ended March 31, 2010
Revenues from external customers	$1,594,246	$226,969	$1,821,215
Intersegment revenues	-	51,498	51,498
Total	$1,594,246	$278,467	$1,872,713
Segment net income	$94,885	$7,264	$102,149

Twelve months ended March 31, 2009
Revenues from external customers	$1,685,201	$272,483	$1,957,684
Intersegment revenues	-	63,314	63,314
Total	$1,685,201	$335,797	$2,020,998
Segment net income	$54,266	$7,536	$61,802

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2010

Note 4 – Derivatives and Fair Value Measurements

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

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on approximately 50 percent of its natural gas portfolios.  The maturities of the Swaps highly correlate to forecasted purchases of natural gas, during timeframes ranging from April 2010 through October 2011.  Under such contracts, Southwest pays the counterparty at a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas.  Only the net differential is actually paid or received.  The differential is calculated based on the notional amounts under the contracts (approximately 11.6 million dekatherms at March 31, 2010 and 13.6 million dekatherms at December 31, 2009).  Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

The following table sets forth the gains and (losses) recognized on the Company's Swaps (derivatives) for the three months and twelve months ended March 31, 2010 and 2009 and their location in the income statement (thousands of dollars):

Derivatives not designated as hedging instruments:

	Location of Gain or (Loss) Recognized
	in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended				Twelve Months Ended
		March 31				March 31
		2010		2009		2010		2009
Swaps	Net cost of gas sold	$(16,342)		$(8,968)		$(11,765)		$(27,670)
Swaps	Net cost of gas sold	16,342	*	8,968	*	11,765	*	27,670	*
Total		$-		$-		$-		$-

* Represents the impact of regulatory deferral accounting treatment under U.S. GAAP for rate-regulated entities.

In January 2010, Southwest entered into two forward starting interest rate swaps (“FSIRS”) to hedge the risk of interest rate variability during the period leading up to the planned issuance of 10-year fixed-rate debt in December 2010 and March 2012, to replace $200 million of debt maturing in February 2011 and $200 million maturing in May 2012, respectively.  The counterparties to both agreements comprise four major banking institutions.  The first FSIRS has a notional amount of $125 million (with Southwest as the fixed-rate payer at a rate of 4.26%) and has a mandatory termination date on or before December 7, 2010.  The second FSIRS has a notional amount of $100 million (with Southwest as the fixed-rate payer at a rate of 4.78%) and has a mandatory termination date on or before March 20, 2012.

Southwest has designated the FSIRS agreements as cash flow hedges of forecasted future interest payments.  At the inception of the hedges, the terms of the derivatives are the same as perfect hypothetical derivatives; thus, there is an expectation that there will be no ineffectiveness, and that the effective portion of unrealized gains and losses on the FSIRS leading up to the forecasted debt issuances will be reported as a component of other comprehensive income.  At termination, the final values will be reclassified from accumulated other comprehensive income into earnings over the terms of the debt issuances which is the same period the hedged forecasted transaction affects earnings.  However, should conditions occur that indicate the existence of ineffectiveness (e.g., deterioration of counterparty creditworthiness, delay in the forecasted debt issuances, etc.), Southwest will measure ineffectiveness by comparing changes in the fair value of each FSIRS with changes in the fair value of a hypothetical swap (the hypothetical derivative method).  Gains and losses due to ineffectiveness will be recognized immediately as part of interest expense.  See Note 7 – Equity and

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2010

Comprehensive Income for additional information.  At March 31, 2010, the FSIRS were effective hedges.  There was no gain or (loss) reclassified from accumulated other comprehensive income (“AOCI”) into income (effective portion) and no gain or (loss) recognized in income (ineffective portion) for the Company’s derivatives designated as hedging instruments.

The following table sets forth the gains and (losses) recognized on the Company's FSIRS (thousands of dollars):

Derivatives Designated as Hedging Instruments:

Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)

Derivatives in cash flow hedging relationships	March 31, 2010

Three months ended:
Interest rate swaps - FSIRS	$(987)

Twelve months ended:
Interest rate swaps - FSIRS	$(987)

The following table sets forth the fair values of the Company's Swaps and FSIRS and their location in the balance sheets (thousands of dollars):

Derivatives not designated as hedging instruments:

March 31, 2010		Asset	Liability
	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Other current liabilities	$-	$(12,970)	$(12,970)
Swaps	Other deferred credits	4	(366)	(362)
Total		$4	$(13,336)	$(13,332)

December 31, 2009		Asset	Liability
	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Deferred charges and other assets	$85	$(27)	$58
Swaps	Prepaids and other current assets	2,921	(361)	2,560
Swaps	Other current liabilities	309	(1,730)	(1,421)
Swaps	Other deferred credits	25	(100)	(75)
Total		$3,340	$(2,218)	$1,122

Derivatives designated as hedging instruments:

March 31, 2010		Asset	Liability
	Balance Sheet Location	Derivatives	Derivatives	Net Total
FSIRS	Other current liabilities	$-	$(792)	$(792)
FSIRS	Other deferred credits	-	(195)	(195)
Total		$-	$(987)	$(987)

There were no derivatives designated as hedging instruments at December 31, 2009.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2010

The estimated fair values of the derivatives were determined using future natural gas index prices (as more fully described below).  The Company has master netting arrangements with each counterparty that provide for the net settlement of all contracts through a single payment.  As applicable, the Company has elected to reflect the net amounts in its balance sheets.

Pursuant to regulatory deferral accounting treatment for rate-regulated entities, Southwest records the unrealized gains and losses in fair value of the Swaps as a regulatory asset and/or liability.  When the Swaps settle, Southwest reverses any prior positions held and records the settled position as an increase or decrease of purchased gas under the related purchased gas adjustment (“PGA”) mechanism in determining its deferred PGA balances.  During the three months ended March 31, 2010, Southwest paid counterparties $2.7 million and received from counterparties $831,000 in settlements of matured Swaps.  Neither changes in the fair value of the Swaps nor settled amounts have a direct effect on earnings or other comprehensive income.  At March 31, 2010, regulatory assets/liabilities offsetting the amounts in the balance sheet were recorded in Prepaids and other current assets ($13 million) and Deferred charges and other assets ($362,000).  At December 31, 2009, regulatory assets/liabilities offsetting the amounts in the balance sheet were recorded in Prepaids and other current assets ($1.4 million), Other current liabilities ($2.6 million), Other deferred credits ($58,000), and Deferred charges and other assets ($75,000).

Fair Value Measurements.  The estimated fair values of Southwest’s Swaps were determined at March 31, 2010 and December 31, 2009 using NYMEX futures settlement prices for delivery of natural gas at Henry Hub adjusted by the price of NYMEX ClearPort basis Swaps, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measure.

The estimated fair values of Southwest’s FSIRS were determined using a discounted cash flow model that utilizes forecasted interest rate curves.  The inputs to the model are the terms of the FSIRS.  These Level 2 inputs are observable in the marketplace throughout the full term of the FSIRS, but have been credit-risk adjusted with no significant impact to the overall fair value measure.

The following table sets forth, by level within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability, the Company's financial assets and liabilities that were accounted for at fair value:

Level 2 - Significant other observable inputs

(Thousands of dollars)	March 31, 2010	December 31, 2009

Assets at fair value:
Prepaids and other current assets - Swaps	$-	$2,560
Deferred charges and other assets - Swaps	-	58

Liabilities at fair value:
Other current liabilities - Swaps	(12,970)	(1,421)
Other deferred credits - Swaps	(362)	(75)
Other current liabilities - FSIRS	(792)	-
Other deferred credits - FSIRS	(195)	-

Net Assets (Liabilities)	$(14,319)	$1,122

No financial assets or liabilities fell within Level 1 or Level 3 of the fair value hierarchy.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2010

Note 5 – Redemption of Subordinated Debentures

In June 2003, the Company created Southwest Gas Capital II (“Trust II”), a wholly owned subsidiary, as a financing trust for the sole purpose of issuing preferred trust securities for the benefit of the Company.  In August 2003, Trust II publicly issued $100 million of 7.70% Preferred Trust Securities (“Preferred Trust Securities”).  In connection with the Trust II issuance of the Preferred Trust Securities and the related purchase by the Company for $3.1 million of all of the Trust II common securities (“Common Securities”), the Company issued $103.1 million principal amount of its 7.70% Junior Subordinated Debentures (“Subordinated Debentures”) to Trust II.  The Subordinated Debentures became redeemable at the option of the Company in August 2008.

In February 2010, the Company notified holders of the Subordinated Debentures that all of these debentures (and the associated preferred and common securities) would be redeemed (at par) by the Company in March 2010.  All of the outstanding Subordinated Debentures were redeemed in March 2010.  The Company accomplished the redemption using existing cash and borrowings under the $300 million credit facility.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2010

Note 6 – Long-Term Debt

Carrying amounts of the Company’s long-term debt and their related estimated fair values as of March 31, 2010 and December 31, 2009 are disclosed in the following table.  The fair value of the revolving credit facility and the variable-rate IDRBs approximates carrying value.  Market values for the debentures, fixed-rate IDRBs, and other indebtedness were determined based on dealer quotes using trading records for March 31, 2010 and December 31, 2009, as applicable, and other secondary sources which are customarily consulted for data of this kind.

	March 31, 2010		December 31, 2009
	Carrying	Market	Carrying	Market
	Amount	Value	Amount	Value
(Thousands of dollars)
Debentures:
Notes, 8.375%, due 2011	$200,000	$211,392	$200,000	$213,012
Notes, 7.625%, due 2012	200,000	220,922	200,000	219,240
8% Series, due 2026	75,000	91,310	75,000	87,005
Medium-term notes, 7.59% series, due 2017	25,000	28,895	25,000	27,858
Medium-term notes, 7.78% series, due 2022	25,000	29,608	25,000	28,275
Medium-term notes, 7.92% series, due 2027	25,000	30,293	25,000	28,848
Medium-term notes, 6.76% series, due 2027	7,500	8,125	7,500	7,723
Unamortized discount	(2,028)		(2,196)
	555,472		555,304
Revolving credit facility and commercial paper, due 2012	45,000	45,000	92,400	92,400
Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Fixed-rate bonds:
6.10% 1999 Series A, due 2038	12,410	11,840	12,410	11,443
5.95% 1999 Series C, due 2038	14,320	13,422	14,320	12,922
5.55% 1999 Series D, due 2038	8,270	7,343	8,270	7,038
5.45% 2003 Series C, due 2038 (rate resets in 2013)	30,000	31,885	30,000	31,422
5.25% 2003 Series D, due 2038	20,000	17,130	20,000	16,701
5.80% 2003 Series E, due 2038 (rate resets in 2013)	15,000	15,701	15,000	15,683
5.25% 2004 Series A, due 2034	65,000	58,309	65,000	55,979
5.00% 2004 Series B, due 2033	31,200	27,237	31,200	26,096
4.85% 2005 Series A, due 2035	100,000	83,214	100,000	79,469
4.75% 2006 Series A, due 2036	24,855	20,078	24,855	19,139
Unamortized discount	(3,608)		(3,644)
	517,447		517,411
Other	5,241	5,440	5,569	5,712
	1,123,160		1,170,684
Less: current maturities	(1,344)		(1,327)
Long-term debt, less current maturities	$1,121,816		$1,169,357

As noted in the table above, the Company has $200 million of 8.375% notes maturing in February 2011.  The Company currently intends to issue new debentures in December 2010 to provide funding for this maturing obligation.  The Company also has a $300 million credit facility that expires in May 2012 with sufficient current and forecasted capacity to provide funding for the $200 million of maturing debentures.  Therefore, the $200 million of debentures due February 2011 continue to be shown as long-term obligations.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2010

Note 7 – Equity and Comprehensive Income

The table below provides details of activity in equity during the first quarter of 2010.

	Southwest Gas Corporation Equity
				Accumulated
			Additional	Other		Non-
	Common Stock		Paid-in	Comprehensive	Retained	controlling
(In thousands, except per share amounts)	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total
DECEMBER 31, 2009	45,092	$46,722	$792,339	$(22,250)	$285,316	$(41)	$1,102,086
Common stock issuances	242	242	6,579				6,821
Net income (loss)					64,648	(188)	64,460
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period,
less amortization of unamortized benefit plan cost, net of tax				341			341
FSIRS unrealized gains (losses), net of tax				(612)			(612)
Dividends declared
Common: $0.25 per share					(11,494)		(11,494)
MARCH 31, 2010	45,334	$46,964	$798,918	$(22,521)	$338,470	$(229)	$1,161,602

The tables below are designed to provide details of comprehensive income and year-to-date activity in AOCI.  See Note 4 – Derivatives and Fair Value Measurements for additional information on the FSIRS.

Comprehensive Income
	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
		(Thousands of dollars)

Net income	$64,460	$49,981	$101,597	$61,802
Net actuarial gain (loss) arising during period,
less amortization of unamortized benefit plan cost, net of tax	341	207	(2,690)	(6,571)
FSIRS unrealized gains (losses), net of tax	(612)	-	(612)	-
Comprehensive income	64,189	50,188	98,295	55,231
Comprehensive income (loss) attributable to noncontrolling interest	(188)	-	(552)	-
Comprehensive income attributable to Southwest Gas Corporation	$64,377	$50,188	$98,847	$55,231

Tax (expense) benefit associated with net
actuarial gain (loss) arising during period	$(210)	$(126)	$1,648	$4,028

Tax (expense) benefit associated with FSIRS
unrealized gain (loss) recognized in other comprehensive income	$375	$-	$375	$-

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2010

AOCI - Rollforward
(Thousands of dollars)
	Defined Benefit Plans				FSIRS
		Tax				Tax			AOCI
	Before-	(Exense)			Before-	(Expense)
	Tax	Benefit	After-Tax		Tax	Benefit	After-Tax
Beginning Balance AOCI December 31, 2009	$(35,887)	$13,637	$(22,250)		$-	$-	$-		$(22,250)
Current period change	551	(210)	341	*	(987)	375	(612)	**	(271)
Ending Balance in AOCI March 31, 2010	$(35,336)	$13,427	$(21,909)		$(987)	$375	$(612)		$(22,521)

* Net actuarial gain (loss), less amortization of unamortized benefit plan cost
** FSIRS unrealized gain (loss) recognized in other comprehensive income

Based on the current FSIRS position, an insignificant amount of the FSIRS existing gains (losses) reported in AOCI at March 31, 2010 is expected to be reclassified into earnings within the next twelve months.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2010

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

On a seasonally adjusted basis as of March 31, 2010, Southwest had 1,830,000 residential, commercial, industrial, and other natural gas customers, of which 990,000 customers were located in Arizona, 658,000 in Nevada, and 182,000 in California.  Residential and commercial customers represented over 99 percent of the total customer base.  During the twelve months ended March 31, 2010, 54 percent of operating margin was earned in Arizona, 35 percent in Nevada, and 11 percent in California.  During this same period, Southwest earned 86 percent of operating margin from residential and small commercial customers, 4 percent from other sales customers, and 10 percent from transportation customers.  These general patterns are expected to continue.

Southwest recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers.  Operating margin is the measure of gas operating revenues less the net cost of gas sold.  Management uses operating margin as a main benchmark in comparing operating results from period to period.  The principal factors affecting operating margin are general rate relief, weather, conservation and efficiencies, and customer growth.  Of these, weather is the primary reason for volatility in margin.  Variances in temperatures from normal levels, primarily in Arizona, can have a significant impact on the margin and associated net income of the Company.  A decoupled rate structure adopted as part of the Nevada general rate case, effective November 2009, is designed to mitigate the impact of weather variability on margin in Nevada service territories.  Weather impacts are substantially offset by the margin tracking mechanism in Southwest’s California service territories.

NPL Construction Co. (“NPL” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.  NPL operates in 17 major markets nationwide.  Construction activity is cyclical and can be significantly impacted by changes in general and local economic conditions, including the housing market, interest rates, employment levels, job growth, the equipment resale market, and local and federal tax rates.  Generally, revenues and profits are lowest during the first quarter of the year due to less favorable winter weather conditions.  Operating results typically improve as more favorable weather conditions occur during the summer and fall months.

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as the MD&A, included in the 2009 Annual Report to Shareholders, which is incorporated by reference into the 2009 Form 10-K.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2010

Executive Summary

The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s operations.  As needed, certain items are covered in greater detail in later sections of management’s discussion and analysis.  As reflected in the table below, the natural gas operations segment accounted for an average of 91 percent of twelve-month-to-date consolidated net income over the past two years.  As such, management’s discussion and analysis is primarily focused on that segment.  Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of the results for a full year.

Summary Operating Results
	Period Ended March 31,
	Three Months		Twelve Months
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Contribution to net income
Natural gas operations	$65,317	$49,852	$94,885	$54,266
Construction services	(669)	129	7,264	7,536
Net income	$64,648	$49,981	$102,149	$61,802

Average number of common
shares outstanding	45,221	44,424	44,948	43,825

Basic earnings per share
Consolidated	$1.43	$1.13	$2.27	$1.41

Natural Gas Operations
Operating margin	$262,254	$239,296	$771,171	$734,113

Consolidated results for the first quarter of 2010 increased compared to the same period in 2009 primarily due to a significant improvement in natural gas segment operating results.  The Company achieved net income of $64.6 million, a record for any quarterly period in its history.  Basic earnings per share of $1.43 were the highest quarterly total in at least the past 25 years.

1st Quarter 2010 Overview

Natural gas operations highlights include the following:
•
Operating margin increased approximately $23 million, or 10 percent, compared to the prior-year’s quarter primarily due to improved weather ($13 million) and rate relief in Nevada ($9 million) and California ($1 million)

•	$100 million of 7.70% Subordinated Debentures redeemed at par in March 2010
•	Paiute rate case settlement approved by the FERC in April 2010
•	Quarterly dividend increased from 23.75 cents to 25 cents per share, effective with the June 2010 payment
•	Standard & Poor’s revised the Company’s credit rating outlook to positive from stable
•	Liquidity position remains strong

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2010

Weather and Conservation.  The rate structures in each of Southwest’s three states provide varying levels of protection from risks that drive operating margin volatility, particularly weather risk and conservation efforts.  Southwest’s exposure to these risks on operating margin is largely limited to its Arizona operating areas as both Nevada and California operations are now under decoupled rate structures.  During the first quarter of 2010, weather had a positive influence on operating margin as temperatures in Arizona were relatively normal, whereas, in the first quarter of 2009, the estimated weather impact on operating margin was a reduction of $13 million as Arizona experienced one of its warmest winters in 100 years.

Additionally, throughout 2009 Southwest experienced a decline in consumption over and above the more typical impacts of conservation from improvements in new construction practices and energy efficient appliances.  This excess decline was attributed to the impact of the difficult economic environment and, in particular, vacant homes.  During the first quarter of 2010, Southwest noted an overall increase in average residential customer consumption, but this improvement was largely driven by cooler weather.  Southwest continues to note an excessive number of vacant homes as compared to historical levels.  Consequently, further economic-related declines are possible.  Southwest continues to work with Arizona regulators on decoupling initiatives to mitigate the impacts of declining consumption.

Customer Growth.  Southwest completed 17,000 first-time meter sets over the last twelve months.  These meter sets led to 9,000 net additional active customers.  Southwest continues to project sluggish net customer growth (1% or less) for the year.

FERC General Rate Case.  In April 2010, the Federal Energy Regulatory Commission (“FERC”) approved an offer of settlement from Paiute Pipeline Company, a subsidiary of the Company, which resolved all issues related to its general rate case.  The settlement provides for an increase of approximately $900,000 in annual operating income.  See Rates and Regulatory Proceedings for more information.

Credit Rating – Outlook Revised.  In April 2009, Standard & Poor’s Ratings Services (“S&P”) upgraded the Company’s unsecured long-term debt ratings from BBB- (with a positive outlook) to BBB (with a stable outlook).  In April 2010, S&P affirmed the BBB rating and revised the Company’s outlook to “positive.”  S&P cited the Company’s stronger financial performance and an improved debt to capital ratio.  S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).  The S&P rating of BBB indicates the issuer of the debt is regarded as having an adequate capacity to pay interest and repay principal.

Liquidity.  Southwest believes its liquidity position remains strong.  Southwest has a $300 million credit facility maturing in May 2012, $150 million of which is designated for working capital needs.  The facility is provided through a consortium of eight major banking institutions.  Usage of the facility in the first quarter of 2010 was minimal.  The outstanding balance at March 31 was $45 million leaving $255 million available for long-term and working capital needs.  The lower usage was primarily due to improved profitability, natural gas prices that were relatively stable, and gas-cost related rate mechanisms that favorably impacted operating cash flows.  In the first quarter of 2010, cash and borrowings under the credit facility were used by the Company to redeem $100 million in subordinated debentures.  The current slowdown in housing construction has also allowed Southwest to fund construction expenditures primarily with internally generated cash.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2010

Results of Natural Gas Operations

Quarterly Analysis
	Three Months Ended
	March 31,
	2010	2009
	(Thousands of dollars)
Gas operating revenues	$614,509	$635,106
Net cost of gas sold	352,255	395,810
Operating margin	262,254	239,296
Operations and maintenance expense	86,705	84,662
Depreciation and amortization	42,696	42,339
Taxes other than income taxes	9,766	10,111
Operating income	123,087	102,184
Other income (expense)	(531)	(1,786)
Net interest deductions	18,024	18,182
Net interest deductions on subordinated debentures	1,912	1,933
Income before income taxes	102,620	80,283
Income tax expense	37,303	30,431
Contribution to consolidated net income	$65,317	$49,852

Contribution to consolidated net income from natural gas operations improved $15.5 million in the first quarter of 2010 compared to 2009.  The improvement in contribution reflects increased operating margin and improved other income, partially offset by higher operating expenses.

Operating margin increased $23 million in the first quarter of 2010 compared to the first quarter of 2009.  Differences in heating demand, caused primarily by weather variations, provided $13 million of the operating margin increase as temperatures in the current quarter were normal, while temperatures were significantly warmer than normal in the first quarter of 2009.  Rate relief provided $10 million of the operating margin increase, consisting of $9 million in Nevada and $1 million in California.  Customer growth had a negligible impact as 9,000 net new customers were added during the last twelve months.

Operations and maintenance expense increased $2 million, or two percent, principally due to higher employee-related and general costs.

Depreciation expense increased $357,000, or one percent, as a result of additional plant in service, partially offset by lower depreciation rates in the Nevada rate jurisdictions, effective June 2009.  Average gas plant in service for the current period increased $153 million, or four percent, compared to the corresponding period a year ago.  This was attributable to new business, reinforcement work, franchise requirements, routine pipe replacement activities, and the addition of two new operations centers in southern Nevada in the second quarter of 2009.

Other income improved $1.3 million between quarters as the cash surrender values of COLI policies increased by $1.5 million in the first quarter of 2010 compared to a decrease of $1.6 million in the prior-year quarter, partially offset by a $1.3 million increase in costs associated with certain Arizona non-recoverable pipe replacement work.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2010

Twelve-Month Analysis
	Twelve Months Ended
	March 31,
	2010	2009
	(Thousands of dollars)
Gas operating revenues	$1,594,246	$1,685,201
Net cost of gas sold	823,075	951,088
Operating margin	771,171	734,113
Operations and maintenance expense	350,985	338,116
Depreciation and amortization	167,207	168,031
Taxes other than income taxes	36,973	36,697
Operating income	216,006	191,269
Other income (expense)	7,845	(13,729)
Net interest deductions	73,933	79,926
Net interest deductions on subordinated debentures	7,710	7,730
Income before income taxes	142,208	89,884
Income tax expense	47,323	35,618
Contribution to consolidated net income	$94,885	$54,266

Contribution to consolidated net income from natural gas operations increased by $40.6 million in the current twelve-month period as compared to the corresponding period a year ago.  The improvement in contribution was a result of increased operating margin, a substantial improvement in other income, and reduced financing costs, partially offset by an increase in operating expenses.

Operating margin increased $37 million between periods.  Rate relief and rate changes provided a net $18 million increase, consisting of rate relief of $16 million in Arizona, $11 million in Nevada, and $3 million in California, partially offset by a decrease of $12 million related to the return to a seasonal margin methodology in California in 2009.  Differences in heating demand caused primarily by weather variations between periods resulted in a $23 million operating margin increase as warmer-than-normal temperatures were experienced during both periods (during the twelve-month period of 2010, operating margin was negatively impacted by $5 million, while the negative impact in the twelve-month period of 2009 was $28 million).  Customer growth contributed $1 million in operating margin.  Conservation resulting from current economic conditions and energy efficiency negatively impacted operating margin by an estimated $5 million.

Operations and maintenance expense increased $12.9 million, or four percent, primarily due to general cost increases and higher employee-related benefit costs.

Depreciation expense decreased $824,000 as a result of lower depreciation rates in the California ($3 million annualized reduction) and Nevada ($2.3 million annualized reduction) rate jurisdictions effective in January and June 2009, respectively.  Average gas plant in service for the current period increased $178 million, or four percent, compared to the corresponding period a year ago.

Other income improved $21.6 million between the twelve-month periods of 2010 and 2009.  This was primarily due to an $11.6 million increase in the cash surrender values of COLI policies in the current period compared to cash surrender value declines in the prior period of $11.5 million, partially offset by a $1.4 million reduction in interest income between the twelve-month periods.
Net financing costs decreased $6 million between the twelve-month periods of 2010 and 2009 primarily due to a reduction in outstanding debt and lower interest rates associated with Southwest’s commercial credit and other variable-rate facilities.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2010

Results of Construction Services

Contribution to consolidated net income from construction services for the three months ended March 31, 2010 decreased $798,000 compared to the same period of 2009.  Gains on sales of equipment were $232,000 and $1.1 million for the first quarters of 2010 and 2009, respectively.  NPL’s operating results continue to be influenced by the general slowdown in the new housing market.  It is anticipated that the current economic environment will continue to impact construction services results in 2010.

Revenues decreased $514,000 primarily due to the impact of poor weather conditions in the majority of NPL’s operating areas during the first quarter of 2010 as compared to the first quarter of 2009.  Construction expenses increased $2.6 million due primarily to higher fuel and fuel-related expenses and a decrease in gains on sales of equipment between the current and prior-year first quarters.  Depreciation expense declined $1.2 million between the quarters.

Contribution to consolidated net income from construction services for the twelve-month period of 2010 decreased $272,000 compared to the same period of 2009.  Gains on sales of equipment were $2.5 million and $2.4 million for the twelve-month periods of 2010 and 2009, respectively.

Revenues decreased $57.3 million due primarily to a reduction in the volume of new construction work resulting from the general slowdown in the new housing market.  Construction expenses decreased $49.2 million between the twelve-month periods due to the reduction in work, while depreciation expense declined $4.9 million.  Interest expense decreased $791,000 between the twelve-month periods due to a reduction in outstanding debt.

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

Rates and Regulatory Proceedings

California General Rate Cases.  Effective January 2009, Southwest received general rate relief in California.  The California Public Utilities Commission (“CPUC”) decision authorized an overall increase of $2.8 million in 2009 with an additional $400,000 deferred to 2010.  In addition, attrition increases were approved to be effective for the years 2010-2013 of 2.95% in southern and northern California and approximately $100,000 per year for the South Lake Tahoe rate jurisdiction.  In October 2009, Southwest filed for attrition increases which were approved effective January 2010 in the amount of $2.7 million (including the $400,000 previously deferred).

FERC General Rate Case.  Paiute Pipeline Company (“Paiute”), a subsidiary of the Company, filed a general rate case with the FERC in February 2009.  The filing fulfilled an obligation from the settlement agreement reached in the 2005 Paiute general rate case.  The application requested an increase in operating revenues of approximately $3.9 million.  In accordance with FERC requirements, the requested new rates went into effect in September 2009, subject to refund.  In April 2010, the FERC approved an offer of settlement from Paiute which resolved all issues related to its general rate case.  The settlement provides for an increase of approximately $900,000 in Paiute’s annual operating income.  Paiute has been accruing a liability for the difference between the requested rates and the anticipated settlement rates since September 2009.  As of March 31, 2010, Paiute has accrued approximately $2 million for refunds to customers.

Arizona energy efficiency and decoupling proceeding.  The Arizona Corporation Commission (“ACC”) convened a series of workshops starting in 2009 to evaluate “rate and regulatory incentives” and establish standards to promote energy efficiency and conservation for utility customers.  In conjunction with these workshops, Southwest and other interested parties submitted proposed regulations to the ACC in June 2009.  Rate designs which would decouple revenues from customer usage were the topic of much discussion in the proceeding, and were incorporated in several of the parties’ draft regulations.  Additional workshops directly pertaining to revenue decoupling were recently held and will continue through the second quarter with a final decision outlining the related regulations expected by year-end.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2010

PGA Filings

The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses.  Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- and under-collections.  At March 31, 2010, over-collections in all service territories resulted in a liability of $93.3 million on the Company’s balance sheet.  Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs.  PGA changes impact cash flows but have no direct impact on profit margin.  However, gas cost deferrals and recoveries can impact comparisons between periods of individual income statement components.  These include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).

As of March 31, 2010, December 31, 2009, and March 31, 2009, Southwest had the following outstanding PGA balances payable (millions of dollars):

	March 31, 2010	December 31, 2009	March 31, 2009
Arizona	$(30.9)	$(33.2)	$4.3
Northern Nevada	(5.5)	1.2	1.5
Southern Nevada	(53.1)	(60.0)	(20.5)
California	(3.8)	2.0	(5.0)
	$(93.3)	$(90.0)	$(19.7)

Capital Resources and Liquidity

Cash on hand and cash flows from operations have generally been sufficient over the past two years to provide for net investing activities (primarily construction expenditures and property additions).  During the past two years, the Company has been able to use cash inflows to reduce the net amount of debt outstanding (including short-term borrowings).  The Company’s capitalization strategy is to maintain an appropriate balance of equity and debt (including short-term borrowings).

To facilitate future financings, the Company has a universal shelf registration statement providing for the issuance and sale of registered securities from time to time, which may consist of secured debt, unsecured debt, preferred stock, or common stock.  The number and dollar amount of securities issued under the universal shelf registration statement, which was filed with the SEC and automatically declared effective in December 2008, will be determined at the time of the offerings, if any, and presented in the applicable prospectuses.

Cash Flows

Operating Cash Flows.  Cash flows provided by consolidated operating activities increased $14.1 million in the first quarter of 2010 as compared to the same period in 2009. The primary drivers of the change were an increase in net income between quarters and temporary fluctuations in working capital components.

Investing Cash Flows.  Cash used in consolidated investing activities decreased $18.5 million in the first quarter of 2010 as compared to the same period in 2009.  The decrease was primarily due to reductions in construction expenditures and equipment purchases, a result of the new housing market slowdown.

Financing Cash Flows.  Cash used in consolidated financing activities increased $56.3 million during the first quarter of 2010 as compared to the same period in 2009 primarily due to debt repayments, including the redemption of the Subordinated Debentures.  Dividends paid increased in the first quarter of 2010 as compared to 2009 as a result of a quarterly dividend increase and an increase in the number of shares outstanding.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2010

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

Gas Segment Construction Expenditures, Debt Maturities, and Financing

During the twelve-month period ended March 31, 2010, construction expenditures for the natural gas operations segment were $194 million (including the construction of two new operations centers for the Southern Nevada Division completed in the second quarter of 2009).  Approximately 49 percent of these expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant.  Cash flows from operating activities of Southwest were $396 million which provided sufficient funding for construction expenditures and dividend requirements of the natural gas operations segment.

Southwest estimates natural gas segment construction expenditures during the three-year period ending December 31, 2012 will be approximately $570 million.  Of this amount, approximately $200 million are expected to be incurred in 2010.  During the three-year period, cash flows from operating activities of Southwest are expected to provide sufficient funding for the gas operations total construction expenditures and dividend requirements.  During the three-year period, the Company expects to raise $8 million to $10 million from its various common stock programs.  Any cash requirements not met by operating activities are expected to be provided by existing credit facilities and/or other external financing sources.  The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest service areas, and earnings.  These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

In March 2010, the Company redeemed the $100 million, 7.70% Subordinated Debentures (Preferred Securities) at par.  The Company facilitated the redemption using existing cash and borrowings under the $300 million credit facility.

Southwest has $200 million of long-term debt maturing in February 2011 and $200 million maturing in May 2012.  The Company currently intends to issue $250 million of new debentures in December 2010 and $200 million of debentures in March 2012 to provide funding for the maturing obligations (and a portion of the redeemed Subordinated Debentures).  In connection with these planned debt issuances, the Company, in January 2010, entered into two forward-starting interest rate swap (“FSIRS”) agreements to hedge the risk of interest rate variability during the period leading up to the planned issuances.  See Note 4 – Derivatives and Fair Value Measurements for more information on the FSIRS.

During the quarter ended March 31, 2010, the Company issued shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) and for exercised stock options, raising approximately $4 million.  Beginning in the second quarter of 2010, the Company plans to cease issuing new common stock under the DRSPP (the DRSPP will purchase shares on the open market as needed).

Dividend Policy

The Company has a common stock dividend policy which states that common stock dividends will be paid at a prudent level that is within the normal dividend payout range for its respective businesses, and that the dividend will be established at a level considered sustainable in order to minimize business risk and maintain a strong capital structure throughout all economic cycles.  In February 2010, the Board of Directors increased the quarterly dividend payout from 23.75 cents to 25 cents per share, effective with the June 2010 payment.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2010

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

On an interim basis, Southwest generally defers over- or under-collections of gas costs to PGA balancing accounts.  In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect.  At March 31, 2010, the combined balance in the PGA accounts totaled an over-collection of $93.3 million.  See PGA Filings for more information on recent regulatory filings.

The Company has a $300 million credit facility that expires in May 2012.  Southwest has designated $150 million of the $300 million facility as long-term debt and the remaining $150 million for working capital purposes.  At March 31, 2010, $45 million was outstanding on the long-term portion and no borrowings were outstanding on the short-term portion of the credit facility.  The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any.  This credit facility has been, and is expected to continue to be, adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing.  Management believes the Company currently has a solid liquidity position.

The following table sets forth the ratios of earnings to fixed charges for the Company.  Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	March 31,	December 31,
	2010	2009

Ratio of earnings to fixed charges	2.70	2.46

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and net amortized debt costs.

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”).  All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions.  The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” “forecast,” and similar words and expressions are generally used and intended to identify forward-looking statements.  For example, statements regarding operating margin earned, customer growth, the composition of our customer base, price volatility, risks and costs associated with having non-performing assets associated with new homes, timing of improvements in the housing market, amount and timing for completion of estimated future construction expenditures, forecasted operating cash flows and results of operations, funding sources of cash requirements, sufficiency of working capital, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing, the amount and form of any such financing, future financing cost savings, the effectiveness of forward-starting interest rate swap agreements in hedging against changing interest rates, liquidity, the impact of the application of certain accounting standards, statements regarding future gas prices, gas

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2010

purchase contracts and derivative financial interests, the impact of certain legal proceedings, and the timing and results of future rate hearings and approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements.  These factors include, but are not limited to, the impact of weather variations on customer usage, customer growth rates, conditions in the housing market, our ability to recover costs through our PGA mechanisms, the effects of regulation/deregulation, the timing and amount of rate relief, changes in rate design, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, changes in construction expenditures and financing, renewal of franchises, easements and rights-of-way, changes in operations and maintenance expenses, effects of pension expense forecasts, accounting changes, future liability claims, changes in pipeline capacity for the transportation of gas and related costs, acquisitions and management’s plans related thereto, competition, and our ability to raise capital in external financings.  In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing and operations and maintenance expenses will continue in future periods.  For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Company’s 2009 Annual Report on Form 10-K filed with the SEC.  No material changes have occurred related to the Company’s disclosures about market risk.

ITEM 4.                  CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and benefits of controls must be considered relative to their costs.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the control.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Based on the most recent evaluation, as of March 31, 2010, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2010 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2010

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

ITEM 4.                  REMOVED AND RESERVED

ITEM 5.                  None.

ITEM 6.                  EXHIBITS

The following documents are filed as part of this report on Form 10-Q:

Exhibit 3(ii)	-	Amended Bylaws of Southwest Gas Corporation.
Exhibit 12.01	-	Computation of Ratios of Earnings to Fixed Charges.
Exhibit 31.01	-	Section 302 Certifications.
Exhibit 32.01	-	Section 906 Certifications.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: May 7, 2010

/s/ Roy R. Centrella
Roy R. Centrella
Vice President/Controller and Chief Accounting Officer