Form 10-Q
period 2010-06-30
SOUTHWEST GAS CORP
filed 2010-08-09
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $1 Par Value, 45,445,209 shares as of July 30, 2010.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except par value)

(Unaudited)

	JUNE 30, 2010	DECEMBER 31, 2009
ASSETS
Utility plant:
Gas plant	$4,500,759	$4,418,286
Less: accumulated depreciation	(1,487,099)	(1,431,106)
Acquisition adjustments, net	1,361	1,451
Construction work in progress	24,514	45,872

Net utility plant	3,039,535	3,034,503

Other property and investments	120,429	115,860

Restricted cash	37,778	49,769

Current assets:
Cash and cash equivalents	32,310	65,315
Accounts receivable, net of allowances	104,871	157,722
Accrued utility revenue	31,600	71,700
Income taxes receivable, net	—	8,549
Deferred income taxes	24,877	22,410
Deferred purchased gas costs	—	3,251
Prepaids and other current assets	74,659	88,685

Total current assets	268,317	417,632

Deferred charges and other assets	281,853	288,528

Total assets	$3,747,912	$3,906,292

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued and outstanding - 45,426,740 and 45,091,734 shares)	$47,057	$46,722
Additional paid-in capital	802,048	792,339
Accumulated other comprehensive income (loss), net	(34,748)	(22,250)
Retained earnings	326,028	285,316

Total Southwest Gas Corporation equity	1,140,385	1,102,127
Noncontrolling interest	(289)	(41)

Total equity	1,140,096	1,102,086
Subordinated debentures due to Southwest Gas Capital II	—	100,000
Long-term debt, less current maturities	1,076,678	1,169,357

Total capitalization	2,216,774	2,371,443

Current liabilities:
Current maturities of long-term debt	1,362	1,327
Accounts payable	65,494	158,856
Customer deposits	89,388	91,668
Income taxes payable	19,432	—
Accrued general taxes	35,364	40,868
Accrued interest	19,311	19,644
Deferred purchased gas costs	135,336	93,226
Other current liabilities	93,966	68,641

Total current liabilities	459,653	474,230

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	432,078	436,113
Taxes payable	2,880	3,079
Accumulated removal costs	200,000	189,000
Other deferred credits	436,527	432,427

Total deferred income taxes and other credits	1,071,485	1,060,619

Total capitalization and liabilities	$3,747,912	$3,906,292

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2010

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		TWELVE MONTHS ENDED JUNE 30,
	2010	2009	2010	2009	2010	2009
Operating revenues:
Gas operating revenues	$305,269	$316,744	$919,778	$951,850	$1,582,771	$1,648,942
Construction revenues	80,556	70,904	134,798	125,660	288,119	312,400

Total operating revenues	385,825	387,648	1,054,576	1,077,510	1,870,890	1,961,342

Operating expenses:
Net cost of gas sold	147,736	167,685	499,991	563,495	803,126	914,193
Operations and maintenance	86,935	86,846	173,640	171,508	351,074	341,359
Depreciation and amortization	47,160	47,727	94,856	96,249	188,689	194,490
Taxes other than income taxes	9,616	9,504	19,382	19,615	37,085	36,585
Construction expenses	70,347	61,201	120,944	109,229	254,176	272,380

Total operating expenses	361,794	372,963	908,813	960,096	1,634,150	1,759,007

Operating income	24,031	14,685	145,763	117,414	236,740	202,335

Other income and (expenses):
Net interest deductions	(19,003)	(18,784)	(37,178)	(37,374)	(75,074)	(79,035)
Net interest deductions on subordinated debentures	—	(1,932)	(1,912)	(3,865)	(5,778)	(7,730)
Other income (deductions)	(5,154)	2,452	(5,677)	748	220	(10,576)

Total other income and (expenses)	(24,157)	(18,264)	(44,767)	(40,491)	(80,632)	(97,341)

Income (loss) before income taxes	(126)	(3,579)	100,996	76,923	156,108	104,994
Income tax expense (benefit)	867	(2,985)	37,529	27,536	54,910	41,061

Net income (loss)	(993)	(594)	63,467	49,387	101,198	63,933
Net income (loss) attributable to noncontrolling interest	(60)	—	(248)	—	(612)	—

Net income (loss) attributable to Southwest Gas Corporation	$(933)	$(594)	$63,715	$49,387	$101,810	$63,933

Basic earnings (loss) per share	$(0.02)	$(0.01)	$1.41	$1.11	$2.26	$1.45

Diluted earnings (loss) per share	$(0.02)	$(0.01)	$1.39	$1.10	$2.24	$1.44

Dividends declared per share	$0.2500	$0.2375	$0.5000	$0.4750	$0.9750	$0.9250

Average number of common shares outstanding	45,391	44,730	45,306	44,578	45,113	44,176
Average shares outstanding (assuming dilution)	—	—	45,698	44,848	45,484	44,461

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2010

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	SIX MONTHS ENDED JUNE 30,		TWELVE MONTHS ENDED JUNE 30,
	2010	2009	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES :
Net income	$63,467	$49,387	$101,198	$63,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,856	96,249	188,689	194,490
Deferred income taxes	1,157	18,573	25,382	45,497
Changes in current assets and liabilities:
Accounts receivable, net of allowances	52,851	63,020	938	33,819
Accrued utility revenue	40,100	40,000	1,000	1,100
Deferred purchased gas costs	45,361	49,144	53,119	50,684
Accounts payable	(93,362)	(123,466)	(2,474)	(30,079)
Accrued taxes	22,278	2,045	42,730	(27,285)
Other current assets and liabilities	24,249	54,211	2,771	3,124
Gains on sale	(557)	(1,910)	(1,938)	(2,304)
Changes in undistributed stock compensation	3,320	2,848	4,414	3,896
AFUDC and property-related changes	(486)	(758)	(949)	(1,118)
Changes in other assets and deferred charges	760	(8,071)	(6,722)	1,237
Changes in other liabilities and deferred credits	4,598	8,156	6,808	9,286

Net cash provided by operating activities	258,592	249,428	414,966	346,280

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(94,114)	(116,598)	(194,501)	(263,206)
Change in restricted cash	11,991	—	(37,778)	—
Changes in customer advances	366	(3,400)	1,290	(4,231)
Miscellaneous inflows	1,648	4,591	4,990	7,861
Miscellaneous outflows	(2,800)	(3,486)	(2,934)	(3,664)

Net cash used in investing activities	(82,909)	(118,893)	(228,933)	(263,240)

CASH FLOW FROM FINANCING ACTIVITIES :
Issuance of common stock, net	6,461	11,172	13,690	30,318
Dividends paid	(22,093)	(20,620)	(43,423)	(40,322)
Issuance of long-term debt, net	—	—	49,834	71,448
Retirement of long-term debt	(656)	(6,711)	(9,599)	(175,220)
Redemption of subordinated debentures	(100,000)	—	(100,000)	—
Change in long-term portion of credit facility	(92,400)	(59,000)	(91,000)	41,000
Change in short-term debt	—	(55,000)	—	—

Net cash used in financing activities	(208,688)	(130,159)	(180,498)	(72,776)

Change in cash and cash equivalents	(33,005)	376	5,535	10,264
Cash at beginning of period	65,315	26,399	26,775	16,511

Cash at end of period	$32,310	$26,775	$32,310	$26,775

Supplemental information:
Interest paid, net of amounts capitalized	$37,985	$40,676	$78,080	$85,680
Income taxes paid (received)	8,167	1,091	(14,540)	19,870

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2010

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

Basis of Presentation. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2009 Annual Report to Shareholders, which is incorporated by reference into the 2009 Form 10-K, and the first quarter 2010 Form 10-Q.

Intercompany Transactions. NPL recognizes revenues generated from contracts with Southwest (see Note 3 below). Accounts receivable for these services were $6.1 million at June 30, 2010 and $5.3 million at December 31, 2009. The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with accounting treatment for rate-regulated entities.

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) on the consolidated statements of income (thousands of dollars):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30		June 30		June 30
	2010	2009	2010	2009	2010	2009
Change in COLI policies	$(3,620)	$3,667	$(2,130)	$2,073	$4,343	$(7,368)
Interest income	57	71	78	215	134	646
Miscellaneous income and (expense)	(1,591)	(1,286)	(3,625)	(1,540)	(4,257)	(3,854)

Total other income (deductions)	$(5,154)	$2,452	$(5,677)	$748	$220	$(10,576)

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

In July 2010, a retired executive of the Company, who was covered under COLI policies, passed away. The differences between the face amounts of the policies and the cash surrender values are approximately $2.8 million and will be reflected in other income in the third quarter of 2010.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2010

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

	Qualified Retirement Plan
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2010	2009	2010	2009	2010	2009
(Thousands of dollars)
Service cost	$4,233	$3,847	$8,466	$7,695	$16,161	$15,749
Interest cost	8,903	8,632	17,807	17,263	35,071	33,509
Expected return on plan assets	(9,134)	(8,806)	(18,269)	(17,611)	(35,879)	(34,969)
Amortization of prior service costs (credits)	—	—	—	(1)	(1)	(7)
Amortization of net loss	2,619	1,064	5,239	2,127	7,365	3,679

Net periodic benefit cost	$6,621	$4,737	$13,243	$9,473	$22,717	$17,961

	SERP
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2010	2009	2010	2009	2010	2009
(Thousands of dollars)
Service cost	$93	$49	$186	$98	$283	$146
Interest cost	511	516	1,022	1,032	2,055	2,052
Amortization of net loss	289	227	578	454	1,033	953

Net periodic benefit cost	$893	$792	$1,786	$1,584	$3,371	$3,151

	PBOP
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2010	2009	2010	2009	2010	2009
(Thousands of dollars)
Service cost	$214	$182	$428	$364	$793	$728
Interest cost	623	592	1,246	1,185	2,431	2,347
Expected return on plan assets	(523)	(400)	(1,046)	(801)	(1,848)	(1,869)
Amortization of transition obligation	217	217	434	434	867	867
Amortization of net loss	122	109	244	217	461	217

Net periodic benefit cost	$653	$700	$1,306	$1,399	$2,704	$2,290

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2010

Note 3 – Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas Operations	Construction Services	Total
Three months ended June 30, 2010
Revenues from external customers	$305,269	$65,593	$370,862
Intersegment revenues	—	14,963	14,963

Total	$305,269	$80,556	$385,825

Segment net income (loss)	$(4,101)	$3,168	$(933)

Three months ended June 30, 2009
Revenues from external customers	$316,744	$57,189	$373,933
Intersegment revenues	—	13,715	13,715

Total	$316,744	$70,904	$387,648

Segment net income (loss)	$(2,736)	$2,142	$(594)

Six months ended June 30, 2010
Revenues from external customers	$919,778	$107,750	$1,027,528
Intersegment revenues	—	27,048	27,048

Total	$919,778	$134,798	$1,054,576

Segment net income	$61,216	$2,499	$63,715

Six months ended June 30, 2009
Revenues from external customers	$951,850	$98,784	$1,050,634
Intersegment revenues	—	26,876	26,876

Total	$951,850	$125,660	$1,077,510

Segment net income	$47,116	$2,271	$49,387

Twelve months ended June 30, 2010
Revenues from external customers	$1,582,771	$235,373	$1,818,144
Intersegment revenues	—	52,746	52,746

Total	$1,582,771	$288,119	$1,870,890

Segment net income	$93,520	$8,290	$101,810

Twelve months ended June 30, 2009
Revenues from external customers	$1,648,942	$251,478	$1,900,420
Intersegment revenues	—	60,922	60,922

Total	$1,648,942	$312,400	$1,961,342

Segment net income	$56,437	$7,496	$63,933

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2010

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

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on a portion of its natural gas portfolios, ranging from 25 percent to 50 percent, depending on the jurisdiction. The maturities of the Swaps highly correlate to forecasted purchases of natural gas, during timeframes ranging from July 2010 through October 2011. Under such contracts, Southwest pays the counterparty at a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas. Only the net differential is actually paid or received. The differential is calculated based on the notional amounts under the contracts (approximately 16.5 million dekatherms at June 30, 2010 and 13.6 million dekatherms at December 31, 2009). Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

The following table sets forth the gains and (losses) recognized on the Company’s Swaps (derivatives) for the three months, six months, and twelve months ended June 30, 2010 and 2009 and their location in the income statement (thousands of dollars):

Derivatives not designated as hedging instruments:

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended				Six Months Ended				Twelve Months Ended
		June 30				June 30				June 30
		2010		2009		2010		2009		2010		2009
Swaps	Net cost of gas sold	$(1,626)		$1,686		$(17,968)		$(7,282)		$(15,076)		$(33,424)
Swaps	Net cost of gas sold	1,626	*	(1,686	) *	17,968	*	7,282	*	15,076	*	33,424	*

Total		$—		$—		$—		$—		$—		$—

*	Represents the impact of regulatory deferral accounting treatment under U.S. GAAP for rate-regulated entities.

In January 2010, Southwest entered into two forward starting interest rate swaps (“FSIRS”) to hedge the risk of interest rate variability during the period leading up to the planned issuance of 10-year fixed-rate debt in December 2010 and March 2012, to replace $200 million of debt maturing in February 2011 and $200 million maturing in May 2012. The counterparties to each agreement are four major banking institutions. The first FSIRS has a notional amount of $125 million (with Southwest as the fixed-rate payer at a rate of 4.26%) and has a mandatory termination date on or before December 7, 2010. The second FSIRS has a notional amount of $100 million (with Southwest as the fixed-rate payer at a rate of 4.78%) and has a mandatory termination date on or before March 20, 2012.

Southwest has designated the FSIRS agreements as cash flow hedges of forecasted future interest payments. At the inception of the hedges, the terms of the derivatives are the same as perfect hypothetical derivatives; thus, there is an expectation that there will be no ineffectiveness, and that the effective portion of unrealized gains and losses on the FSIRS leading up to the forecasted debt issuances will be reported as a component of other comprehensive income. At termination, the final values will be reclassified from accumulated other comprehensive income into earnings over the terms of the debt issuances which is the same period the hedged forecasted transaction affects earnings. However, should conditions occur that indicate the existence of ineffectiveness (e.g., deterioration of counterparty creditworthiness, delay in the forecasted debt issuances, etc.), Southwest will measure ineffectiveness by comparing changes in the fair value of each FSIRS with changes in the fair value of a hypothetical swap (the hypothetical derivative method). Gains and losses due to ineffectiveness will be recognized immediately as part of interest expense. See Note 7 – Equity and Comprehensive Income for additional information. At June 30, 2010, the FSIRS were effective hedges. There was no gain or (loss) reclassified from accumulated other comprehensive income (“AOCI”) into income (effective portion) and no gain or (loss) recognized in income (ineffective portion) for the Company’s derivatives designated as hedging instruments.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2010

The following table sets forth the gains and (losses) recognized on the Company’s FSIRS (thousands of dollars):

Derivatives Designated as Hedging Instruments:

Derivatives in cash flow hedging relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion) June 30, 2010

Three months ended:
Interest rate swaps - FSIRS	$(20,272)

Six months ended:
Interest rate swaps - FSIRS	$(21,259)

Twelve months ended:
Interest rate swaps - FSIRS	$(21,259)

The following table sets forth the fair values of the Company’s Swaps and FSIRS and their location in the balance sheets (thousands of dollars):

Derivatives not designated as hedging instruments:

June 30, 2010	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total
Swaps	Other current liabilities	$—	$(9,694)	$(9,694)
Swaps	Other deferred credits	28	(725)	(697)

Total		$28	$(10,419)	$(10,391)

December 31, 2009	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total
Swaps	Deferred charges and other assets	$85	$(27)	$58
Swaps	Prepaids and other current assets	2,921	(361)	2,560
Swaps	Other current liabilities	309	(1,730)	(1,421)
Swaps	Other deferred credits	25	(100)	(75)

Total		$3,340	$(2,218)	$1,122

Derivatives designated as hedging instruments:

June 30, 2010	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total
FSIRS	Other current liabilities	$—	$(11,847)	$(11,847)
FSIRS	Other deferred credits	—	(9,412)	(9,412)

Total		$—	$(21,259)	$(21,259)

There were no derivatives designated as hedging instruments at December 31, 2009.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2010

The estimated fair values of the natural gas derivatives were determined using future natural gas index prices (as more fully described below). The Company has master netting arrangements with each counterparty that provide for the net settlement of all contracts through a single payment. As applicable, the Company has elected to reflect the net amounts in its balance sheets.

Pursuant to regulatory deferral accounting treatment for rate-regulated entities, Southwest records the unrealized gains and losses in fair value of the Swaps as a regulatory asset and/or liability. When the Swaps settle, Southwest reverses any prior positions held and records the settled position as an increase or decrease of purchased gas under the related purchased gas adjustment (“PGA”) mechanism in determining its deferred PGA balances. During the three months and six months ended June 30, 2010, Southwest paid counterparties $4.6 million and $7.3 million, respectively, in settlements of matured Swaps. During the six months ended June 30, 2010, Southwest received $831,000 from counterparties (all received in the first quarter of 2010) in settlements of matured Swaps. Neither changes in the fair value of the Swaps nor settled amounts have a direct effect on earnings or other comprehensive income. At June 30, 2010, regulatory assets/liabilities offsetting the amounts in the balance sheet were recorded in Prepaids and other current assets ($10 million) and Deferred charges and other assets ($697,000). At December 31, 2009, regulatory assets/liabilities offsetting the amounts in the balance sheet were recorded in Prepaids and other current assets ($1.4 million), Other current liabilities ($2.6 million), Other deferred credits ($58,000), and Deferred charges and other assets ($75,000).

Fair Value Measurements. The estimated fair values of Southwest’s Swaps were determined at June 30, 2010 and December 31, 2009 using NYMEX futures settlement prices for delivery of natural gas at Henry Hub adjusted by the price of NYMEX ClearPort basis Swaps, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measure.

The estimated fair values of Southwest’s FSIRS were determined using a discounted cash flow model that utilizes forward interest rate curves. The inputs to the model are the terms of the FSIRS. These Level 2 inputs are observable in the marketplace throughout the full term of the FSIRS, but have been credit-risk adjusted with no significant impact to the overall fair value measure.

The following table sets forth, by level within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability, the Company’s financial assets and liabilities that were accounted for at fair value:

Level 2 - Significant other observable inputs

(Thousands of dollars)	June 30, 2010	December 31, 2009

Assets at fair value:
Prepaids and other current assets - Swaps	$—	$2,560
Deferred charges and other assets - Swaps	—	58

Liabilities at fair value:
Other current liabilities - Swaps	(9,694)	(1,421)
Other deferred credits - Swaps	(697)	(75)
Other current liabilities - FSIRS	(11,847)	—
Other deferred credits - FSIRS	(9,412)	—

Net Assets (Liabilities)	$(31,650)	$1,122

No financial assets or liabilities accounted for at fair value fell within Level 1 or Level 3 of the fair value hierarchy.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2010

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
June 30, 2010

Note 6 – Long-Term Debt

Carrying amounts of the Company’s long-term debt and their related estimated fair values as of June 30, 2010 and December 31, 2009 are disclosed in the following table. The fair value of the revolving credit facility and the variable-rate IDRBs approximates carrying value. Market values for the debentures, fixed-rate IDRBs, and other indebtedness were determined based on dealer quotes using trading records for June 30, 2010 and December 31, 2009, as applicable, and other secondary sources which are customarily consulted for data of this kind.

	June 30, 2010		December 31, 2009
	Carrying Amount	Market Value	Carrying Amount	Market Value
(Thousands of dollars)
Debentures:
Notes, 8.375%, due 2011	$200,000	$208,122	$200,000	$213,012
Notes, 7.625%, due 2012	200,000	220,228	200,000	219,240
8% Series, due 2026	75,000	95,111	75,000	87,005
Medium-term notes, 7.59% series, due 2017	25,000	29,840	25,000	27,858
Medium-term notes, 7.78% series, due 2022	25,000	30,815	25,000	28,275
Medium-term notes, 7.92% series, due 2027	25,000	31,535	25,000	28,848
Medium-term notes, 6.76% series, due 2027	7,500	8,468	7,500	7,723
Unamortized discount	(1,856)		(2,196)

	555,644		555,304

Revolving credit facility and commercial paper, due 2012	—	—	92,400	92,400

Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Fixed-rate bonds:
6.10% 1999 Series A, due 2038	12,410	12,222	12,410	11,443
5.95% 1999 Series C, due 2038	14,320	13,921	14,320	12,922
5.55% 1999 Series D, due 2038	8,270	7,679	8,270	7,038
5.45% 2003 Series C, due 2038 (rate resets in 2013)	30,000	32,036	30,000	31,422
5.25% 2003 Series D, due 2038	20,000	17,980	20,000	16,701
5.80% 2003 Series E, due 2038 (rate resets in 2013)	15,000	15,722	15,000	15,683
5.25% 2004 Series A, due 2034	65,000	60,819	65,000	55,979
5.00% 2004 Series B, due 2033	31,200	28,401	31,200	26,096
4.85% 2005 Series A, due 2035	100,000	87,403	100,000	79,469
4.75% 2006 Series A, due 2036	24,855	21,147	24,855	19,139
Unamortized discount	(3,572)		(3,644)

	517,483		517,411

Other	4,913	5,238	5,569	5,712

	1,078,040		1,170,684
Less: current maturities	(1,362)		(1,327)

Long-term debt, less current maturities	$1,076,678		$1,169,357

As noted in the table above, the Company has $200 million of 8.375% notes maturing in February 2011. The Company currently intends to issue new debentures prior to February 2011 to provide funding for this maturing obligation. The Company also has a $300 million credit facility that expires in May 2012 with sufficient current and forecasted capacity to provide funding for the $200 million of maturing debentures. Therefore, the $200 million of debentures due February 2011 continue to be shown as long-term obligations.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2010

Note 7 – Equity and Comprehensive Income

The table below provides details of activity in equity during the six months ended June 30, 2010.

	Southwest Gas Corporation Equity
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Non- controlling
(In thousands, except per share amounts)	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total
DECEMBER 31, 2009	45,092	$46,722	$792,339	$(22,250)	$285,316	$(41)	$1,102,086
Common stock issuances	335	335	9,709				10,044
Net income (loss)					63,715	(248)	63,467
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				683			683
FSIRS unrealized gains (losses), net of tax				(13,181)			(13,181)
Dividends declared
Common: $0.25 per share					(23,003)		(23,003)

JUNE 30, 2010	45,427	$47,057	$802,048	$(34,748)	$326,028	$(289)	$1,140,096

The tables below are designed to provide details of comprehensive income and year-to-date activity in AOCI. See Note 4 – Derivatives and Fair Value Measurements for additional information on the FSIRS.

Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2010	2009	2010	2009	2010	2009
	(Thousands of dollars)
Net income (loss)	$(993)	$(594)	$63,467	$49,387	$101,198	$63,933
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax	342	206	683	413	(2,554)	(6,568)
FSIRS unrealized gains (losses), net of tax	(12,569)	—	(13,181)	—	(13,181)	—

Comprehensive income (loss)	(13,220)	(388)	50,969	49,800	85,463	57,365
Comprehensive income (loss) attributable to noncontrolling interest	(60)	—	(248)	—	(612)	—

Comprehensive income (loss) attributable to Southwest Gas Corporation	$(13,160)	$(388)	$51,217	$49,800	$86,075	$57,365

Tax (expense) benefit associated with net actuarial gain (loss) arising during period	$(209)	$(128)	$(419)	$(254)	$1,567	$4,024

Tax (expense) benefit associated with FSIRS unrealized gain (loss) recognized in other comprehensive income (loss)	$7,703	$—	$8,078	$—	$8,078	$—

AO C I - Rollforward

(Thousands of dollars)

	Defined Benefit Plans			FSIRS
	Before- Tax	Tax (Expense) Benefit	After- Tax	Before - Tax	Tax (Expense) Benefit	After-Tax		AO C I
Beginning Balance AO C I December 31, 2009	$(35,887)	$13,637	$(22,250)	$—	$—	$—		$(22,250)
Current period change	1,102	(419)	683 *	(21,259)	8,078	(13,181	) **	(12,498)

Ending Balance AO C I June 30, 2010	$(34,785)	$13,218	$(21,567)	$(21,259)	$8,078	$(13,181)		$(34,748)

*	Net actuarial gain (loss), less amortization of unamortized benefit plan cost
**	FSIRS unrealized gain (loss) recognized in other comprehensive income

Based on the current FSIRS position, approximately $500,000 of the FSIRS existing losses reported in AOCI at June 30, 2010 is expected to be reclassified into expense within the next twelve months.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2010

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On a seasonally adjusted basis as of June 30, 2010, Southwest had 1,825,000 residential, commercial, industrial, and other natural gas customers, of which 985,000 customers were located in Arizona, 659,000 in Nevada, and 181,000 in California. Residential and commercial customers represented over 99 percent of the total customer base. During the twelve months ended June 30, 2010, 55 percent of operating margin was earned in Arizona, 35 percent in Nevada, and 10 percent in California. During this same period, Southwest earned 86 percent of operating margin from residential and small commercial customers, 4 percent from other sales customers, and 10 percent from transportation customers. These general patterns are expected to remain materially consistent for the foreseeable future.

Southwest recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Operating margin is the measure of gas operating revenues less the net cost of gas sold. Management uses operating margin as a main benchmark in comparing operating results from period to period. The principal factors affecting operating margin are general rate relief, weather, conservation and efficiencies, and customer growth. Of these, weather is the primary reason for volatility in margin. Variances in temperatures from normal levels, primarily in Arizona, can have a significant impact on the margin and associated net income of the Company. A decoupled rate structure adopted as part of the Nevada general rate case, effective November 2009, is designed to mitigate the impact of weather variability as well as conservation on margin in Nevada service territories. Weather impacts and conservation are also offset by the margin tracking mechanism in Southwest’s California service territories.

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

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as the MD&A, included in the 2009 Annual Report to Shareholders, which is incorporated by reference into the 2009 Form 10-K, and the first quarter 2010 Form 10-Q.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2010

Executive Summary

The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s operations. As needed, certain items are covered in greater detail in later sections of management’s discussion and analysis. As reflected in the table below, the natural gas operations segment accounted for an average of 90 percent of twelve-month-to-date consolidated net income over the past two years. As such, management’s discussion and analysis is primarily focused on that segment. Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of the results for a full year.

Summary Operating Results

	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2010	2009	2010	2009	2010	2009
	(In thousands, except per share amounts)
Contribution to net income (loss)
Natural gas operations	$(4,101)	$(2,736)	$61,216	$47,116	$93,520	$56,437
Construction services	3,168	2,142	2,499	2,271	8,290	7,496

Net income (loss)	$(933)	$(594)	$63,715	$49,387	$101,810	$63,933

Average number of common shares outstanding	45,391	44,730	45,306	44,578	45,113	44,176

Basic earnings (loss) per share
Consolidated	$(0.02)	$(0.01)	$1.41	$1.11	$2.26	$1.45

Natural Gas Operations
Operating margin	$157,533	$149,059	$419,787	$388,355	$779,645	$734,749

Consolidated results for the second quarter of 2010 declined slightly compared to the same period in 2009. An improved contribution from the construction service segment and higher operating income from natural gas operations were more than offset by a decline in other income.

2nd Quarter 2010 Overview

Natural gas operations highlights include the following:

•

Operating margin increased approximately $8 million, or six percent, compared to the prior-year’s quarter primarily due to improved weather ($4 million) and rate relief in Nevada ($3 million) and California ($1 million)

•	Other income declined $7.6 million between periods primarily due to a negative swing in the cash surrender values of COLI policies in the current period versus positive returns in the prior period

•	Moody’s upgraded the Company’s credit rating to Baa2 from Baa3

•	Fitch revised the Company’s credit rating outlook to positive from stable

•	Standard & Poor’s revised the Company’s credit rating outlook to positive from stable

•	Liquidity position remains strong

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2010

Company-Owned Life Insurance (“COLI”). Southwest has life insurance policies on members of management and other key employees to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The COLI policies have a combined net death benefit value of approximately $196 million at June 30, 2010. The net cash surrender value of these policies (which is the cash amount the Company would receive if it voluntarily terminated the policies) is approximately $58 million at June 30, 2010 and is included in the caption “Other property and investments” on the balance sheet. Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, generally the cash surrender value (but not the net death benefit) moves up and down consistent with the movements in the broader stock and bond markets. In the three and six months ended June 30, 2010, the Company recognized declines in the cash surrender values of the COLI policies of $3.6 million and $2.1 million, respectively, which was reflected in Other income (deductions). For the three and six months ended June 30, 2009, cash surrender values increased $3.7 million and $2.1 million, respectively. The twelve months ended June 30, 2010 reflect an increase of $4.3 million in the cash surrender values of the COLI policies (compared to a net decline of $7.4 million in the twelve months ended June 30, 2009). Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, the changes in the cash surrender value components of COLI policies as they progress towards the ultimate death benefits are also recorded without tax consequences. Currently, the Company intends to hold the COLI policies for their duration and purchase additional policies as necessary.

In July 2010, a retired executive of the Company, who was covered under COLI policies, passed away. The differences between the face amounts of the policies and the cash surrender values are approximately $2.8 million and will be reflected in other income in the third quarter of 2010.

Weather and Conservation. The rate structures in each of Southwest’s three states provide varying levels of protection from risks that drive operating margin volatility, particularly weather risk and conservation efforts. Southwest’s exposure to these risks on operating margin is largely limited to its Arizona operating areas as both Nevada and California operations are now under decoupled rate structures. During the first six months of 2010, weather had a positive influence on operating margin as temperatures in Arizona were relatively normal, whereas, in the first six months of 2009, the estimated weather impact on operating margin was a reduction of $17 million.

Additionally, throughout 2009 Southwest experienced a decline in consumption over and above the more typical impacts of conservation from improvements in new construction practices and energy efficient appliances. This excess decline was attributed to the impact of the difficult economic environment and, in particular, vacant homes. During the six months ended June 30, 2010, Southwest noted an overall increase in average residential customer consumption, but this improvement was largely driven by cooler weather, especially during the first quarter. Southwest continues to note an excessive number of vacant homes as compared to historical levels. Consequently, further economic-related declines are possible. Southwest continues to work with Arizona regulators on decoupling initiatives to mitigate the impacts of declining consumption.

Customer Growth. Southwest completed 19,000 first-time meter sets over the last twelve months. These meter sets led to 16,000 net additional active customers. Southwest continues to project minimal net customer growth (1% or less) for the year.

Credit Rating Upgrades. In April 2009, Standard & Poor’s Ratings Services (“S&P”) upgraded the Company’s unsecured long-term debt ratings from BBB- (with a positive outlook) to BBB (with a stable outlook). In April 2010, S&P affirmed the BBB rating and revised the Company’s outlook to “positive.” S&P cited the Company’s stronger financial performance and an improved debt to capital ratio. S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default). The S&P rating of BBB indicates the issuer of the debt is regarded as having an adequate capacity to pay interest and repay principal.

In May 2010, Moody’s Investors Service, Inc. (“Moody’s”) upgraded the Company’s senior unsecured debt rating to Baa2 from Baa3 (the outlook remains stable). Moody’s cited improvements in the Company’s cash flow credit metrics and generally robust financial results in 2009. Moody’s applies a Baa rating to obligations which are considered medium grade obligations with adequate security. A numerical modifier of 1 (high end of the category) through 3 (low end of the category) is included with the Baa to indicate the approximate rank of a company within the range.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2010

In June 2010, Fitch, Inc. (“Fitch”) upgraded the Company’s rating outlook to positive from stable. Fitch affirmed the Company’s unsecured long-term debt rating at BBB. Fitch debt ratings range from AAA (highest credit quality) to D (defaulted debt obligation). The Fitch rating of BBB indicates a credit quality that is considered prudent for investment.

Liquidity. Southwest believes its liquidity position remains strong. Southwest has a $300 million credit facility maturing in May 2012, $150 million of which is designated for working capital needs. The facility is provided through a consortium of eight major banking institutions. Usage of the facility in the second quarter of 2010 was minimal. There was no balance outstanding at June 30, leaving the entire $300 million available for long-term and working capital needs. The lower usage was primarily due to improved profitability, natural gas prices that were relatively stable, and gas-cost related rate mechanisms that favorably impacted operating cash flows. The current slowdown in housing construction has also allowed Southwest to fund construction expenditures primarily with internally generated cash.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2010

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended June 30,
	2010	2009
	(Thousands of dollars)
Gas operating revenues	$305,269	$316,744
Net cost of gas sold	147,736	167,685

Operating margin	157,533	149,059
Operations and maintenance expense	86,935	86,846
Depreciation and amortization	42,146	41,873
Taxes other than income taxes	9,616	9,504

Operating income	18,836	10,836
Other income (deductions)	(5,176)	2,423
Net interest deductions	18,862	18,531
Net interest deductions on subordinated debentures	—	1,932

Income (loss) before income taxes	(5,202)	(7,204)
Income tax expense (benefit)	(1,101)	(4,468)

Contribution to consolidated net income (loss)	$(4,101)	$(2,736)

Contribution from natural gas operations declined by $1.4 million in the second quarter of 2010 compared to the same period a year ago. The decrease in contribution was primarily caused by a reduction in other income which mostly offset an $8 million improvement in operating income.

Operating margin increased $8 million in the second quarter of 2010 compared to the second quarter of 2009. Differences in heating demand, caused primarily by weather variations in Arizona, provided $4 million of the operating margin increase as temperatures in the current quarter were relatively normal, while temperatures were warmer than normal in the second quarter of 2009. Rate relief provided $4 million of the operating margin increase, consisting of $3 million in Nevada and $1 million in California. Customer growth provided a minimal benefit as 16,000 net new customers were added during the last twelve months.

Operations and maintenance expense was relatively flat between quarters. General cost increases and higher employee-related benefit costs were offset by lower uncollectible expenses.

Depreciation expense increased $273,000, or one percent, as a result of additional plant in service, partially offset by lower depreciation rates in the Nevada rate jurisdictions, effective June 2009. Average gas plant in service for the current period increased $143 million, or three percent, compared to the corresponding period a year ago.

Other income declined $7.6 million between quarters as the cash surrender values of COLI policies decreased by $3.6 million in the second quarter of 2010 compared to an increase of $3.7 million in the prior-year quarter.

Net financing costs decreased $1.6 million between periods primarily due to the redemption of $100 million of Subordinated Debentures in March 2010.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2010

Six-Month Analysis

	Six Months Ended June 30,
	2010	2009
	(Thousands of dollars)
Gas operating revenues	$919,778	$951,850
Net cost of gas sold	499,991	563,495

Operating margin	419,787	388,355
Operations and maintenance expense	173,640	171,508
Depreciation and amortization	84,842	84,212
Taxes other than income taxes	19,382	19,615

Operating income	141,923	113,020
Other income (deductions)	(5,707)	637
Net interest deductions	36,886	36,713
Net interest deductions on subordinated debentures	1,912	3,865

Income before income taxes	97,418	73,079
Income tax expense	36,202	25,963

Contribution to consolidated net income	$61,216	$47,116

Contribution to consolidated net income from natural gas operations increased by $14.1 million in the current six-month period as compared to the corresponding period a year ago. The improvement in contribution primarily was a result of increased operating margin, partially offset by a reduction in other income.

Operating margin increased $31 million between periods. Rate relief provided $14 million of the increase, consisting of $12 million in Nevada and $2 million in California. Differences in heating demand caused primarily by weather variations in Arizona between periods resulted in a $17 million operating margin increase as temperatures in the current six-month period were normal, while temperatures were significantly warmer than normal in the same period of 2009. Customer growth had a negligible impact on operating margin.

Operations and maintenance expense increased $2.1 million, or one percent, primarily due to general cost increases and higher employee-related benefit costs. The increase was mitigated by a decrease in uncollectible costs, principally in Nevada where the Company was granted a tracking mechanism for gas cost-related uncollectible expense.

Depreciation expense increased $630,000, or one percent, as a result of additional plant in service, partially offset by lower depreciation rates in the Nevada rate jurisdictions, effective June 2009. Average gas plant in service for the current period increased $149 million, or three percent, compared to the corresponding period a year ago. This was attributable to new business, reinforcement work, franchise requirements, routine pipe replacement activities, and the addition of two new operations centers in southern Nevada in the second quarter of 2009.

Other income decreased $6.3 million between the six-month periods of 2010 and 2009. This was primarily due to a $2.1 million decrease in the cash surrender values of COLI policies in the current period compared to cash surrender value increases in the prior-year period of $2.1 million. Costs associated with certain Arizona non-recoverable pipe replacement work also increased $1.5 million between periods.

Net financing costs decreased $1.8 million between the six-month periods of 2010 and 2009 primarily due to the redemption of the Subordinated Debentures in March 2010.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2010

Twelve-Month Analysis

	Twelve Months Ended June 30,
	2010	2009
	(Thousands of dollars)
Gas operating revenues	$1,582,771	$1,648,942
Net cost of gas sold	803,126	914,193

Operating margin	779,645	734,749
Operations and maintenance expense	351,074	341,359
Depreciation and amortization	167,480	168,607
Taxes other than income taxes	37,085	36,585

Operating income	224,006	188,198
Other income (deductions)	246	(10,670)
Net interest deductions	74,264	77,519
Net interest deductions on subordinated debentures	5,778	7,730

Income before income taxes	144,210	92,279
Income tax expense	50,690	35,842

Contribution to consolidated net income	$93,520	$56,437

Contribution to consolidated net income from natural gas operations increased by $37.1 million in the current twelve-month period as compared to the corresponding period a year ago. The improvement in contribution was a result of increased operating margin, an improvement in other income, and reduced financing costs, partially offset by an increase in operating expenses.

Operating margin increased $45 million between periods. Rate relief and rate changes provided a net $18 million increase, consisting of rate relief of $10 million in Arizona, $14 million in Nevada, and $3 million in California, partially offset by a decrease of $9 million related to the return to a seasonal margin methodology in California in 2009. Differences in heating demand caused primarily by weather variations between periods resulted in a $29 million operating margin increase as temperatures in the current period were relatively normal, while temperatures were significantly warmer than normal in the prior-year period. Customer growth contributed $1 million in operating margin. Conservation, resulting from challenging economic conditions and energy efficiency, negatively impacted operating margin by an estimated $3 million.

Operations and maintenance expense increased $9.7 million, or three percent, primarily due to general cost increases and higher employee-related benefit costs. The increase was mitigated by a decline in uncollectible expense.

Depreciation expense decreased $1.1 million as a result of lower depreciation rates in the California ($3 million annualized reduction) and Nevada ($2.3 million annualized reduction) rate jurisdictions effective in January and June 2009, respectively. Average gas plant in service for the current period increased $163 million, or four percent, compared to the corresponding period a year ago. This was attributable to new business, reinforcement work, franchise requirements, routine pipe replacement activities, and the addition of two new operations centers in southern Nevada in the second quarter of 2009.

Other income improved $10.9 million between the twelve-month periods of 2010 and 2009. This was primarily due to a $4.3 million increase in the cash surrender values of COLI policies in the current period compared to cash surrender value declines in the prior-year period of $7.4 million. Costs associated with certain Arizona non-recoverable pipe replacement work increased $1.3 million between periods.

Net financing costs decreased $5.2 million between the twelve-month periods of 2010 and 2009 primarily due to a reduction in outstanding debt, the redemption of the Subordinated Debentures, and lower interest rates associated with Southwest’s commercial credit and other variable-rate facilities.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2010

Results of Construction Services

Contribution to consolidated net income from construction services for the three months ended June 30, 2010 increased $1 million compared to the same period of 2009. Gains on sales of equipment were $324,000 and $845,000 for the second quarters of 2010 and 2009, respectively. NPL’s operating results continue to be influenced by the general slowdown in the new housing market. Although it is anticipated that the current economic environment will continue to impact construction services results in 2010 for new construction and bid contracts, replacement contract activity has been increasing.

Revenues increased $9.7 million primarily due to an increase in replacement construction contracts, while revenue from new construction and bid projects remained at low levels. Construction expenses increased $9.1 million. Depreciation expense declined $841,000 between the quarters. During the past two years, NPL reduced its inventory of construction equipment due to the overall lower volume of construction contracts, resulting in a decline in depreciation and lower gains on sale of equipment.

Contribution to consolidated net income from construction services for the six months ended June 30, 2010 increased $228,000 compared to the same period of 2009. Gains on sales of equipment were $557,000 and $1.9 million for the six-month periods of 2010 and 2009, respectively.

Revenues increased $9.1 million during the first six months of 2010 as compared to the same period of 2009 primarily due to an increase in replacement construction contracts during the second quarter of 2010. Construction expenses increased $11.7 million due primarily to the increased work load and a decrease in gains on sales of equipment between the current and prior-year periods. Depreciation expense declined $2 million between the six-month periods due to reduced construction equipment inventory.

Contribution to consolidated net income from construction services for the twelve-month period of 2010 increased $794,000 compared to the same period of 2009. Gains on sales of equipment were $1.9 million and $2.3 million for the twelve-month periods of 2010 and 2009, respectively.

Revenues decreased $24.3 million due primarily to a reduction in the volume of new construction work resulting from the general slowdown in the new housing market. Construction expenses decreased $18.2 million between the twelve-month periods due to the reduction in work, while depreciation expense declined $4.7 million due to the reduction in construction equipment. Interest expense decreased $706,000 between the twelve-month periods due to lower outstanding debt balances.

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

FERC General Rate Case. Paiute Pipeline Company (“Paiute”), a subsidiary of the Company, filed a general rate case with the FERC in February 2009. The filing fulfilled an obligation from the settlement agreement reached in the 2005 Paiute general rate case. The application requested an increase in operating revenues of approximately $3.9 million. In accordance with FERC requirements, the requested new rates went into effect in September 2009, subject to refund. In April 2010, the FERC approved an offer of settlement from Paiute which resolved all issues related to its general rate case. The settlement provides for an increase of approximately $900,000 in Paiute’s annual operating income. Paiute accrued a liability for the difference between the requested rates and the anticipated settlement rates since September 2009 and refunded the amounts in the second quarter of 2010.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2010

Arizona energy efficiency and decoupling proceeding. The Arizona Corporation Commission (“ACC”) convened a series of workshops starting in 2009 to evaluate “rate and regulatory incentives” and establish standards to promote energy efficiency and conservation for utility customers. In conjunction with these workshops, Southwest and other interested parties submitted proposed regulations to the ACC in June 2009. Rate designs which would decouple revenues from customer usage were the topic of much discussion in the proceeding, and were incorporated in several of the parties’ draft regulations. Additional workshops directly pertaining to revenue decoupling continue to be held and ACC action outlining the related regulations is expected by year-end.

PGA Filings

The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- and under-collections. At June 30, 2010, over-collections in all service territories resulted in a liability of $135 million on the Company’s balance sheet. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on profit margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual income statement components. These include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).

As of June 30, 2010, December 31, 2009, and June 30, 2009, Southwest had the following outstanding PGA balances payable (millions of dollars):

	June 30, 2010	December 31, 2009	June 30, 2009
Arizona	$(43.7)	$(33.2)	$(25.0)
Northern Nevada	(13.6)	1.2	(5.4)
Southern Nevada	(71.6)	(60.0)	(44.1)
California	(6.4)	2.0	(7.7)

	$(135.3)	$(90.0)	$(82.2)

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

Cash Flows

Operating Cash Flows. Cash flows provided by consolidated operating activities increased $9.2 million in the first six months of 2010 as compared to the same period in 2009. The primary drivers of the change were an increase in net income between periods and temporary fluctuations in working capital components.

Investing Cash Flows. Net cash used in consolidated investing activities decreased $36 million in the first six months of 2010 as compared to the same period in 2009. The decrease was primarily due to reductions in construction expenditures and equipment purchases, a result of the new housing market slowdown. The current period also includes cash inflows from the draw-down of restricted funds associated with a previous industrial development revenue bond issuance.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2010

Financing Cash Flows. Cash used in consolidated financing activities increased $78.5 million during the first six months of 2010 as compared to the same period in 2009 primarily due to debt repayments, including the redemption of the Subordinated Debentures. Dividends paid increased in the first six months of 2010 as compared to 2009 as a result of a quarterly dividend increase and an increase in the number of shares outstanding.

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

Gas Segment Construction Expenditures, Debt Maturities, and Financing

During the twelve-month period ended June 30, 2010, construction expenditures for the natural gas operations segment were $177 million. Approximately 43 percent of these expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest were $393 million which provided sufficient funding for construction expenditures and dividend requirements of the natural gas operations segment.

Southwest estimates natural gas segment construction expenditures during the three-year period ending December 31, 2012 will be approximately $570 million. Of this amount, approximately $200 million is expected to be incurred in 2010. During the three-year period, cash flows from operating activities of Southwest are expected to provide sufficient funding for the gas operations total construction expenditures and dividend requirements. During the three-year period, the Company expects to raise $8 million to $10 million from its various common stock programs. Any cash requirements not met by operating activities are expected to be provided by existing credit facilities and/or other external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest’s service areas, and earnings. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

In March 2010, the Company redeemed the $100 million, 7.70% Subordinated Debentures (Preferred Securities) at par. The Company facilitated the redemption using existing cash and borrowings under the $300 million credit facility.

Southwest has $200 million of long-term debt maturing in February 2011. By February 2011, the Company intends to issue $250 million of new debentures (including at least $125 million in December 2010) to provide the funding for the maturing obligation (and a portion of the redeemed Subordinated Debentures). Southwest also has $200 million of long-term debt maturing in May 2012 and plans to fund that obligation by issuing $200 million of debentures in March 2012. In connection with the planned 2010 and 2012 debt issuances, the Company, in January 2010, entered into two forward-starting interest rate swap (“FSIRS”) agreements to hedge the risk of interest rate variability during the period leading up to the planned issuances. See Note 4 – Derivatives and Fair Value Measurements for more information on the FSIRS.

During the six months ended June 30, 2010, the Company issued shares of common stock for exercised stock options and through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”), raising approximately $6 million. Beginning in the second quarter of 2010, the Company ceased issuing new common stock under the DRSPP (the DRSPP will purchase shares on the open market as needed).

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
June 30, 2010

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

On an interim basis, Southwest generally defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At June 30, 2010, the combined balance in the PGA accounts totaled an over-collection of $135 million. See PGA Filings for more information on recent regulatory filings.

The Company has a $300 million credit facility that expires in May 2012. Southwest has designated $150 million of the $300 million facility as long-term debt and the remaining $150 million for working capital purposes. At June 30, 2010, no borrowings were outstanding on either the long-term or short-term portion of the credit facility. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. This credit facility has been, and is expected to continue to be, adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing. Management believes the Company currently has a solid liquidity position.

The following table sets forth the ratios of earnings to fixed charges for the Company. Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	June 30, 2010	December 31, 2009

Ratio of earnings to fixed charges	2.78	2.46

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and net amortized debt costs.

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions. The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” “forecast,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin earned, customer growth, the composition of our customer base, price volatility, seasonal patterns, the Company’s COLI strategy, risks and costs associated with having non-performing assets associated with new homes, timing of improvements in the housing market, amount and timing for completion of estimated future construction expenditures, forecasted operating cash flows and results of operations, funding sources of cash requirements, sufficiency of working capital, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing, the amount and form of any such financing, future financing cost savings, the effectiveness of forward-starting interest rate swap agreements in hedging against changing interest rates, liquidity, the impact of the application of certain accounting standards, statements regarding future gas prices, gas purchase contracts and derivative financial interests, the impact of certain legal proceedings,

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2010

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

Based on the most recent evaluation, as of June 30, 2010, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2010 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2010

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

ITEMS 1A. through 3. None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

In July 2010, A. Randall Thoman was elected as a director of the Company. The election of Mr. Thoman increases the number of directors from twelve to thirteen. As a director, he will serve on the Audit and Pension Plan Investment Committees of the Company’s Board of Directors. The Board of Directors also amended the Company’s Bylaws to reflect an increase in the number of directors from twelve to thirteen.

In July 2010, George C. Biehl, Executive Vice President/Chief Financial Officer and Corporate Secretary, announced his resignation as the Chief Financial Officer and Corporate Secretary effective August 11, 2010. Mr. Biehl will assist the Company and his successors with the transition of his responsibilities, with the intent of retiring as Executive Vice President near year-end 2010. Roy R. Centrella, Vice President/Controller and Chief Accounting Officer, will assume Mr. Biehl’s duties as principal financial officer and be promoted to Senior Vice President/Chief Financial Officer of the Company. Gregory J. Peterson, Assistant Controller, will replace Mr. Centrella as the Company’s Chief Accounting Officer and hold the title of Vice President/Controller/Chief Accounting Officer. The above information was reported in a Form 8-K dated July 26, 2010 filed with the SEC.

ITEM 6.	EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 3(ii)	-	Amended Bylaws of Southwest Gas Corporation.

Exhibit 12.01	-	Computation of Ratios of Earnings to Fixed Charges.

Exhibit 31.01	-	Section 302 Certifications.

Exhibit 32.01	-	Section 906 Certifications.

Exhibit 101		The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: August 9, 2010

/s/ Roy R. Centrella
Roy R. Centrella
Vice President/Controller and Chief Accounting Officer