Form 10-Q
period 2010-09-30
SOUTHWEST GAS CORP
filed 2010-11-09
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $1 Par Value, 45,548,236 shares as of October 29, 2010.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except par value)

(Unaudited)

	SEPTEMBER 30, 2010	DECEMBER 31, 2009

ASSETS
Utility plant:
Gas plant	$4,528,995	$4,418,286
Less: accumulated depreciation	(1,514,483)	(1,431,106)
Acquisition adjustments, net	1,316	1,451
Construction work in progress	34,389	45,872

Net utility plant	3,050,217	3,034,503

Other property and investments	130,721	115,860

Restricted cash	37,779	49,769

Current assets:
Cash and cash equivalents	19,854	65,315
Accounts receivable, net of allowances	84,717	157,722
Accrued utility revenue	31,600	71,700
Income taxes receivable, net	16,415	8,549
Deferred income taxes	30,558	22,410
Deferred purchased gas costs	—	3,251
Prepaids and other current assets	87,670	88,685

Total current assets	270,814	417,632

Deferred charges and other assets	282,950	288,528

Total assets	$3,772,481	$3,906,292

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued and outstanding - 45,478,569 and 45,091,734 shares)	$47,109	$46,722
Additional paid-in capital	803,683	792,339
Accumulated other comprehensive income (loss), net	(41,400)	(22,250)
Retained earnings	309,699	285,316

Total Southwest Gas Corporation equity	1,119,091	1,102,127
Noncontrolling interest	(430)	(41)

Total equity	1,118,661	1,102,086
Subordinated debentures due to Southwest Gas Capital II	—	100,000
Long-term debt, less current maturities	1,075,523	1,169,357

Total capitalization	2,194,184	2,371,443

Current liabilities:
Current maturities of long-term debt	83	1,327
Accounts payable	70,660	158,856
Customer deposits	87,581	91,668
Accrued general taxes	40,383	40,868
Accrued interest	18,364	19,644
Deferred purchased gas costs	152,518	93,226
Other current liabilities	104,717	68,641

Total current liabilities	474,306	474,230

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	451,470	436,113
Taxes payable	2,786	3,079
Accumulated removal costs	205,000	189,000
Other deferred credits	444,735	432,427

Total deferred income taxes and other credits	1,103,991	1,060,619

Total capitalization and liabilities	$3,772,481	$3,906,292

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2010

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		TWELVE MONTHS ENDED SEPTEMBER 30,
	2010	2009	2010	2009	2010	2009
Operating revenues:
Gas operating revenues	$213,893	$235,020	$1,133,671	$1,186,870	$1,561,644	$1,615,512
Construction revenues	93,790	82,489	228,588	208,149	299,420	288,917

Total operating revenues	307,683	317,509	1,362,259	1,395,019	1,861,064	1,904,429

Operating expenses:
Net cost of gas sold	81,303	104,518	581,294	668,013	779,911	884,681
Operations and maintenance	86,746	85,773	260,386	257,281	352,047	339,643
Depreciation and amortization	47,582	46,903	142,438	143,152	189,368	192,743
Taxes other than income taxes	10,006	8,265	29,388	27,880	38,826	36,747
Construction expenses	81,862	71,528	202,806	180,757	264,510	250,658

Total operating expenses	307,499	316,987	1,216,312	1,277,083	1,624,662	1,704,472

Operating income	184	522	145,947	117,936	236,402	199,957

Other income and (expenses):
Net interest deductions	(19,266)	(19,296)	(56,444)	(56,670)	(75,044)	(77,319)
Net interest deductions on subordinated debentures	—	(1,933)	(1,912)	(5,798)	(3,845)	(7,730)
Other income (deductions)	6,715	3,971	1,038	4,719	2,964	(2,013)

Total other income and (expenses)	(12,551)	(17,258)	(57,318)	(57,749)	(75,925)	(87,062)

Income (loss) before income taxes	(12,367)	(16,736)	88,629	60,187	160,477	112,895
Income tax expense (benefit)	(7,403)	(8,439)	30,126	19,097	55,946	40,573

Net income (loss)	(4,964)	(8,297)	58,503	41,090	104,531	72,322
Net income (loss) attributable to noncontrolling interest	(141)	—	(389)	—	(753)	—

Net income (loss) attributable to Southwest Gas Corporation	$(4,823)	$(8,297)	$58,892	$41,090	$105,284	$72,322

Basic earnings (loss) per share	$(0.11)	$(0.18)	$1.30	$0.92	$2.33	$1.63

Diluted earnings (loss) per share	$(0.11)	$(0.18)	$1.29	$0.91	$2.31	$1.61

Dividends declared per share	$0.2500	$0.2375	$0.7500	$0.7125	$0.9875	$0.9375

Average number of common shares outstanding	45,447	44,855	45,354	44,671	45,262	44,497
Average shares outstanding (assuming dilution)	—	—	45,756	44,960	45,657	44,785

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2010

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,		TWELVE MONTHS ENDED SEPTEMBER 30,
	2010	2009	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$58,503	$41,090	$104,531	$72,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,438	143,152	189,368	192,743
Deferred income taxes	18,946	37,255	24,489	55,535
Changes in current assets and liabilities:
Accounts receivable, net of allowances	73,005	83,051	1,061	33,446
Accrued utility revenue	40,100	40,400	600	400
Deferred purchased gas costs	62,543	69,794	49,651	69,123
Accounts payable	(88,196)	(124,594)	3,820	(12,849)
Accrued taxes	(8,644)	(15,232)	29,085	(29,894)
Other current assets and liabilities	12,807	43,890	1,650	(10,454)
Gains on sale	(694)	(2,219)	(1,766)	(2,185)
Changes in undistributed stock compensation	3,863	3,416	4,389	4,080
AFUDC and property-related changes	(693)	(951)	(963)	(1,226)
Changes in other assets and deferred charges	(5,673)	(11,126)	(10,100)	(12,645)
Changes in other liabilities and deferred credits	7,521	11,109	6,778	10,169

Net cash provided by operating activities	315,826	319,035	402,593	368,565

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(151,417)	(171,538)	(196,864)	(249,893)
Change in restricted cash	11,990	—	(37,779)	—
Changes in customer advances	317	(4,678)	2,519	(5,456)
Miscellaneous inflows	2,304	5,449	4,788	6,628
Miscellaneous outflows	(2,800)	(3,567)	(2,853)	(3,498)

Net cash used in investing activities	(139,606)	(174,334)	(230,189)	(252,219)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	7,475	14,022	11,854	26,208
Dividends paid	(33,455)	(31,271)	(44,134)	(41,172)
Issuance of long-term debt, net	—	—	49,834	1,415
Retirement of long-term debt	(3,301)	(15,323)	(3,632)	(81,510)
Redemption of subordinated debentures	(100,000)	—	(100,000)	—
Change in long-term portion of credit facility	(92,400)	(50,700)	(99,300)	(1,624)
Change in short-term debt	—	(55,000)	—	—

Net cash used in financing activities	(221,681)	(138,272)	(185,378)	(96,683)

Change in cash and cash equivalents	(45,461)	6,429	(12,974)	19,663
Cash at beginning of period	65,315	26,399	32,828	13,165

Cash at end of period	$19,854	$32,828	$19,854	$32,828

Supplemental information:
Interest paid, net of amounts capitalized	$57,454	$62,457	$75,768	$84,359
Income taxes paid (received)	18,505	(5,128)	2,017	12,066

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2010

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

Basis of Presentation. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2009 Annual Report to Shareholders, which is incorporated by reference into the 2009 Form 10-K, and the first and second quarter 2010 reports on Form 10-Q.

Intercompany Transactions. NPL recognizes revenues generated from contracts with Southwest (see Note 3 below). Accounts receivable for these services were $7.7 million at September 30, 2010 and $5.3 million at December 31, 2009. The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with accounting treatment for rate-regulated entities.

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) on the consolidated statements of income (thousands of dollars):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30		September 30		September 30
	2010	2009	2010	2009	2010	2009
Change in COLI policies	$7,750	$4,870	$5,620	$6,943	$7,223	$1,202
Interest income	49	29	127	244	154	458
Miscellaneous income and (expense)	(1,084)	(928)	(4,709)	(2,468)	(4,413)	(3,673)

Total other income (deductions)	$6,715	$3,971	$1,038	$4,719	$2,964	$(2,013)

Reflected in the table above is the change in cash surrender values of company-owned life insurance (“COLI”) policies (including net death benefits recognized). These life insurance policies on members of management and other key employees are used by Southwest to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, the change in the cash surrender value components of COLI policies, as they progress toward the ultimate death benefits, is also recorded without tax consequences.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2010

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

	Qualified Retirement Plan
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2010	2009	2010	2009	2010	2009
(Thousands of dollars)
Service cost	$4,233	$3,848	$12,699	$11,543	$16,546	$15,570
Interest cost	8,904	8,632	26,711	25,895	35,343	34,018
Expected return on plan assets	(9,135)	(8,805)	(27,404)	(26,416)	(36,209)	(35,095)
Amortization of prior service costs (credits)	—	(1)	—	(2)	—	(5)
Amortization of net loss	2,620	1,063	7,859	3,190	8,922	3,966

Net periodic benefit cost	$6,622	$4,737	$19,865	$14,210	$24,602	$18,454

	SERP
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2010	2009	2010	2009	2010	2009
(Thousands of dollars)
Service cost	$93	$49	$279	$147	$327	$171
Interest cost	511	516	1,533	1,548	2,050	2,058
Amortization of net loss	289	227	867	681	1,095	930

Net periodic benefit cost	$893	$792	$2,679	$2,376	$3,472	$3,159

	PBOP
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2010	2009	2010	2009	2010	2009
(Thousands of dollars)
Service cost	$214	$183	$642	$547	$824	$729
Interest cost	623	593	1,869	1,778	2,461	2,359
Expected return on plan assets	(523)	(401)	(1,569)	(1,202)	(1,970)	(1,736)
Amortization of transition obligation	216	216	650	650	867	867
Amortization of net loss	122	108	366	325	475	325

Net periodic benefit cost	$652	$699	$1,958	$2,098	$2,657	$2,544

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2010

Note 3 – Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas Operations	Construction Services	Total
Three months ended September 30, 2010
Revenues from external customers	$213,893	$76,125	$290,018
Intersegment revenues	—	17,665	17,665

Total	$213,893	$93,790	$307,683

Segment net income (loss)	$(8,813)	$3,990	$(4,823)

Three months ended September 30, 2009
Revenues from external customers	$235,020	$69,923	$304,943
Intersegment revenues	—	12,566	12,566

Total	$235,020	$82,489	$317,509

Segment net income (loss)	$(11,367)	$3,070	$(8,297)

Nine months ended September 30, 2010
Revenues from external customers	$1,133,671	$183,875	$1,317,546
Intersegment revenues	—	44,713	44,713

Total	$1,133,671	$228,588	$1,362,259

Segment net income	$52,403	$6,489	$58,892

Nine months ended September 30, 2009
Revenues from external customers	$1,186,870	$168,707	$1,355,577
Intersegment revenues	—	39,442	39,442

Total	$1,186,870	$208,149	$1,395,019

Segment net income	$35,749	$5,341	$41,090

Twelve months ended September 30, 2010
Revenues from external customers	$1,561,644	$241,575	$1,803,219
Intersegment revenues	—	57,845	57,845

Total	$1,561,644	$299,420	$1,861,064

Segment net income	$96,074	$9,210	$105,284

Twelve months ended September 30, 2009
Revenues from external customers	$1,615,512	$233,367	$1,848,879
Intersegment revenues	—	55,550	55,550

Total	$1,615,512	$288,917	$1,904,429

Segment net income	$64,748	$7,574	$72,322

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2010

Note 4 – Derivatives and Fair Value Measurements

Derivatives. In managing its natural gas supply portfolios, Southwest has historically entered into fixed-and variable-price contracts, which qualify as derivatives. In 2008, Southwest also began utilizing fixed-for-floating swap contracts (“Swaps”) to supplement its fixed-price contracts. The fixed-price contracts, firm commitments to purchase a fixed amount of gas in the future at a fixed price, qualify for the normal purchases and normal sales exception that is allowed for contracts that are probable of delivery in the normal course of business and are exempt from fair value reporting. The variable-price contracts have no significant market value. The Swaps are recorded at fair value.

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on a portion of its natural gas portfolios, ranging from 25 percent to 50 percent, depending on the jurisdiction. The maturities of the Swaps highly correlate to forecasted purchases of natural gas, during time frames ranging from October 2010 through October 2011. Under such contracts, Southwest pays the counterparty at a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas. Only the net differential is actually paid or received. The differential is calculated based on the notional amounts under the contracts (approximately 13.2 million dekatherms at September 30, 2010 and 13.6 million dekatherms at December 31, 2009). Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

The following table sets forth the gains and (losses) recognized on the Company’s Swaps (derivatives) for the three months, nine months, and twelve months ended September 30, 2010 and 2009 and their location in the income statement (thousands of dollars):

Derivatives not designated as hedging instruments:

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended				Nine Months Ended				Twelve Months Ended
		September 30				September 30				September 30
		2010		2009		2010		2009		2010		2009
Swaps	Net cost of gas sold	$(12,046)		$6,872		$(30,013)		$(410)		$(33,994)		$(7,622)
Swaps	Net cost of gas sold	12,046	*	(6,872	) *	30,013	*	410	*	33,994	*	7,622	*

Total		$—		$—		$—		$—		$—		$—

*	Represents the impact of regulatory deferral accounting treatment under U.S. GAAP for rate-regulated entities.

In January 2010, Southwest entered into two forward starting interest rate swaps (“FSIRS”) to hedge the risk of interest rate variability during the period leading up to the planned issuance of fixed-rate debt to replace $200 million of debt maturing in February 2011 and $200 million maturing in May 2012. The counterparties to each agreement are four major banking institutions. The first FSIRS has a notional amount of $125 million (with Southwest as the fixed-rate payer at a rate of 4.26%) and has a mandatory termination date on or before December 7, 2010. The second FSIRS has a notional amount of $100 million (with Southwest as the fixed-rate payer at a rate of 4.78%) and has a mandatory termination date on or before March 20, 2012.

Southwest has designated the FSIRS agreements as cash flow hedges of forecasted future interest payments. At the inception of the hedges, the terms of the derivatives were the same as perfect hypothetical derivatives; thus, there is an expectation that there will be no ineffectiveness, and that the effective portion of unrealized gains and losses on the FSIRS leading up to the forecasted debt issuances will be reported as a component of other comprehensive income. At termination, the final values will be reclassified from accumulated other comprehensive income into earnings over the terms of the debt issuances which is the same period the hedged forecasted transaction affects earnings. However, should conditions occur that indicate the existence of ineffectiveness (e.g., deterioration of counterparty creditworthiness, delay in the forecasted debt issuances, etc.), Southwest will measure ineffectiveness by comparing changes in the fair value of each FSIRS with changes in the fair value of a hypothetical swap (the hypothetical derivative method). Gains and losses due to ineffectiveness will be recognized immediately as part of interest expense. See Note 7 – Equity and Comprehensive Income for additional information. At September 30, 2010, the FSIRS were effective hedges. There was no gain or (loss) reclassified from accumulated other comprehensive income (“AOCI”) into income (effective portion) and no gain or (loss) recognized in income (ineffective portion) for the Company’s derivatives designated as hedging instruments.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2010

The following table sets forth the gains and (losses) recognized on the Company’s FSIRS (thousands of dollars):

Derivatives designated as hedging instruments:

Gains (losses) on derivatives in cash flow hedging relationships:

	Gains (losses) on interest rate swaps - FSIRS
	Three Months Ended	Nine Months Ended	Twelve Months Ended
	September 30, 2010	September 30, 2010	September 30, 2010
Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	$(11,281)	$(32,540)	$(32,540)

The following table sets forth the fair values of the Company’s Swaps and FSIRS and their location in the balance sheets (thousands of dollars):

Fair values of derivatives not designated as hedging instruments:

September 30, 2010		Asset	Liability
	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Other current liabilities	$—	$(16,491)	$(16,491)
Swaps	Other deferred credits	—	(1,452)	(1,452)

Total		$—	$(17,943)	$(17,943)

December 31, 2009		Asset	Liability
	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Deferred charges and other assets	$85	$(27)	$58
Swaps	Prepaids and other current assets	2,921	(361)	2,560
Swaps	Other current liabilities	309	(1,730)	(1,421)
Swaps	Other deferred credits	25	(100)	(75)

Total		$3,340	$(2,218)	$1,122

Fair values of derivatives designated as hedging instruments:

September 30, 2010		Asset	Liability
	Balance Sheet Location	Derivatives	Derivatives	Net Total
FSIRS	Other current liabilities	$—	$(18,180)	$(18,180)
FSIRS	Other deferred credits	—	(14,360)	(14,360)

Total		$—	$(32,540)	$(32,540)

There were no derivatives designated as hedging instruments at December 31, 2009.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2010

The estimated fair values of the natural gas derivatives were determined using future natural gas index prices (as more fully described below). The Company has master netting arrangements with each counterparty that provide for the net settlement of all contracts through a single payment. As applicable, the Company has elected to reflect the net amounts in its balance sheets.

Pursuant to regulatory deferral accounting treatment for rate-regulated entities, Southwest records the unrealized gains and losses in fair value of the Swaps as a regulatory asset and/or liability. When the Swaps settle, Southwest reverses any prior positions held and records the settled position as an increase or decrease of purchased gas under the related purchased gas adjustment (“PGA”) mechanism in determining its deferred PGA balances. During the three months and nine months ended September 30, 2010, Southwest paid counterparties $4.5 million and $11.8 million, respectively, in settlements of matured Swaps. During the nine months ended September 30, 2010, Southwest received $831,000 from counterparties (all received in the first quarter of 2010) in settlements of matured Swaps. Neither changes in the fair value of the Swaps nor settled amounts have a direct effect on earnings or other comprehensive income. At September 30, 2010, regulatory assets/liabilities offsetting the amounts in the balance sheet were recorded in Prepaids and other current assets ($16.5 million) and Deferred charges and other assets ($1.5 million). At December 31, 2009, regulatory assets/liabilities offsetting the amounts in the balance sheet were recorded in Prepaids and other current assets ($1.4 million), Other current liabilities ($2.6 million), Other deferred credits ($58,000), and Deferred charges and other assets ($75,000).

Fair Value Measurements. The estimated fair values of Southwest’s Swaps were determined at September 30, 2010 and December 31, 2009 using NYMEX futures settlement prices for delivery of natural gas at Henry Hub adjusted by the price of NYMEX ClearPort basis Swaps, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measure.

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

The following table sets forth, by level within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability, the Company’s financial assets and liabilities that were accounted for at fair value:

Level 2 - Significant other observable inputs

(Thousands of dollars)	September 30, 2010	December 31, 2009

Assets at fair value:
Prepaids and other current assets - Swaps	$—	$2,560
Deferred charges and other assets - Swaps	—	58

Liabilities at fair value:
Other current liabilities - Swaps	(16,491)	(1,421)
Other deferred credits - Swaps	(1,452)	(75)
Other current liabilities - FSIRS	(18,180)	—
Other deferred credits - FSIRS	(14,360)	—

Net Assets (Liabilities)	$(50,483)	$1,122

No financial assets or liabilities accounted for at fair value fell within Level 1 or Level 3 of the fair value hierarchy.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2010

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
September 30, 2010

Note 6 – Long-Term Debt

Carrying amounts of the Company’s long-term debt and their related estimated fair values as of September 30, 2010 and December 31, 2009 are disclosed in the following table. The fair value of the revolving credit facility and the variable-rate IDRBs approximates carrying value. Market values for the debentures, fixed-rate IDRBs, and other indebtedness were determined based on dealer quotes using trading records for September 30, 2010 and December 31, 2009, as applicable, and other secondary sources which are customarily consulted for data of this kind.

	September 30, 2010		December 31, 2009
	Carrying Amount	Market Value	Carrying Amount	Market Value
(Thousands of dollars)
Debentures:
Notes, 8.375%, due 2011	$200,000	$205,316	$200,000	$213,012
Notes, 7.625%, due 2012	200,000	218,924	200,000	219,240
8% Series, due 2026	75,000	98,007	75,000	87,005
Medium-term notes, 7.59% series, due 2017	25,000	30,448	25,000	27,858
Medium-term notes, 7.78% series, due 2022	25,000	31,546	25,000	28,275
Medium-term notes, 7.92% series, due 2027	25,000	32,575	25,000	28,848
Medium-term notes, 6.76% series, due 2027	7,500	8,800	7,500	7,723
Unamortized discount	(1,680)		(2,196)

	555,820		555,304

Revolving credit facility and commercial paper, due 2012	—	—	92,400	92,400

Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Fixed-rate bonds:
6.10% 1999 Series A, due 2038	12,410	12,460	12,410	11,443
5.95% 1999 Series C, due 2038	14,320	14,274	14,320	12,922
5.55% 1999 Series D, due 2038	8,270	7,948	8,270	7,038
5.45% 2003 Series C, due 2038 (rate resets in 2013)	30,000	32,185	30,000	31,422
5.25% 2003 Series D, due 2038	20,000	18,684	20,000	16,701
5.80% 2003 Series E, due 2038 (rate resets in 2013)	15,000	15,742	15,000	15,683
5.25% 2004 Series A, due 2034	65,000	62,609	65,000	55,979
5.00% 2004 Series B, due 2033	31,200	29,287	31,200	26,096
4.85% 2005 Series A, due 2035	100,000	90,865	100,000	79,469
4.75% 2006 Series A, due 2036	24,855	22,033	24,855	19,139
Unamortized discount	(3,537)		(3,644)

	517,518		517,411

Other	2,268	2,577	5,569	5,712

	1,075,606		1,170,684
Less: current maturities	(83)		(1,327)

Long-term debt, less current maturities	$1,075,523		$1,169,357

As noted in the table above, the Company has $200 million of 8.375% notes maturing in February 2011. The Company currently intends to provide funding for this maturing obligation through the issuance of new debt, or availability under the Company’s $300 million credit facility. The Company’s $300 million credit facility, which expires in May 2012, has sufficient current and forecasted capacity to provide funding for the $200 million of maturing notes, to the extent needed. Therefore, the $200 million of debentures due February 2011 continue to be shown as long-term obligations.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2010

Note 7 – Equity and Comprehensive Income

The table below provides details of activity in equity during the nine months ended September 30, 2010.

	Southwest Gas Corporation Equity
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Non- controlling
(In thousands, except per share amounts)	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total
DECEMBER 31, 2009	45,092	$46,722	$792,339	$(22,250)	$285,316	$(41)	$1,102,086
Common stock issuances	387	387	11,344				11,731
Net income (loss)					58,892	(389)	58,503
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				1,025			1,025
FSIRS unrealized gains (losses), net of tax				(20,175)			(20,175)
Dividends declared
Common: $0.25 per share					(34,509)		(34,509)

SEPTEMBER 30, 2010	45,479	$47,109	$803,683	$(41,400)	$309,699	$(430)	$1,118,661

The tables below are designed to provide details of comprehensive income and year-to-date activity in AOCI. See Note 4 – Derivatives and Fair Value Measurements for additional information on the FSIRS.

Comprehensive Income
(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Net income (loss)	$(4,964)	$(8,297)	$58,503	$41,090	$104,531	$72,322
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax	342	207	1,025	620	(2,419)	(6,564)
FSIRS unrealized gains (losses), net of tax	(6,994)	—	(20,175)	—	(20,175)	—

Comprehensive income (loss)	(11,616)	(8,090)	39,353	41,710	81,937	65,758
Comprehensive income (loss) attributable to noncontrolling interest	(141)	—	(389)	—	(753)	—

Comprehensive income (loss) attributable to Southwest Gas Corporation	$(11,475)	$(8,090)	$39,742	$41,710	$82,690	$65,758

Tax (expense) benefit associated with net actuarial gain (loss) arising during period	$(209)	$(126)	$(628)	$(380)	$1,484	$4,022

Tax (expense) benefit associated with FSIRS unrealized gain (loss) recognized in other comprehensive income (loss)	$4,287	$—	$12,365	$—	$12,365	$—

AOCI - Rollforward

(Thousands of dollars)	Defined Benefit Plans			FSIRS
	Before-Tax	Tax (Expense) Benefit	After- Tax	Before-Tax	Tax (Expense) Benefit	After-Tax		AOCI
Beginning Balance AOCI December 31, 2009	$(35,887)	$13,637	$(22,250)	$—	$—	$—		$(22,250)
Current period change	1,653	(628)	1,025 *	(32,540)	12,365	(20,175	) **	(19,150)

Ending Balance AOCI September 30, 2010	$(34,234)	$13,009	$(21,225)	$(32,540)	$12,365	$(20,175)		$(41,400)

*	Net actuarial gain (loss), less amortization of unamortized benefit plan cost
**	FSIRS unrealized gain (loss) recognized in other comprehensive income

Based on the current FSIRS position, approximately $1.5 million of the FSIRS existing losses reported in AOCI at September 30, 2010 is expected to be reclassified into expense within the next twelve months.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2010

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

On a seasonally adjusted basis as of September 30, 2010, Southwest had 1,820,000 residential, commercial, industrial, and other natural gas customers, of which 980,000 customers were located in Arizona, 659,000 in Nevada, and 181,000 in California. Residential and commercial customers represented over 99 percent of the total customer base. During the twelve months ended September 30, 2010, 55 percent of operating margin was earned in Arizona, 35 percent in Nevada, and 10 percent in California. During this same period, Southwest earned 86 percent of operating margin from residential and small commercial customers, 4 percent from other sales customers, and 10 percent from transportation customers. These general patterns are expected to remain materially consistent for the foreseeable future.

Southwest recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Operating margin is the measure of gas operating revenues less the net cost of gas sold. Management uses operating margin as a main benchmark in comparing operating results from period to period. The principal factors affecting operating margin are general rate relief, weather, conservation and efficiencies, and customer growth. Of these, weather is the primary reason for volatility in margin. Variances in temperatures from normal levels, primarily in Arizona, can have a significant impact on the margin and associated net income of the Company. A decoupled rate structure adopted as part of the Nevada general rate case, effective November 2009, is designed to mitigate the impact of weather variability as well as conservation on margin in the Nevada service territories. Weather impacts and conservation are also offset by the margin tracking mechanism in Southwest’s California service territories.

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

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as the MD&A, included in the 2009 Annual Report to Shareholders, which is incorporated by reference into the 2009 Form 10-K, and the first and second quarter 2010 reports on Form 10-Q.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2010

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

Summary Operating Results

	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2010	2009	2010	2009	2010	2009
	(In thousands, except per share amounts)
Contribution to net income (loss)
Natural gas operations	$(8,813)	$(11,367)	$52,403	$35,749	$96,074	$64,748
Construction services	3,990	3,070	6,489	5,341	9,210	7,574

Net income (loss)	$(4,823)	$(8,297)	$58,892	$41,090	$105,284	$72,322

Average number of common shares outstanding	45,447	44,855	45,354	44,671	45,262	44,497

Basic earnings (loss) per share
Consolidated	$(0.11)	$(0.18)	$1.30	$0.92	$2.33	$1.63

Natural Gas Operations
Operating margin	$132,590	$130,502	$552,377	$518,857	$781,733	$730,831

Consolidated results for the third quarter of 2010 improved compared to the same period in 2009. The improvement primarily resulted from an increased contribution from the construction services segment and higher other income.

3rd Quarter 2010 Overview

Natural gas operations highlights include the following:

•	Operating margin increased approximately $2 million compared to the prior-year quarter primarily due to rate relief in Nevada ($1 million) and customer growth ($1 million)

•	Operations and maintenance expense increased only $1 million or 1% between periods due to effective cost containment efforts

•	Other income increased $2.8 million between periods primarily due to COLI policy cash surrender value increases and recognition of death benefits

•	Net financing costs declined $1.7 million between quarters

•	Liquidity position remains strong

•	Issuance of draft Arizona decoupling Policy Statement in October 2010

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2010

Company-Owned Life Insurance (“COLI”). Southwest has life insurance policies on members of management and other key employees to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The COLI policies have a combined net death benefit value of approximately $193 million at September 30, 2010. The net cash surrender value of these policies (which is the cash amount the Company would receive if it voluntarily terminated the policies) is approximately $66 million at September 30, 2010 and is included in the caption “Other property and investments” on the balance sheet. Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, generally the cash surrender value (but not the net death benefit) moves up and down consistent with the movements in the broader stock and bond markets. Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, the changes in the cash surrender value components of COLI policies as they progress towards the ultimate death benefits are also recorded without tax consequences. Currently, the Company intends to hold the COLI policies for their duration and purchase additional policies as necessary.

Weather and Conservation. The rate structures in each of Southwest’s three states provide varying levels of protection from risks that drive operating margin volatility, particularly weather risk and conservation efforts. Southwest’s exposure to these risks on operating margin is largely limited to its Arizona operating areas as both Nevada and California operations are now under decoupled rate structures. During the first nine months of 2010, weather had a positive influence on operating margin as temperatures in Arizona were relatively normal, whereas, in the first nine months of 2009, the estimated weather impact on operating margin was a reduction of $17 million.

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

Customer Growth. Southwest completed 18,000 first-time meter sets over the last twelve months. These meter sets led to 17,000 net additional active customers. Southwest continues to project net customer growth of 1% or less for the year.

Liquidity. Southwest believes its liquidity position remains strong. Southwest has a $300 million credit facility maturing in May 2012, $150 million of which is designated for working capital needs. The facility is provided through a consortium of eight major banking institutions. Usage of the facility was minimal during the third quarter of 2010 and there was no balance outstanding at September 30, leaving the entire $300 million available for long-term and working capital needs. The lower usage was primarily due to existing cash reserves, typical reduced third quarter gas purchase requirements, natural gas prices that were relatively stable, and gas cost related rate mechanisms that favorably impacted operating cash flows. The current slowdown in housing construction has also allowed Southwest to fund construction expenditures primarily with internally generated cash.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2010

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended September 30,
	2010	2009
	(Thousands of dollars)
Gas operating revenues	$213,893	$235,020
Net cost of gas sold	81,303	104,518

Operating margin	132,590	130,502
Operations and maintenance expense	86,746	85,773
Depreciation and amortization	42,574	41,401
Taxes other than income taxes	10,006	8,265

Operating income (loss)	(6,736)	(4,937)
Other income (deductions)	6,704	3,952
Net interest deductions	19,115	18,904
Net interest deductions on subordinated debentures	—	1,933

Income (loss) before income taxes	(19,147)	(21,822)
Income tax expense (benefit)	(10,334)	(10,455)

Contribution to consolidated net income (loss)	$(8,813)	$(11,367)

Contribution from natural gas operations improved by $2.6 million in the third quarter of 2010 compared to the same period a year ago. The improvement was primarily due to an increase in other income.

Operating margin increased $2 million in the third quarter of 2010 compared to the third quarter of 2009. Rate relief in Nevada provided $1 million of the operating margin increase and customer growth provided $1 million as 17,000 net new customers were added during the last twelve months.

Operations and maintenance expense increased $1 million, or one percent, between quarters primarily due to effective cost containment efforts.

Depreciation expense increased $1.2 million, or three percent, as a result of additional plant in service. Average gas plant in service for the current period increased $127 million, or three percent, compared to the corresponding period a year ago.

General taxes increased $1.7 million largely as a result of a change in Arizona property tax rates received and recognized in the third quarter of 2010, but retroactive to January 2010.

Other income increased $2.8 million between quarters primarily due to higher COLI policy-related amounts (including death benefits). Both quarters experienced very favorable COLI cash surrender value increases due to significant upswings in the associated investment portfolio underlying the policies.

Net financing costs decreased $1.7 million between periods primarily due to the redemption of $100 million of Subordinated Debentures in March 2010.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2010

Nine-Month Analysis

	Nine Months Ended September 30,
	2010	2009
	(Thousands of dollars)
Gas operating revenues	$1,133,671	$1,186,870
Net cost of gas sold	581,294	668,013

Operating margin	552,377	518,857
Operations and maintenance expense	260,386	257,281
Depreciation and amortization	127,416	125,613
Taxes other than income taxes	29,388	27,880

Operating income	135,187	108,083
Other income (deductions)	997	4,589
Net interest deductions	56,001	55,617
Net interest deductions on subordinated debentures	1,912	5,798

Income before income taxes	78,271	51,257
Income tax expense	25,868	15,508

Contribution to consolidated net income	$52,403	$35,749

Contribution to consolidated net income from natural gas operations increased by $16.7 million in the current nine-month period as compared to the corresponding period a year ago. The improvement in contribution primarily resulted from higher operating margin, partially offset by an increase in operating expenses and a reduction in other income.

Operating margin increased $33 million between periods. Rate relief provided approximately $15 million of the increase, consisting of $13 million in Nevada and $2 million in California. Differences in heating demand caused primarily by weather variations in Arizona between periods resulted in a $17 million operating margin increase as temperatures in the current nine-month period were relatively normal, while temperatures were significantly warmer than normal in the same period of 2009. Customer growth contributed $1 million toward the operating margin increase.

Operations and maintenance expense increased $3.1 million, or one percent, primarily due to effective cost containment efforts. The increase was mitigated by a decrease in uncollectible costs, principally in Nevada where a tracking mechanism for gas cost-related uncollectible expense is in place.

Depreciation expense increased $1.8 million, or one percent, as a result of additional plant in service, partially offset by lower depreciation rates in the Nevada rate jurisdictions, effective June 2009. Average gas plant in service for the current period increased $141 million, or three percent, compared to the corresponding period a year ago. This was attributable to new business, reinforcement work, franchise requirements and routine pipe replacement activities.

General taxes increased $1.5 million primarily due to higher property tax rates in Arizona.

Other income decreased $3.6 million between the nine-month periods of 2010 and 2009. Income related to changes in the values of COLI policies (including recognized death benefits) contributed $5.6 million in the current-year period, while increases in cash surrender values of COLI policies during the nine-month period of 2009 contributed $6.9 million in income, a decline of $1.3 million. In addition, costs associated with certain Arizona non-recoverable pipe replacement work increased $1.6 million between periods.

Net financing costs decreased $3.5 million between the nine-month periods of 2010 and 2009 primarily due to the redemption of the Subordinated Debentures in March 2010.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2010

Twelve-Month Analysis

	Twelve Months Ended September 30,
	2010	2009
	(Thousands of dollars)
Gas operating revenues	$1,561,644	$1,615,512
Net cost of gas sold	779,911	884,681

Operating margin	781,733	730,831
Operations and maintenance expense	352,047	339,643
Depreciation and amortization	168,653	168,385
Taxes other than income taxes	38,826	36,747

Operating income	222,207	186,056
Other income (deductions)	2,998	(2,170)
Net interest deductions	74,475	75,902
Net interest deductions on subordinated debentures	3,845	7,730

Income before income taxes	146,885	100,254
Income tax expense	50,811	35,506

Contribution to consolidated net income	$96,074	$64,748

Contribution to consolidated net income from natural gas operations increased by $31.3 million in the current twelve-month period as compared to the corresponding period a year ago. The increase in contribution was a result of higher operating margin, an improvement in other income, and reduced financing costs, partially offset by an increase in operating expenses.

Operating margin increased $51 million between periods. Rate relief provided $23 million of the increase, consisting of $15 million in Nevada, $5 million in Arizona, and $3 million in California. Differences in heating demand caused primarily by weather variations between periods contributed $29 million toward the operating margin increase as temperatures in the current period were relatively normal, while temperatures were significantly warmer than normal in the prior-year period. Customer growth contributed $2 million in operating margin. Conservation, resulting from economic conditions and energy efficiency, negatively impacted operating margin by an estimated $3 million.

Operations and maintenance expense increased $12.4 million, or four percent, primarily due to higher employee-related and general costs. The increase was mitigated by a decrease in uncollectible costs, principally in Nevada where a tracking mechanism for gas cost-related uncollectible expense has been in place since November 2009.

Depreciation expense increased $268,000 as a result of additional plant in service, partially offset by lower depreciation rates in the California ($3 million annualized reduction) and Nevada ($2.3 million annualized reduction) rate jurisdictions effective in January and June 2009, respectively. Average gas plant in service for the current period increased $148 million, or three percent, compared to the corresponding period a year ago. This was attributable to new business, reinforcement work, franchise requirements and routine pipe replacement activities.

General taxes increased $2.1 million primarily due to higher property tax rates in Arizona.

Other income (deductions) improved $5.2 million between the twelve-month periods of 2010 and 2009. This was primarily due to $7.2 million in income related to the Company’s COLI policies (including recognized death benefits) in the current period compared to $1.2 million in income in the prior-year period. Costs associated with certain Arizona non-recoverable pipe replacement work increased $1.1 million between periods.

Net financing costs decreased $5.3 million between the twelve-month periods of 2010 and 2009 primarily due to a reduction in outstanding debt, the redemption of the Subordinated Debentures, and lower interest rates associated with Southwest’s commercial credit and other variable-rate facilities.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2010

Results of Construction Services

Quarter. Contribution to consolidated net income from construction services for the three months ended September 30, 2010 increased $920,000 compared to the same period of 2009. Despite the general slowdown in the new housing market and the current economic environment, NPL has been able to offset reductions in new construction with additional replacement contract activity and bid work.

Revenues increased $11.3 million when compared to the same period of the prior year primarily due to an increase in replacement construction contracts, while revenue from new construction remained at a low level. Bid projects saw a slight increase during the third quarter of 2010 in comparison to the same quarter of 2009. Construction expenses increased $10.3 million. Gains on sales of equipment were $138,000 and $310,000 for the third quarters of 2010 and 2009, respectively. Depreciation expense declined $493,000 between the quarters. During the past two years, NPL reduced its inventory of construction equipment due to the overall lower volume of construction contracts, resulting in a decline in depreciation and lower gains on sale of equipment.

Year-to-Date. Contribution to consolidated net income from construction services for the nine months ended September 30, 2010 increased $1.1 million compared to the same period of 2009.

Revenues increased $20.4 million during the first nine months of 2010 as compared to the same period of 2009 primarily due to an increase in replacement construction contracts during the second and third quarters of 2010. Construction expenses increased $22 million due primarily to the increased work load and a decrease in gains on sales of equipment between the current and prior-year periods. Gains on sales of equipment were $695,000 and $2.2 million for the nine-month periods ended September 30, 2010 and 2009, respectively. Depreciation expense declined $2.5 million between the nine-month periods due to reduced construction equipment inventory.

Twelve Months-to-Date. Contribution to consolidated net income from construction services for the twelve-month period of 2010 increased $1.6 million compared to the same period of 2009.

Revenues increased $10.5 million and construction expenses increased $13.9 million between the twelve-month periods primarily due to the increase in replacement construction work, while depreciation expense declined $3.6 million due to the reduction in construction equipment. Interest expense decreased $849,000 between the twelve-month periods due to lower outstanding debt balances. Gains on sales of equipment were $1.8 million and $2.2 million for the twelve-month periods ended September 30, 2010 and 2009, respectively.

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

Rates and Regulatory Proceedings

Arizona General Rate Case. The Company anticipates filing its next general rate case with the Arizona Corporation Commission (“ACC”) in November 2010. While details of the filing are still being finalized at this time, the Company anticipates requesting an increase in operating revenues to reflect increased operating costs, investments in infrastructure, and costs of capital, as well as margin attrition due to decreased average usage by customers.

The upcoming rate case filing will also request a rate structure to decouple recovery of the Company’s fixed costs from fluctuations in usage, both higher and lower, and enable the Company to aggressively advocate for increased energy efficiency by its customers, as discussed in the Arizona energy efficiency and decoupling proceeding section below. The pursuit of increased energy efficiency by customers will be supported by requested approval of a detailed demand side management implementation plan; the plan will recommend new and expanded conservation and energy efficiency programs and budgets. A decision by the Commission is expected in early 2012.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2010

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

FERC General Rate Case. Paiute Pipeline Company (“Paiute”), a subsidiary of the Company, filed a general rate case with the FERC in February 2009. The filing fulfilled an obligation from the settlement agreement reached in the 2005 Paiute general rate case. The application requested an increase in operating revenues of approximately $3.9 million. In accordance with FERC requirements, the requested new rates went into effect in September 2009, subject to refund. In April 2010, the FERC approved an offer of settlement from Paiute which resolved all issues related to its general rate case. The settlement provided for an increase of approximately $900,000 in Paiute’s annual operating income. Paiute had been accruing a liability for the difference between the requested rates and the anticipated settlement rates since September 2009 and refunded the over-collected amounts in the second quarter of 2010.

Arizona energy efficiency and decoupling proceeding. The ACC convened a series of workshops starting in 2009 to evaluate “rate and regulatory incentives” and establish standards to promote energy efficiency and conservation for utility customers. In conjunction with these workshops, Southwest and other interested parties submitted proposed regulations to the ACC in June 2009. Rate designs which would decouple revenues from customer usage were the topic of much discussion in the proceeding, and were incorporated in several of the parties’ draft regulations. In August 2010, the ACC issued a Notice of Proposed Rulemaking on Gas Energy Efficiency, which adopted an energy efficiency requirement for Arizona’s gas utilities, including Southwest, to achieve cumulative annual energy savings of six percent by December 2020. In October 2010, the Chairman of the ACC issued a draft Policy Statement, which if approved by the full Commission, would allow utilities to file proposals for alternative mechanisms to address the financial disincentives to utilities of energy efficiency, including revenue per customer decoupling, in their next general rate case. A full commission vote on this matter may occur by year-end.

PGA Filings

The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- and under-collections. At September 30, 2010, over-collections in all service territories resulted in a liability of $153 million on the Company’s balance sheet. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on profit margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual income statement components. These include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).

As of September 30, 2010, December 31, 2009, and September 30, 2009, Southwest had the following outstanding PGA balances payable (millions of dollars):

	September 30, 2010	December 31, 2009	September 30, 2009
Arizona	$(56.7)	$(33.2)	$(38.8)
Northern Nevada	(12.9)	1.2	(3.5)
Southern Nevada	(77.9)	(60.0)	(54.7)
California	(5.0)	2.0	(5.9)

	$(152.5)	$(90.0)	$(102.9)

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2010

Nevada Annual Rate Adjustment (“ARA”) Application. In June 2010, Southwest filed its annual ARA application with the Public Utilities Commission of Nevada (“PUCN”) to establish revised Deferred Energy Account Adjustment (“DEAA”) rates (in addition to adjustments to the Variable Interest Expense Recovery, the Uncollectible Gas Cost Expense rates, and other rate-related items). In October 2010, Southwest filed a stipulation to settle all issues in this case, which was approved by the PUCN effective November 2010. Accordingly, this settlement reduces customer DEAA rates and is designed to result in decreases over the fourteen-month period ending December 2011 of $42.1 million, or 9.58%, in southern Nevada and $11.9 million, or 9.75%, in northern Nevada, which should allow the Company to significantly decrease the Nevada PGA balances.

Capital Resources and Liquidity

Cash on hand and cash flows from operations have generally been sufficient over the past two years to provide for net investing activities (primarily construction expenditures and property additions). During the past two years, the Company has been able to use cash inflows to reduce the net amount of debt outstanding (including short-term borrowings). The Company’s capitalization strategy is to maintain an appropriate balance of equity and debt (including short-term borrowings as necessary).

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

Cash Flows

Operating Cash Flows. Cash flows provided by consolidated operating activities decreased $3.2 million in the first nine months of 2010 as compared to the same period in 2009. The primary drivers of the change were temporary fluctuations in working capital components partially offset by an increase in net income between periods.

Investing Cash Flows. Net cash used in consolidated investing activities decreased $34.7 million in the first nine months of 2010 as compared to the same period in 2009. The decrease was primarily due to reductions in construction expenditures and equipment purchases, a result of the new housing market slowdown. The current period also includes cash inflows from the draw-down of restricted funds associated with a previous industrial development revenue bond issuance.

Financing Cash Flows. Cash used in consolidated financing activities increased $83.4 million during the first nine months of 2010 as compared to the same period in 2009 primarily due to debt repayments, including the redemption of the Subordinated Debentures. Dividends paid increased in the first nine months of 2010 as compared to 2009 as a result of a quarterly dividend increase and an increase in the number of shares outstanding.

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

Gas Segment Construction Expenditures, Debt Maturities, and Financing

During the twelve-month period ended September 30, 2010, construction expenditures for the natural gas operations segment were $174 million. Approximately 38 percent of these expenditures represented new construction and the balance represented costs associated with routine replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest were $375 million which provided sufficient funding for construction expenditures and dividend requirements of the natural gas operations segment.

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
September 30, 2010

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

Southwest has $200 million of long-term debt maturing in February 2011. The Company currently intends to provide funding for this maturing obligation through the issuance of new debt, or availability under the Company’s $300 million credit facility. Southwest also has $200 million of long-term debt maturing in May 2012 and plans to fund that obligation by issuing $200 million of debentures by the maturity date. In connection with the planned debt issuances, the Company, in January 2010, entered into two forward-starting interest rate swap (“FSIRS”) agreements to hedge the risk of interest rate variability during the period leading up to the planned issuances. See Note 4 – Derivatives and Fair Value Measurements for more information on the FSIRS.

During the nine months ended September 30, 2010, the Company issued shares of common stock for exercised stock options and through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”), raising approximately $7 million. Beginning in the second quarter of 2010, the Company ceased issuing new common stock under the DRSPP (the DRSPP will purchase shares on the open market as needed).

In September 2010, the Small Business Jobs Act of 2010 (“Act”) was signed into law. This Act provides a 50 percent bonus tax depreciation deduction for qualified property acquired or constructed and placed in service in 2010. Based on forecasted qualifying construction expenditures, Southwest estimates the bonus depreciation deduction will defer the payment of approximately $15 million of federal income taxes during 2010.

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

Pension funding requirements for the Southwest pension plan during calendar-year 2010 were initially estimated at $24 million. In October 2010, Southwest voluntarily contributed an incremental $30 million to the pension plan in order to improve the plan’s funded status. Funds for the contribution were provided by cash on hand and borrowings under the Company’s credit facility.

On an interim basis, Southwest generally defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At September 30, 2010, the combined balance in the PGA accounts totaled an over-collection of $153 million. See PGA Filings for more information on recent regulatory filings.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2010

The Company has a $300 million credit facility that expires in May 2012. Southwest has designated $150 million of the $300 million facility as long-term debt and the remaining $150 million for working capital purposes. At September 30, 2010, no borrowings were outstanding on either the long-term or short-term portion of the credit facility. The short-term portion of the facility was not used during the third quarter of 2010. Usage of the long-term portion was minimal. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. This credit facility has been, and is expected to continue to be, adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing. Management believes the Company currently has a solid liquidity position.

The following table sets forth the ratios of earnings to fixed charges for the Company. Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	September 30,	December 31,
	2010	2009
Ratio of earnings to fixed charges	2.87	2.46

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and net amortized debt costs.

Credit Rating Upgrades

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

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2010

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

Based on the most recent evaluation, as of September 30, 2010, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2010 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2010

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

ITEMS 1A. through 3. None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	None.

ITEM 6.	EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 10.01	-	Appendix A to Southwest Gas Corporation 2006 Restricted Stock/Unit Plan, amended and restated May 7, 2008.

Exhibit 12.01	-	Computation of Ratios of Earnings to Fixed Charges.

Exhibit 31.01	-	Section 302 Certifications.

Exhibit 32.01	-	Section 906 Certifications.

Exhibit 101	-	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: November 9, 2010

/s/ Gregory J. Peterson
Gregory J. Peterson
Vice President/Controller and Chief Accounting Officer