Form 10-K
period 2010-12-31
SOUTHWEST GAS CORP
filed 2011-02-28
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                                                                                   Yes   ✓ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                                                                                                                   Yes        No   ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                  Yes   ✓ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ✓ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ✓         Accelerated filer                Non-accelerated filer                Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes        No   ✓

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant:

$1,340,088,830 as of June 30, 2010

The number of shares outstanding of common stock:

Common Stock, $1 Par Value, 45,784,435 shares as of February 15, 2011

DOCUMENTS INCORPORATED BY REFERENCE

Description	Part Into Which Incorporated
Annual Report to Shareholders for the Year Ended December 31, 2010 2011 Proxy Statement	Parts I, II, and IV Part III

PART I

PART I

Item 1.	BUSINESS

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

Financial information concerning the Company’s business segments is included in Note 14 of the Notes to Consolidated Financial Statements, which is included in the 2010 Annual Report to Shareholders and is incorporated herein by reference.

The Company maintains a website (www.swgas.com) for the benefit of shareholders, investors, customers, and other interested parties. The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports available, free of charge, through its website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, and charters of the nominating and corporate governance, audit, and compensation committees of the board of directors are also available on the Company’s website. Print versions of these documents are available to shareholders upon request directed to the Corporate Secretary, Southwest Gas Corporation, 5241 Spring Mountain Road, Las Vegas, NV 89150.

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

As of December 31, 2010, Southwest purchased and distributed or transported natural gas to 1,837,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. The southwestern United States has historically been one of the highest growth regions of the country. However, the customer growth levels experienced in recent years have greatly diminished due to the overall slowdown in the new housing market and increase in idle/vacant homes, resulting from foreclosures and challenging economic conditions. Southwest completed 16,000 first-time meter sets over the last twelve months. These meter sets led to 13,000 net additional active customers during 2010, an increase of less than one percent. Given the current housing and economic downturn, management expects customer growth will be one percent or less in the near term. Management cannot predict the timing of when currently idle and vacant homes will return to service, or when customer growth levels will improve, but it is not likely to occur in the near term.

The table below lists the percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

	Distribution
For the Year Ended	Residential and Small Commercial	Other Sales Customers	Transportation
December 31, 2010	86%	4%	10%
December 31, 2009	86%	4%	10%
December 31, 2008	86%	5%	9%

Southwest is not dependent on any one or a few customers such that the loss of any one or several would have a significant adverse impact on earnings or cash flows.

Transportation of customer-secured gas to end-users accounted for 46 percent of total system throughput in 2010. Customers who utilized this service transported 100 million dekatherms in 2010, 104 million dekatherms in 2009, and 116 million dekatherms in 2008. Although these volumes are significant, these customers provided a much smaller proportionate share of operating margin.

The demand for natural gas is seasonal. Variability in weather from normal temperatures can materially impact results of operations. It is the opinion of management that comparisons of earnings for interim periods do not reliably reflect overall trends and changes in operations. Also, earnings for interim periods can be significantly affected by the timing of general rate relief.

Rates and Regulation

Rates that Southwest is authorized to charge its distribution system customers are determined by the ACC, PUCN, and CPUC in general rate cases and are derived using rate base, cost of service, and cost of capital experienced in a historical test year, as adjusted in Arizona and Nevada, and projected for a future test year in California. The FERC regulates the northern Nevada transmission and liquefied natural gas (“LNG”) storage facilities of Paiute Pipeline Company (“Paiute”), a wholly owned subsidiary, and the rates it charges for transportation of gas directly to certain end-users and to various local distribution companies (“LDCs”). The LDCs transporting on the Paiute system are: NV Energy (serving Reno and Sparks, Nevada) and Southwest (serving Truckee, South Lake Tahoe and North Lake Tahoe, California and various locations throughout northern Nevada).

Rates charged to customers vary according to customer class and rate jurisdiction and are set at levels that are intended to allow for the recovery of all prudently incurred costs, including a return on rate base sufficient to pay interest on debt as well as a reasonable return on common equity. Rate base consists generally of the original cost of utility plant in service, plus certain other assets such as working capital and inventories, less accumulated depreciation on utility plant in service, net deferred income tax liabilities, and certain other deductions.

In California, CPUC regulations allow Southwest to separate or “decouple” the recovery of operating margin from natural gas consumption. In Nevada, a decoupled rate structure applies to most customer classes providing stability in annual operating margin. In Arizona, Southwest filed a general rate case in November 2010 which requested a rate structure to decouple recovery of the Company’s fixed costs from fluctuations in usage, both higher and lower, and enable the Company to aggressively advocate for increased energy efficiency by its customers.

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

Information with respect to recent general rate cases and PGA filings is included in the Rates and Regulatory Proceedings section of Management’s Discussion and Analysis (“MD&A”) in the 2010 Annual Report to Shareholders.

The table below lists recent docketed general rate filings and the status of such filing within each ratemaking area:

Ratemaking Area	Type of Filing	Month Filed	Month Final Rates Effective
Arizona:	General rate case	November 2010	Pending
	General rate case	August 2007	December 2008
California:
Northern and Southern	Annual attrition	October 2010	January 2011
Northern and Southern	General rate case	December 2007	January 2009
Nevada:
Northern and Southern	General rate case	April 2009	November 2009
FERC:
Paiute	General rate case	February 2009	April 2010

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

Demand for natural gas is greatly affected by temperature. On cold days, use of gas by residential and commercial customers can be six times greater than on warm days because of increased use of gas for space heating. To fully satisfy this increased high-priority demand, gas is withdrawn from storage in certain service areas, or peaking supplies are purchased from suppliers. If necessary, service to interruptible lower-priority customers may be curtailed to provide the needed delivery system capacity. Extreme weather conditions coupled with temporarily restricted gas supplies resulted in a limited curtailment in Southwest’s Arizona jurisdiction in early February 2011. Southwest maintains no significant backlog on its orders for gas service.

Natural Gas Supply

Southwest is responsible for acquiring (purchasing) and arranging delivery of (transporting via interstate pipelines) natural gas to its system for all sales customers.

The primary objective of Southwest in acquiring gas supply is to ensure that adequate supplies of natural gas are available from reliable sources at the best cost. Gas is acquired from a wide variety of sources and a mix of purchase provisions, including spot market purchases and firm supplies with a variety of terms. During 2010, Southwest acquired natural gas from 46 suppliers. Southwest regularly monitors the number of suppliers, their quality, and their relative contribution to the overall customer supply portfolio. New suppliers are contracted whenever possible, and solicitations for supplies are extended to the largest practicable list of suppliers. Competitive pricing, flexibility in meeting Southwest’s requirements, and aggressive participation by suppliers who have demonstrated reliability of service are key to their inclusion in the annual portfolio mix. The goal of this practice is to mitigate the risk of nonperformance by any one supplier and ensure competitive prices for customer supplies.

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

To mitigate customer exposure to market price volatility, Southwest seeks to fix the price on a portion (ranging from 25 percent to 50 percent, depending on the jurisdiction) of its forecasted annual normal-weather volume requirement, primarily using firm, fixed-price purchasing arrangements that are secured periodically throughout the year. For the 2010/2011 heating season, fixed-price contracts ranged in price from approximately $4 to $7 per dekatherm. Natural gas purchases not covered by fixed-price contracts are made under variable-price contracts with firm quantities and on the spot market. Prices for these contracts are not known until the month of purchase.

The firm, fixed-price arrangements are structured such that a stated volume of gas is required to be scheduled by Southwest and delivered by the supplier. If the gas is not needed by Southwest or cannot be procured by the supplier, the contract provides for fixed or market-based penalties to be paid by the non-performing party.

Southwest has a hedging program utilizing standalone derivative instruments as part of its price volatility mitigation program. This hedging program is currently utilized in both Arizona and Nevada. The combination of fixed-price contracts and derivative instruments is designed to increase flexibility for Southwest and increase supplier diversification. The costs of such derivative financial instruments are recovered from customers through the PGA mechanisms.

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

Southwest believes that the current level of contracted firm interstate capacity is sufficient to serve each of its service territories under normal circumstances. As the need arises to acquire additional capacity on one of the interstate pipeline transmission systems, primarily due to customer growth, Southwest will continue to consider available options to obtain that capacity, either through the use of firm contracts with a pipeline company or by purchasing capacity on the open market.

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

The Environmental Protection Agency (“EPA”) has issued regulations that require the reporting of greenhouse gas emissions (“GHG”) from large sources and suppliers in the United States in order to facilitate the development of policies and programs to reduce GHGs. The EPA requires annual reporting from large facilities with combustion emissions exceeding 25,000 tons per year. The Company completed GHG inventories for all Southwest and Paiute facilities, based on California emission reporting protocols. These inventories showed that Southwest and Paiute do not operate, control, or own any facilities which have the potential to exceed the 25,000 tons per year threshold.

In 2010, the Company began reporting to the EPA under the Mandatory Reporting Rule (“MRR”) the volumes of natural gas received for distribution to LDC customers. While some parts of the MRR do not apply to Southwest, other required information is already being reported to the Department of Transportation or is available in existing Company databases. A recent addition to the MRR will require the Company to implement new methods for inventorying pipeline components and creating or modifying an existing data management system. The Company is in the process of identifying the most feasible procedures for collecting the information required by this new regulation, but does not expect to incur any material expenditures for compliance with any MRR requirements. The Company is monitoring other climate legislation which may trigger additional reporting requirements or have financial implications.

Employees

At December 31, 2010, the natural gas operations segment had 2,349 regular full-time equivalent employees. Southwest believes it has a good relationship with its employees and that compensation, benefits, and working conditions afforded its employees are comparable to those generally found in the utility industry. No employees are represented by a union.

CONSTRUCTION SERVICES

NPL is a full-service energy services contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems. NPL contracts primarily with LDCs to install, repair, and maintain energy distribution systems from the town border station to the end-user. The primary focus of business operations is main and service replacement as well as new business installations. Construction work varies from relatively small projects to the piping of entire communities. Construction activity is seasonal in most areas. Peak construction periods are the summer and fall months in colder climate areas, such as the Midwest. In the warmer climate areas, such as the southwestern United States, construction continues year round. Construction activity is also cyclical and can be significantly impacted by changes in general and local economic conditions, including interest rates, employment levels, housing market, job growth, equipment resale market, and local and federal tax rates and incentives. The continued slowdown in construction activities observed in regional and national markets since 2007 has negatively impacted the amount of work received under existing blanket contracts, the amount of bid work, and the equipment resale market. During 2010, there was an improvement from the prior two years in the amount of replacement and bid work; however, the new construction market continues at a low level. It is anticipated that there will continue to be improvements in the replacement market, while the new construction market is expected to continue to be slow throughout 2011.

NPL business activities are often concentrated in utility service territories where existing energy lines are scheduled for replacement. An LDC will typically contract with NPL to provide pipe replacement services and new line installations. Contract terms generally specify unit-price or fixed-price arrangements. Unit-price contracts establish prices for all of the various services to be performed during the contract period. These contracts often have annual pricing reviews. During 2010, approximately 96 percent of revenue was earned under unit-price contracts. As of December 31, 2010, no significant backlog existed with respect to outstanding construction contracts.

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

Competition within the industry has traditionally been limited to several regional competitors in what has been a largely fragmented industry. Several national competitors also exist within the industry. NPL currently operates in 17 major markets nationwide. Its customers are the primary LDCs in those markets. During 2010, NPL served 57 major customers, with Southwest accounting for approximately 19 percent of NPL revenues. Additionally, five long-term LDC customers accounted for approximately 46 percent of total revenue.

Employment fluctuates between seasonal construction periods, which are normally heaviest in the summer and fall months. At December 31, 2010, NPL had 2,453 regular full-time equivalent employees. Employment peaked in October 2010 when there were 2,523 employees. Most employees are represented by unions and are covered by collective bargaining agreements, which is typical of the utility construction industry.

Operations are conducted from 15 field locations with corporate headquarters located in Phoenix, Arizona. Buildings are normally leased from third parties. The lease terms are typically five years or less. Field location facilities consist of a small building for repairs and land to store equipment.

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

NPL has a 65 percent interest in IntelliChoice Energy (“ICE”) and consolidates ICE as a majority owned subsidiary. ICE was established in late 2009 and markets natural gas engine-driven heating, ventilating, and air conditioning (“HVAC”) technology and products.

Item 1A.	RISK FACTORS

Described below (and in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of this report) are risk factors that we have identified that may have a negative impact on our future financial performance or affect whether we achieve the goals or expectations expressed or implied in any forward-looking statements contained herein. Unless indicated otherwise, references below to “we,” “us,” and “our” should be read to refer to Southwest Gas Corporation and its subsidiaries.

Our earnings are greatly affected by variations in temperature during the winter heating season.

The demand for natural gas is seasonal and is greatly affected by temperature. On cold days, use of gas by residential and commercial customers can be six times greater than on warm days because of the increased use of gas for space heating. Variability in weather from normal temperatures can materially impact results of operations. This is most pronounced in Arizona, where rates are highly leveraged. Rate design is the primary mechanism available to mitigate weather risk. In December 2010, the Arizona Corporation Commission approved a Policy Statement that allows utilities to file proposals for alternative rate mechanisms, including revenue per customer decoupling, in their next general rate case to address the financial disincentives to utilities of promoting energy efficiency. Southwest’s November 2010 Arizona rate case filing proposed a rate structure to decouple recovery of the Company’s fixed costs from fluctuations in usage, both higher and lower, in anticipation of the approval of the Policy Statement. In Nevada, a decoupled rate structure applies to most customer classes providing stability in annual operating margin by insulating us from the effects of lower usage (including volumes associated with unusual weather). The existing rate structure in our California territories includes a balanced margin mechanism which also has an insulating effect on usage volume variability.

Governmental policies and regulatory actions can reduce our earnings.

Regulatory commissions set our rates and determine what we can charge for our rate-regulated services. Our ability to obtain timely future rate increases depends on regulatory discretion. Governmental policies and regulatory actions, including those of the Arizona Corporation Commission, the California Public Utilities Commission, the Federal Energy Regulatory Commission, and the Public Utilities Commission of Nevada relating to allowed rates of return, rate structure, purchased gas and investment recovery, operation and construction of facilities, present or prospective wholesale and retail competition, changes in tax laws and policies, and changes in and compliance with environmental and safety laws and policies, can reduce our earnings. Risks and uncertainties relating to delays in obtaining regulatory approvals, conditions imposed in regulatory approvals, or determinations in regulatory investigations can also impact financial performance. In particular, the timing and amount of rate relief can materially impact results of operations.

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

The current economic slowdown in the United States, and particularly in our service areas, has resulted in a marked decline in the new housing market and increases in the inventory of idle/vacant homes. Commercial entities (including restaurants and other service establishments) are also being impacted, resulting in reductions in operations or closures. In addition, a prolonged economic downturn could result in customers voluntarily reducing consumption. If these trends continue, our financial condition, results of operations, and cash flows could be adversely affected.

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

We have life insurance policies with a net death benefit value at December 31, 2010 of approximately $193 million on members of management and other key employees to indemnify ourselves against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The net cash surrender value of these policies (which is the cash amount we would receive if we voluntarily terminated the policies) is approximately $70 million at December 31, 2010 and is included in the caption “Other property and investments” on the balance sheet. Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, the cash surrender value (but not the net death benefits) moves up and down consistent with the movements in the broader stock and bond markets. During 2010, Southwest recognized in Other income (deductions) a net increase in the cash surrender values of its company-owned life insurance policies (including net death benefits recognized) of $9.8 million (compared to a net increase of $8.5 million in 2009). Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender value components of company-owned life insurance policies, as they progress towards the ultimate death benefits, are also recorded without tax consequences. Currently, we intend to hold the company-owned life insurance policies for their duration and purchase additional policies as necessary. Changes in the cash surrender value of company-owned life insurance policies, except as related to the purchase of additional policies, affect our earnings but not our cash flows.

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

Rate schedules in each of our service territories contain purchased gas adjustment clauses which permit us to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. We have used short-term borrowings in the past to temporarily finance increases in purchased gas costs, and we expect to do so during 2011, if the need again arises.

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

We maintain liability insurance for some, but not all, risks associated with the operation of our natural gas pipelines and facilities. In connection with these liability insurance policies, we are responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. Our current liability insurance policies require us to be responsible for the first $1 million dollars (self-insured retention) of each incident plus the first $5 million in total claims above our self-insured retention in the policy year. We cannot predict the likelihood that any future event will occur which will result in a claim exceeding $1 million; however, a large claim for which we were deemed liable would reduce our earnings up to and including these self-insurance maximums.

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

The plant investment of Southwest consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators, which comprise the pipeline systems and facilities located in and around the communities served. Southwest also includes other properties such as land, buildings, furnishings, work equipment, vehicles, and software systems in plant investment. The northern Nevada and northern California properties of Southwest are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Several properties are leased by Southwest, including a portion of the corporate headquarters office complex located in Las Vegas, Nevada and the administrative offices in Phoenix, Arizona. Total gas plant, exclusive of leased property, at December 31, 2010 was $4.6 billion, including construction work in progress. It is the opinion of management that the properties of Southwest are suitable and adequate for its purposes.

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

Item 4.	[REMOVED AND RESERVED]

Item 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The listing of the executive officers of the Company is set forth under Part III Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, which by this reference is incorporated herein.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which the common stock of the Company is traded is the New York Stock Exchange. At February 15, 2011, there were 17,727 holders of record of common stock, and the market price of the common stock was $37.90. The quarterly market price of, and dividends on, Company common stock required by this item are included in the 2010 Annual Report to Shareholders filed as an exhibit hereto and incorporated herein by reference.

The Company’s common stock dividend policy states that common stock dividends will be paid at a prudent level within the normal dividend payout range for its respective businesses, and that dividends will be established at a level considered sustainable in order to minimize business risk and maintain a strong capital structure throughout all economic cycles. The quarterly common stock dividend declared was 22.5 cents per share throughout 2008, 23.75 cents per share throughout 2009, and 25 cents per share throughout 2010. In February 2011, the Board of Directors increased the quarterly dividend payout to 26.5 cents per share, effective with the June 2011 payment.

Item 6.	SELECTED FINANCIAL DATA

Information required by this item is included in the 2010 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is included in the 2010 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various forms of market risk, including commodity price risk, weather risk, and interest rate risk. The following describes the Company’s exposure to these risks.

Commodity Price Risk

In managing its natural gas supply portfolios, Southwest has historically entered into short duration (one year or less) fixed-price contracts and variable-price contracts (firm and spot). Southwest has experienced price volatility over the past several years. Price volatility is expected to continue into 2011 and beyond.

Southwest is protected financially from commodity price risk by deferred energy or purchased gas adjustment (collectively “PGA”) mechanisms in each of its jurisdictions. These mechanisms generally allow Southwest to defer over- or under-collections of gas costs to PGA balancing accounts. With regulatory approval, Southwest can either refund amounts over-collected or recoup amounts under-collected in future periods. In addition to the PGA mechanism, Southwest utilizes a volatility mitigation program to attempt to further reduce price volatility for customers. Under this program Southwest fixes the price of a portion (ranging from 25 percent to 50 percent, depending on the jurisdiction) of its natural gas portfolio using fixed-price contracts and/or derivative instruments (fixed-for-floating swaps), and where available, natural gas storage.

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

Rate design is the primary mechanism available to Southwest to mitigate weather risk. In California, CPUC regulations allow Southwest to decouple operating margin from usage and offset weather risk. In Nevada, a decoupled rate structure applies to most customer classes providing stability in annual operating margin by insulating the Company from the effects of lower usage (including volumes associated with unusual weather). In Arizona, the basic service charge provides some protection against weather-risk but commodity rates are highly leveraged, leaving a significant portion of operating margin subject to weather variations.

In December 2010, the ACC approved a Policy Statement that allows utilities to file proposals for alternative rate mechanisms, including revenue per customer decoupling, in their next general rate case to address financial disincentives to utilities of promoting energy efficiency. Southwest’s November 2010 Arizona rate case filing proposed a rate structure to decouple recovery of the Company’s fixed costs from fluctuations in usage, both higher and lower, in anticipation of the approval of the Policy Statement.

Interest Rate Risk

Interest rate risk is the risk that changes in interest rates could adversely affect earnings or cash flows. The primary interest rate risk for the Company is the risk of increasing interest rates on variable-rate obligations. Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. In Nevada, fluctuations in interest rates on $100 million of variable-rate Industrial Development Revenue Bonds (“IDRBs”) are tracked and recovered from ratepayers through an interest balancing account which mitigates risk to earnings and cash flows from interest rate fluctuations on these IDRBs between general rate cases. As of December 31, 2010 and 2009, Southwest had $100 million and $192 million, respectively, in variable-rate debt outstanding, excluding the IDRBs noted above. Assuming a constant outstanding balance in variable-rate debt for the next twelve months, a hypothetical one percent change in interest rates would increase or decrease interest expense for the next twelve months by approximately $1 million.

The Company is also exposed to interest rate risk associated with new debt financing needed to fund maturities of long-term debt. Southwest has $200 million of long-term debt maturing in May 2012 and plans to fund that obligation by issuing $200 million of debentures by the maturity date. In connection with the planned debt issuance, the Company, in January 2010, entered into a forward-starting interest rate swap (“FSIRS”) agreement to hedge the risk of interest rate variability during the period leading up to the planned issuance. The counterparties to the agreement comprise four major banking institutions. The FSIRS has a notional amount of $100 million (with Southwest as the fixed-rate payer at a rate of 4.78%) and has a mandatory termination date on or before March 20, 2012. Southwest designated the FSIRS agreement as a cash flow hedge of forecasted future interest payments.

Other risk information is included in Item 1A. Risk Factors of this report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Southwest Gas Corporation and Notes thereto, together with the report of PricewaterhouseCoopers LLP, are included in the 2010 Annual Report to Shareholders and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and benefits of controls must be considered relative to their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Based on the most recent evaluation, as of December 31, 2010, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

Internal Control Over Financial Reporting

The report of management of the Company required to be reported herein is incorporated by reference to the information reported in the 2010 Annual Report to Shareholders under the caption “Management’s Report on Internal Control Over Financial Reporting” on page 83.

The Attestation Report of the Independent Registered Public Accounting Firm required to be reported herein is incorporated by reference to the information reported in the 2010 Annual Report to Shareholders under the caption “Report of Independent Registered Public Accounting Firm” on page 84.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2011 Proxy Statement, which by this reference is incorporated herein.

(b) Identification of Executive Officers. The name, age, position, and period position held during the last five years for each of the Executive Officers of the Company as of December 31, 2010 are as follows:

Name	Age	Position	Period Position Held
Jeffrey W. Shaw	52	Chief Executive Officer	2006-Present
James P. Kane	64	President	2006-Present
George C. Biehl	63	Executive Vice President	2010-Present
		Executive Vice President/Chief Financial Officer
		and Corporate Secretary	2006-2010
Roy R. Centrella	53	Senior Vice President/Chief Financial Officer	2010-Present
		Vice President/Controller and Chief Accounting Officer	2006-2010
John P. Hester	48	Senior Vice President/Regulatory Affairs & Energy Resources	2006-Present
Edward A. Janov	56	Senior Vice President/Corporate Development	2010-Present
		Senior Vice President/Finance	2006-2010
James F. Wunderlin	65	Senior Vice President/Engineering and Business
		Operations and Technical Support	2009-Present
		Vice President/Engineering	2006-2009
Karen S. Haller	47	Vice President/General Counsel, Compliance Officer,
		and Corporate Secretary	2010-Present
		Vice President/General Counsel and Compliance Officer	2008-2010
		Vice President/Deputy General Counsel and Compliance Officer	2008
		Assistant General Counsel and Director/Legal Affairs	2006-2008
		Assistant General Counsel	2006
Kenneth J. Kenny	48	Vice President/Finance/Treasurer	2010-Present
		Vice President/Treasurer	2006-2010
Laura Lopez Hobbs	51	Vice President/Administration	2010-Present
		Vice President/Human Resources	2008-2010
		Director/Human Resources	2006-2008
Gregory J. Peterson	51	Vice President/Controller and Chief Accounting Officer	2010-Present
		Assistant Controller	2006-2010

(c)  Identification of Certain Significant Employees. None.

(d)  Family Relationships. No Directors or Executive Officers are related either by blood, marriage, or adoption.

(e)  Business Experience. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2011 Proxy Statement, which by this reference is incorporated herein. All Executive Officers have held responsible positions with the Company for at least five years as described in (b) above.

(f)  Involvement in Certain Legal Proceedings. None.

(g)  Promoters and Control Persons. None.

(h)  Audit Committee Financial Expert. Information with respect to the financial expert of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2011 Proxy Statement, which by this reference is incorporated herein.

(i)  Identification of the Audit Committee. Information with respect to the composition of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2011 Proxy Statement, which by this reference is incorporated herein.

(j)  Material Changes in Director Nomination Procedures for Security Holders. None.

Section 16(a) Beneficial Ownership Reporting Compliance. The Company has adopted procedures to assist its directors and executive officers in complying with Section 16(a) of the Exchange Act which includes assisting in the preparation of forms for filing. Based upon a review of filings with the SEC and written representations that no other reports were required, the Company believes that all of its directors and executive officers complied during 2010 with the reporting requirements of Section 16(a) of the Exchange Act, except for the following Form 4s:

The purchase of Company common stock by Robert L. Boughner, Director, consisting of 2,000 shares on September 13, 2010, was reported on January 27, 2011.

The addition of Company common stock pursuant to dividend credits by Roy R. Centrella, Senior Vice President/Chief Financial Officer, consisting of 91.3 shares on September 1, 2010, was reported on February 4, 2011.

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

Information with respect to executive compensation is set forth under the heading “Executive Compensation” in the definitive 2011 Proxy Statement, which by this reference is incorporated herein.

(a)  Compensation Committee Interlocks and Insider Participation. Information with respect to Compensation Committee interlocks and insider participation is set forth under the heading “Governance of the Company” in the definitive 2011 Proxy Statement, which by this reference is incorporated herein.

(b)  Compensation Committee Report. Information with respect to the Compensation Committee Report is set forth under the heading “Compensation Committee Report” in the definitive 2011 Proxy Statement, which by this reference is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)  Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2011 Proxy Statement, which by this reference is incorporated herein.

(b)  Security Ownership of Management. Information with respect to security ownership of management is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2011 Proxy Statement, which by this reference is incorporated herein.

(c)  Changes in Control. None.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans.

At December 31, 2010, the Company had three stock-based compensation plans. With respect to the first plan, the Company previously granted options to purchase shares of common stock to key employees and outside directors. The option grants in 2006 consumed the remaining options that could be issued under the option plan and no future grants are anticipated.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column a)
	(a)	(b)	(c)
(Thousands of shares)
Equity compensation plans approved by security holders	369	$28.04	-
Equity compensation plans not approved by security holders	-	-	-

Total	369	$28.04	-

Pursuant to the terms of the management incentive plan, the Company may issue performance shares to encourage key employees to remain in its employment to achieve short-term and long-term performance goals.

Plan category	Number of securities to be issued upon vesting of performance shares	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance (excluding securities reflected in column a)
	(a)	(b)	(c)
(Thousands of shares)
Equity compensation plans approved by security holders	366	$27.54	413
Equity compensation plans not approved by security holders	-	-	-

Total	366	$27.54	413

Pursuant to the terms of the restricted stock/unit plan, the Company may award restricted stock and restricted stock units to attract, motivate, retain and reward key employees with incentives for high levels of individual performance and improved financial performance of the Company and to attract, motivate, and retain experienced and knowledgeable independent directors.

Plan category	Number of securities to be issued upon vesting of restricted stock units	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance (excluding securities reflected in column a)
	(a)	(b)	(c)
(Thousands of shares)
Equity compensation plans approved by security holders	170	$27.42	140
Equity compensation plans not approved by security holders	-	-	-

Total	170	$27.42	140

Additional information regarding the three equity compensation plans is included in Note 11 of the Notes to Consolidated Financial Statements in the 2010 Annual Report to Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions, and director independence is set forth under the heading “Governance of the Company” in the definitive 2011 Proxy Statement, which by this reference is incorporated herein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to accounting fees and services associated with PricewaterhouseCoopers LLP is set forth under the heading “Selection of Independent Registered Public Accounting Firm” in the definitive 2011 Proxy Statement, which by this reference is incorporated herein.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report on Form 10-K:

(1)	The Consolidated Financial Statements of the Company (including the Report of Independent Registered Public Accounting Firm) required to be reported herein are incorporated by reference to the information reported in the 2010 Annual Report to Shareholders under the following captions:

(2)	All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(3)	See LIST OF EXHIBITS.

(b)	See LIST OF EXHIBITS.

LIST OF EXHIBITS

Exhibit Number	Description of Document
3(i)	Restated Articles of Incorporation, as amended. Incorporated herein by reference to Exhibit 3(i) to Form 10-Q for the quarter ended September 30, 2007, File No. 1-07850.

3(ii)	Amended Bylaws of Southwest Gas Corporation. Incorporated herein by reference to Exhibit 3(ii) to Form 10-Q for the quarter ended June 30, 2010, File No. 1-07850.

4.01

Indenture between City of Big Bear Lake, California, and Harris Trust and Savings Bank as Trustee, dated December 1, 1993, with respect to the issuance of $50,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation Project), 1993 Series A, due 2028. Incorporated herein by reference to Exhibit 4.11 to Form 10-K for the year ended December 31, 1993, File No. 1-07850.

4.02	Form of Deposit Agreement. Incorporated herein by reference to Exhibit 4.01 to Form S-3 dated September 26, 1994, File No. 33-55621.

4.03

Form of Depositary Receipt (attached as Exhibit A to Form of Deposit Agreement included as Exhibit 4.02 hereto). Incorporated herein by reference to Exhibit 4.01 to Form S-3 dated September 26, 1994, File No. 33-55621.

4.04

Indenture between the Company and Harris Trust and Savings Bank dated July 15, 1996, with respect to Debt Securities. Incorporated herein by reference to Exhibit 4.04 to Form 8-K dated July 26, 1996, File No. 1-07850.

4.05

First Supplemental Indenture of the Company to Harris Trust and Savings Bank dated August 1, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to 7 1/2% and 8% Debentures, due 2006 and 2026, respectively. Incorporated herein by reference to Exhibit 4.11 to Form 8-K dated July 31, 1996, File No. 1-07850.

4.06

Second Supplemental Indenture of the Company to Harris Trust and Savings Bank dated December 30, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to Medium-Term Notes. Incorporated herein by reference to Exhibit 4.04 to Form 8-K dated December 30, 1996, File No. 1-07850.

4.07

Indenture between Clark County, Nevada, and Harris Trust and Savings Bank as Trustee, dated as of October 1, 1999, with respect to the issuance of $35,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation), Series 1999A and Taxable Series 1999B or convertibles of Series B (Series C and D), due 2038. Incorporated herein by reference to Exhibit 4.20 to Form 10-K for the year ended December 31, 1999, File No. 1-07850.

4.08

Third Supplemental Indenture between the Company and The Bank of New York, as successor to Harris Trust and Savings Bank, dated as of February 13, 2001, supplementing and amending the Indenture dated as of July 15, 1996, with respect to the $200,000,000, 8.375% Notes, due 2011. Incorporated herein by reference to Exhibit 4.01 to Form 8-K dated February 8, 2001, File No. 1-07850.

4.09

Fourth Supplemental Indenture of the Company to The Bank of New York, as successor to Harris Trust and Savings Bank, dated as of May 6, 2002, supplementing and amending the Indenture dated as of July 15, 1996, with respect to the 7.625% Senior Unsecured Notes due 2012. Incorporated herein by reference to Exhibit 4.01 to Form 8-K dated May 1, 2002, File No. 1-07850.

4.10	Certificate of Trust of Southwest Gas Capital II. Incorporated herein by reference to Exhibit 4.03 to Form S-3 dated August 7, 2003, File No. 333-106419.

4.11	Certificate of Trust of Southwest Gas Capital III. Incorporated herein by reference to Exhibit 4.04 to Form S-3 dated August 7, 2003, File No. 333-106419.

4.12	Certificate of Trust of Southwest Gas Capital IV. Incorporated herein by reference to Exhibit 4.05 to Form S-3 dated August 7, 2003, File No. 333-106419.

4.13	Trust Agreement of Southwest Gas Capital III. Incorporated herein by reference to Exhibit 4.07 to Form S-3 dated August 7, 2003, File No. 333-106419.

4.14	Trust Agreement of Southwest Gas Capital IV. Incorporated herein by reference to Exhibit 4.08 to Form S-3 dated August 7, 2003, File No. 333-106419.

4.15	Form of Common Stock Certificate. Incorporated herein by reference to Exhibit 4 to Form 8-K dated July 22, 2003, File No. 1-07850.

4.16	Form of Preferred Trust Security. Incorporated herein by reference to Exhibit 4.16 to Form 8-K dated August 20, 2003, File No. 1-07850.

4.17	Form of Indenture with respect to the 7.70% Junior Subordinated Debentures. Incorporated herein by reference to Exhibit 4.14 to Form 8-K dated August 20, 2003, File No. 1-07850.

4.18	Form of 7.70% Junior Subordinated Debentures. Incorporated herein by reference to Exhibit 4.17 to Form 8-K dated August 20, 2003, File No. 1-07850.

4.19	Form of Amended and Restated Trust Agreement of Southwest Gas Capital II. Incorporated herein by reference to Exhibit 4.09 to Form 8-K dated August 20, 2003, File No. 1-07850.

4.20	Form of Guarantee Agreement with respect to the Preferred Trust Securities. Incorporated herein by reference to Exhibit 4.13 to Form 8-K dated August 20, 2003, File No. 1-07850.

4.21

Indenture between Clark County, Nevada, and BNY Midwest Trust Company as Trustee, dated as of July 1, 2004, with respect to the issuance of $65,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation), Series 2004A, due 2034. Incorporated herein by reference to Exhibit 4 to Form 10-Q for the quarter ended September 30, 2004, File No. 1-07850.

4.22

Indenture between Clark County, Nevada, and BNY Midwest Trust Company as Trustee, dated as of October 1, 2004, with respect to the issuance of $75,000,000 Industrial Development Refunding Revenue Bonds (Southwest Gas Corporation), Series 2004B, due 2033. Incorporated herein by reference to Exhibit 4.01 to Form 10-K for the year ended December 31, 2004, File No. 1-07850.

4.23

Indenture of Trust between Clark County, Nevada, and the Bank of New York Trust Company, N.A. as Trustee, dated as of October 1, 2005, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2005A. Incorporated herein by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2005, File No. 1-07850.

4.24

Indenture of Trust between Clark County, Nevada, and the Bank of New York Trust Company, N.A. as Trustee, dated as of September 1, 2006, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2006A. Incorporated herein by reference to Exhibit 4.01 to Form 10-Q for the quarter ended September 30, 2006, File No. 1-07850.

4.25

Indenture of Trust between Clark County, Nevada, and the BNY Midwest Trust Company, as Trustee, dated as of March 1, 2003, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2003. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended September 30, 2008, File No. 1-07850.

4.26

Indenture of Trust between Clark County, Nevada and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of September 1, 2008, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2008A. Incorporated herein by reference to Exhibit 10.02 to Form 10-Q for the quarter ended September 30, 2008, File No. 1-07850.

4.27

Indenture of Trust between Clark County, Nevada and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated December 1, 2009, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2009A. Incorporated herein by reference to Exhibit 4.27 to Form 10-K for the year ended December 31, 2009, File No. 1-07850.

4.28

Note Purchase Agreement, dated November 18, 2010, by and between the Company and Metropolitan Life Insurance Company, John Hancock Life Insurance Company (U.S.A.), certain of their respective affiliates, and Union Fidelity Life Insurance Company. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated November 18, 2010, File No. 1-07850.

4.29	Form of 6.1% Senior Note due 2041. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated November 18, 2010, File No. 1-07850.

4.30

Indenture, dated December 7, 2010, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated December 7, 2010, File No. 1-07850.

4.31

First Supplemental Indenture, dated as of December 10, 2010, supplementing and amending the indenture dated as of December 7, 2010, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (including the Form of 4.45% Senior Notes due 2020). Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated December 10, 2010, File No. 1-07850.

4.32

The Company hereby agrees to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Southwest Gas Corporation or its subsidiaries; the total amount of securities authorized thereunder does not exceed 10 percent of the consolidated total assets of Southwest Gas Corporation and its subsidiaries.

10.01

Project Agreement between the Company and City of Big Bear Lake, California, dated as of December 1, 1993. Incorporated herein by reference to Exhibit 10.05 to Form 10-K for the year ended December 31, 1993, File No. 1-07850.

10.02

Amended and Restated Lease Agreement between the Company and Spring Mountain Road Associates, dated as of July 1, 1996. Incorporated herein by reference to Exhibit 10 to Form 10-Q for the quarter ended September 30, 1996, File No. 1-07850.

10.03 *

Southwest Gas Corporation Supplemental Retirement Plan, amended and restated as of January 1, 2005. Incorporated herein by reference to Exhibit 10.03 to Form 10-K for the year ended December 31, 2007, File No. 1-07850.

10.04 *

Southwest Gas Corporation Board of Directors Retirement Plan, amended and restated as of January 1, 2005. Incorporated herein by reference to Exhibit 10.04 to Form 10-K for the year ended December 31, 2007, File No. 1-07850.

10.05

Financing Agreement between the Company and Clark County, Nevada, dated as of October 1, 1999. Incorporated herein by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 1999, File No. 1-07850.

10.06 *	Amended Form of Employment Agreement with Company Officers. Incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1998, Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2000, Exhibit 10 to Form 10-Q for the quarter ended September 30, 2001, Form 8-K dated September 21, 2004, Form 8-K dated August 1, 2006, and Exhibit 10.19 to Form 10-K for the year ended December 31, 2006, File No. 1-07850.

10.07 *

Amended Form of Change in Control Agreement with Company Officers. Incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1998, Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2000, Exhibit 10 to Form 10-Q for the quarter ended September 30, 2001, Form 8-K dated September 21, 2004, Form 8-K dated August 1, 2006, and Exhibit 10.19 to Form 10-K for the year ended December 31, 2006, File No. 1-07850.

10.08 *

Southwest Gas Corporation Management Incentive Plan, amended and restated effective January 20, 2009. Incorporated herein by reference to Appendix A to the Proxy Statement dated March 18, 2009, File No. 1-07850.

10.09 *

Southwest Gas Corporation 2002 Stock Incentive Plan. Incorporated herein by reference to the Proxy Statement dated April 2, 2002, File No. 1-07850. Southwest Gas Corporation 1996 Stock Incentive Plan. Incorporated herein by reference to Appendix C to the Proxy Statement dated May 30, 1996, File No. 1-07850.

10.10 *

Southwest Gas Corporation Executive Deferral Plan, amended and restated March 1, 2008, effective January 1, 2005. Southwest Gas Corporation Executive Deferral Plan, amended and restated effective January 1, 2009. Incorporated herein by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2008, File No. 1-07850.

10.11 *

Southwest Gas Corporation Directors Deferral Plan, amended and restated effective January 1, 2009. Incorporated herein by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2008, File No. 1-07850.

10.12

Financing agreement dated as of March 1, 2003 by and between Clark County, Nevada, and Southwest Gas Corporation relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2003A, Series 2003B, Series 2003C, Series 2003D and Series 2003E. Incorporated herein by reference to Exhibit 10 to Form 10-Q for the quarter ended September 30, 2003, File No. 1-07850.

10.13 *	Form of Executive Option Grant under 2002 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10 to Form 10-Q for the quarter ended September 30, 2004, File No. 1-07850.

10.14

Financing Agreement dated as of October 1, 2004 by and between the Company and Clark County, Nevada, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2004B. Incorporated herein by reference to Exhibit 10.01 to Form 10-K for the year ended December 31, 2004, File No. 1-07850.

10.15

$300 million Credit Facility. Incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2005, File No. 1-07850. First Amendment to $300 million Credit Facility. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended June 30, 2006, File No. 1-07850. Second Amendment to $300 million Credit Facility. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended June 30, 2007, File No. 1-07850. Third Amendment to $300 million Credit Facility. Incorporated herein by reference to Exhibit 10.02 to Form 10-Q for the quarter ended June 30, 2007, File No. 1-07850.

10.16

First Amendment to Financing Agreement by and between Clark County, Nevada, and Southwest Gas Corporation dated as of July 1, 2005, amending the Financing Agreement dated as of March 1, 2003, with respect to Clark County, Nevada Industrial Development Revenue Bonds Series 2003A, Series 2003B, Series 2003C, Series 2003D, and Series 2003E. Incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2005, File No. 1-07850.

10.17

Financing Agreement dated as of October 1, 2005 by and between Clark County, Nevada, and Southwest Gas Corporation relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2005A. Incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2005, File No. 1-07850.

10.18

Financing Agreement dated as of September 1, 2006 by and between Clark County, Nevada, and Southwest Gas Corporation relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2006A. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended September 30, 2006, File No. 1-07850.

10.19 *

Southwest Gas Corporation 2006 Restricted Stock/Unit Plan, amended and restated May 7, 2008. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended June 30, 2008, File No. 1-07850. Appendix A to the 2006 Restricted Stock/Unit Plan. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended September 30, 2010, File No. 1-07850.

10.20

Financing Agreement between Clark County, Nevada, and Southwest Gas Corporation, dated as of September 1, 2008, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2008A. Incorporated herein by reference to Exhibit 10.03 to Form 10-Q for the quarter ended September 30, 2008, File No. 1-07850.

10.21

Financing Agreement between Clark County, Nevada and Southwest Gas Corporation, dated December 1, 2009, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2009A. Incorporated herein by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2009, File No. 1-07850.

12.01	Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.

13.01	Portions of 2010 Annual Report to Shareholders incorporated by reference to the Form 10-K.

21.01	List of subsidiaries of Southwest Gas Corporation.

23.01	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.01	Section 302 Certifications.

32.01	Section 906 Certifications.

101.01

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity and Comprehensive Income, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*  Management Contracts or Compensation Plans

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS CORPORATION

Date: February 28, 2011	By	/s/ JEFFREY W. SHAW
Jeffrey W. Shaw
Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. BOUGHNER	Director	February 28, 2011
(Robert L. Boughner)

/s/ THOMAS E. CHESTNUT	Director	February 28, 2011
(Thomas E. Chestnut)

/s/ STEPHEN C. COMER	Director	February 28, 2011
(Stephen C. Comer)

/s/ RICHARD M. GARDNER	Director	February 28, 2011
(Richard M. Gardner)

/s/ LEROY C. HANNEMAN, JR.	Director	February 28, 2011
(LeRoy C. Hanneman, Jr.)

/s/ JAMES J. KROPID	Chairman of the Board	February 28, 2011
(James J. Kropid)	of Directors

/s/ MICHAEL O. MAFFIE	Director	February 28, 2011
(Michael O. Maffie)

/s/ ANNE L. MARIUCCI	Director	February 28, 2011
(Anne L. Mariucci)

/s/ MICHAEL J. MELARKEY	Director	February 28, 2011
(Michael J. Melarkey)

/s/ JEFFREY W. SHAW	Director and	February 28, 2011
(Jeffrey W. Shaw)	Chief Executive Officer

/s/ A. RANDALL THOMAN	Director	February 28, 2011
(A. Randall Thoman)

/s/ THOMAS A. THOMAS	Director	February 28, 2011
(Thomas A. Thomas)

/s/ TERRENCE L. WRIGHT	Director	February 28, 2011
(Terrence L. Wright)

/s/ ROY R. CENTRELLA	Senior Vice President/	February 28, 2011
(Roy R. Centrella)	Chief Financial Officer

/s/ GREGORY J. PETERSON	Vice President, Controller, and	February 28, 2011
(Gregory J. Peterson)	Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

12.01	Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.

13.01	Portions of 2010 Annual Report to Shareholders incorporated by reference to Form 10-K.

21.01	List of Subsidiaries of Southwest Gas Corporation.

23.01	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.01	Section 302 Certifications.

32.01	Section 906 Certifications.

101.01	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity and Comprehensive Income, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.