Form 10-Q
period 2011-03-31
SOUTHWEST GAS CORP
filed 2011-05-09
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

        Yes        No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $1 Par Value, 45,848,692 shares as of April 29, 2011.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2011

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except par value)

(Unaudited)

	MARCH 31, 2011	DECEMBER 31, 2010
ASSETS
Utility plant:
Gas plant	$4,597,189	$4,569,105
Less: accumulated depreciation	(1,560,134)	(1,535,429)
Acquisition adjustments, net	1,226	1,271
Construction work in progress	30,673	37,489

Net utility plant	3,068,954	3,072,436

Other property and investments	151,705	134,648

Restricted cash	37,781	37,781

Current assets:
Cash and cash equivalents	108,375	116,096
Accounts receivable, net of allowances	169,037	147,605
Accrued utility revenue	41,500	64,400
Income taxes receivable, net	-	21,514
Deferred income taxes	10,028	8,046
Deferred purchased gas costs	-	356
Prepaids and other current assets	61,360	87,877

Total current assets	390,300	445,894

Deferred charges and other assets	293,194	293,434

Total assets	$3,941,934	$3,984,193

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued and outstanding - 45,843,792 and 45,599,036 shares)	$47,474	$47,229
Additional paid-in capital	814,632	807,885
Accumulated other comprehensive income (loss), net	(29,867)	(30,784)
Retained earnings	399,339	343,131

Total Southwest Gas Corporation equity	1,231,578	1,167,461
Noncontrolling interest	(660)	(465)

Total equity	1,230,918	1,166,996
Long-term debt, less current maturities	1,122,694	1,124,681

Total capitalization	2,353,612	2,291,677

Current liabilities:
Current maturities of long-term debt	-	75,080
Accounts payable	114,458	165,536
Customer deposits	88,067	86,891
Income taxes payable	15,389	-
Accrued general taxes	54,946	40,438
Accrued interest	19,541	20,162
Deferred purchased gas costs	90,836	123,344
Other current liabilities	94,453	85,510

Total current liabilities	477,690	596,961

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	483,121	466,628
Taxes payable	2,577	1,234
Accumulated removal costs	216,000	211,000
Other deferred credits	408,934	416,693

Total deferred income taxes and other credits	1,110,632	1,095,555

Total capitalization and liabilities	$3,941,934	$3,984,193

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2011

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,		TWELVE MONTHS ENDED MARCH 31,
	2011	2010	2011	2010
Operating revenues:
Gas operating revenues	$553,853	$614,509	$1,451,251	$1,594,246
Construction revenues	74,587	54,242	338,809	278,467

Total operating revenues	628,440	668,751	1,790,060	1,872,713

Operating expenses:
Net cost of gas sold	283,806	352,255	667,726	823,075
Operations and maintenance	90,950	86,705	359,188	350,985
Depreciation and amortization	48,862	47,696	191,629	189,256
Taxes other than income taxes	9,869	9,766	38,972	36,973
Construction expenses	68,618	50,597	295,825	245,030

Total operating expenses	502,105	547,019	1,553,340	1,645,319

Operating income	126,335	121,732	236,720	227,394

Other income and (expenses):
Net interest deductions	(17,959)	(18,175)	(75,461)	(74,855)
Net interest deductions on subordinated debentures	-	(1,912)	-	(7,710)
Other income (deductions)	(278)	(523)	4,095	7,826

Total other income and (expenses)	(18,237)	(20,610)	(71,366)	(74,739)

Income before income taxes	108,098	101,122	165,354	152,655
Income tax expense	39,744	36,662	58,007	51,058

Net income	68,354	64,460	107,347	101,597
Net income (loss) attributable to noncontrolling interest	(195)	(188)	(431)	(552)

Net income attributable to Southwest Gas Corporation	$68,549	$64,648	$107,778	$102,149

Basic earnings per share	$1.50	$1.43	$2.37	$2.27

Diluted earnings per share	$1.48	$1.42	$2.34	$2.26

Dividends declared per share	$0.2650	$0.2500	$1.0150	$0.9625

Average number of common shares outstanding	45,763	45,221	45,538	44,948
Average shares outstanding (assuming dilution)	46,178	45,595	45,966	45,287

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2011

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,		TWELVE MONTHS ENDED MARCH 31,
	2011	2010	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$68,354	$64,460	$107,347	$101,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,862	47,696	191,629	189,256
Deferred income taxes	13,949	1,198	62,862	34,519
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(21,432)	(18,485)	7,170	(2,639)
Accrued utility revenue	22,900	28,000	2,200	800
Deferred purchased gas costs	(32,152)	3,369	(2,508)	73,629
Accounts payable	(51,078)	(38,528)	(5,870)	4,210
Accrued taxes	52,754	57,882	(20,368)	40,167
Other current assets and liabilities	29,281	25,540	16,636	(2,100)
Gains on sale	(885)	(232)	(2,200)	(2,458)
Changes in undistributed stock compensation	2,843	2,687	4,585	4,414
AFUDC and property-related changes	(124)	(278)	(791)	(1,029)
Changes in other assets and deferred charges	(6,633)	(3,567)	(15,328)	(18,570)
Changes in other liabilities and deferred credits	4,152	(7,122)	(6,200)	(1,911)

Net cash provided by operating activities	130,791	162,620	339,164	419,885

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(51,817)	(34,152)	(233,104)	(198,692)
Change in restricted cash	-	(7)	11,995	(49,776)
Changes in customer advances	(880)	(1,264)	(446)	(1,972)
Miscellaneous inflows	1,371	957	4,489	6,467
Miscellaneous outflows	(2,500)	-	(5,300)	(2,448)

Net cash used in investing activities	(53,826)	(34,466)	(222,366)	(246,421)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	4,003	4,006	11,095	14,255
Dividends paid	(11,446)	(10,742)	(45,550)	(42,694)
Interest rate swap settlement	-	-	(11,691)	-
Issuance of long-term debt, net	125,000	-	248,960	49,834
Retirement of long-term debt	(202,243)	(328)	(205,242)	(10,636)
Redemption of subordinated debentures	-	(100,000)	-	(100,000)
Change in long-term portion of credit facility	-	(47,400)	(45,000)	(69,000)

Net cash used in financing activities	(84,686)	(154,464)	(47,428)	(158,241)

Change in cash and cash equivalents	(7,721)	(26,310)	69,370	15,223
Cash and cash equivalents at beginning of period	116,096	65,315	39,005	23,782

Cash and cash equivalents at end of period	$108,375	$39,005	$108,375	$39,005

Supplemental information:
Interest paid, net of amounts capitalized	$17,715	$20,676	$84,039	$80,122
Income taxes paid (received)	(16,859)	(3,655)	5,996	(25,364)

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2011

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

Basis of Presentation. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2010 Annual Report to Shareholders, which is incorporated by reference into the 2010 Form 10-K.

Intercompany Transactions. NPL recognizes revenues generated from contracts with Southwest (see Note 3 below). Accounts receivable for these services are presented in the table below (thousands of dollars):

	March 31, 2011	December 31, 2010

Accounts receivable for NPL services	$6,956	$8,111

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

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) on the consolidated statements of income (thousands of dollars):

	Three Months Ended		Twelve Months Ended
	March 31		March 31
	2011	2010	2011	2010

Change in COLI policies	$2,200	$1,490	$10,480	$11,630
Interest income	92	21	265	148
Pipe replacement costs	(886)	(1,570)	(4,339)	(3,881)
Miscellaneous income and (expense)	(1,684)	(464)	(2,311)	(71)

Total other income (deductions)	$(278)	$(523)	$4,095	$7,826

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
March 31, 2011

Reclassifications. A reclassification between two miscellaneous operating cash flow categories was made to the prior year’s financial information to present it on a basis comparable with the current year’s presentation with no impact on net cash provided by operating activities.

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

	Qualified Retirement Plan
	Period Ended March 31,
	Three Months		Twelve Months
	2011	2010	2011	2010
(Thousands of dollars)
Service cost	$4,431	$4,233	$17,130	$15,775
Interest cost	9,319	8,904	36,029	34,800
Expected return on plan assets	(10,029)	(9,135)	(37,432)	(35,551)
Amortization of prior service costs (credits)	-	-	-	(1)
Amortization of net loss	3,587	2,620	11,445	5,810

Net periodic benefit cost	$7,308	$6,622	$27,172	$20,833

	SERP
	Period Ended March 31,
	Three Months		Twelve Months
	2011	2010	2011	2010
(Thousands of dollars)
Service cost	$55	$93	$334	$239
Interest cost	441	511	1,975	2,060
Amortization of net loss	157	289	1,023	971

Net periodic benefit cost	$653	$893	$3,332	$3,270

	PBOP
	Period Ended March 31,
	Three Months		Twelve Months
	2011	2010	2011	2010
(Thousands of dollars)
Service cost	$215	$214	$857	$761
Interest cost	658	623	2,527	2,400
Expected return on plan assets	(595)	(523)	(2,165)	(1,725)
Amortization of transition obligation	216	217	866	867
Amortization of net loss	147	122	513	448

Net periodic benefit cost	$641	$653	$2,598	$2,751

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2011

Note 3 – Segment Information

The following tables list revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas Operations	Construction Services	Total
Three months ended March 31, 2011
Revenues from external customers	$553,853	$61,777	$615,630
Intersegment revenues	-	12,810	12,810

Total	$553,853	$74,587	$628,440

Segment net income	$68,015	$534	$68,549

Three months ended March 31, 2010
Revenues from external customers	$614,509	$42,157	$656,666
Intersegment revenues	-	12,085	12,085

Total	$614,509	$54,242	$668,751

Segment net income (loss)	$65,317	$(669)	$64,648

Twelve months ended March 31, 2011
Revenues from external customers	$1,451,251	$276,833	$1,728,084
Intersegment revenues	-	61,976	61,976

Total	$1,451,251	$338,809	$1,790,060

Segment net income	$94,080	$13,698	$107,778

Twelve months ended March 31, 2010
Revenues from external customers	$1,594,246	$226,969	$1,821,215
Intersegment revenues	-	51,498	51,498

Total	$1,594,246	$278,467	$1,872,713

Segment net income	$94,885	$7,264	$102,149

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2011

Note 4 – Derivatives and Fair Value Measurements

Derivatives. In managing its natural gas supply portfolios, Southwest has historically entered into fixed- and variable-price contracts, which qualify as derivatives. Additionally, Southwest utilizes fixed-for-floating swap contracts (“Swaps”) to supplement its fixed-price contracts. The fixed-price contracts, firm commitments to purchase a fixed amount of gas in the future at a fixed price, qualify for the normal purchases and normal sales exception that is allowed for contracts that are probable of delivery in the normal course of business and are exempt from fair value reporting. The variable-price contracts have no significant market value. The Swaps are recorded at fair value.

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on a portion (ranging from 25% to 50%, depending on the jurisdiction) of its natural gas supply portfolios. The maturities of the Swaps highly correlate to forecasted purchases of natural gas, during time frames ranging from April 2011 through October 2012. Under such contracts, Southwest pays the counterparty at a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas. Only the net differential is actually paid or received. The differential is calculated based on the notional amounts under the contracts, which are detailed in the table below (thousands of dekatherms):

	March 31, 2011	December 31, 2010

Swaps contracts	16,657	14,207

Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

Gains (losses) recognized in income for derivatives not designated as hedging instruments:

(Thousands of dollars)

		Three Months Ended				Twelve Months Ended
	Location of Gain or (Loss)	March 31				March 31
Instrument	Recognized in Income on Derivative	2011		2010		2011		2010

Swaps	Net cost of gas sold	$289		$(16,342)		$(11,059)		$(11,765)
Swaps	Net cost of gas sold	(289)	*	16,342	*	11,059	*	11,765	*

Total		$-		$-		$-		$-

*	Represents the impact of regulatory deferral accounting treatment under U.S. GAAP for rate-regulated entities.

In January 2010, Southwest entered into two forward starting interest rate swaps (“FSIRS”) to hedge the risk of interest rate variability during the period leading up to the planned issuance of fixed-rate debt to replace $200 million of debt that matured in February 2011 and $200 million maturing in May 2012. The counterparties to each agreement are four major banking institutions. The first FSIRS was a designated cash flow hedge and terminated in December 2010 concurrent with the related issuance of $125 million 4.45% 10-year Senior Notes. The terms of the second FSIRS are as follows:

Notional amount	$100 million
Fixed rate to be paid by Southwest	4.78%
Mandatory termination date (on or before)	March 20, 2012

Southwest previously designated the second FSIRS agreement as a cash flow hedge of forecasted future interest payments. At the inception of the hedge, the terms of the derivative were the same as a perfect hypothetical derivative; thus, there is an expectation that there will be no ineffectiveness, and that the effective portion of unrealized gains and losses on the FSIRS leading up to the forecasted debt issuance will be reported as a component of other comprehensive income. At termination, the final value will be reclassified from accumulated other comprehensive income into earnings over the term of the debt issuance, which is the same period the hedged forecasted transaction affects earnings. However, should conditions occur that indicate the existence of ineffectiveness (e.g., deterioration of counterparty creditworthiness, delay in the forecasted debt issuance, etc.), Southwest will measure ineffectiveness by comparing the change in fair value of the FSIRS with the change in fair value of a hypothetical swap (the hypothetical derivative method). Gains and losses due to ineffectiveness will be recognized immediately in earnings. At March 31, 2011, the remaining FSIRS continued to qualify as an effective hedge. There was no gain or (loss) reclassified from accumulated other comprehensive income (“AOCI”) into

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2011

income (effective portion) and no gain or (loss) recognized in income (ineffective portion) for the Company’s remaining derivative designated as a hedging instrument. See Note 6 – Equity, Comprehensive Income, and Accumulated Other Comprehensive Income for additional information on both FSIRS contracts.

Gains (losses) recognized in other comprehensive income for derivatives designated as cash flow hedging instruments:

(Thousands of dollars)

	Three Months Ended		Twelve Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Amount of gain (loss) on unrealized FSIRS recognized in other comprehensive income on derivative (effective portion)	$671	$(987)	$(5,097)	$(987)
Amount of loss on realized FSIRS recognized in other comprehensive income on derivative	-	-	(11,691)	-

	$671	$(987)	$(16,788)	$(987)

The following table sets forth the fair values of the Company’s Swaps and FSIRS and their location in the balance sheets (thousands of dollars):

Fair values of derivatives not designated as hedging instruments:

March 31, 2011		Asset	Liability
Instrument	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Deferred charges and other assets	$733	$(4)	$729
Swaps	Other current liabilities	902	(8,189)	(7,287)

Total		$1,635	$(8,193)	$(6,558)

December 31, 2010		Asset	Liability
Instrument	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Deferred charges and other assets	$656	$-	$656
Swaps	Other current liabilities	65	(11,547)	(11,482)

Total		$721	$(11,547)	$(10,826)

Fair values of derivatives designated as hedging instruments:

March 31, 2011		Asset	Liability
Instrument	Balance Sheet Location	Derivatives	Derivatives	Net Total
FSIRS	Other current liabilities	$-	$(6,084)	$(6,084)

December 31, 2010		Asset	Liability
Instrument	Balance Sheet Location	Derivatives	Derivatives	Net Total
FSIRS	Other deferred credits	$-	$(6,755)	$(6,755)

The estimated fair values of the natural gas derivatives were determined using future natural gas index prices (as more fully described below). The Company has master netting arrangements with each counterparty that provide for the net settlement of all contracts through a single payment. As applicable, the Company has elected to reflect the net amounts in its balance sheets.

Pursuant to regulatory deferral accounting treatment for rate-regulated entities, Southwest records the unrealized gains and losses in fair value of the Swaps as a regulatory asset and/or liability. When the Swaps settle, Southwest reverses any prior positions held and records the settled position as an increase or decrease in purchased gas under the related purchased gas adjustment (“PGA”) mechanism in determining its deferred PGA balances. Neither changes in the fair value of the Swaps nor settled amounts have a direct effect on earnings or other comprehensive income.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2011

The following table shows the amounts Southwest paid to and received from counterparties for settlements of matured Swaps.

(Thousands of dollars)	Three Months Ended March 31, 2011	Twelve Months Ended March 31, 2011

Paid to counterparties	$3,979	$17,833

No amounts were received from counterparties for settlements of matured Swaps for the three months and twelve months ended March 31, 2011.

The following table details the regulatory assets/(liabilities) offsetting the amounts in the balance sheets (thousands of dollars).

March 31, 2011
Instrument	Balance Sheet Location	Net Total
Swaps	Other deferred credits	$(729)
Swaps	Prepaids and other current assets	7,287

December 31, 2010
Instrument	Balance Sheet Location	Net Total
Swaps	Other deferred credits	$(656)
Swaps	Prepaids and other current assets	11,482

Fair Value Measurements. The estimated fair values of Southwest’s Swaps were determined at March 31, 2011 and December 31, 2010 using NYMEX futures settlement prices for delivery of natural gas at Henry Hub adjusted by the price of NYMEX ClearPort basis Swaps, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measure.

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

The following table sets forth, by level within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability, the Company’s financial assets and liabilities that were accounted for at fair value:

Level 2 - Significant other observable inputs

(Thousands of dollars)	March 31, 2011	December 31, 2010

Assets at fair value:
Deferred charges and other assets - Swaps	$729	$656

Liabilities at fair value:
Other current liabilities - Swaps	(7,287)	(11,482)
Other current liabilities - FSIRS	(6,084)	-
Other deferred credits - FSIRS	-	(6,755)

Net Assets (Liabilities)	$(12,642)	$(17,581)

No financial assets or liabilities accounted for at fair value fell within Level 1 or Level 3 of the fair value hierarchy.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2011

Related Tax Effects of Designated Hedging Activities Allocated to Each Component of Other Comprehensive Income

	Three Months Ended March 31,
	2011			2010

	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
(Thousands of dollars)
FSIRS:
Realized/unrealized gain (loss)	$671	$(255)	$416	$(987)	$375	$(612)
Amounts reclassified into net income	292	(111)	181	-	-	-

Other comprehensive (income) loss	$963	$(366)	$597	$(987)	$375	$(612)

	Twelve Months Ended March 31,
	2011			2010

	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
(Thousands of dollars)
FSIRS:
Realized/unrealized gain (loss)	$(16,788)	$6,380	$(10,408)	$(987)	$375	$(612)
Amounts reclassified into net income	389	(148)	241	-	-	-

Other comprehensive (income) loss	$(16,399)	$6,232	$(10,167)	$(987)	$375	$(612)

(1)	Tax amounts are calculated using a 38% rate.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2011

Note 5 – Long-Term Debt

Carrying amounts of the Company’s long-term debt and their related estimated fair values as of March 31, 2011 and December 31, 2010 are disclosed in the following table. The fair values of the revolving credit facility and the variable-rate Industrial Development Revenue Bonds (“IDRBs”) approximate carrying value. Market values for the debentures, fixed-rate IDRBs, and other indebtedness were determined based on dealer quotes using trading records for March 31, 2011 and December 31, 2010, as applicable, and other secondary sources which are customarily consulted for data of this kind.

	March 31, 2011		December 31, 2010
	Carrying Amount	Market Value	Carrying Amount	Market Value
(Thousands of dollars)
Debentures:
Notes, 8.375%, due 2011	$-	$-	$200,000	$201,560
Notes, 7.625%, due 2012	200,000	212,374	200,000	214,666
Notes, 4.45%, due 2020	125,000	113,301	125,000	125,325
Notes, 6.1%, due 2041	125,000	117,327	-	-
8% Series, due 2026	75,000	88,918	75,000	99,968
Medium-term notes, 7.59% series, due 2017	25,000	28,775	25,000	30,295
Medium-term notes, 7.78% series, due 2022	25,000	29,010	25,000	32,063
Medium-term notes, 7.92% series, due 2027	25,000	29,568	25,000	33,211
Medium-term notes, 6.76% series, due 2027	7,500	7,977	7,500	8,956
Unamortized discount	(2,394)		(2,534)

	605,106		679,966

Revolving credit facility and commercial paper, due 2012	-	-	-	-

Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Fixed-rate bonds:
6.10% 1999 Series A, due 2038	12,410	11,757	12,410	11,968
5.95% 1999 Series C, due 2038	14,320	13,327	14,320	13,594
5.55% 1999 Series D, due 2038	8,270	7,301	8,270	7,468
5.45% 2003 Series C, due 2038 (rate resets in 2013)	30,000	31,729	30,000	31,547
5.25% 2003 Series D, due 2038	20,000	17,075	20,000	17,474
5.80% 2003 Series E, due 2038 (rate resets in 2013)	15,000	15,258	15,000	15,436
5.25% 2004 Series A, due 2034	65,000	57,247	65,000	58,574
5.00% 2004 Series B, due 2033	31,200	26,669	31,200	27,295
4.85% 2005 Series A, due 2035	100,000	82,417	100,000	84,485
4.75% 2006 Series A, due 2036	24,855	20,007	24,855	20,518
Unamortized discount	(3,467)		(3,502)

	517,588		517,553

Other	-	-	2,242	2,473

	1,122,694		1,199,761
Less: current maturities	-		(75,080)

Long-term debt, less current maturities	$1,122,694		$1,124,681

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2011

Note 6 – Equity, Comprehensive Income, and Accumulated Other Comprehensive Income

The table below provides details of activity in equity during the three months ended March 31, 2011.

	Southwest Gas Corporation Equity
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Non- controlling
(In thousands, except per share amounts)	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total
DECEMBER 31, 2010	45,599	$47,229	$807,885	$(30,784)	$343,131	$(465)	$1,166,996
Common stock issuances	245	245	6,747				6,992
Net income (loss)					68,549	(195)	68,354
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				320			320
FSIRS unrealized gains, net of tax				416			416
Amounts reclassified to net income, net of tax (Note 4)				181			181
Dividends declared
Common: $0.265 per share					(12,341)		(12,341)

MARCH 31, 2011	45,844	$47,474	$814,632	$(29,867)	$399,339	$(660)	$1,230,918

The tables below provide details of comprehensive income and year-to-date activity in AOCI. See Note 4 – Derivatives and Fair Value Measurements for additional information on the FSIRS, including reclassifications into net income.

Comprehensive Income

(Thousands of dollars)	Three Months Ended March 31,		Twelve Months Ended March 31,
	2011	2010	2011	2010
Net income	$68,354	$64,460	$107,347	$101,597
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax	320	341	2,821	(2,690)
FSIRS realized and unrealized gains (losses), net of tax	416	(612)	(10,408)	(612)
Amounts reclassifed into net income, net of tax	181	-	241	-

Comprehensive income	69,271	64,189	100,001	98,295
Comprehensive loss attributable to noncontrolling interest	(195)	(188)	(431)	(552)

Comprehensive income attributable to Southwest Gas Corporation	$69,466	$64,377	$100,432	$98,847

Tax (expense) benefit associated with net actuarial gain (loss) arising during period	$(196)	$(210)	$(1,727)	$1,648

Tax (expense) benefit associated with FSIRS realized and unrealized gain (loss) recognized in other comprehensive income	$(255)	$375	$6,380	$375

Tax (expense) benefit associated with FSIRS reclassified out of AOCI to net income	$(111)	$-	$(148)	$-

AOCI - Rollforward

(Thousands of dollars)

	Defined Benefit Plans				FSIRS
	Before- Tax	Tax (Expense) Benefit	After- Tax		Before- Tax	Tax (Expense) Benefit	After-Tax		AOCI
Beginning Balance AOCI December 31, 2010	$(31,304)	$11,896	$(19,408)		$(18,349)	$6,973	$(11,376)		$(30,784)
Current period change	516	(196)	320	*	963	(366)	597	**	917

Ending Balance AOCI March 31, 2011	$(30,788)	$11,700	$(19,088)		$(17,386)	$6,607	$(10,779)		$(29,867)

*	Net actuarial gain (loss), less amortization of unamortized benefit plan cost
**	FSIRS unrealized gain of $416,000 recognized in other comprehensive income plus the portion of the previous FSIRS realized loss that was reclassified to net income in the current period ($181,000).

Approximately $741,000 of realized/unrealized losses (net of tax) related to the FSIRS reported in AOCI at March 31, 2011 will be reclassified into expense within the next 12 months as the related interest payments on long- term debt occur.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2011

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

On a seasonally adjusted basis as of March 31, 2011, Southwest had 1,844,000 residential, commercial, industrial, and other natural gas customers, of which 996,000 customers were located in Arizona, 665,000 in Nevada, and 183,000 in California. Residential and commercial customers represented over 99% of the total customer base. During the twelve months ended March 31, 2011, 54% of operating margin was earned in Arizona, 35% in Nevada, and 11% in California. During this same period, Southwest earned 86% of its operating margin from residential and small commercial customers, 4% from other sales customers, and 10% from transportation customers. These general patterns are expected to remain materially consistent for the foreseeable future.

Southwest recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Operating margin is the measure of gas operating revenues less the net cost of gas sold. Management uses operating margin as a main benchmark in comparing operating results from period to period. The principal factors affecting operating margin are general rate relief, weather, conservation and efficiencies, and customer growth. Of these, weather is the primary reason for volatility in margin. Variances in temperatures from normal levels, primarily in Arizona, can have a significant impact on the margin and associated net income of the Company. A decoupled rate structure designed to mitigate the impact of weather variability as well as conservation on margin is utilized in the Nevada service territories. Weather impacts and conservation are also offset by the margin tracking mechanism in Southwest’s California service territories.

NPL Construction Co. (“NPL” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems. NPL operates in 18 major markets nationwide. Construction activity is cyclical and can be significantly impacted by changes in general and local economic conditions, including the housing market, interest rates, employment levels, job growth, the equipment resale market, pipe replacement programs of utilities, and local and federal tax rates. Generally, revenues and profits are lowest during the first quarter of the year due to less favorable winter weather conditions. Operating results typically improve as more favorable weather conditions occur during the summer and fall months.

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as the MD&A, included in the 2010 Annual Report to Shareholders, which is incorporated by reference into the 2010 Form 10-K.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2011

Executive Summary

The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s operations. As needed, certain items are covered in greater detail in later sections of management’s discussion and analysis. As reflected in the table below, the natural gas operations segment accounted for an average of 90% of twelve-month-to-date consolidated net income over the past two years. As such, management’s discussion and analysis is primarily focused on that segment. Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of the results for a full year.

Summary Operating Results

	Period Ended March 31,
	Three Months		Twelve Months
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Contribution to net income
Natural gas operations	$68,015	$65,317	$94,080	$94,885
Construction services	534	(669)	13,698	7,264

Net income	$68,549	$64,648	$107,778	$102,149

Average number of common shares outstanding	45,763	45,221	45,538	44,948

Basic earnings per share
Consolidated	$1.50	$1.43	$2.37	$2.27

Natural Gas Operations
Operating margin	$270,047	$262,254	$783,525	$771,171

Consolidated results for the first quarter of 2011 improved compared to the same period in 2010. The improvement primarily resulted from increased gas segment operating margin and lower financing costs, partially offset by increased operating costs.

1st Quarter 2011 Overview

Natural gas operations highlights include the following:

•	Operating margin increased approximately $8 million compared to the prior-year quarter primarily due to weather ($6 million), rate relief in California ($1 million), and customer growth ($1 million)

•	Net financing costs declined $2.1 million between quarters

•	Quarterly dividend increased from 25 cents to 26.5 cents per share, effective with the June 2011 payment

•	Standard & Poor’s upgraded the Company’s credit rating from BBB to BBB+ in April 2011

•	Liquidity position remains strong

Construction Services highlights include the following:

•	Revenues increased 38% compared to the prior-year quarter

•	Contribution to consolidated net income improved $1.2 million between quarters

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2011

Weather. The rate structures in each of Southwest’s three states provide varying levels of protection from risks that drive operating margin volatility, particularly weather risk and conservation efforts. Southwest’s exposure to these risks on operating margin is largely limited to its Arizona operating areas as both Nevada and California operations are now under decoupled rate structures. During the first quarters of both 2010 and 2011, overall Arizona weather was relatively normal; however, some unusually cold weather in early February 2011 provided an incremental $6 million of operating margin compared to the first quarter of 2010.

Arizona Rate Proceedings. In December 2010, the Arizona Corporation Commission (“ACC”) issued a Policy Statement which allows utilities to file proposals for alternative mechanisms, including revenue-per-customer decoupling, in their next general rate case to address the financial disincentives to utilities of promoting energy efficiency. In anticipation of the Policy Statement, the Company’s recent Arizona rate case filing requested a rate structure to decouple recovery of the Company’s fixed costs from fluctuations in usage, both higher and lower, to enable the Company to aggressively advocate increased energy efficiency by its customers by eliminating the existing financial disincentive. The Arizona rate case is progressing consistent with the procedural schedule established by the Administrative Law Judge (“ALJ”). For more information see the Rates and Regulatory Proceedings discussion.

Customer Growth. Southwest completed 15,000 first-time meter sets over the last twelve months. These meter sets led to 14,000 net additional active customers. Southwest continues to project net customer growth of 1% or less for 2011.

Credit Rating Upgrade. In April 2011, Standard & Poor’s Ratings Services (“S&P”) upgraded the Company’s unsecured long-term debt ratings from BBB (with a positive outlook) to BBB+ (with a stable outlook). S&P cited the Company’s improved financial results and stable financial metrics. S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default). The S&P rating of BBB+ indicates the issuer of the debt is regarded as having an adequate capacity to pay interest and repay principal.

Liquidity. Southwest believes its liquidity position remains strong. Southwest has a $300 million credit facility maturing in May 2012, $150 million of which is designated for working capital needs. The facility is provided through a consortium of eight major banking institutions. The facility was not used during the first quarter of 2011 and there was no balance outstanding at March 31, 2011, leaving the entire $300 million available for long-term and working capital needs. The lack of usage was primarily due to existing cash reserves and natural gas prices that were relatively stable. The current slowdown in housing construction has also allowed Southwest to fund construction expenditures primarily with internally generated cash.

Refinancing. In February 2011, the Company repaid the matured 8.375% $200 million Notes using the entire proceeds ($125 million) of the 6.1% Senior Notes (issued in February 2011) and $75 million of the total $125 million proceeds of 4.45% Senior Notes (issued in December 2010). The Company will reflect future interest expense savings due to lower interest rates obtained on the new notes.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2011

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended March 31,
	2011	2010
	(Thousands of dollars)
Gas operating revenues	$553,853	$614,509
Net cost of gas sold	283,806	352,255

Operating margin	270,047	262,254
Operations and maintenance expense	90,950	86,705
Depreciation and amortization	43,881	42,696
Taxes other than income taxes	9,869	9,766

Operating income	125,347	123,087
Other income (deductions)	(236)	(531)
Net interest deductions	17,828	18,024
Net interest deductions on subordinated debentures	-	1,912

Income before income taxes	107,283	102,620
Income tax expense (benefit)	39,268	37,303

Contribution to consolidated net income	$68,015	$65,317

Contribution to consolidated net income from natural gas operations improved by $2.7 million in the first quarter of 2011 compared to the same period a year ago. The improvement was primarily due to an increase in operating margin and a decrease in financing costs, partially offset by higher operating expenses.

Operating margin increased $8 million in the first quarter of 2011 compared to the first quarter of 2010. Differences in heating demand, caused primarily by weather variations, provided $6 million of the operating margin increase. While overall temperatures in both quarters were relatively normal, some unusually cold weather occurred in Arizona in early February 2011, resulting in the incremental operating margin. Rate relief in California provided $1 million of the operating margin increase. New customers contributed an incremental $1 million in operating margin as 14,000 net new customers were added during the last twelve months.

Operations and maintenance expense increased $4.2 million, or 5%, between quarters primarily due to increases in employee-related costs and approximately $1 million of costs associated with restoring service to 19,000 Arizona customers in early February 2011, following an outage due to extreme weather conditions.

Depreciation expense increased $1.2 million, or 3%, as a result of additional plant in service. Average gas plant in service for the current period increased $150 million, or 3%, compared to the corresponding period a year ago.

Net financing costs decreased $2.1 million between periods primarily due to the redemption of $100 million of Subordinated Debentures in March 2010.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2011

Twelve-Month Analysis

	Twelve Months Ended March 31,
	2011	2010
	(Thousands of dollars)
Gas operating revenues	$1,451,251	$1,594,246
Net cost of gas sold	667,726	823,075

Operating margin	783,525	771,171
Operations and maintenance expense	359,188	350,985
Depreciation and amortization	171,641	167,207
Taxes other than income taxes	38,972	36,973

Operating income	213,724	216,006
Other income (deductions)	4,311	7,845
Net interest deductions	74,917	73,933
Net interest deductions on subordinated debentures	-	7,710

Income before income taxes	143,118	142,208
Income tax expense	49,038	47,323

Contribution to consolidated net income	$94,080	$94,885

Contribution to consolidated net income from natural gas operations decreased by $805,000 in the current twelve-month period as compared to the corresponding period a year ago. The decrease in contribution was a result of higher operating expenses and a decline in other income, partially offset by increased operating margin and reduced financing costs.

Operating margin increased $12 million between periods. Rate relief provided $9 million of the operating margin increase, consisting of $6 million in Nevada and $3 million in California. Differences in heating demand caused primarily by weather variations between periods accounted for $1 million in incremental operating margin. Customer growth contributed $2 million in operating margin.

Operations and maintenance expense increased $8.2 million, or 2%, primarily due to higher general costs and employee-related benefit costs including pension expense. The increases were mitigated by cost containment efforts (including lower staffing levels) and a decrease in uncollectible expense, partially due to the impact of a tracking mechanism in Nevada for the gas-cost portion of uncollectible accounts.

Depreciation expense increased $4.4 million, or 3%, as a result of additional plant in service. The increase was mitigated by lower depreciation rates in the Nevada rate jurisdictions, effective June 2009. Average gas plant in service for the current period increased $138 million, or 3%, compared to the corresponding period a year ago. This was attributable to reinforcement work, franchise requirements, routine pipe replacement activities and new business.

Other income, which principally includes returns on COLI policies and non-utility expenses, declined $3.5 million between the twelve-month periods of 2011 and 2010. The current period includes $10.5 million of COLI cash surrender value increases compared to $11.6 million of cash surrender value increases in the prior-year period. COLI income in both periods was very high due to strong equity market returns on investments underlying the policies.

Net financing costs decreased $6.7 million between the twelve-month periods of 2011 and 2010 primarily due to the redemption of the Subordinated Debentures in March 2010.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2011

Results of Construction Services

Quarter. Contribution to consolidated net income from construction services for the three months ended March 31, 2011 increased $1.2 million compared to the same period of 2010.

Revenues increased $20.3 million, a 38% improvement, when compared to the same period of 2010. Revenue from replacement construction continues to be strong. During the quarter, revenue from bid projects increased and offset revenue from new construction that remained at low levels. Construction expenses increased $18 million. Gains on sale of equipment were $885,000 and $232,000 for the first quarters of 2011 and 2010, respectively.

Twelve Months-to-Date. The contribution to consolidated net income from construction services for the twelve-month period ended March 31, 2011 increased $6.4 million compared to the same period of 2010.

Revenues increased $60.3 million due primarily to an increase in the volume of replacement work. Construction expenses increased $50.8 million between the twelve-month periods due primarily to the increase in replacement construction work, while depreciation expense declined $2.1 million due to the timing of equipment purchases. Gains on sale of equipment were $2.2 million and $2.5 million for the twelve-month periods of 2011 and 2010, respectively.

NPL’s revenues and operating profits are influenced by weather, customer requirements, mix of work, local economic conditions, bidding results, the equipment resale market, and the credit market. Typically, revenues and profit are lowest during the first quarter of the year due to unfavorable winter weather conditions. Operating results typically improve as more favorable weather conditions occur during the summer and fall months.

Rates and Regulatory Proceedings

Arizona Energy Efficiency and Decoupling Proceeding. In August 2010, the ACC issued a Notice of Proposed Rulemaking on Gas Energy Efficiency, which adopted an energy efficiency requirement for Arizona’s gas utilities, including Southwest, to achieve cumulative annual energy savings of 6% by December 2020. In October 2010, the Chairman of the ACC issued a draft Policy Statement, which would allow utilities to file proposals for alternative mechanisms including revenue-per-customer decoupling, in connection with a general rate case to address the financial disincentives to utilities of promoting energy efficiency. The Policy Statement was approved by the ACC in December 2010.

Arizona General Rate Case. Southwest filed a general rate application with the ACC in November 2010 requesting an increase in authorized annual operating revenues of $73.2 million, or 9.26%, to reflect increased operating costs, investments in infrastructure, and costs of capital, as well as margin attrition due to decreased average usage by customers. The application requests an overall rate of return of 9.73% on original cost rate base of $1.074 billion, an 11% return on common equity, and a capital structure utilizing 52% common equity.

The rate case filing also requested a rate structure to decouple recovery of the Company’s fixed costs from fluctuations in usage, both higher and lower, and enable the Company to aggressively advocate for increased energy efficiency by its customers. The filed structure anticipated the approval of the Policy Statement discussed in the Arizona Energy Efficiency and Decoupling Proceeding section above. The proposed mechanism, referred to as the Energy Efficiency Enabling Provision (“EEEP”), is a revenue-per-customer decoupling mechanism designed to eliminate the link between volumetric sales and revenues that currently exists with traditional rate designs, such that the existing financial disincentive associated with the Company’s pursuit of cost effective energy efficiency is eliminated. This will allow management to focus on customers and to concentrate its attention on the cost of providing service. The pursuit of increased energy efficiency by customers is supported by the requested approval of a detailed energy efficiency and renewable energy resource plan. The rate case is progressing consistent with the procedural schedule established by the ALJ. Intervenor testimony is due in June and a decision by the ACC is expected in late 2011 or early 2012.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2011

PGA Filings

The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- and under-collections. At March 31, 2011, over-collections in all service territories resulted in a liability of $90.8 million on the Company’s balance sheet. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on profit margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual income statement components. These include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).

As of March 31, 2011, December 31, 2010, and March 31, 2010, Southwest had the following outstanding PGA balances receivable/(payable) (millions of dollars):

	March 31, 2011	December 31, 2010	March 31, 2010
Arizona	$(29.7)	$(45.2)	$(30.9)
Northern Nevada	(11.5)	(8.4)	(5.5)
Southern Nevada	(49.5)	(69.8)	(53.1)
California	(0.1)	0.4	(3.8)

	$(90.8)	$(123.0)	$(93.3)

Capital Resources and Liquidity

Cash on hand and cash flows from operations have generally been sufficient over the past two years to provide for net investing activities (primarily construction expenditures and property additions). During the past two years, the Company has been able to use cash inflows to reduce the net amount of debt outstanding. The Company’s capitalization strategy is to maintain an appropriate balance of equity and debt.

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

Cash Flows

Operating Cash Flows. Cash flows provided by consolidated operating activities decreased $31.8 million in the first quarter of 2011 as compared to the same period in 2010. The primary drivers of the change were temporary fluctuations in working capital components partially offset by an increase in net income between periods.

Investing Cash Flows. Net cash used in consolidated investing activities increased $19.4 million in the first quarter of 2011 as compared to the same period in 2010. The increase was primarily due to additional construction expenditures, including routine and accelerated pipe replacement (to take advantage of bonus depreciation tax incentives), and equipment purchases by NPL due to increased replacement construction work of its customers.

Financing Cash Flows. Net cash used in consolidated financing activities decreased $69.8 million during the first quarter of 2011 as compared to the same period in 2010 primarily due to the issuance of new debt ($125 million 6.1% Senior Notes), partially offset by debt repayments including the $200 million 8.375% Notes repaid in February 2011. Dividends paid increased in the first quarter of 2011 as compared to 2010 as a result of a quarterly dividend increase and an increase in the number of shares outstanding.

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
March 31, 2011

Gas Segment Construction Expenditures, Debt Maturities, and Financing

During the twelve-month period ended March 31, 2011, construction expenditures for the natural gas operations segment were $191 million. The majority of these expenditures represented costs associated with routine and accelerated replacement of existing transmission, distribution, and general plant (see also Bonus Depreciation below). Cash flows from operating activities of Southwest were $307 million which provided sufficient funding for construction expenditures and dividend requirements of the natural gas operations segment.

Southwest estimates natural gas segment construction expenditures during the three-year period ending December 31, 2013 will be approximately $680 million (including $110 million of accelerated expenditures). During the three-year period, cash flows from operating activities of Southwest (including bonus depreciation benefits) are expected to provide approximately 80% of the gas operations total construction expenditures and dividend requirements. During the three-year period, the Company expects to raise approximately $15 million from its various common stock programs. Any cash requirements not met by operating activities are expected to be provided by cash on hand, existing credit facilities and/or other external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest’s service areas, and earnings. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

In December 2010, the Company issued $125 million in 4.45% Senior Notes, due December 2020 at a discount of 0.182%. A portion of the net proceeds was used to pay down borrowings under the credit facility. In February 2011, the Company used approximately $75 million of the remaining net proceeds in connection with its repayment of the 8.375% $200 million Notes that matured in February 2011. The remaining proceeds were used for general corporate purposes.

In February 2011, the Company issued $125 million of 6.1% Senior Notes to certain institutional investors pursuant to a November 2010 note purchase agreement. The Senior Notes are unsecured and unsubordinated obligations of the Company, due in February 2041. Funds from the issuance were used to partially repay the 8.375% $200 million Notes that matured in February 2011.

Southwest also has $200 million of long-term debt maturing in May 2012 and plans to fund that obligation by issuing $200 million of debentures by the maturity date. In connection with the planned 2012 debt issuance, the Company, in January 2010, entered into a forward-starting interest rate swap (“FSIRS”) agreement to partially hedge the risk of interest rate variability during the period leading up to the planned issuance. See Note 4 – Derivatives and Fair Value Measurements for more information on the FSIRS.

During the quarter ended March 31, 2011, the Company issued shares of common stock through the Stock Incentive Plan, raising approximately $4 million.

Bonus Depreciation. As a result of two tax acts signed into law in 2010, bonus tax depreciation of 100% is available for qualified property acquired or constructed and placed in service from September 9, 2010 through December 31, 2011 and 50% bonus tax depreciation is available for qualified property acquired or constructed and placed in service from January 1, 2012 through December 31, 2012. Based on forecasted qualifying construction expenditures, Southwest estimates the bonus depreciation provisions of the two acts will defer the payment of approximately $55 million and $25 million of federal income taxes during 2011 and 2012, respectively.

Dividend Policy

The Company has a common stock dividend policy which states that common stock dividends will be paid at a prudent level that is within the normal dividend payout range for its respective businesses, and that the dividend will be established at a level considered sustainable in order to minimize business risk and maintain a strong capital structure throughout all economic cycles. In February 2011, the Board of Directors increased the quarterly dividend payout from 25 cents to 26.5 cents per share, effective with the June 2011 payment.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2011

Liquidity

Liquidity refers to the ability of an enterprise to generate sufficient amounts of cash through its operating activities and external financing to meet its cash requirements. Several general factors (some of which are out of the control of the Company) that could significantly affect liquidity in future years include: variability of natural gas prices, changes in the ratemaking policies of regulatory commissions, regulatory lag, customer growth in the natural gas segment’s service territories, Southwest’s ability to access and obtain capital from external sources, interest rates, changes in income tax laws, pension funding requirements, inflation, and the level of Company earnings. Natural gas prices and related gas cost recovery rates have historically had the most significant impact on Company liquidity.

On an interim basis, Southwest generally defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At March 31, 2011, the combined balance in the PGA accounts totaled an over-collection of $90.8 million. See PGA Filings for more information on recent regulatory filings.

The Company has a $300 million credit facility that expires in May 2012. Southwest has designated $150 million of the $300 million facility as long-term debt and the remaining $150 million for working capital purposes. At March 31, 2011, no borrowings were outstanding on either the long-term or short-term portion of the credit facility and the Company had $108 million of cash on hand. Neither the short-term nor long-term portion of the facility was used during the first quarter of 2011. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. This credit facility has been, and is expected to continue to be, adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing. Management believes the Company currently has a solid liquidity position.

The following table sets forth the ratios of earnings to fixed charges for the Company. Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	March 31, 2011	December 31, 2010

Ratio of earnings to fixed charges	3.00	2.87

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and net amortized debt costs.

Company-Owned Life Insurance (“COLI”). Southwest has life insurance policies on members of management and other key employees to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The COLI policies have a combined net death benefit value of approximately $217 million at March 31, 2011. The net cash surrender value of these policies (which is the cash amount the Company would receive if it voluntarily terminated the policies) is approximately $74 million at March 31, 2011 and is included in the caption “Other property and investments” on the balance sheet.

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions. The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” “forecast,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, the

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2011

Company’s COLI strategy, timing of improvements in the housing market, amount and timing for completion of estimated future construction expenditures, forecasted operating cash flows and results of operations, funding sources of cash requirements, sufficiency of working capital, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing, the amount and form of any such financing, future financing cost savings, plans to fund maturing obligations, the effectiveness of the forward-starting interest rate swap agreement in hedging against changing interest rates, liquidity, certain benefits of tax acts, statements regarding future gas prices, gas purchase contracts and derivative financial interests, the impact of certain legal proceedings, and the timing and results of future rate hearings and approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, the impact of weather variations on customer usage, customer growth rates, conditions in the housing market, the ability to recover costs through PGA mechanisms, the effects of regulation/deregulation, the timing and amount of rate relief, changes in rate design, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, changes in construction expenditures and financing, renewal of franchises, easements and rights-of-way, changes in operations and maintenance expenses, effects of pension expense forecasts, accounting changes, future liability claims, changes in pipeline capacity for the transportation of gas and related costs, acquisitions and management’s plans related thereto, competition, and the ability to raise capital in external financings. In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing and operations and maintenance expenses will continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Company’s 2010 Annual Report on Form 10-K filed with the SEC. No material changes have occurred related to the Company’s disclosures about market risk.

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

Based on the most recent evaluation, as of March 31, 2011, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2011 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2011

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

ITEMS 1A. through 3.    None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	None.

ITEM 6.	EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 10.01		Form of Change in Control Agreement with Company Officers
Exhibit 10.02		Form of General Release – Exhibit A to Form of Change in Control Agreement with Company Officers
Exhibit 12.01	-	Computation of Ratios of Earnings to Fixed Charges.
Exhibit 31.01	-	Section 302 Certifications.
Exhibit 32.01	-	Section 906 Certifications.
Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: May 9, 2011

/s/ Gregory J. Peterson
Gregory J. Peterson
Vice President/Controller and Chief Accounting Officer