Form 10-Q
period 2011-06-30
SOUTHWEST GAS CORP
filed 2011-08-08
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $1 Par Value, 45,879,314 shares as of July 29, 2011.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except par value)

(Unaudited)

	000000000000	000000000000
	JUNE 30, 2011	DECEMBER 31, 2010
ASSETS
Utility plant:
Gas plant	$4,626,360	$4,569,105
Less: accumulated depreciation	(1,586,724)	(1,535,429)
Acquisition adjustments, net	1,181	1,271
Construction work in progress	49,866	37,489

Net utility plant	3,090,683	3,072,436

Other property and investments	176,725	134,648

Restricted cash	37,782	37,781

Current assets:
Cash and cash equivalents	85,964	116,096
Accounts receivable, net of allowances	121,865	147,605
Accrued utility revenue	31,700	64,400
Income taxes receivable, net	7,461	21,514
Deferred income taxes	10,755	8,046
Deferred purchased gas costs	-	356
Prepaids and other current assets	68,337	87,877

Total current assets	326,082	445,894

Deferred charges and other assets	293,772	293,434

Total assets	$3,925,044	$3,984,193

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued and outstanding - 45,879,314 and 45,599,036 shares)	$47,509	$47,229
Additional paid-in capital	816,288	807,885
Accumulated other comprehensive income (loss), net	(31,731)	(30,784)
Retained earnings	391,079	343,131

Total Southwest Gas Corporation equity	1,223,145	1,167,461
Noncontrolling interest	(702)	(465)

Total equity	1,222,443	1,166,996
Long-term debt, less current maturities	941,551	1,124,681

Total capitalization	2,163,994	2,291,677

Current liabilities:
Current maturities of long-term debt	200,000	75,080
Accounts payable	95,460	165,536
Customer deposits	87,463	86,891
Accrued general taxes	35,104	40,438
Accrued interest	16,770	20,162
Deferred purchased gas costs	98,813	123,344
Other current liabilities	93,021	85,510

Total current liabilities	626,631	596,961

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	503,922	466,628
Taxes payable	2,476	1,234
Accumulated removal costs	222,000	211,000
Other deferred credits	406,021	416,693

Total deferred income taxes and other credits	1,134,419	1,095,555

Total capitalization and liabilities	$3,925,044	$3,984,193

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2011

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		TWELVE MONTHS ENDED JUNE 30,
	2011	2010	2011	2010	2011	2010
Operating revenues:
Gas operating revenues	$273,414	$305,269	$827,267	$919,778	$1,419,396	$1,582,771
Construction revenues	115,091	80,556	189,678	134,798	373,344	288,119

Total operating revenues	388,505	385,825	1,016,945	1,054,576	1,792,740	1,870,890

Operating expenses:
Net cost of gas sold	117,055	147,736	400,861	499,991	637,045	803,126
Operations and maintenance	88,708	86,935	179,658	173,640	360,961	351,074
Depreciation and amortization	49,415	47,160	98,277	94,856	193,884	188,689
Taxes other than income taxes	10,296	9,616	20,165	19,382	39,652	37,085
Construction expenses	102,463	70,347	171,081	120,944	327,941	254,176

Total operating expenses	367,937	361,794	870,042	908,813	1,559,483	1,634,150

Operating income	20,568	24,031	146,903	145,763	233,257	236,740

Other income and (expenses):
Net interest deductions	(17,355)	(19,003)	(35,314)	(37,178)	(73,813)	(75,074)
Net interest deductions on subordinated debentures	-	-	-	(1,912)	-	(5,778)
Other income (deductions)	1,551	(5,154)	1,273	(5,677)	10,800	220

Total other income and (expenses)	(15,804)	(24,157)	(34,041)	(44,767)	(63,013)	(80,632)

Income (loss) before income taxes	4,764	(126)	112,862	100,996	170,244	156,108
Income tax expense	751	867	40,495	37,529	57,891	54,910

Net income (loss)	4,013	(993)	72,367	63,467	112,353	101,198
Net income (loss) attributable to noncontrolling interest	(42)	(60)	(237)	(248)	(413)	(612)

Net income (loss) attributable to Southwest Gas Corporation	$4,055	$(933)	$72,604	$63,715	$112,766	$101,810

Basic earnings (loss) per share	$0.09	$(0.02)	$1.58	$1.41	$2.47	$2.26

Diluted earnings (loss) per share	$0.09	$(0.02)	$1.57	$1.39	$2.45	$2.24

Dividends declared per share	$0.2650	$0.2500	$0.5300	$0.5000	$1.0300	$0.9750

Average number of common shares outstanding	45,864	45,391	45,814	45,306	45,656	45,113
Average shares outstanding (assuming dilution)	46,299	-	46,239	45,698	46,091	45,484

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2011

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	000000000000	000000000000	000000000000	000000000000
	SIX MONTHS ENDED JUNE 30,		TWELVE MONTHS ENDED JUNE 30,
	2011	2010	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$72,367	$63,467	$112,353	$101,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,277	94,856	193,884	188,689
Deferred income taxes	35,166	1,157	84,120	25,382
Changes in current assets and liabilities:
Accounts receivable, net of allowances	25,740	52,851	(16,994)	938
Accrued utility revenue	32,700	40,100	(100)	1,000
Deferred purchased gas costs	(24,175)	45,361	(36,523)	53,119
Accounts payable	(70,076)	(93,362)	29,966	(2,474)
Accrued taxes	9,961	22,278	(27,557)	42,730
Other current assets and liabilities	13,542	24,249	2,188	2,771
Gains on sale	(1,304)	(557)	(2,294)	(1,938)
Changes in undistributed stock compensation	3,660	3,320	4,769	4,414
AFUDC and property-related changes	(318)	(486)	(777)	(949)
Changes in other assets and deferred charges	(14,269)	4,617	(31,148)	(2,865)
Changes in other liabilities and deferred credits	7,015	741	(11,200)	2,951

Net cash provided by operating activities	188,286	258,592	300,687	414,966

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(139,103)	(94,114)	(260,428)	(194,501)
Change in restricted cash	(1)	11,991	(4)	(37,778)
Changes in customer advances	(1,815)	366	(3,011)	1,290
Miscellaneous inflows	2,617	1,648	5,044	4,990
Miscellaneous outflows	(2,719)	(2,800)	(2,719)	(2,934)

Net cash used in investing activities	(141,021)	(82,909)	(261,118)	(228,933)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	4,728	6,461	9,365	13,690
Dividends paid	(23,602)	(22,093)	(46,355)	(43,423)
Interest rate swap settlement	-	-	(11,691)	-
Issuance of long-term debt, net	164,884	-	288,844	49,834
Retirement of long-term debt	(223,407)	(656)	(226,078)	(9,599)
Redemption of subordinated debentures	-	(100,000)	-	(100,000)
Change in long-term portion of credit facility	-	(92,400)	-	(91,000)

Net cash provided by (used in) financing activities	(77,397)	(208,688)	14,085	(180,498)

Change in cash and cash equivalents	(30,132)	(33,005)	53,654	5,535
Cash and cash equivalents at beginning of period	116,096	65,315	32,310	26,775

Cash and cash equivalents at end of period	$85,964	$32,310	$85,964	$32,310

Supplemental information:
Interest paid, net of amounts capitalized	$37,019	$37,985	$86,034	$78,080
Income taxes paid (received)	(14,591)	8,167	(3,558)	(14,540)

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2011

Note 1 – Nature of Operations and Basis of Presentation

Nature of Operations. Southwest Gas Corporation and its subsidiaries (the “Company”) are composed of two segments: natural gas operations (“Southwest” or the “natural gas operations” segment) and construction services. Southwest is engaged in the business of purchasing, distributing, and transporting natural gas in portions of Arizona, Nevada, and California. The public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of results for a full year. Variability in weather from normal temperatures, primarily in Arizona, can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity. NPL Construction Co. (“NPL” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.

Basis of Presentation. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2010 Annual Report to Shareholders, which is incorporated by reference into the 2010 Form 10-K, and the first quarter 2011 Form 10-Q.

Intercompany Transactions. NPL recognizes revenues generated from contracts with Southwest (see Note 3 below). Accounts receivable for these services are presented in the table below (thousands of dollars):

	0000000	0000000
	June 30, 2011	December 31, 2010
Accounts receivable for NPL services	$9,644	$8,111

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

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) on the consolidated statements of income (thousands of dollars):

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30		June 30		June 30
	2011	2010	2011	2010	2011	2010
Change in COLI policies	$2,600	$(3,620)	$4,800	$(2,130)	$16,700	$4,343
Interest income	98	57	190	78	306	134
Pipe replacement costs	(962)	(1,422)	(1,847)	(2,991)	(3,879)	(4,103)
Miscellaneous income and (expense)	(185)	(169)	(1,870)	(634)	(2,327)	(154)

Total other income (deductions)	$1,551	$(5,154)	$1,273	$(5,677)	$10,800	$220

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
June 30, 2011

Reclassifications. A reclassification between two miscellaneous operating cash flow categories was made to the prior year’s financial information to present it on a basis comparable with the current year’s presentation with no impact on net cash provided by operating activities.

Recently Issued Accounting Standards Updates. In May 2011, the Financial Accounting Standards Board (“FASB”) issued the update “Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amended guidance includes several new fair value disclosure requirements, including, among other things, information about transfers between Level 1 and Level 2 of the fair value hierarchy, enhanced information about valuation techniques and unobservable inputs used in Level 3 fair value measurements, and a narrative description of Level 3 measurements’ sensitivity to changes in unobservable inputs. For the Company, the update is effective prospectively beginning January 2012. The adoption of the update is not expected to significantly impact the disclosures of the Company.

In June 2011, The FASB issued the update “Comprehensive Income (Topic 220) Presentation of Comprehensive Income” which eliminates the current option to report the components of other comprehensive income in the statement of changes in equity. An entity will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in one continuous statement of comprehensive income or in two separate but consecutive statements. The update includes no changes to the components that are recognized in net income or other comprehensive income under current U.S. GAAP. The provisions of the update are effective for the Company beginning January 1, 2012 (however, early adoption is permitted). The Company is evaluating the update to determine which presentation option to adopt and the timing of adoption.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2011

Note 2 – Components of Net Periodic Benefit Cost

Southwest has a noncontributory qualified retirement plan with defined benefits covering substantially all employees and a separate unfunded supplemental retirement plan (“SERP”) which is limited to officers. Southwest also provides postretirement benefits other than pensions (“PBOP”) to its qualified retirees for health care, dental, and life insurance.

	0000	0000	0000	0000	0000	0000
	Qualified Retirement Plan
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2011	2010	2011	2010	2011	2010
(Thousands of dollars)
Service cost	$4,431	$4,233	$8,862	$8,466	$17,328	$16,161
Interest cost	9,319	8,903	18,638	17,807	36,445	35,071
Expected return on plan assets	(10,028)	(9,134)	(20,057)	(18,269)	(38,326)	(35,879)
Amortization of prior service costs (credits)	-	-	-	-	-	(1)
Amortization of net loss	3,587	2,619	7,174	5,239	12,413	7,365

Net periodic benefit cost	$7,309	$6,621	$14,617	$13,243	$27,860	$22,717

	SERP
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2011	2010	2011	2010	2011	2010
(Thousands of dollars)
Service cost	$54	$93	$109	$186	$295	$283
Interest cost	442	511	883	1,022	1,906	2,055
Amortization of net loss	158	289	315	578	892	1,033

Net periodic benefit cost	$654	$893	$1,307	$1,786	$3,093	$3,371

	PBOP
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2011	2010	2011	2010	2011	2010
(Thousands of dollars)
Service cost	$214	$214	$429	$428	$857	$793
Interest cost	658	623	1,316	1,246	2,561	2,431
Expected return on plan assets	(595)	(523)	(1,190)	(1,046)	(2,237)	(1,848)
Amortization of transition obligation	217	217	433	434	866	867
Amortization of net loss	148	122	295	244	540	461

Net periodic benefit cost	$642	$653	$1,283	$1,306	$2,587	$2,704

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2011

Note 3 – Segment Information

The following tables present revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	0000000	0000000	0000000
	Natural Gas Operations	Construction Services	Total
Three months ended June 30, 2011
Revenues from external customers	$273,414	$96,162	$369,576
Intersegment revenues	-	18,929	18,929

Total	$273,414	$115,091	$388,505

Segment net income	$199	$3,856	$4,055

Three months ended June 30, 2010
Revenues from external customers	$305,269	$65,593	$370,862
Intersegment revenues	-	14,963	14,963

Total	$305,269	$80,556	$385,825

Segment net income (loss)	$(4,101)	$3,168	$(933)

Six months ended June 30, 2011
Revenues from external customers	$827,267	$157,939	$985,206
Intersegment revenues	-	31,739	31,739

Total	$827,267	$189,678	$1,016,945

Segment net income	$68,214	$4,390	$72,604

Six months ended June 30, 2010
Revenues from external customers	$919,778	$107,750	$1,027,528
Intersegment revenues	-	27,048	27,048

Total	$919,778	$134,798	$1,054,576

Segment net income	$61,216	$2,499	$63,715

Twelve months ended June 30, 2011
Revenues from external customers	$1,419,396	$307,402	$1,726,798
Intersegment revenues	-	65,942	65,942

Total	$1,419,396	$373,344	$1,792,740

Segment net income	$98,380	$14,386	$112,766

Twelve months ended June 30, 2010
Revenues from external customers	$1,582,771	$235,373	$1,818,144
Intersegment revenues	-	52,746	52,746

Total	$1,582,771	$288,119	$1,870,890

Segment net income	$93,520	$8,290	$101,810

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2011

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

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on a portion (historically ranging from 25% to 50%, depending on the jurisdiction) of its natural gas supply portfolios. The maturities of the Swaps highly correlate to forecasted purchases of natural gas, during time frames ranging from July 2011 through October 2012. Under such contracts, Southwest pays the counterparty at a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas. Only the net differential is actually paid or received. The differential is calculated based on the notional amounts under the contracts, which are detailed in the table below (thousands of dekatherms):

	000000	000000
	June 30, 2011	December 31, 2010
Swaps contracts	14,810	14,207

Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

Gains (losses) recognized in income for derivatives not designated as hedging instruments:

(Thousands of dollars)

		Three Months Ended				Six Months Ended				Twelve Months Ended
	Location of Gain or (Loss)	June 30				June 30				June 30
Instrument	Recognized in Income on Derivative	2011		2010		2011		2010		2011		2010
Swaps	Net cost of gas sold	$(2,258)		$(1,626)		$(1,969)		$(17,968)		$(11,691)		$(15,076)
Swaps	Net cost of gas sold	2,258	*	1,626	*	1,969	*	17,968	*	11,691	*	15,076	*

Total		$-		$-		$-		$-		$-		$-

*	Represents the impact of regulatory deferral accounting treatment under U.S. GAAP for rate-regulated entities.

In January 2010, Southwest entered into two forward-starting interest rate swaps (“FSIRS”) to hedge the risk of interest rate variability during the period leading up to the planned issuance of fixed-rate debt to replace $200 million of debt that matured in February 2011 and $200 million maturing in May 2012. The counterparties to each agreement are four major banking institutions. The first FSIRS was a designated cash flow hedge and terminated in December 2010 concurrent with the related issuance of $125 million 4.45% 10-year Senior Notes. The terms of the second FSIRS are as follows:

Notional amount	$100 million
Fixed rate to be paid by Southwest	4.78%
Mandatory termination date (on or before)	March 20, 2012

Southwest previously designated the second FSIRS agreement as a cash flow hedge of forecasted future interest payments. At the inception of the hedge, the terms of the derivative were the same as a perfect hypothetical derivative; thus, there is an expectation that there will be no ineffectiveness, and that the effective portion of unrealized gains and losses on the FSIRS leading up to the forecasted debt issuance will be reported as a component of other comprehensive income. At termination, the final value will be reclassified from accumulated other comprehensive income into earnings over the same period the hedged forecasted transaction affects earnings. However, should conditions occur that indicate the existence of ineffectiveness (e.g., deterioration of counterparty creditworthiness, delay in the forecasted debt issuance, etc.), Southwest will measure ineffectiveness by comparing the change in fair value of the FSIRS with the change in fair value of a hypothetical swap (the hypothetical derivative method). Gains and losses due to ineffectiveness will be recognized immediately in earnings. At June 30, 2011, the remaining FSIRS continued to qualify as an effective hedge. There was no gain or loss reclassified from accumulated other comprehensive income (“AOCI”) into income (effective portion) and no gain or loss recognized in income (ineffective portion) for the Company’s remaining derivative designated as a hedging instrument. See Note 6 – Equity, Comprehensive Income, and Accumulated Other Comprehensive Income for additional information on both FSIRS contracts.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2011

	00000000	00000000	00000000	00000000	00000000	00000000
Gains (losses) recognized in other comprehensive income for derivatives designated as cash flow hedging instruments:
(Thousands of dollars)

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Amount of gain (loss) on unrealized FSIRS recognized in other comprehensive income on derivative (effective portion)	$(3,816)	$(20,272)	$(3,145)	$(21,259)	$11,359	$(21,259)
Amount of loss on realized FSIRS recognized in other comprehensive income on derivative	-	-	-	-	(11,691)	-

	$(3,816)	$(20,272)	$(3,145)	$(21,259)	$(332)	$(21,259)

The following table sets forth the fair values of the Company’s Swaps and FSIRS and their location in the balance sheets (thousands of dollars):

	00000000	00000000	00000000	00000000
Fair values of derivatives not designated as hedging instruments:

June 30, 2011 Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total

Swaps	Deferred charges and other assets	$225	$(1)	$224
Swaps	Other current liabilities	308	(5,134)	(4,826)
Swaps	Other deferred credits	-	(19)	(19)

Total		$533	$(5,154)	$(4,621)

December 31, 2010 Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total

Swaps	Deferred charges and other assets	$656	$-	$656
Swaps	Other current liabilities	65	(11,547)	(11,482)

Total		$721	$(11,547)	$(10,826)

Fair values of derivatives designated as hedging instruments:

June 30, 2011 Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total
FSIRS	Other current liabilities	$-	$(9,900)	$(9,900)

December 31, 2010 Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total
FSIRS	Other deferred credits	$-	$(6,755)	$(6,755)

The estimated fair values of the natural gas derivatives were determined using future natural gas index prices (as more fully described below). The Company has master netting arrangements with each counterparty that provide for the net settlement of all contracts through a single payment. As applicable, the Company has elected to reflect the net amounts in its balance sheets.

Pursuant to regulatory deferral accounting treatment for rate-regulated entities, Southwest records the unrealized gains and losses in fair value of the Swaps as a regulatory asset and/or liability. When the Swaps settle, Southwest reverses any prior positions held and records the settled position as an increase or decrease in purchased gas under the related purchased gas adjustment (“PGA”) mechanism in determining its deferred PGA balances. Neither changes in fair value, nor settled amounts, of Swaps have a direct effect on earnings or other comprehensive income.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2011

The following table shows the amounts Southwest paid to and received from counterparties for settlements of matured Swaps.

	0000000000	0000000000	0000000000
(Thousands of dollars)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Twelve Months Ended June 30, 2011
Paid to counterparties	$4,194	$8,173	$17,460

No amounts were received from counterparties for settlements of matured Swaps for the three months, six months, and twelve months ended June 30, 2011.

The following table details the regulatory assets/(liabilities) offsetting the amounts in the balance sheets (thousands of dollars).

June 30, 2011 Instrument	Balance Sheet Location	Net Total
Swaps	Other deferred credits	$(224)
Swaps	Prepaids and other current assets	4,826
Swaps	Deferred charges and other assets	19

December 31, 2010 Instrument	Balance Sheet Location	Net Total
Swaps	Other deferred credits	$(656)
Swaps	Prepaids and other current assets	11,482

Fair Value Measurements. The estimated fair values of Southwest’s Swaps were determined at June 30, 2011 and December 31, 2010 using NYMEX futures settlement prices for delivery of natural gas at Henry Hub adjusted by the price of NYMEX ClearPort basis Swaps, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measure.

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

The following table sets forth, by level within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability, the Company’s financial assets and liabilities that were accounted for at fair value:

Level 2 - Significant other observable inputs

	0000000000	0000000000
(Thousands of dollars)	June 30, 2011	December 31, 2010
Assets at fair value:
Deferred charges and other assets - Swaps	$224	$656

Liabilities at fair value:
Other current liabilities - Swaps	(4,826)	(11,482)
Other deferred credits - Swaps	(19)	-
Other current liabilities - FSIRS	(9,900)	-
Other deferred credits - FSIRS	-	(6,755)

Net Assets (Liabilities)	$(14,521)	$(17,581)

No financial assets or liabilities accounted for at fair value fell within Level 1 or Level 3 of the fair value hierarchy.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2011

Related Tax Effects of Designated Hedging Activities Allocated to Each Component of Other Comprehensive Income

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Three Months Ended June 30,
	2011			2010
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
(Thousands of dollars)
FSIRS:
Realized/unrealized gain (loss)	$(3,816)	$1,450	$(2,366)	$(20,272)	$7,703	$(12,569)
Amounts reclassified into net income	293	(111)	182	-	-	-

Other comprehensive income (loss)	$(3,523)	$1,339	$(2,184)	$(20,272)	$7,703	$(12,569)

	Six Months Ended June 30,
	2011			2010
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
(Thousands of dollars)
FSIRS:
Realized/unrealized gain (loss)	$(3,145)	$1,195	$(1,950)	$(21,259)	$8,078	$(13,181)
Amounts reclassified into net income	585	(222)	363	-	-	-

Other comprehensive income (loss)	$(2,560)	$973	$(1,587)	$(21,259)	$8,078	$(13,181)

	Twelve Months Ended June 30,
	2011			2010
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
(Thousands of dollars)
FSIRS:
Realized/unrealized gain (loss)	$(332)	$127	$(205)	$(21,259)	$8,078	$(13,181)
Amounts reclassified into net income	682	(259)	423	-	-	-

Other comprehensive income (loss)	$350	$(132)	$218	$(21,259)	$8,078	$(13,181)

(1)   Tax amounts are calculated using a 38% rate.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2011

Note 5 – Long-Term Debt

Carrying amounts of the Company’s long-term debt and their related estimated fair values as of June 30, 2011 and December 31, 2010 are disclosed in the following table. The fair values of the revolving credit facility and the variable-rate Industrial Development Revenue Bonds (“IDRBs”) approximate carrying value. Market values for the debentures, fixed-rate IDRBs, and other indebtedness were determined based on dealer quotes using trading records for June 30, 2011 and December 31, 2010, as applicable, and other secondary sources which are customarily consulted for data of this kind.

	00000000	00000000	00000000	00000000
	June 30, 2011		December 31, 2010
	Carrying Amount	Market Value	Carrying Amount	Market Value
(Thousands of dollars)
Debentures:
Notes, 8.375%, due 2011	$-	$-	$200,000	$201,560
Notes, 7.625%, due 2012	200,000	210,994	200,000	214,666
Notes, 4.45%, due 2020	125,000	121,551	125,000	125,325
Notes, 6.1%, due 2041	125,000	121,996	-	-
8% Series, due 2026	75,000	90,967	75,000	99,968
Medium-term notes, 7.59% series, due 2017	25,000	29,819	25,000	30,295
Medium-term notes, 7.78% series, due 2022	25,000	30,330	25,000	32,063
Medium-term notes, 7.92% series, due 2027	25,000	29,892	25,000	33,211
Medium-term notes, 6.76% series, due 2027	7,500	7,999	7,500	8,956
Unamortized discount	(2,293)		(2,534)

	605,207		679,966

Revolving credit facility and commercial paper, due 2012	-	-	-	-

Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Fixed-rate bonds:
6.10% 1999 Series A, due 2038	12,410	12,265	12,410	11,968
5.95% 1999 Series C, due 2038	14,320	13,998	14,320	13,594
5.55% 1999 Series D, due 2038	8,270	7,754	8,270	7,468
5.45% 2003 Series C, due 2038 (rate resets in 2013)	30,000	31,703	30,000	31,547
5.25% 2003 Series D, due 2038	20,000	18,175	20,000	17,474
5.80% 2003 Series E, due 2038 (rate resets in 2013)	15,000	15,180	15,000	15,436
5.25% 2004 Series A, due 2034	65,000	60,375	65,000	58,574
5.00% 2004 Series B, due 2033	31,200	28,198	31,200	27,295
4.85% 2005 Series A, due 2035	100,000	87,299	100,000	84,485
4.75% 2006 Series A, due 2036	24,855	21,243	24,855	20,518
Unamortized discount	(3,431)		(3,502)

	517,624		517,553

Other	18,720	18,720	2,242	2,473

	1,141,551		1,199,761
Less: current maturities	(200,000)		(75,080)

Long-term debt, less current maturities	$941,551		$1,124,681

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2011

Note 6 – Equity, Comprehensive Income, and Accumulated Other Comprehensive Income

The table below provides details of activity in equity during the six months ended June 30, 2011.

	00000000	00000000	00000000	00000000	00000000	00000000	00000000
	Southwest Gas Corporation Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interest	Total

(In thousands, except per share amounts)	Shares	Amount
DECEMBER 31, 2010	45,599	$47,229	$807,885	$(30,784)	$343,131	$(465)	$1,166,996
Common stock issuances	280	280	8,403				8,683
Net income (loss)					72,604	(237)	72,367
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				640			640
FSIRS unrealized loss, net of tax				(1,950)			(1,950)
Amounts reclassified to net income, net of tax (Note 4)				363			363
Dividends declared
Common: $0.53 per share					(24,656)		(24,656)

JUNE 30, 2011	45,879	$47,509	$816,288	$(31,731)	$391,079	$(702)	$1,222,443

The tables below provide details of comprehensive income and year-to-date activity in AOCI. See Note 4 – Derivatives and Fair Value Measurements for additional information on the FSIRS, including reclassifications into net income.

	00000000	00000000	00000000	00000000	00000000	00000000
Comprehensive Income
(Thousands of dollars)	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010
Net income (loss)	$4,013	$(993)	$72,367	$63,467	$112,353	$101,198
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax	320	342	640	683	2,799	(2,554)
FSIRS realized and unrealized gains (losses), net of tax	(2,366)	(12,569)	(1,950)	(13,181)	(205)	(13,181)
Amounts reclassifed into net income, net of tax	182	-	363	-	423	-

Comprehensive income (loss)	2,149	(13,220)	71,420	50,969	115,370	85,463
Comprehensive loss attributable to noncontrolling interest	(42)	(60)	(237)	(248)	(413)	(612)

Comprehensive income (loss) attributable to Southwest Gas Corporation	$2,191	$(13,160)	$71,657	$51,217	$115,783	$86,075

Tax (expense) benefit associated with net actuarial gain (loss) arising during period	$(196)	$(209)	$(392)	$(419)	$(1,714)	$1,567

Tax benefit associated with FSIRS realized and unrealized gain (loss) recognized in other comprehensive income	$1,450	$7,703	$1,195	$8,078	$127	$8,078

Tax (expense) benefit associated with FSIRS reclassified out of AOCI to net income	$(111)	$-	$(222)	$-	$(259)	$-

AOCI - Rollforward

(Thousands of dollars)

	000000000	000000000	000000000		000000000	000000000	000000000		000000000
	Defined Benefit Plans				FSIRS
	Before- Tax	Tax (Expense) Benefit	After- Tax		Before - Tax	Tax (Expense) Benefit	After -Tax		AOCI
Beginning Balance AOCI December 31, 2010	$(31,304)	$11,896	$(19,408)		$(18,349)	$6,973	$(11,376)		$(30,784)
Current period change	1,032	(392)	640	*	(2,560)	973	(1,587)	**	(947)

Ending Balance AOCI June 30, 2011	$(30,272)	$11,504	$(18,768)		$(20,909)	$7,946	$(12,963)		$(31,731)

*	Net actuarial gain (loss), less amortization of unamortized benefit plan cost
**	FSIRS unrealized loss of $1,950,000 recognized in other comprehensive income less the portion of the previous FSIRS realized loss that was reclassified to net income in the current period ($363,000).

Approximately $904,000 of realized/unrealized losses (net of tax) related to the FSIRS reported in AOCI at June 30, 2011 will be reclassified into expense within the next 12 months as the related interest payments on long-term debt occur.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2011

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

On a seasonally adjusted basis as of June 30, 2011, Southwest had 1,839,000 residential, commercial, industrial, and other natural gas customers, of which 990,000 customers were located in Arizona, 667,000 in Nevada, and 182,000 in California. Residential and commercial customers represented over 99% of the total customer base. During the twelve months ended June 30, 2011, 54% of operating margin was earned in Arizona, 35% in Nevada, and 11% in California. During this same period, Southwest earned 86% of its operating margin from residential and small commercial customers, 4% from other sales customers, and 10% from transportation customers. These general patterns are expected to remain materially consistent for the foreseeable future.

Southwest recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Operating margin is the measure of gas operating revenues less the net cost of gas sold. Management uses operating margin as a main benchmark in comparing operating results from period to period. The principal factors affecting operating margin are general rate relief, weather, conservation and efficiencies, and customer growth. Of these, weather is the primary reason for volatility in margin. Variances in temperatures from normal levels, primarily in Arizona, can have a significant impact on the margin and associated net income of the Company. See also Rates and Regulatory Proceedings. A decoupled rate structure designed to mitigate the impacts of weather variability and conservation on margin is utilized in the Nevada service territories. Weather impacts and conservation are also offset by the margin tracking mechanism in Southwest’s California service territories.

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

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as the MD&A, included in the 2010 Annual Report to Shareholders, which is incorporated by reference into the 2010 Form 10-K, and the first quarter 2011 Form 10-Q.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2011

Executive Summary

The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s operations. As needed, certain items are covered in greater detail in later sections of management’s discussion and analysis. As reflected in the table below, the natural gas operations segment accounted for an average of 89% of twelve-month-to-date consolidated net income over the past two years. As such, management’s discussion and analysis is primarily focused on that segment. Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of the results for a full year.

Summary Operating Results

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2011	2010	2011	2010	2011	2010
	(In thousands, except per share amounts)
Contribution to net income (loss)
Natural gas operations	$199	$(4,101)	$68,214	$61,216	$98,380	$93,520
Construction services	3,856	3,168	4,390	2,499	14,386	8,290

Net income (loss)	$4,055	$(933)	$72,604	$63,715	$112,766	$101,810

Average number of common shares outstanding	45,864	45,391	45,814	45,306	45,656	45,113

Basic earnings (loss) per share
Consolidated	$0.09	$(0.02)	$1.58	$1.41	$2.47	$2.26

Natural Gas Operations
Operating margin	$156,359	$157,533	$426,406	$419,787	$782,351	$779,645

Consolidated results for the second quarter of 2011 improved compared to the same period in 2010. The improvement primarily resulted from an increase in other income and lower financing costs, partially offset by decreased gas segment operating margin and increased operating costs.

2nd Quarter 2011 Overview

Natural gas operations highlights include the following:

•

Other income increased $6.7 million compared to the same period in 2010 primarily due to increases in the cash surrender values of the Company’s COLI policies (including net death benefits) in the current period while the prior-year period experienced a negative swing in the cash surrender values of the policies

•	Operating margin decreased approximately $1 million compared to the prior-year quarter primarily due to minor weather variations between periods
•	Net financing costs declined $1.7 million between quarters
•	Standard & Poors upgraded the Company’s credit rating from BBB to BBB+ in April 2011
•	Fitch upgraded the Company’s credit rating from BBB to BBB+ in June 2011
•	Liquidity position remains strong

Construction services highlights include the following:

•	Revenues increased 43% compared to the prior-year quarter
•	Contribution to consolidated net income improved $688,000 between quarters

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2011

Company-Owned Life Insurance (“COLI”). Southwest has life insurance policies on members of management and other key employees to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The COLI policies have a combined net death benefit value of approximately $213 million at June 30, 2011. The net cash surrender value of these policies (which is the cash amount the Company would receive if it voluntarily terminated the policies) is approximately $77 million at June 30, 2011 and is included in the caption “Other property and investments” on the balance sheet. Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, generally the cash surrender value (but not the net death benefit) moves up and down consistent with movements in the broader stock and bond markets. During the twelve months ended June 30, 2011, the cash surrender values of COLI policies grew by $11.2 million primarily due to the significant increases in the stock investments underlying the policies. Both the Dow Jones Industrial Average and S&P 500 indices increased over 25% during the same period. In addition to the market-related increase of $11.2 million, Southwest also recognized $5.5 million in incremental death benefits in excess of the cash surrender values. Management believes these COLI returns are significantly in excess of currently expected average returns of $2 million to $4 million annually. Based on the current investment mix, both positive and negative deviations from expected levels are likely to continue.

Weather. The rate structures in each of Southwest’s three states provide varying levels of protection from risks that drive operating margin volatility, particularly weather risk and conservation efforts. Southwest’s exposure to these risks on operating margin is largely limited to its Arizona operating areas as both Nevada and California operations are now under decoupled rate structures. Weather was not a significant factor in either the second quarter of 2010 or 2011.

Arizona Rate Proceedings. In December 2010, the Arizona Corporation Commission (“ACC”) issued a Policy Statement which allowed utilities to file proposals for alternative mechanisms, including revenue-per-customer decoupling, in general rate case filings, to address the financial disincentives to utilities of promoting energy efficiency. In anticipation of the Policy Statement, the Company’s recent Arizona rate case filing requested a rate structure to decouple recovery of the Company’s fixed costs from fluctuations in usage, both higher and lower, to enable the Company to aggressively advocate increased energy efficiency by its customers by eliminating the existing financial disincentive. A settlement agreement containing provisions to mitigate the impacts on operating margin of weather and conservation was filed with the ACC in July 2011. For more information see the Rates and Regulatory Proceedings discussion.

Customer Growth. Southwest added 14,000 net new customers over the last twelve months which approximates the number of first time meter sets. Southwest continues to project net customer growth of 1% or less for 2011.

Credit Rating Upgrades. In April 2011, Standard & Poor’s Ratings Services (“S&P”) upgraded the Company’s unsecured long-term debt ratings from BBB (with a positive outlook) to BBB+ (with a stable outlook). S&P cited the Company’s improved financial results and stable financial metrics. S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default). The S&P rating of BBB+ indicates the issuer of the debt is regarded as having an adequate capacity to pay interest and repay principal.

In June 2011, Fitch Ratings (“Fitch”) upgraded the Company’s long-term issuer default rating and its senior unsecured rating to BBB+ from BBB; the outlook has been revised to stable from positive. Fitch debt ratings range from AAA (highest credit quality) to D (defaulted debt obligation). The Fitch rating of BBB+ indicates a credit quality that is considered prudent for investment.

Liquidity. Southwest believes its liquidity position remains strong. Southwest has a $300 million credit facility maturing in May 2012. The facility is provided through a consortium of eight major banking institutions. The facility was not used during the first half of 2011 and there was no balance outstanding at June 30, 2011, leaving the entire $300 million available for borrowing. The lack of usage was primarily due to existing cash reserves and natural gas prices that were relatively stable. The current slowdown in housing construction has also allowed Southwest to fund construction expenditures primarily with internally generated cash. Management believes the Company currently has a solid liquidity position and will be able to replenish such borrowing capacity.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2011

Results of Natural Gas Operations

Quarterly Analysis

	0000000000	0000000000
	Three Months Ended June 30,

	2011	2010
	(Thousands of dollars)
Gas operating revenues	$273,414	$305,269
Net cost of gas sold	117,055	147,736

Operating margin	156,359	157,533
Operations and maintenance expense	88,708	86,935
Depreciation and amortization	43,476	42,146
Taxes other than income taxes	10,296	9,616

Operating income	13,879	18,836
Other income (deductions)	1,525	(5,176)
Net interest deductions	17,153	18,862

Income (loss) before income taxes	(1,749)	(5,202)
Income tax expense (benefit)	(1,948)	(1,101)

Contribution to consolidated net income (loss)	$199	$(4,101)

Contribution to consolidated net income from natural gas operations improved by $4.3 million in the second quarter of 2011 compared to the same period a year ago. The improvement was primarily due to an increase in other income and a decrease in financing costs, partially offset by a decrease in operating margin and higher operating expenses.

Operating margin decreased $1 million in the second quarter of 2011 compared to the second quarter of 2010. Weather changes between quarters accounted for a $2 million margin decrease as warmer-than-normal temperatures were experienced in the current quarter. Rate relief in California and customer growth combined for a $1 million increase in operating margin, partially offsetting the weather impact. Approximately 14,000 net new customers were added during the last twelve months.

Operations and maintenance expense increased $1.8 million, or 2%, between quarters primarily due to general cost increases, partially offset by lower uncollectible expenses.

Depreciation expense increased $1.3 million, or 3%, as a result of additional plant in service. Average gas plant in service for the current period increased $134 million, or 3%, compared to the corresponding period a year ago.

Taxes other than income taxes increased $680,000 primarily due to a change in Arizona property tax rates recognized in the current quarter, but retroactive to January 2011.

Other income increased $6.7 million between periods. This was primarily due to increases in the cash surrender values (including recognized net death benefits) of COLI policies. The current quarter includes $2.7 million in other income associated with net death benefits recognized. The prior year included a $3.6 million decrease in COLI cash surrender values.

Net financing costs decreased $1.7 million between periods primarily due to cost savings from refinancing and reduced interest rates associated with variable-rate debt.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2011

Six-Month Analysis

	0000000000	0000000000
	Six Months Ended June 30,

	2011	2010
	(Thousands of dollars)
Gas operating revenues	$827,267	$919,778
Net cost of gas sold	400,861	499,991

Operating margin	426,406	419,787
Operations and maintenance expense	179,658	173,640
Depreciation and amortization	87,357	84,842
Taxes other than income taxes	20,165	19,382

Operating income	139,226	141,923
Other income (deductions)	1,289	(5,707)
Net interest deductions	34,981	36,886
Net interest deductions on subordinated debentures	-	1,912

Income before income taxes	105,534	97,418
Income tax expense	37,320	36,202

Contribution to consolidated net income	$68,214	$61,216

Contribution to consolidated net income from natural gas operations increased by $7 million in the first six months of 2011 compared to the same period a year ago. The improvement was primarily due to an increase in other income, an increase in operating margin, and a decrease in financing costs, partially offset by higher operating expenses.

Operating margin increased $7 million between periods. Differences in heating demand, caused primarily by weather variations, provided $4 million of the operating margin increase. Unusually cold weather in Arizona in early February 2011 resulted in $6 million of incremental operating margin, but was partially offset by a $2 million decrease in the second quarter due to warmer-than-normal weather. Temperatures for the first six months of 2010, on average, were relatively normal. Rate relief in California provided $2 million of the operating margin increase and new customers contributed an additional $1 million.

Operations and maintenance expense increased $6 million, or 3%, between periods primarily due to general cost increases (including higher employee-related costs) and approximately $1 million of costs associated with restoring service to approximately 20,000 Arizona customers in early February 2011, following an outage due to extreme weather conditions.

Depreciation expense increased $2.5 million, or 3%, as a result of additional plant in service. Average gas plant in service for the current period increased $141 million, or 3%, compared to the corresponding period a year ago.

The $783,000 increase in taxes other than income taxes is primarily due to higher property tax rates in Arizona.

Other income, which principally includes returns on COLI policies and non-utility expenses, increased $7 million between the six-month periods of 2011 and 2010. The current period includes $2.1 million of COLI cash surrender value increases and $2.7 million of recognized net death benefits in excess of the cash surrender value. The prior-year period includes a decrease in COLI cash surrender values of $2.1 million.

Net financing costs decreased $3.8 million between periods primarily due to the redemption of $100 million of Subordinated Debentures in March 2010, cost savings from debt refinancing, and reduced interest rates associated with variable-rate debt.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2011

	0000000000	0000000000
Twelve-Month Analysis
	Twelve Months Ended June 30,

	2011	2010
	(Thousands of dollars)
Gas operating revenues	$1,419,396	$1,582,771
Net cost of gas sold	637,045	803,126

Operating margin	782,351	779,645
Operations and maintenance expense	360,961	351,074
Depreciation and amortization	172,971	167,480
Taxes other than income taxes	39,652	37,085

Operating income	208,767	224,006
Other income (deductions)	11,012	246
Net interest deductions	73,208	74,264
Net interest deductions on subordinated debentures	-	5,778

Income before income taxes	146,571	144,210
Income tax expense	48,191	50,690

Contribution to consolidated net income	$98,380	$93,520

Contribution to consolidated net income from natural gas operations increased by $4.9 million in the current twelve-month period as compared to the corresponding period a year ago. The improvement was primarily due to an increase in other income, an increase in operating margin, and a decrease in financing costs, partially offset by higher operating expenses.

Operating margin increased $3 million between periods. Rate relief provided $6 million of the operating margin increase, consisting of $3 million in Nevada and $3 million in California. Customer growth contributed $2 million in operating margin. Differences in heating demand caused primarily by weather variations between periods resulted in a decrease of $5 million.

Operations and maintenance expense increased $9.9 million, or 3%, primarily due to higher general costs and employee-related benefit costs including pension expense. The increases were mitigated by cost containment efforts (including lower staffing levels) and a decrease in uncollectible expense, partially due to the impact of a tracking mechanism in Nevada for the gas-cost portion of uncollectible accounts.

Depreciation expense increased $5.5 million, or 3%, as a result of additional plant in service. Average gas plant in service for the current period increased $134 million, or 3%, compared to the corresponding period a year ago. This was attributable to reinforcement work, franchise requirements, routine pipe replacement activities and new business.

Other income, which principally includes returns on COLI policies and non-utility expenses, increased $10.8 million between the twelve-month periods of 2011 and 2010. The current period includes $11.2 million of COLI cash surrender value increases and $5.5 million in recognized net death benefits in excess of the related cash surrender values, compared to $4.3 million of cash surrender value increases in the prior-year period. Both periods reflect above average returns on investments underlying the policies.

Net financing costs decreased $6.8 million between the twelve-month periods of 2011 and 2010 primarily due to the redemption of the Subordinated Debentures in March 2010, cost savings from debt refinancing, and reduced interest rates associated with variable-rate debt.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2011

Results of Construction Services

Quarter. Contribution to consolidated net income from construction services for the three months ended June 30, 2011 increased $688,000 compared to the same period of 2010.

Revenues increased $34.5 million, a 43% improvement, when compared to the same period of 2010. Revenue from replacement construction continues to be strong while revenue related to new construction remains at low levels, Gains on sale of equipment were $419,000 and $324,000 for the second quarters of 2011 and 2010, respectively.

Six Months-to-Date. Contribution to consolidated net income from construction services for the six months ended June 30, 2011 increased $1.9 million compared to the same period of 2010.

Revenues increased $54.9 million, a 41% improvement, when compared to the same period of 2010 primarily due to increased replacement construction. Construction expenses increased $50.1 million due to the increase in replacement construction work. Depreciation expense increased $907,000 between the current period and the prior-year period due to an increase in equipment purchases. Gains on sale of equipment were $1.3 million and $557,000 for the first six months of 2011 and 2010, respectively.

Twelve Months-to-Date. The contribution to consolidated net income from construction services for the twelve-month period ended June 30, 2011 increased $6.1 million compared to the same period of 2010.

Revenues increased $85.2 million due primarily to an increase in the volume of replacement work. Construction expenses increased $73.8 million between the twelve-month periods due primarily to costs associated with the increase in replacement construction work, while depreciation expense declined $293,000 due to the timing of equipment purchases. Gains on sale of equipment were $2.3 million and $1.9 million for the twelve-month periods of 2011 and 2010, respectively.

NPL’s revenues and operating profits are influenced by weather, customer requirements, mix of work, local economic conditions, bidding results, the equipment resale market, and the credit market. Typically, revenues and profit are lowest during the first quarter of the year due to unfavorable winter weather conditions. Operating results typically improve as more favorable weather conditions occur during the summer and fall months. Current low interest rates, the impact of bonus deprecation legislation, and the regulatory environment (encouraging the natural gas industry to replace aging pipeline infrastructure), are having a positive influence on NPL’s growth and resulting earnings.

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

Arizona General Rate Case. Southwest filed a general rate application with the ACC in November 2010 requesting an increase in authorized annual operating revenues of $73.2 million, or 9.26%, to reflect increased operating costs, investments in infrastructure, and costs of capital, as well as margin attrition due to decreased average usage by customers. The application requested an overall rate of return of 9.73% on original cost rate base of $1.074 billion, an 11% return on common equity, and a capital structure utilizing 52% common equity.

The rate case filing also requested a rate structure to decouple recovery of the Company’s fixed costs from natural gas usage and enable the Company to aggressively advocate for increased energy efficiency by its customers. The filed structure anticipated the approval of the Policy Statement discussed in the Arizona Energy Efficiency and Decoupling Proceeding section above. The proposed mechanism, referred to as the Energy Efficiency Enabling Provision (“EEEP”), is a revenue-per-customer decoupling mechanism designed to eliminate the link between volumetric sales and revenues that currently exists with traditional rate designs, such that

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2011

the existing financial disincentive associated with the Company’s pursuit of cost-effective energy efficiency is eliminated. This will allow management to focus on customers and to concentrate its attention on the cost of providing service. The pursuit of increased energy efficiency by customers is supported by the requested approval of a detailed energy efficiency and renewable energy resource plan.

After several weeks of negotiations, a majority of the parties agreed to a settlement, which was filed with the ACC in July 2011. In addition to Southwest, parties supporting the settlement include the ACC Staff, the Arizona Community Action Association, the Arizona Investment Council, the Natural Resources Defense Council, and the Southwest Energy Efficiency Project. The Residential Utility Consumer Office and Tucson Electric Power Company are not parties to the agreement. Two options were presented in the settlement; one providing for partial decoupling (Alternative A) and one with a full decoupling provision (Alternative B). Alternative A would include a $54.9 million revenue increase, or 6.95%, with a 9.75% return on common equity. Rate design improvements would include adoption of a weather normalization provision along with a “lost fixed-cost recovery mechanism” which would hold the Company financially harmless from reduced sales associated with conservation and energy efficiency programs. Alternative B would include a $52.6 million revenue increase, or 6.66%, with a 9.5% return on common equity. This option would allow for monthly weather normalization and an annual true-up for any non-weather margin variances from authorized amounts per customer. If approved, Alternative B would also require a rate case moratorium, preventing Southwest from filing a general rate case prior to April 2016. Hearings on the proposed settlement are scheduled for August and a decision from the ACC is expected by the end of the year. The settlement recommends that new rates be placed in effect by January 2012. Management cannot predict whether either settlement alternative will be approved by the ACC or the timing of rate relief.

PGA Filings

The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. At June 30, 2011, over-collections in all service territories resulted in a liability of $98.8 million on the Company’s balance sheet. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on profit margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual income statement components. These include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).

As of June 30, 2011, December 31, 2010, and June 30, 2010, Southwest had the following outstanding PGA balances receivable/(payable) (millions of dollars):

	000000	000000	000000
	June 30, 2011	December 31, 2010	June 30, 2010
Arizona	$(35.3)	$(45.2)	$(43.7)
Northern Nevada	(14.8)	(8.4)	(13.6)
Southern Nevada	(46.7)	(69.8)	(71.6)
California	(2.0)	0.4	(6.4)

	$(98.8)	$(123.0)	$(135.3)

Nevada Annual Rate Adjustment (“ARA”) Application. In June 2011, Southwest filed its ARA application with the Public Utilities Commission of Nevada (“PUCN”) to establish revised Deferred Energy Account Adjustment (“DEAA”) rates (in addition to adjustments to the Variable Interest Expense Recovery, the Uncollectible Gas Cost Expense rates, and other rate-related items). Recently approved legislation will allow Southwest to make quarterly DEAA adjustments based upon a twelve-month rolling average. Southwest filed its first quarterly DEAA rate adjustment application under the new rules in July 2011.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2011

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

Cash Flows

Operating Cash Flows. Cash flows provided by consolidated operating activities decreased $70.3 million in the first six months of 2011 as compared to the same period in 2010. The primary drivers of the change were temporary fluctuations in working capital components partially offset by an increase in net income between periods.

Investing Cash Flows. Net cash used in consolidated investing activities increased $58.1 million in the first six months of 2011 as compared to the same period in 2010. The increase was primarily due to additional construction expenditures, including routine and accelerated pipe replacement (to take advantage of bonus depreciation tax incentives), and equipment purchases by NPL due to increased replacement construction work of its customers. In addition, 2010 included a draw-down of funds, restricted for construction activities, associated with an industrial development revenue bond issuance in 2009. Similar draw-downs to fund construction did not occur in 2011.

Financing Cash Flows. Net cash used in consolidated financing activities decreased $131.3 million during the first six months of 2011 as compared to the same period in 2010 primarily due to the issuance of new debt ($125 million 6.1% Senior Notes), partially offset by debt repayments including the $200 million 8.375% Notes repaid in February 2011. The prior-year period included the redemption of the subordinated debentures as well as the repayment of other debt, primarily repayment of previous borrowings under Southwest’s credit facility. Dividends paid increased in the first half of 2011 as compared to 2010 as a result of a quarterly dividend increase and an increase in the number of shares outstanding.

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

Gas Segment Construction Expenditures, Debt Maturities, and Financing

During the twelve-month period ended June 30, 2011, construction expenditures for the natural gas operations segment were $202 million. The majority of these expenditures represented costs associated with routine and accelerated replacement of existing transmission, distribution, and general plant (see also Bonus Depreciation below). Cash flows from operating activities of Southwest were $265 million which provided sufficient funding for construction expenditures and dividend requirements of the natural gas operations segment.

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

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2011

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

During the six months ended June 30, 2011, the Company issued shares of common stock through the Stock Incentive Plan, raising approximately $5 million.

Bonus Depreciation. As a result of two tax acts signed into law in 2010, a bonus depreciation tax deduction of 100% is available for qualified property acquired or constructed and placed in service from September 9, 2010 through December 31, 2011 and 50% bonus tax depreciation is available for qualified property acquired or constructed and placed in service from January 1, 2012 through December 31, 2012. Based on forecasted qualifying construction expenditures, Southwest estimates the bonus depreciation provisions of the two acts will defer the payment of approximately $55 million and $25 million of federal income taxes during 2011 and 2012, respectively.

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

On an interim basis, Southwest generally defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At June 30, 2011, the combined balance in the PGA accounts totaled an over-collection of $98.8 million. See PGA Filings for more information on recent regulatory filings.

The Company has a $300 million credit facility that expires in May 2012. Southwest previously designated $150 million of the $300 million facility as long-term debt and the remaining $150 million for working capital purposes. At June 30, 2011, no borrowings were outstanding on the credit facility and the Company had $86 million of cash on hand. The facility was not used during the first six months of 2011. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. This credit facility has been, and is expected to continue to be, adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing prior to its expiration. Management believes the Company currently has a solid liquidity position and will be able to replenish such borrowing capacity.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2011

The following table sets forth the ratios of earnings to fixed charges for the Company. Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	0000	0000
	For the Twelve Months Ended
	June 30, 2011	December 31, 2010
Ratio of earnings to fixed charges	3.09	2.87

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and net amortized debt costs.

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions. The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” “forecast,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, the Company’s COLI strategy, annual COLI returns, amount and timing for completion of estimated future construction expenditures, forecasted operating cash flows and results of operations, funding sources of cash requirements, sufficiency of working capital, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity, the amount and form of any such financing, plans to fund maturing obligations, the effectiveness of the forward-starting interest rate swap agreement in hedging against changing interest rates, liquidity, certain benefits of tax acts, statements regarding future gas prices, gas purchase contracts and derivative financial interests, the impact of certain legal proceedings, and the timing and results of future rate hearings and approvals (including the form of approved rate mechanisms) are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

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
June 30, 2011

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

Based on the most recent evaluation, as of June 30, 2011, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2011 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEMS 1A. through 3.    None.

ITEM 4.        [REMOVED AND RESERVED]

ITEM 5.        OTHER INFORMATION        None.

ITEM 6.        EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 3(ii)	-	Amended Bylaws of Southwest Gas Corporation.

Exhibit 12.01	-	Computation of Ratios of Earnings to Fixed Charges.

Exhibit 31.01	-	Section 302 Certifications.

Exhibit 32.01	-	Section 906 Certifications.

Exhibit 101	-

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation (Registrant)

Date: August 8, 2011
/s/ Gregory J. Peterson
Gregory J. Peterson
Vice President/Controller and Chief Accounting Officer

