Form 10-K
period 2011-12-31
SOUTHWEST GAS CORP
filed 2012-02-28
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes          No  ✓

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant:

$1,771,400,314 as of June 30, 2011

The number of shares outstanding of common stock:

Common Stock, $1 Par Value, 46,093,472 shares as of February 15, 2012

DOCUMENTS INCORPORATED BY REFERENCE

Description	Part Into Which Incorporated
Annual Report to Shareholders for the Year Ended December 31, 2011 2012 Proxy Statement	Parts I, II, and IV Part III

PART I

PART I

Item 1.	BUSINESS

Southwest Gas Corporation (the “Company”) was incorporated in March 1931 under the laws of the state of California. The Company is composed of two business segments: natural gas operations (“Southwest” or the “natural gas operations” segment) and construction services.

Southwest is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Southwest is the largest distributor of natural gas in Arizona, selling and transporting natural gas in most of central and southern Arizona, including the Phoenix and Tucson metropolitan areas. Southwest is also the largest distributor of natural gas in Nevada, serving the Las Vegas metropolitan area and northern Nevada. In addition, Southwest distributes and transports natural gas in portions of California, including the Lake Tahoe area and the high desert and mountain areas in San Bernardino County.

NPL Construction Co. (“NPL” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that primarily provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems.

Financial information concerning the Company’s business segments is included in Note 14 of the Notes to Consolidated Financial Statements, which is included in the 2011 Annual Report to Shareholders and is incorporated herein by reference.

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

As of December 31, 2011, Southwest purchased and distributed or transported natural gas to 1,859,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. The southwestern United States had historically been one of the highest growth regions of the country. However, the customer growth levels experienced in recent years have greatly diminished due to the overall slowdown in the new housing market and increase in idle/vacant homes, resulting from foreclosures and challenging economic conditions. Southwest completed 13,000 first-time meter sets over the last twelve months. These meter sets led to 22,000 net additional active customers during 2011, an increase of 1%. The incremental additions reflect a return to service of customer meters on previously vacant homes. Given the current housing and economic environment, management expects customer growth associated with new meter sets will be 1% or less in the near term. Management cannot predict the timing of when currently idle and vacant homes will return to service, but is encouraged by the progress in 2011.

The table below lists the percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

	Distribution
For the Year Ended	Residential and Small Commercial	Other Sales Customers	Transportation
December 31, 2011	86%	4%	10%
December 31, 2010	86%	4%	10%
December 31, 2009	86%	4%	10%

Southwest is not dependent on any one or a few customers such that the loss of any one or several would have a significant adverse impact on earnings or cash flows.

Transportation of customer-secured gas to end-users accounted for 44% of total system throughput in 2011. Customers who utilized this service transported 94 million dekatherms in 2011, 100 million dekatherms in 2010, and 104 million dekatherms in 2009. Although these volumes are significant, these customers provided a much smaller proportionate share of operating margin.

The demand for natural gas is seasonal, with a greater demand in the colder winter months and decreased demand in the warmer summer months. It is the opinion of management that comparisons of earnings for interim periods do not reliably reflect overall trends and changes in operations. The decoupled rate mechanisms in place in the three-state service territory are structured with seasonal variations. Also, earnings for interim periods can be significantly affected by the timing of general rate relief.

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

In California, CPUC regulations allow Southwest to separate or “decouple” the recovery of operating margin from natural gas consumption. In Nevada, a decoupled rate structure applies to most customer classes, providing stability in annual operating margin. In Arizona, Southwest filed a general rate case in November 2010 and requested a rate structure to decouple recovery of the Company’s fixed costs from fluctuations in usage, and enable the Company to aggressively advocate for increased energy efficiency by its customers, which was approved in December 2011 effective January 2012.

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

Information with respect to recent general rate cases and PGA filings is included in the Rates and Regulatory Proceedings section of Management’s Discussion and Analysis (“MD&A”) in the 2011 Annual Report to Shareholders.

The table below lists recent docketed general rate filings and the status of such filing within each ratemaking area:

Ratemaking Area	Type of Filing	Month Filed	Month Final Rates Effective
Arizona:	General rate case	November 2010	January 2012
California:
Northern and Southern	Annual attrition	October 2011	January 2012
Northern and Southern	General rate case	December 2007	January 2009
Nevada:
Northern and Southern	General rate case	April 2009	November 2009
FERC:
Paiute	General rate case	February 2009	April 2010

While Southwest is subject to regulatory rules and oversight with regard to rates and operating requirements under its various state tariffs (and federal tariff, in the case of Paiute Pipeline), it is also subject to regulation with regard to the safety and integrity of its pipeline systems. The Department of Transportation (“DOT”) administers pipeline regulations through the Office of Pipeline Safety, within the Pipeline and Hazardous Materials Safety Administration (“PHMSA”). In recent years, various pieces of legislation have been passed in the areas of distribution integrity, control room management, and pipeline safety. The Pipeline Inspection, Protection, Enforcement, and Safety (“PIPES”) Act of 2006 mandated, among other things, a graduated implementation program for control room management, a requirement to install excess flow valves on single-family residential customer locations, and a Distribution Integrity Management Program (“DIMP”), required to be in place by August 2011, that includes evaluation and mitigation of risks, as well as certain reporting requirements. Additionally, Congress passed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“the Bill”), effective January 2012, which increases/strengthens existing safety requirements, including damage prevention programs, penalty provisions, and requirements related to automatic and remote-controlled shut-off valves, public awareness programs, incident notification, and maximum allowable operating pressure for certain facilities. The Bill requires DOT to conduct further study of existing programs and future requirements. The Company continues to monitor changing pipeline safety legislation and participates to the extent possible in the crafting of associated mandates and reporting. As rules are developed, they could impact the Company’s expenses and the timing and amount of capital expenditures.

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

Demand for natural gas is greatly affected by temperature. On cold days, use of gas by residential and commercial customers can be six times greater than on warm days because of increased use of gas for space heating. To fully satisfy this increased high-priority demand, gas is withdrawn from storage in certain service areas, or peaking supplies are purchased from suppliers. If necessary, service to interruptible lower-priority customers may be curtailed to provide the needed delivery system capacity. Southwest maintains no significant backlog on its orders for gas service.

While weather-related curtailments are rare, Southwest did experience customer outages during two days in February 2011 in the Tucson and Sierra Vista areas of southern Arizona. These outages were the culmination of multiple factors. The delivery of natural gas to Southwest’s distribution system was severely limited due to extreme weather conditions and rolling power outages in Texas, which impacted production capabilities where Southwest procures its natural gas supplies for Arizona. In addition, the interstate pipelines transporting natural gas to Arizona experienced significant supply loss and the extremely cold weather also led to peak natural gas demand. These factors caused pressure and deliverability issues across the southern portion of the western interstate pipeline systems in Arizona, Texas, and New Mexico. The outage impacted approximately 20,000 customers and service was restored quickly.

Natural Gas Supply

Southwest is responsible for acquiring and arranging delivery of natural gas to its system in sufficient quantities to meet its sales customers’ needs. Southwest’s primary gas acquisition objective is to ensure that adequate supplies of natural gas are available at the best cost. Gas is acquired from a wide variety of sources and a mix of purchase provisions, including spot market purchases and firm supplies with a variety of terms. During 2011, Southwest acquired natural gas from 39 suppliers. Southwest regularly monitors the number of suppliers, their quality, and their relative contribution to the overall customer supply portfolio. New suppliers are contracted when possible, and solicitations for supplies are extended to the largest practicable list of suppliers. Competitive pricing, flexibility in meeting Southwest’s requirements, and aggressive participation by suppliers who have demonstrated reliability of service are instrumental to any one supplier’s inclusion in Southwest’s portfolio. The goal of this practice is to mitigate the risk of nonperformance by any one supplier and ensure competitive prices for customer supplies.

Balancing reliability with supply cost results in a continually changing mix of purchase provisions within the supply portfolios. To address the unique requirements of its various market areas, Southwest assembles and administers a separate natural gas supply portfolio for each of its jurisdictional areas. Gas purchases are made in a competitive bid environment.

To mitigate customer exposure to short-term market price volatility, Southwest seeks to fix the price on a portion (currently ranging from 25% to 35%, depending on the jurisdiction) of its forecasted annual normal-weather volume requirement, primarily using firm, fixed-price purchasing arrangements that are secured periodically throughout the year. For the 2011/2012 heating season, fixed-price contracts ranged in price from approximately $4 to $7 per dekatherm. Natural gas purchases not covered by fixed-price contracts are made under variable-price contracts with firm quantities and on the spot market. Prices for these contracts are not known until the month or day of purchase.

The firm gas supply arrangements are structured such that a stated volume of gas is required to be nominated by Southwest and delivered by the supplier. Contracts provide for fixed or market-based penalties to be paid by the non-performing party.

Southwest’s price volatility mitigation program includes the use of financial derivatives for the Arizona and Nevada jurisdictional areas. The combination of fixed-price contracts and these financial derivatives is designed to increase flexibility for Southwest and increase supplier diversification. The cost of such financial derivatives is recovered from customers through PGA mechanisms in each jurisdictional area.

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

Gas supplies for Southwest’s southern system (Arizona, southern Nevada, and southern California properties) are primarily obtained from producing regions in Colorado and New Mexico (San Juan basin), Texas (Permian basin), and Rocky Mountain areas. For its northern system (northern Nevada and northern California properties), Southwest primarily obtains gas from Rocky Mountain producing areas and from Canada.

The landscape for national gas supply has changed dramatically during the last two years. Advanced drilling techniques have provided access to new, abundant, and sustainable gas supplies. The natural gas market has responded with reductions to both price volatility and the total price of the commodity. Most recently, natural gas has reached the lowest prices recorded in a decade. An ample and diverse gas supply is available to Southwest’s customers at a highly competitive price when compared with competing forms of energy.

Southwest arranges for transportation of gas to its Arizona, Nevada, and California service territories through the pipeline systems of El Paso Natural Gas Company (“El Paso”), Kern River Gas Transmission Company (“Kern River”), Transwestern Pipeline Company (“Transwestern”), NWPL, Tuscarora Gas Pipeline Company (“Tuscarora”), Southern California Gas Company, and Paiute. Southwest regularly monitors short- and long-term supply and pipeline capacity availability to ensure the reliability of service to its customers. Southwest currently receives firm transportation service, both on a short- and long-term basis, for all of its service territories on the pipeline systems noted above and also has interruptible contracts in place that allow the transportation of additional gas supplies.

Southwest believes that the current levels of contracted firm interstate capacity are sufficient to serve each of its service territories under normal circumstances. As the need arises to acquire additional capacity on one of the interstate pipeline transmission systems, primarily due to customer growth, Southwest will continue to consider available options to obtain that capacity, either through the use of firm contracts with a pipeline company or by purchasing capacity on the open market.

Competition

Electric utilities are the principal competitors of Southwest for the residential and small commercial markets throughout its service areas. Competition for space heating, general household, and small commercial energy needs generally occurs at the initial installation phase when the customer/builder typically makes the decision as to which type of equipment to install and operate. The customer will generally continue to use the chosen energy source for the life of the equipment. Southwest interfaces directly with the various home builders and commercial property developers in its service territories to ensure that natural gas appliances are considered in new developments and commercial centers. As a result of its efforts, Southwest has continued to experience growth in the new home market among the residential and small commercial customer classes.

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

The Environmental Protection Agency (“EPA”) has issued regulations that require the reporting of greenhouse gas emissions (“GHG”) from large sources and suppliers in the United States in order to facilitate the development of policies and programs to reduce GHGs. The EPA requires annual reporting from large facilities with combustion emissions exceeding 25,000 tons per year. The Company completed GHG inventories for all Southwest and Paiute facilities, based on California emission reporting protocols. These inventories and direct measurement required by the EPA’s GHG Mandatory Reporting Regulations showed that Southwest and Paiute do not operate, control, or own any facilities which have the potential to exceed the 25,000 tons per year threshold.

In 2010, the Company began reporting to the EPA under the Mandatory Reporting Rule (“MRR”) the volumes of natural gas received for distribution to LDC customers. While some parts of the MRR do not apply to Southwest, other required information is already being reported to the Department of Transportation or is available in existing Company databases. A recent addition to the MRR will require the Company to implement new methods for inventorying pipeline components and creating or modifying an existing data management system. The Company is in the process of identifying the most feasible procedures for collecting the information required by this new regulation, but does not expect to incur any material expenditures for compliance with any MRR requirements. The Company is also monitoring other climate legislation which may trigger additional reporting requirements or have financial implications.

Employees

At December 31, 2011, the natural gas operations segment had 2,298 regular full-time equivalent employees. Southwest believes it has a good relationship with its employees and that compensation, benefits, and working conditions afforded its employees are comparable to those generally found in the utility industry. No employees are represented by a union.

CONSTRUCTION SERVICES

NPL is a full-service energy services contractor that primarily provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems. NPL contracts primarily with LDCs to install, repair, and maintain energy distribution systems from the town border station to the end-user. The primary focus of business operations is main and service replacement as well as new business installations. Construction work varies from relatively small projects to the piping of entire communities. Construction activity is seasonal in most areas. Peak construction periods are the summer and fall months in colder climate areas, such as the Midwest. In the warmer climate areas, such as the southwestern United States, construction continues year round.

During the past few years, several factors have impacted the nation’s natural gas distribution system and resulted in an increase in large multi-year distribution pipe replacement projects. Effective February 2010, the Department of Transportation’s Pipeline and Hazardous Materials Safety Administration issued an Integrity Management Program for Gas Distribution Pipelines. This program, known as DIMP, requires operators of gas distribution pipelines to develop and implement integrity management programs to enhance safety by identifying and reducing pipeline integrity risks. Also contributing to the increase in replacement projects were the bonus depreciation tax deduction incentives provided for by the Small Jobs Act of 2010 and the Tax Relief Unemployment Insurance Reauthorization and Job Creation Act of 2010. Finally, funding for planned replacement projects increased due to the improvement of the national credit markets.

The above factors resulted in several large multi-year distribution pipe replacement projects being awarded to NPL. NPL was selected as the contractor on certain of these projects, or one of several contractors to work on others. These contracts are multi-year, and the amount of work completed by NPL will vary from year to year.

NPL business activities are often concentrated in utility service territories where existing energy lines are scheduled for replacement. An LDC will typically contract with NPL to provide pipe replacement services and new line installations. Contract terms generally specify unit-price or fixed-price arrangements. Unit-price contracts establish prices for all of the various services to be performed during the contract period. These contracts often have annual pricing reviews. During 2011, approximately 88% of revenue was earned under unit-price contracts. As of December 31, 2011, no significant backlog existed with respect to outstanding construction contracts.

Materials used by NPL in its construction activities are typically specified, purchased, and supplied by NPL’s customers. Construction contracts also contain provisions which make customers generally liable for remediating environmental hazards encountered during the construction process. Such hazards might include digging in an area that was contaminated prior to construction, finding endangered animals, digging in historically significant sites, etc. Otherwise, NPL’s operations have minimal environmental impact (dust control, normal waste disposal, handling harmful materials, etc.)

Competition within the industry has traditionally been limited to several regional competitors in what has been a largely fragmented industry. Several national competitors also exist within the industry. NPL currently operates in 18 major markets nationwide. Its customers are primarily the principal LDCs in those markets. During 2011, NPL served 64 major customers, with Southwest accounting for approximately 19% of NPL revenues. Additionally, one customer accounted for approximately 11% of total revenue, while six other customers individually accounted for 5% or more of NPL revenues. NPL’s largest customers are long-term customers.

Employment fluctuates between seasonal construction periods, which are normally heaviest in the summer and fall months. At December 31, 2011, NPL had 3,456 regular full-time equivalent employees. Employment peaked in November 2011 when there were 3,489 employees. Most employees are represented by unions and are covered by collective bargaining agreements, which is typical of the utility construction industry.

Operations are conducted from 19 field locations with corporate headquarters located in Phoenix, Arizona. Buildings are normally leased from third parties. The lease terms are typically five years or less. Field location facilities consist of a small building for repairs and land to store equipment.

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

NPL has a 65% interest in IntelliChoice Energy (“ICE”) and consolidates ICE as a majority owned subsidiary. ICE was established in late 2009 and markets natural gas engine-driven heating, ventilating, and air conditioning (“HVAC”) technology and products. To date, ICE has not been a significant component of NPL operating results.

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

We are unable to predict what types of conditions might be imposed on Southwest or what types of determinations might be made in pending or future regulatory proceedings or investigations. We nevertheless believe that it is not uncommon for conditions to be imposed in regulatory proceedings, for Southwest to agree to conditions as part of a settlement of a regulatory proceeding, or for determinations to be made in regulatory investigations that reduce our earnings and liquidity. For example, we may request recovery of a particular operating expense in a general rate case filing that a regulator disallows, negatively impacting our earnings if the expense continues to be incurred. We received regulatory approval of a settlement in our most recent Arizona general rate case filing in which we agreed to not file a general rate case in Arizona until April 30, 2016. This could result in gradual earnings deterioration as costs increase during the stay-out period. If approval of the decoupling mechanism is rescinded by Arizona regulators, the prohibition against the filing of general rate cases will be eliminated.

Our operating results may be adversely impacted by a prolonged economic downturn.

The current economic slowdown in the United States, and particularly in our service areas, has resulted in a marked decline in the new housing market and increases in the inventory of idle/vacant homes. Commercial entities (including restaurants and other service establishments) are also being impacted, resulting in reductions in operations or closures. In addition, a prolonged economic downturn could result in customers voluntarily reducing consumption. If these trends continue, our financial condition, results of operations, and cash flows could be adversely affected. Fluctuations and uncertainties in the economy make it challenging for us to accurately forecast and plan future business activities and to identify risks that may affect our business, financial condition, and operating results. We cannot predict the timing, strength, or duration of any recovery, or any future economic slowdowns. If the economy or the markets in which we operate do not improve (or worsen) from present levels, it may have an adverse effect on our business, financial condition, and results of operations.

We rely on having access to interstate pipelines’ transportation capacity. If these pipelines were not available, it could impact our ability to meet our customers’ full requirements.

We must acquire both sufficient natural gas supplies and interstate pipeline capacity to meet customer requirements. We must contract for reliable and adequate delivery capacity for our distribution system, while considering the dynamics of the interstate pipeline capacity market, our own in-system resources, as well as the characteristics of our customer base. Interruptions to or reductions of interstate pipeline service caused by physical constraints, excessive customer usage, or other force majeure could reduce our normal supply of gas. A prolonged interruption or reduction of interstate pipeline service in any of our jurisdictions, particularly during the winter heating season, would reduce cash flow and earnings.

Our earnings may be materially impacted due to volatility in the cash surrender value of our company-owned life insurance policies during periods in which stock market changes are significant.

We have life insurance policies with a net death benefit value at December 31, 2011 of approximately $227 million on members of management and other key employees to indemnify ourselves against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The net cash surrender value of these policies (which is the cash amount we would receive if we voluntarily terminated the policies) is approximately $74 million at December 31, 2011 and is included in the caption “Other property and investments” on the balance sheet. Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, the cash surrender value (but not the net death benefits) moves up and down consistent with the movements in the broader stock and bond markets. During 2011, Southwest recognized $700,000 in Other income (deductions) due to net death benefits recognized, which offset net decreases in the cash surrender values of its company-owned life insurance policies (compared to an increase of $9.8 million, including net death benefits, in 2010). Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender value components of company-owned life insurance policies, as they progress towards the ultimate death benefits, are also recorded without tax consequences. Currently, we intend to hold the company-owned life insurance policies for their duration and purchase additional policies as necessary. Changes in the cash surrender value of company-owned life insurance policies, except as related to the purchase of additional policies, affect our earnings but not our cash flows.

The cost of providing pension and postretirement benefits is subject to changes in pension asset values, changing demographics, and actuarial assumptions which may have an adverse effect on our financial results.

We provide pension and postretirement benefits to eligible employees. Our costs of providing such benefits are subject to changes in the market value of our pension fund assets, changing demographics, life expectancies of beneficiaries, current and future legislative changes, and various actuarial calculations and assumptions. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, withdrawal rates, interest rates, and other factors. These differences may result in a significant impact on the amount of pension expense or other postretirement benefit costs recorded in future periods. For example, lower than assumed returns on investments and/or reductions in bond yields would result in increased contributions and higher pension expense which would have a negative impact on our cash flows and results of operations.

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

Rate schedules in each of our service territories contain purchased gas adjustment clauses which permit us to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. We have used short-term borrowings in the past to temporarily finance increases in purchased gas costs, and we expect to do so during 2012, if the need again arises.

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

Our operations are subject to inherent hazards and risks such as gas leaks, fires, natural disasters, catastrophic accidents, explosions, pipeline ruptures, and other hazards and risks that may cause unforeseen interruptions, personal injury, or property damage. Additionally, our facilities, machinery, and equipment, including our pipelines, are subject to third party damage from construction activities, vandalism, or acts of terrorism. Such incidents could result in severe business disruptions, significant decreases in revenues, and/or significant additional costs to us. Any such incident could have an adverse effect on our financial condition, earnings and cash flows. In addition, any of these or similar events could cause environmental pollution, personal injury or death claims, damage to our properties or the properties of others, or loss of revenue by us or others.

We maintain liability insurance for some, but not all, risks associated with the operation of our natural gas pipelines and facilities. In connection with these liability insurance policies, we are responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. These liability insurance policies require us to be responsible for the first $1 million dollars (self-insured retention) of each incident plus the first $5 million in total claims above our self-insured retention in the policy year. We cannot predict the likelihood that any future event will occur which will result in a claim exceeding $1 million; however, a large claim for which we were deemed liable would reduce our earnings up to and including these self-insurance maximums.

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

We require numerous permits and other approvals from various federal, state, and local governmental agencies to operate our business; any failure to obtain or maintain required permits or approvals could negatively affect our business and results of operations.

All of our existing and planned development projects require multiple permits. The acquisition, ownership and operation of natural gas pipelines and storage facilities require numerous permits, approvals and certificates from federal, state, and local governmental agencies. Once received, approvals may be subject to litigation, and projects may be delayed or approvals reversed in litigation. If there is a delay in obtaining any required regulatory approvals or if we fail to obtain or maintain any required approvals or to comply with any applicable laws or regulations, we may not be able to construct or operate our facilities, or we may be forced to incur additional costs.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The plant investment of Southwest consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators, which comprise the pipeline systems and facilities located in and around the communities served. Southwest also includes other properties such as land, buildings, furnishings, work equipment, vehicles, and software systems in plant investment. The northern Nevada and northern California properties of Southwest are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Several properties are leased by Southwest, including a portion of the corporate headquarters office complex located in Las Vegas, Nevada and the administrative offices in Phoenix, Arizona. Total gas plant, exclusive of leased property, at December 31, 2011 was $4.9 billion, including construction work in progress. It is the opinion of management that the properties of Southwest are suitable and adequate for its purposes.

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

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The listing of the executive officers of the Company is set forth under Part III Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, which by this reference is incorporated herein.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which the common stock of the Company is traded is the New York Stock Exchange. At February 15, 2012, there were 16,668 holders of record of common stock, and the market price of the common stock was $41.86. The quarterly market price of, and dividends on, Company common stock required by this item are included in the 2011 Annual Report to Shareholders filed as an exhibit hereto and incorporated herein by reference.

In February 2012, the Board of Directors (“Board”) increased the quarterly dividend payout to 29.5 cents per share, effective with the June 2012 payment. This marks the sixth consecutive year in which the dividend was increased. In reviewing dividend policy, the Board considers the adequacy and sustainability of the earnings and cash flows of the Company and its subsidiaries; the strength of the Company’s capital structure; the sustainability of the dividend through all business cycles; and whether the dividend is within a normal payout range for its respective businesses. The quarterly common stock dividend declared was 23.75 cents per share throughout 2009, 25 cents per share throughout 2010, and 26.5 cents per share throughout 2011.

Item 6.	SELECTED FINANCIAL DATA

Information required by this item is included in the 2011 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is included in the 2011 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various forms of market risk, including commodity price risk, weather risk, and interest rate risk. The following describes the Company’s exposure to these risks.

Commodity Price Risk

In managing its natural gas supply portfolios, Southwest has historically entered into short duration (generally one year or less) fixed-price contracts and variable-price contracts (firm and spot). Southwest has experienced price volatility over the past several years and volatility is expected to continue into 2012 and beyond.

Southwest is protected financially from commodity price risk by deferred energy or purchased gas adjustment (collectively “PGA”) mechanisms in each of its jurisdictions. These mechanisms generally allow Southwest to defer over- or under-collections of gas costs to PGA balancing accounts. With regulatory approval, Southwest can either refund amounts over-collected or recoup amounts under-collected in future periods. In addition to the PGA mechanism, Southwest utilizes volatility mitigation programs to attempt to further reduce price volatility for customers. Under these programs, Southwest fixes the price of a portion (currently ranging from 25% to 35%, depending on the jurisdiction) of its natural gas portfolio using fixed-price contracts and/or derivative instruments (fixed-for-floating swaps), and where available, natural gas storage.

Southwest’s natural gas purchase practices are subject to prudence review by the various regulatory bodies in each jurisdiction. PGA changes affect cash flows and potentially short-term borrowing requirements, but do not directly impact profit margin.

Weather Risk

Rate design is the primary mechanism available to Southwest to mitigate weather risk. As of January 2012, all of Southwest’s service territories have decoupled rate structures which mitigate weather risk. In California, CPUC regulations allow Southwest to decouple operating margin from usage and offset weather risk. In Nevada, a decoupled rate structure applies to most customer classes providing stability in annual operating margin by insulating the Company from the effects of lower usage (including volumes associated with unusual weather). In Arizona, the ACC recently approved a fully decoupled rate structure with a monthly weather normalization provision effective January 2012.

Interest Rate Risk

Interest rate risk is the risk that changes in interest rates could adversely affect earnings or cash flows. The primary interest rate risk for the Company is the risk of increasing interest rates on variable-rate obligations. Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. In Nevada, fluctuations in interest rates on $100 million of variable-rate Industrial Development Revenue Bonds (“IDRBs”) are tracked and recovered from ratepayers through an interest balancing account, which mitigates risk to earnings and cash flows from interest rate fluctuations on these IDRBs between general rate cases. As of December 31, 2011 and 2010, Southwest had $209 million and $100 million, respectively, in variable-rate debt outstanding, excluding the IDRBs noted above. Assuming a constant outstanding balance in variable-rate debt for the next twelve months, a hypothetical 1% change in interest rates would increase or decrease interest expense for the next twelve months by approximately $2 million.

The Company is also exposed to interest rate risk associated with new debt financing needed to fund maturities of long-term debt. Southwest has $200 million of long-term debt maturing in May 2012 and plans to fund that obligation by issuing at least $200 million of debentures by the maturity date. In connection with the planned debt issuance, the Company, in January 2010, entered into a forward-starting interest rate swap (“FSIRS”) agreement to hedge the risk of interest rate variability during the period leading up to the planned issuance. The counterparties to the agreement comprise four major banking institutions. The FSIRS has a notional amount of $100 million (with Southwest as the fixed-rate payer at a rate of 4.78%) and has a mandatory termination date on or before March 20, 2012. Southwest designated the FSIRS agreement as a cash flow hedge of forecasted future interest payments.

Other risk information is included in Item 1A. Risk Factors of this report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Southwest Gas Corporation and Notes thereto, together with the report of PricewaterhouseCoopers LLP, are included in the 2011 Annual Report to Shareholders and are incorporated herein by reference.

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

Based on the most recent evaluation, as of December 31, 2011, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

Internal Control Over Financial Reporting

The report of management of the Company required to be reported herein is incorporated by reference to the information reported in the 2011 Annual Report to Shareholders under the caption “Management’s Report on Internal Control Over Financial Reporting” on page 75.

The Attestation Report of the Independent Registered Public Accounting Firm required to be reported herein is incorporated by reference to the information reported in the 2011 Annual Report to Shareholders under the caption “Report of Independent Registered Public Accounting Firm” on page 76.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

On February 24, 2012, the Board of Directors (the “Board”) of the Company approved a Change in Control Agreement (the “Change in Control Agreement”) with Jeffrey W. Shaw, the Company’s Chief Executive Officer. The Change in Control Agreement will be effective June 1, 2012, following the expiration of Mr. Shaw’s existing employment agreement (the “Expiring Agreement”).

The Change in Control Agreement is in substantially the same form as the change in control agreements between the Company and its other executive officers, has a term of three years with no automatic extension and does not provide any benefits if Mr. Shaw is terminated for cause or if he is terminated without cause in the absence of a change in control. The Change in Control Agreement has a so-called “double trigger” which provides severance benefits if within 24 months after a change in control, Mr. Shaw terminates his employment with the Company for good reason or the Company terminates his employment other than for death, disability or cause (each, a “Termination Event”); provided that Mr. Shaw signs a release of claims against the Company. The lump-sum severance payment is equal to the sum of 36 months base salary, an award opportunity at 100% of target for incentive plans, and an amount equal to the full cost of medical and dental COBRA insurance and replacement disability and life insurance. The severance benefits also include the acceleration of vesting of outstanding equity awards, the payment of benefits under the Company’s Supplemental Executive Retirement Plan (the “SERP”) plus 6 vesting points toward age and/or service requirements under the SERP, and the reimbursement of up to $30,000 for outplacement services. The Change in Control Agreement provides for a modified golden parachute cutback provision, meaning that if the golden parachute excise tax would be assessed on payments or other benefits received in connection with a change in control, Mr. Shaw would be entitled to receive: (i) the full aggregate amount of payments and other benefits to which he is entitled or (ii) an amount equal to one dollar less than three times Mr. Shaw’s “base amount,” whichever results in Mr. Shaw’s receipt of the largest aggregate amount, taking into account all applicable federal, state, and local taxes. The Change in Control Agreement does not contain a tax gross-up for excise tax.

The Company and Mr. Shaw also entered into a letter agreement, which will also be effective June 1, 2012 (the “Letter Agreement”), to provide Mr. Shaw with post-termination benefits upon the occurrence of a Termination Event in the absence of a change in control. If such a Termination Event occurs, Mr. Shaw would receive a lump-sum payment equal to 12 months of base salary, plus incentive compensation for the period during the applicable plan year preceding the date of termination and for a period of 12 months following the date of such termination. The severance benefits also include the acceleration of vesting of outstanding equity awards and up to an additional 2 years toward the age assumption for eligibility, vesting and calculation of benefits under the SERP. The Letter Agreement does not provide any special welfare or fringe benefits. The Letter Agreement will terminate on Mr. Shaw’s 55th birthday (November 9, 2013).

The Change in Control Agreement and the Letter Agreement, collectively, provide for the following reductions in benefits as compared to the Expiring Agreement:

•	Replacement of the tax gross-up for excise tax with a modified cutback provision;
•	Reduction in SERP vesting points (reduced from 15 to 6 following a change in control and from 15 to 2 in the absence of a change in control); and

•

Reduction of fringe benefits included in severance payments (which previously included a payment of 20% of base salary for the severance period and covered certain anticipated expenses for relocation, office space and secretarial services).

The foregoing descriptions of the Change in Control Agreement and Letter Agreement are qualified in their entirety by references to the terms of the Change in Control Agreement and Letter Agreement, copies of which are attached to this Form 10-K as Exhibits 10.23 and 10.24, respectively, and incorporated herein by reference.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2012 Proxy Statement, which by this reference is incorporated herein.

(b) Identification of Executive Officers. The name, age, position, and period position held during the last five years for each of the Executive Officers of the Company as of December 31, 2011 are as follows:

Jeffrey W. Shaw	53	Chief Executive Officer	2007-Present
James P. Kane	65	President	2007-Present
Roy R. Centrella	54	Senior Vice President/Chief Financial Officer	2010-Present
		Vice President/Controller and Chief Accounting Officer	2007-2010
Eric DeBonis	44	Senior Vice President/Staff Operations & Technology	2011-Present
		Vice President/Special Projects	2010-2011
		Vice President/Central Arizona Division	2008-2010
		General Manager/East Region/Central Arizona Division	2007-2008
		Director/Gas Operations/Central Arizona Division	2007
John P. Hester	49	Senior Vice President/Regulatory Affairs & Energy Resources	2007-Present
Edward A. Janov	57	Senior Vice President/Corporate Development	2010-Present
		Senior Vice President/Finance	2007-2010
Karen S. Haller	48	Vice President/General Counsel, Compliance Officer,
		and Corporate Secretary	2010-Present
		Vice President/General Counsel and Compliance Officer	2008-2010
		Vice President/Deputy General Counsel and Compliance Officer	2008
		Assistant General Counsel and Director/Legal Affairs	2007-2008
Kenneth J. Kenny	49	Vice President/Finance/Treasurer	2010-Present
		Vice President/Treasurer	2007-2010
Laura Lopez Hobbs	52	Vice President/Administration	2010-Present
		Vice President/Human Resources	2008-2010
		Director/Human Resources	2007-2008
Gregory J. Peterson	52	Vice President/Controller and Chief Accounting Officer	2010-Present
		Assistant Controller	2007-2010

(c) Identification of Certain Significant Employees. None.

(d) Family Relationships. No Directors or Executive Officers are related either by blood, marriage, or adoption.

(e) Business Experience. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2012 Proxy Statement, which by this reference is incorporated herein. All Executive Officers have held responsible positions with the Company for at least five years as described in (b) above.

(f) Involvement in Certain Legal Proceedings. None.

(g) Promoters and Control Persons. None.

(h) Audit Committee Financial Expert. Information with respect to the financial expert of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2012 Proxy Statement, which by this reference is incorporated herein.

(i) Identification of the Audit Committee. Information with respect to the composition of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2012 Proxy Statement, which by this reference is incorporated herein.

(j) Material Changes in Director Nomination Procedures for Security Holders. None.

Section 16(a) Beneficial Ownership Reporting Compliance. The Company has adopted procedures to assist its directors and executive officers in complying with Section 16(a) of the Exchange Act which includes assisting in the preparation of forms for filing. Based upon a review of filings with the SEC and written representations that no other reports were required, the Company believes that all of its directors and executive officers complied during 2011 with the reporting requirements of Section 16(a) of the Exchange Act, except for the following Form 4s:

The purchase of Company common stock by director Thomas A. Thomas of 300 shares on June 20, 2011 was reported on June 30, 2011 and his purchase of 500 shares on August 11, 2011 was reported on August 30, 2011.

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

Information with respect to executive compensation is set forth under the heading “Executive Compensation” in the definitive 2012 Proxy Statement, which by this reference is incorporated herein.

(a) Compensation Committee Interlocks and Insider Participation. Information with respect to Compensation Committee interlocks and insider participation is set forth under the heading “Governance of the Company” in the definitive 2012 Proxy Statement, which by this reference is incorporated herein.

(b) Compensation Committee Report. Information with respect to the Compensation Committee Report is set forth under the heading “Compensation Committee Report” in the definitive 2012 Proxy Statement, which by this reference is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2012 Proxy Statement, which by this reference is incorporated herein.

(b) Security Ownership of Management. Information with respect to security ownership of management is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2012 Proxy Statement, which by this reference is incorporated herein.

(c) Changes in Control. None.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

At December 31, 2011, the Company had three stock-based compensation plans. With respect to the first plan, the Company previously granted options to purchase shares of common stock to key employees and outside directors. The option grants in 2006 consumed the remaining options that could be issued under the option plan and no future grants are anticipated.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column a)
	(a)	(b)	(c)
(Thousands of shares)
Equity compensation plans approved by security holders	177	$27.28	-
Equity compensation plans not approved by security holders	-	-	-

Total	177	$27.28	-

Pursuant to the terms of the management incentive plan, the Company may issue performance shares to encourage key employees to remain in its employment to achieve short-term and long-term performance goals.

Plan category	Number of securities to be issued upon vesting of performance shares	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance (excluding securities reflected in column a)
	(a)	(b)	(c)
(Thousands of shares)
Equity compensation plans approved by security holders	361	$30.66	322
Equity compensation plans not approved by security holders	-	-	-

Total	361	$30.66	322

Pursuant to the terms of the restricted stock/unit plan, the Company may award restricted stock and restricted stock units to attract, motivate, retain and reward key employees with incentives for high levels of individual performance and improved financial performance of the Company and to attract, motivate, and retain experienced and knowledgeable independent directors.

Plan category	Number of securities to be issued upon vesting of restricted stock units	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance (excluding securities reflected in column a)
	(a)	(b)	(c)
(Thousands of shares)
Equity compensation plans approved by security holders	176	$32.65	66
Equity compensation plans not approved by security holders	-	-	-

Total	176	$32.65	66

Additional information regarding the three equity compensation plans is included in Note 11 of the Notes to Consolidated Financial Statements in the 2011 Annual Report to Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions, and director independence is set forth under the heading “Governance of the Company” in the definitive 2012 Proxy Statement, which by this reference is incorporated herein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to accounting fees and services associated with PricewaterhouseCoopers LLP is set forth under the heading “Selection of Independent Registered Public Accounting Firm” in the definitive 2012 Proxy Statement, which by this reference is incorporated herein.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report on Form 10-K:

(1)

The Consolidated Financial Statements of the Company (including the Report of Independent Registered Public Accounting Firm) required to be reported herein are incorporated by reference to the information reported in the 2011 Annual Report to Shareholders under the following captions:

(2)	All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(3)	See LIST OF EXHIBITS.

(b)	See LIST OF EXHIBITS.

LIST OF EXHIBITS

Exhibit Number	Description of Document
3(i)	Restated Articles of Incorporation, as amended. Incorporated herein by reference to Exhibit 3(i) to Form 10-Q for the quarter ended September 30, 2007, File No. 1-07850.

3(ii)	Amended Bylaws of Southwest Gas Corporation. Incorporated herein by reference to Exhibit 3(ii) to Form 8-K dated November 15, 2011, File No. 1-07850.

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

4.10	Certificate of Trust of Southwest Gas Capital II. Incorporated herein by reference to Exhibit 4.03 to Form S-3 dated August 7, 2003, File No. 333-106419.

4.11	Certificate of Trust of Southwest Gas Capital III. Incorporated herein by reference to Exhibit 4.04 to Form S-3 dated August 7, 2003, File No. 333-106419.

4.12	Certificate of Trust of Southwest Gas Capital IV. Incorporated herein by reference to Exhibit 4.05 to Form S-3 dated August 7, 2003, File No. 333-106419.

4.13	Trust Agreement of Southwest Gas Capital III. Incorporated herein by reference to Exhibit 4.07 to Form S-3 dated August 7, 2003, File No. 333-106419.

4.14	Trust Agreement of Southwest Gas Capital IV. Incorporated herein by reference to Exhibit 4.08 to Form S-3 dated August 7, 2003, File No. 333-106419.

4.15	Form of Common Stock Certificate. Incorporated herein by reference to Exhibit 4 to Form 8-K dated July 22, 2003, File No. 1-07850.

4.16	Form of Amended and Restated Trust Agreement of Southwest Gas Capital II. Incorporated herein by reference to Exhibit 4.09 to Form 8-K dated August 20, 2003, File No. 1-07850.

4.17

Indenture between Clark County, Nevada, and BNY Midwest Trust Company as Trustee, dated as of July 1, 2004, with respect to the issuance of $65,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation), Series 2004A, due 2034. Incorporated herein by reference to Exhibit 4 to Form 10-Q for the quarter ended September 30, 2004, File No. 1-07850.

4.18

Indenture between Clark County, Nevada, and BNY Midwest Trust Company as Trustee, dated as of October 1, 2004, with respect to the issuance of $75,000,000 Industrial Development Refunding Revenue Bonds (Southwest Gas Corporation), Series 2004B, due 2033. Incorporated herein by reference to Exhibit 4.01 to Form 10-K for the year ended December 31, 2004,
File No. 1-07850.

4.19

Indenture of Trust between Clark County, Nevada, and the Bank of New York Trust Company, N.A. as Trustee, dated as of October 1, 2005, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2005A. Incorporated herein by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2005, File No. 1-07850.

4.20

Indenture of Trust between Clark County, Nevada, and the Bank of New York Trust Company, N.A. as Trustee, dated as of September 1, 2006, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2006A. Incorporated herein by reference to Exhibit 4.01 to Form 10-Q for the quarter ended September 30, 2006, File No. 1-07850.

4.21

Indenture of Trust between Clark County, Nevada, and the BNY Midwest Trust Company, as Trustee, dated as of March 1, 2003, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2003. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended September 30, 2008, File No. 1-07850.

4.22

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

4.24

Note Purchase Agreement, dated November 18, 2010, by and between the Company and Metropolitan Life Insurance Company, John Hancock Life Insurance Company (U.S.A.), certain of their respective affiliates, and Union Fidelity Life Insurance Company. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated November 18, 2010, File No. 1-07850.

4.25	Form of 6.1% Senior Note due 2041. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated November 18, 2010, File No. 1-07850.

4.26

Indenture, dated December 7, 2010, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated December 7, 2010,
File No. 1-07850.

4.27

First Supplemental Indenture, dated as of December 10, 2010, supplementing and amending the indenture dated as of December 7, 2010, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (including the Form of 4.45% Senior Notes due 2020). Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated December 10, 2010, File No. 1-07850.

4.28

The Company hereby agrees to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Southwest Gas Corporation or its subsidiaries; the total amount of securities authorized thereunder does not exceed 10% of the consolidated total assets of Southwest Gas Corporation and its subsidiaries.

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

10.07 *	Form of Change in Control Agreement with Company Officers. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended March 31, 2011, File No. 1-07850.

10.08 *

Form of General Release – Attachment A to Form of Change in Control Agreement with Company Officers. Incorporated herein by reference to Exhibit 10.02 to Form 10-Q for the quarter ended March 31, 2011, File No. 1-07850.

10.09 *

Southwest Gas Corporation Management Incentive Plan, amended and restated effective January 20, 2009. Incorporated herein by reference to Appendix A to the Proxy Statement dated March 18, 2009, File No. 1-07850.

10.10 *

Southwest Gas Corporation 2002 Stock Incentive Plan. Incorporated herein by reference to the Proxy Statement dated April 2, 2002, File No. 1-07850. Southwest Gas Corporation 1996 Stock Incentive Plan. Incorporated herein by reference to Appendix C to the Proxy Statement dated May 30, 1996, File No. 1-07850.

10.11 *

Southwest Gas Corporation Executive Deferral Plan, amended and restated March 1, 2008, effective January 1, 2005. Southwest Gas Corporation Executive Deferral Plan, amended and restated effective January 1, 2009. Incorporated herein by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2008, File No. 1-07850.

10.12 *

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

10.14 *	Form of Executive Option Grant under 2002 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10 to Form 10-Q for the quarter ended September 30, 2004, File No. 1-07850.

10.15

Financing Agreement dated as of October 1, 2004 by and between the Company and Clark County, Nevada, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2004B. Incorporated herein by reference to Exhibit 10.01 to Form 10-K for the year ended December 31, 2004, File No. 1-07850.

10.16

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

10.17

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

10.18

Financing Agreement dated as of October 1, 2005 by and between Clark County, Nevada, and Southwest Gas Corporation relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2005A. Incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2005, File No. 1-07850.

10.19

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

10.22 *	Southwest Gas Corporation 2006 Restricted Stock/Unit Plan, amended and restated January 17, 2012.

10.23 *	Change in Control Agreement with Jeffrey W. Shaw, Chief Executive Officer of Southwest Gas Corporation.

10.24 *	Letter Agreement with Jeffrey W. Shaw, Chief Executive Officer of Southwest Gas Corporation, with respect to post-termination benefits.

12.01	Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.

13.01	Portions of 2011 Annual Report to Shareholders incorporated by reference to the Form 10-K.

21.01	List of subsidiaries of Southwest Gas Corporation.

23.01	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.01	Section 302 Certifications.

32.01	Section 906 Certifications.

101.01

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to the Consolidated Financial Statements.

*  Management Contracts or Compensation Plans

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS CORPORATION

Date: February 28, 2012	By /s/ JEFFREY W. SHAW
Jeffrey W. Shaw
Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. BOUGHNER (Robert L. Boughner)	Director	February 28, 2012

/s/ JOSE A. CARDENAS (Jose A. Cardenas)	Director	February 28, 2012

/s/ THOMAS E. CHESTNUT (Thomas E. Chestnut)	Director	February 28, 2012

/s/ STEPHEN C. COMER (Stephen C. Comer)	Director	February 28, 2012

/s/ LEROY C. HANNEMAN, JR. (LeRoy C. Hanneman, Jr.)	Director	February 28, 2012

/s/ MICHAEL O. MAFFIE (Michael O. Maffie)	Director	February 28, 2012

/s/ ANNE L. MARIUCCI (Anne L. Mariucci)	Director	February 28, 2012

/s/ MICHAEL J. MELARKEY (Michael J. Melarkey)	Chairman of the Board of Directors	February 28, 2012

/s/ JEFFREY W. SHAW (Jeffrey W. Shaw)	Director and Chief Executive Officer	February 28, 2012

/s/ A. RANDALL THOMAN (A. Randall Thoman)	Director	February 28, 2012

/s/ THOMAS A. THOMAS (Thomas A. Thomas)	Director	February 28, 2012

/s/ TERRENCE L. WRIGHT (Terrence L. Wright)	Director	February 28, 2012

/s/ ROY R. CENTRELLA (Roy R. Centrella)	Senior Vice President/ Chief Financial Officer	February 28, 2012

/s/ GREGORY J. PETERSON (Gregory J. Peterson)	Vice President, Controller, and Chief Accounting Officer	February 28, 2012

EXHIBIT INDEX

Exhibit Number	Description of Document

10.22	Southwest Gas Corporation 2006 Restricted Stock/Unit Plan, amended and restated January 17, 2012.

10.23	Change in Control Agreement with Jeffrey W. Shaw, Chief Executive Officer of Southwest Gas Corporation.

10.24	Letter Agreement with Jeffrey W. Shaw, Chief Executive Officer of Southwest Gas Corporation, with respect to post-termination benefits.

12.01	Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.

13.01	Portions of 2011 Annual Report to Shareholders incorporated by reference to Form 10-K.

21.01	List of Subsidiaries of Southwest Gas Corporation.

23.01	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.01	Section 302 Certifications.

32.01	Section 906 Certifications.

101.01

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to the Consolidated Financial Statements.