Form 10-Q
period 2012-03-31
SOUTHWEST GAS CORP
filed 2012-05-09
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Common Stock, $1 Par Value, 46,112,072 shares as of April 27, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except par value)

(Unaudited)

	MARCH 31, 2012	DECEMBER 31, 2011
ASSETS
Utility plant:
Gas plant	$4,842,972	$4,811,050
Less: accumulated depreciation	(1,667,904)	(1,638,091)
Acquisition adjustments, net	1,045	1,091
Construction work in progress	58,817	44,894

Net utility plant	3,234,930	3,218,944

Other property and investments	220,847	192,004

Restricted cash	-	12,785

Current assets:
Cash and cash equivalents	218,060	21,937
Accounts receivable, net of allowances	210,735	209,246
Accrued utility revenue	43,700	70,300
Income taxes receivable, net	2,299	7,793
Deferred income taxes	33,815	53,435
Deferred purchased gas costs	-	2,323
Prepaids and other current assets	77,330	96,598

Total current assets	585,939	461,632

Deferred charges and other assets	395,381	390,642

Total assets	$4,437,097	$4,276,007

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued and outstanding - 46,110,072 and 45,956,088 shares)	$47,740	$47,586
Additional paid-in capital	823,460	821,640
Accumulated other comprehensive income (loss), net	(46,840)	(49,331)
Retained earnings	471,265	406,125

Total Southwest Gas Corporation equity	1,295,625	1,226,020
Noncontrolling interest	(1,073)	(989)

Total equity	1,294,552	1,225,031
Long-term debt, less current maturities	1,188,076	930,858

Total capitalization	2,482,628	2,155,889

Current liabilities:
Current maturities of long-term debt	205,055	322,618
Accounts payable	132,544	186,755
Customer deposits	83,138	83,839
Accrued general taxes	58,565	42,102
Accrued interest	19,305	16,699
Deferred purchased gas costs	75,715	72,426
Other current liabilities	115,012	123,129

Total current liabilities	689,334	847,568

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	578,563	557,118
Taxes payable	759	828
Accumulated removal costs	239,000	233,000
Other deferred credits	446,813	481,604

Total deferred income taxes and other credits	1,265,135	1,272,550

Total capitalization and liabilities	$4,437,097	$4,276,007

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,		TWELVE MONTHS ENDED MARCH 31,
	2012	2011	2012	2011
Operating revenues:
Gas operating revenues	$530,713	$553,853	$1,380,226	$1,451,251
Construction revenues	126,932	74,587	536,167	338,809

Total operating revenues	657,645	628,440	1,916,393	1,790,060

Operating expenses:
Net cost of gas sold	242,747	283,806	572,430	667,726
Operations and maintenance	95,850	90,950	363,398	359,188
Depreciation and amortization	54,163	48,862	205,770	191,629
Taxes other than income taxes	10,731	9,869	41,811	38,972
Construction expenses	119,531	68,618	474,616	295,825

Total operating expenses	523,022	502,105	1,658,025	1,553,340

Operating income	134,623	126,335	258,368	236,720

Other income and (expenses):
Net interest deductions	(17,159)	(17,959)	(68,802)	(75,461)
Other income (deductions)	5,428	(278)	294	4,095

Total other income and (expenses)	(11,731)	(18,237)	(68,508)	(71,366)

Income before income taxes	122,892	108,098	189,860	165,354
Income tax expense	44,057	39,744	67,616	58,007

Net income	78,835	68,354	122,244	107,347
Net income (loss) attributable to noncontrolling interest	(84)	(195)	(413)	(431)

Net income attributable to Southwest Gas Corporation	$78,919	$68,549	$122,657	$107,778

Basic earnings per share	$1.71	$1.50	$2.67	$2.37

Diluted earnings per share	$1.70	$1.48	$2.65	$2.34

Dividends declared per share	$0.295	$0.265	$1.090	$1.015

Average number of common shares outstanding	46,068	45,763	45,934	45,538
Average shares outstanding (assuming dilution)	46,467	46,178	46,363	45,966

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,		TWELVE MONTHS ENDED MARCH 31,
	2012	2011	2012	2011
Net Income	$78,835	$68,354	$122,244	$107,347

Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	-	-	(84,005)	(5,616)
Amortization of transition obligation	134	134	537	537
Amortization of net loss	3,968	2,412	11,209	8,048
Regulatory adjustment	(3,626)	(2,226)	64,277	(148)

Net defined benefit pension plans	476	320	(7,982)	2,821

Forward-starting interest rate swaps:
Unrealized/realized gain (loss)	1,834	416	(9,716)	(10,408)
Amounts reclassified into net income	181	181	725	241

Net forward-starting interest rate swaps	2,015	597	(8,991)	(10,167)

Total other comprehensive income (loss), net of tax	2,491	917	(16,973)	(7,346)

Comprehensive income	81,326	69,271	105,271	100,001
Comprehensive income (loss) attributable to noncontrolling interest	(84)	(195)	(413)	(431)

Comprehensive income attributable to Southwest Gas Corporation	$81,410	$69,466	$105,684	$100,432

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,		TWELVE MONTHS ENDED MARCH 31,
	2012	2011	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$78,835	$68,354	$122,244	$107,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,163	48,862	205,770	191,629
Deferred income taxes	39,538	13,949	82,056	62,862
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(1,489)	(21,432)	(41,698)	7,170
Accrued utility revenue	26,600	22,900	(2,200)	2,200
Deferred purchased gas costs	5,612	(32,152)	(15,121)	(2,508)
Accounts payable	(56,085)	(51,078)	10,819	(5,870)
Accrued taxes	21,888	52,754	(15,887)	(20,368)
Other current assets and liabilities	36,413	29,281	3,785	16,636
Gains on sale	(1,414)	(885)	(3,836)	(2,200)
Changes in undistributed stock compensation	1,101	2,843	4,383	4,585
AFUDC and property-related changes	(322)	(124)	(1,352)	(791)
Changes in other assets and deferred charges	(16,058)	(6,633)	1,600	(15,328)
Changes in other liabilities and deferred credits	(22,409)	4,152	(62,939)	(6,200)

Net cash provided by operating activities	166,373	130,791	287,624	339,164

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(84,965)	(51,817)	(414,139)	(233,104)
Change in restricted cash	12,785	-	37,781	11,995
Changes in customer advances	(6,553)	(880)	(13,444)	(446)
Miscellaneous inflows	2,264	1,371	8,579	4,489
Miscellaneous outflows	-	(2,500)	(219)	(5,300)

Net cash used in investing activities	(76,469)	(53,826)	(381,442)	(222,366)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	732	4,003	4,131	11,095
Dividends paid	(12,215)	(11,446)	(48,698)	(45,550)
Interest rate swap settlement	(21,754)	-	(21,754)	(11,691)
Issuance of long-term debt	325,878	125,000	475,476	248,960
Retirement of long-term debt	(77,422)	(202,243)	(205,652)	(205,242)
Change in credit facility	(109,000)	-	-	(45,000)

Net cash provided by (used in) financing activities	106,219	(84,686)	203,503	(47,428)

Change in cash and cash equivalents	196,123	(7,721)	109,685	69,370
Cash and cash equivalents at beginning of period	21,937	116,096	108,375	39,005

Cash and cash equivalents at end of period	$218,060	$108,375	$218,060	$108,375

Supplemental information:
Interest paid, net of amounts capitalized	$37,246	$17,715	$89,373	$84,039
Income taxes paid (received)	(1,189)	(16,859)	2,035	5,996

The accompanying notes are an integral part of these statements.

Note 1 – Nature of Operations and Basis of Presentation

Nature of Operations.  Southwest Gas Corporation and its subsidiaries (the “Company”) consist of two segments: natural gas operations (“Southwest” or the “natural gas operations” segment) and construction services. Southwest is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. The public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of results for a full year. Natural gas purchases and the timing of related recoveries can materially impact liquidity. NPL Construction Co. (“NPL” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that primarily provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems. Typically, NPL revenues and profit are lowest during the first quarter of the year due to unfavorable winter weather conditions. Operating results typically improve as more favorable weather conditions occur during the summer and fall months.

Basis of Presentation.  The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2011 Annual Report to Shareholders, which is incorporated by reference into the 2011 Form 10-K.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and financial instruments with a purchase-date maturity of three months or less. Cash and cash equivalents fall within Level 1 (quoted prices for identical financial instruments) of the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability.

Intercompany Transactions.  NPL recognizes revenues generated from contracts with Southwest (see Note 3 – Segment Information below). Accounts receivable for these services are presented in the table below (thousands of dollars):

	March 31, 2012	December 31, 2011

Accounts receivable for NPL services	$5,185	$6,205

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

Other Income (Deductions).  The following table provides the composition of significant items included in Other income (deductions) on the consolidated statements of income (thousands of dollars):

	Three Months Ended		Twelve Months Ended
	March 31		March 31
	2012	2011	2012	2011

Change in COLI policies	$5,200	$2,200	$3,700	$10,480
Interest income	226	92	619	265
Pipe replacement costs	(9)	(886)	(3,884)	(4,339)
Miscellaneous income and (expense)	11	(1,684)	(141)	(2,311)

Total other income (deductions)	$5,428	$(278)	$294	$4,095

Included in the table above is the change in cash surrender values of company-owned life insurance (“COLI”) policies (including net death benefits recognized). These life insurance policies on members of management and other key employees are used by Southwest to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, the change in the cash surrender value components of COLI policies, as they progress towards the ultimate death benefits, is also recorded without tax consequences. Pipe replacement costs include amounts associated with certain Arizona non-recoverable pipe replacement work.

Recently Issued Accounting Standards Updates.  In December 2011, the Financial Accounting Standards Board (“FASB”) issued the update “Balance Sheet (Topic 210).” The update requires an entity to disclose information about financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. This information is intended to enable users of an entity’s financial statements to understand the effect of those arrangements on the entity’s financial position. The Company will adopt this update, as required, on January 1, 2013 for interim and annual reporting periods. All disclosures are required to be provided retrospectively for all periods presented. This update is not expected to have a material impact on the Company’s disclosures.

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

	Qualified Retirement Plan
	Period Ended March 31,
	Three Months		Twelve Months
	2012	2011	2012	2011
(Thousands of dollars)
Service cost	$5,079	$4,431	$18,373	$17,130
Interest cost	9,567	9,319	37,524	36,029
Expected return on plan assets	(11,445)	(10,029)	(41,530)	(37,432)
Amortization of net loss	5,971	3,587	16,732	11,445

Net periodic benefit cost	$9,172	$7,308	$31,099	$27,172

	SERP
	Period Ended March 31,
	Three Months		Twelve Months
	2012	2011	2012	2011
(Thousands of dollars)
Service cost	$69	$55	$231	$334
Interest cost	407	441	1,732	1,975
Amortization of net loss	171	157	645	1,023

Net periodic benefit cost	$647	$653	$2,608	$3,332

	PBOP
	Period Ended March 31,
	Three Months		Twelve Months
	2012	2011	2012	2011
(Thousands of dollars)
Service cost	$245	$215	$888	$857
Interest cost	636	658	2,609	2,527
Expected return on plan assets	(601)	(595)	(2,385)	(2,165)
Amortization of transition obligation	217	216	868	866
Amortization of net loss	258	147	701	513

Net periodic benefit cost	$755	$641	$2,681	$2,598

Note 3 – Segment Information

The following tables present revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas Operations	Construction Services	Total
Three months ended March 31, 2012
Revenues from external customers	$530,713	$110,887	$641,600
Intersegment revenues	-	16,045	16,045

Total	$530,713	$126,932	$657,645

Segment net income (loss)	$79,366	$(447)	$78,919

Three months ended March 31, 2011
Revenues from external customers	$553,853	$61,777	$615,630
Intersegment revenues	-	12,810	12,810

Total	$553,853	$74,587	$628,440

Segment net income	$68,015	$534	$68,549

Twelve months ended March 31, 2012
Revenues from external customers	$1,380,226	$440,811	$1,821,037
Intersegment revenues	-	95,356	95,356

Total	$1,380,226	$536,167	$1,916,393

Segment net income	$102,771	$19,886	$122,657

Twelve months ended March 31, 2011
Revenues from external customers	$1,451,251	$276,833	$1,728,084
Intersegment revenues	-	61,976	61,976

Total	$1,451,251	$338,809	$1,790,060

Segment net income	$94,080	$13,698	$107,778

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

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on a portion (currently ranging from 25% to 35%, depending on the jurisdiction) of its natural gas supply portfolios. The maturities of the Swaps highly correlate to forecasted purchases of natural gas, during time frames ranging from April 2012 through March 2014. Under such contracts, Southwest pays the counterparty at a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas. Only the net differential is actually paid or received. The differential is calculated based on the notional amounts under the contracts, which are detailed in the table below (thousands of dekatherms):

	March 31, 2012	December 31, 2011

Swaps contracts	10,072	10,827

Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

Gains (losses) recognized in income for derivatives not designated as hedging instruments:

(Thousands of dollars)

		Three Months Ended				Twelve Months Ended
Instrument	Location of Gain or (Loss) Recognized in Income on Derivative	March 31				March 31
		2012		2011		2012		2011

Swaps	Net cost of gas sold	$(6,936)		$289		$(25,426)		$(11,059)
Swaps	Net cost of gas sold	6,936	*	(289	)*	25,426	*	11,059	*

Total		$-		$-		$-		$-

* Represents the impact of regulatory deferral accounting treatment under U.S. GAAP for rate-regulated entities.

In January 2010, Southwest entered into two forward-starting interest rate swaps (“FSIRS”) to hedge the risk of interest rate variability during the period leading up to the planned issuance of fixed-rate debt to replace $200 million of debt that matured in February 2011 and $200 million maturing in May 2012. The counterparties to each agreement were four major banking institutions. The first FSIRS was a designated cash flow hedge and terminated in December 2010 concurrent with the related issuance of $125 million 4.45% 10-year Senior Notes. The second FSIRS was also a designated cash flow hedge and had a notional amount of $100 million. It terminated in March 2012 concurrent with the related issuance of $250 million 3.875% 10-year Senior Notes. At settlement of the second FSIRS, Southwest paid an aggregate $21.8 million to the counterparties. No gain or loss was recognized in income (ineffective portion) for either FSIRS during any period, including the periods presented in the following table. See Note 6 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income for additional information on both FSIRS contracts.

Gains (losses) recognized in other comprehensive income for derivatives designated as cash flow hedging instruments:

(Thousands of dollars)

	Three Months Ended		Twelve Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Amount of gain/(loss) realized/ unrealized on FSIRS recognized in other comprehensive income on derivative	$2,959	$671	$(15,670)	$(16,788)

The following table sets forth the fair values of the Company’s Swaps and FSIRS and their location in the balance sheets (thousands of dollars):

Fair values of derivatives not designated as hedging instruments:

March 31, 2012		Asset	Liability
Instrument	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Other current liabilities	$-	$(9,421)	$(9,421)
Swaps	Other deferred credits	-	(1,712)	(1,712)

Total		$-	$(11,133)	$(11,133)

December 31, 2011		Asset	Liability
Instrument	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Other current liabilities	$-	$(11,122)	$(11,122)
Swaps	Other deferred credits	-	(621)	(621)

Total		$-	$(11,743)	$(11,743)

Fair values of derivatives designated as hedging instruments:

December 31, 2011		Asset	Liability
Instrument	Balance Sheet Location	Derivatives	Derivatives	Net Total
FSIRS	Other current liabilities	$-	$(24,713)	$(24,713)

As noted above, the FSIRS that remained at December 31, 2011 terminated in March 2012.

The estimated fair values of the natural gas derivatives were determined using future natural gas index prices (as more fully described below). The Company has master netting arrangements with each counterparty that provide for the net settlement of all contracts through a single payment. As applicable, the Company has elected to reflect the net amounts in its balance sheets.

Pursuant to regulatory deferral accounting treatment for rate-regulated entities, Southwest records the unrealized gains and losses in fair value of the Swaps as a regulatory asset and/or liability. When the Swaps mature, Southwest reverses any prior positions held and records the settled position as an increase or decrease of purchased gas under the related purchased gas adjustment (“PGA”) mechanism in determining its deferred PGA balances. Neither changes in fair value, nor settled amounts, of Swaps have a direct effect on earnings or other comprehensive income.

The following table shows the amounts Southwest paid to counterparties for settlements of matured Swaps.

(Thousands of dollars)	Three Months Ended March 31, 2012	Twelve Months Ended March 31, 2012

Paid to counterparties	$7,547	$20,851

No amounts were received from counterparties for settlements of matured Swaps for the three months and twelve months ended March 31, 2012.

The following table details the regulatory assets/(liabilities) offsetting the derivatives at fair value in the balance sheets (thousands of dollars).

March 31, 2012
Instrument	Balance Sheet Location	Net Total
Swaps	Prepaids and other current assets	$9,421
Swaps	Deferred charges and other assets	1,712

December 31, 2011
Instrument	Balance Sheet Location	Net Total
Swaps	Prepaids and other current assets	$11,122
Swaps	Deferred charges and other assets	621

Fair Value Measurements. The estimated fair values of Southwest’s Swaps were determined at March 31, 2012 and December 31, 2011 using New York Mercantile Exchange (“NYMEX”) futures settlement prices for delivery of natural gas at Henry Hub adjusted by the price of NYMEX ClearPort basis Swaps, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measure.

The estimated fair value of Southwest’s FSIRS at December 31, 2011 was determined using a discounted cash flow model that utilized forward interest rate curves. The inputs to the model were the terms of the FSIRS. These Level 2 inputs were observable in the marketplace throughout the full term of the FSIRS, but were credit-risk adjusted with no significant impact to the overall fair value measure. See Note 6 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income for more information on the FSIRS.

The following table sets forth, by level within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability, the Company’s financial assets and liabilities that were accounted for at fair value:

	september 300	september 300
Level 2 – Significant other observable inputs

(Thousands of dollars)	March 31, 2012	December 31, 2011

Liabilities at fair value:
Other current liabilities – Swaps	$(9,421)	$(11,122)
Other deferred credits – Swaps	(1,712)	(621)
Other current liabilities – FSIRS	-	(24,713)

Net Assets (Liabilities)	$(11,133)	$(36,456)

No financial assets or liabilities accounted for at fair value fell within Level 1 or Level 3 of the fair value hierarchy.

Note 5 – Long-Term Debt

Carrying amounts of the Company’s long-term debt and their related estimated fair values as of March 31, 2012 and December 31, 2011 are disclosed in the following table. The fair values of the revolving credit facility and the variable-rate Industrial Development Revenue Bonds (“IDRBs”) approximate carrying value and are categorized as Level 1 (quoted prices for identical financial instruments) within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability. The market values of debentures (except the 4.45% Notes) and fixed-rate IDRBs are categorized as Level 2. The 4.45% Notes and NPL debt obligations are categorized as Level 3 (based on significant unobservable inputs to their fair values). Fair values for the debentures, fixed-rate IDRBs, and NPL debt obligations were determined through a market-based valuation approach, where fair market values are determined based on evaluated pricing data, such as broker quotes and yields for similar securities adjusted for observable differences. Significant inputs used in the valuation generally include benchmark yield curves and issuer spreads. The external credit rating, coupon rate, and maturity of each security are considered in the valuation, as applicable.

	March 31, 2012		December 31, 2011
	Carrying	Market	Carrying	Market
	Amount	Value	Amount	Value
(Thousands of dollars)
Debentures:
Notes, 7.625%, due 2012	$200,000	$201,480	$200,000	$204,312
Notes, 4.45%, due 2020	125,000	134,863	125,000	128,673
Notes, 6.1%, due 2041	125,000	142,840	125,000	143,074
Notes, 3.875%, due 2022	250,000	256,418	-	-
8% Series, due 2026	75,000	104,583	75,000	96,340
Medium-term notes, 7.59% series, due 2017	25,000	30,729	25,000	30,199
Medium-term notes, 7.78% series, due 2022	25,000	33,208	25,000	31,932
Medium-term notes, 7.92% series, due 2027	25,000	34,548	25,000	31,648
Medium-term notes, 6.76% series, due 2027	7,500	9,353	7,500	8,510
Unamortized discount	(3,632)		(2,087)

	853,868		605,413

Revolving credit facility and commercial paper	-	-	109,000	109,000

Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Fixed-rate bonds:
6.10% 1999 Series A, due 2038	-	-	12,410	12,410
5.95% 1999 Series C, due 2038	14,320	14,403	14,320	14,449
5.55% 1999 Series D, due 2038	8,270	8,330	8,270	8,253
5.45% 2003 Series C, due 2038 (rate resets in 2013)	30,000	31,144	30,000	31,332
5.25% 2003 Series D, due 2038	20,000	19,912	20,000	19,583
5.80% 2003 Series E, due 2038 (rate resets in 2013)	15,000	15,544	15,000	15,634
5.25% 2004 Series A, due 2034	65,000	65,002	65,000	64,291
5.00% 2004 Series B, due 2033	31,200	30,728	31,200	30,283
4.85% 2005 Series A, due 2035	100,000	96,888	100,000	94,836
4.75% 2006 Series A, due 2036	24,855	23,766	24,855	23,179
Unamortized discount	(3,325)		(3,360)

	505,320		517,695

NPL debt obligaitons	33,943	33,981	21,368	21,380

	1,393,131		1,253,476
Less: current maturities	(205,055)		(322,618)

Long-term debt, less current maturities	$1,188,076		$930,858

In March 2012, the Company replaced the existing $300 million revolving credit facility that was to expire in May 2012 with a $300 million facility that is scheduled to expire in March 2017. Interest rates for the credit facility are calculated at either the London Interbank Offered Rate (“LIBOR”) or the “alternate base rate,” plus, in each case, an applicable margin that is determined based on the Company’s senior unsecured debt rating. At the Company’s current unsecured debt rating, the applicable margin is 1.125% for loans bearing interest with reference to LIBOR and 0.125% for loans bearing interest with reference to the alternative base rate. Southwest has designated $150 million of the $300 million facility for long-term purposes and the remaining $150 million for working capital purposes.

In March 2012, the Company issued $250 million in 3.875% Senior Notes at a 0.034% discount. The notes will mature on April 1, 2022. Management intends to use approximately $200 million of the net proceeds in connection with the repayment of the $200 million 7.625% Senior Notes maturing in May 2012. The remaining net proceeds are intended for general corporate purposes. Pending the repayment of the $200 million 7.625% Senior Notes as described above, the corresponding net proceeds of the sale of the 3.875% Notes are in temporary cash investments.

In January 2012, the Company redeemed at par its $12.4 million 1999 6.1% Series A fixed-rate IDRBs (originally due in 2038).

Note 6 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income

The table below provides details of activity in equity during the three months ended March 31, 2012.

	Southwest Gas Corporation Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interest	Total
(In thousands, except per share amounts)	Shares	Amount
DECEMBER 31, 2011	45,956	$47,586	$821,640	$(49,331)	$406,125	$(989)	$1,225,031
Common stock issuances	154	154	1,820				1,974
Net income (loss)					78,919	(84)	78,835
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				476			476
FSIRS realized and unrealized loss, net of tax (Note 4)				1,834			1,834
Amounts reclassified to net income, net of tax (Note 4)				181			181
Dividends declared
Common: $0.295 per share					(13,779)		(13,779)

MARCH 31, 2012	46,110	$47,740	$823,460	$(46,840)	$471,265	$(1,073)	$1,294,552

The following information provides insight into amounts impacting Other Comprehensive Income (Loss), before and after-tax impacts, within the Condensed Consolidated Statements of Comprehensive Income, which also impact Accumulated Other Comprehensive Income in the Company’s Condensed Consolidated Balance Sheets. See Note 4 – Derivatives and Fair Value Measurements for additional information on the FSIRS.

Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

(Thousands of dollars)

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011

	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$-	$-	$-	$-	$-	$-
Amortization of transition obligation	217	(83)	134	216	(82)	134
Amortization of net loss	6,400	(2,432)	3,968	3,891	(1,479)	2,412
Regulatory adjustment	(5,849)	2,223	(3,626)	(3,591)	1,365	(2,226)

Pension plans other comprehensive income (loss)	768	(292)	476	516	(196)	320

FSIRS (designated hedging activities):
Unrealized/realized gain	2,959	(1,125)	1,834	671	(255)	416
Amounts reclassifed into net income	292	(111)	181	292	(111)	181

FSIRS other comprehensive income	3,251	(1,236)	2,015	963	(366)	597

Total other comprehensive income (loss)	$4,019	$(1,528)	$2,491	$1,479	$(562)	$917

	Twelve Months Ended March 31, 2012			Twelve Months Ended March 31, 2011

	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$(135,492)	$51,487	$(84,005)	$(9,058)	$3,442	$(5,616)
Amortization of transition obligation	868	(331)	537	866	(329)	537
Amortization of net loss	18,078	(6,869)	11,209	12,981	(4,933)	8,048
Regulatory adjustment	103,673	(39,396)	64,277	(241)	93	(148)

Pension plans other comprehensive income (loss)	(12,873)	4,891	(7,982)	4,548	(1,727)	2,821

FSIRS (designated hedging activities):
Unrealized/realized loss	(15,670)	5,954	(9,716)	(16,788)	6,380	(10,408)
Amounts reclassifed into net income	1,169	(444)	725	389	(148)	241

FSIRS other comprehensive income (loss)	(14,501)	5,510	(8,991)	(16,399)	6,232	(10,167)

Total other comprehensive income (loss)	$(27,374)	$10,401	$(16,973)	$(11,851)	$4,505	$(7,346)

(1)	Tax amounts are calculated using a 38% rate.

Approximately $2.1 million of realized/unrealized losses (net of tax) related to the FSIRS reported in Accumulated other comprehensive income (“AOCl”) at March 31, 2012 will be reclassified into expense within the next 12 months as interest payments on the related long-term debt occur.

The following represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets:

AOCI - Rollforward

(Thousands of dollars)

	Defined Benefit Plans			FSIRS
	Before- Tax	Tax (Expense) Benefit	After- Tax	Before- Tax	Tax (Expense) Benefit	After- Tax	AOCI
Beginning Balance AOCI December 31, 2011	$(44,429)	$16,883	$(27,546)	$(35,138)	$13,353	$(21,785)	$(49,331)
Current period change	768	(292)	476	3,251	(1,236)	2,015	2,491

Ending Balance AOCI March 31, 2012	$(43,661)	$16,591	$(27,070)	$(31,887)	$12,117	$(19,770)	$(46,840)

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Southwest Gas Corporation and its subsidiaries (the “Company”) consist of two business segments: natural gas operations (“Southwest” or the “natural gas operations” segment) and construction services.

Southwest is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Southwest is the largest distributor in Arizona, selling and transporting natural gas in most of central and southern Arizona, including the Phoenix and Tucson metropolitan areas. Southwest is also the largest distributor of natural gas in Nevada, serving the Las Vegas metropolitan area and northern Nevada. In addition, Southwest distributes and transports natural gas for customers in portions of California, including the Lake Tahoe area and the high desert and mountain areas in San Bernardino County.

On a seasonally adjusted basis as of March 31, 2012, Southwest had 1,866,000 residential, commercial, industrial, and other natural gas customers, of which 1,006,000 customers were located in Arizona, 675,000 in Nevada, and 185,000 in California. Residential and commercial customers represented over 99% of the total customer base. During the twelve months ended March 31, 2012, 55% of operating margin was earned in Arizona, 34% in Nevada, and 11% in California. During this same period, Southwest earned 86% of its operating margin from residential and small commercial customers, 4% from other sales customers, and 10% from transportation customers. These general patterns are expected to remain materially consistent for the foreseeable future.

Southwest recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Operating margin is the measure of gas operating revenues less the net cost of gas sold. Management uses operating margin as a main benchmark in comparing operating results from period to period. The principal factors affecting operating margin changes are general rate relief, weather, conservation and efficiencies, and customer growth. Weather has traditionally been the primary reason for volatility in margin, which continued throughout 2011 with respect to Southwest’s Arizona service territories. In January 2012, however, a full revenue decoupling mechanism, which includes a monthly weather adjuster, was implemented in the Arizona service territories. With this change, all of Southwest’s service territories now have decoupled rate structures, which are designed to mitigate the impacts of weather variability and conservation on margin and allow the Company to aggressively pursue energy efficiency initiatives.

NPL Construction Co. (“NPL” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that primarily provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems. NPL operates in 18 major markets nationwide. Construction activity is cyclical and can be significantly impacted by changes in weather, general and local economic conditions (including the housing market), interest rates, employment levels, job growth, the equipment resale market, pipe replacement programs of utilities, and local and federal regulation (including tax rates and incentives). During the past few years, utilities have implemented pipeline integrity management programs to enhance safety pursuant to federal and state mandates. These programs coupled with bonus depreciation tax deduction incentives have resulted in a significant increase in multi-year pipeline replacement projects throughout the country. Generally, however, revenues and profits are lowest during the first quarter of the year due to less favorable winter weather conditions. Operating results typically improve as more favorable weather conditions occur during the summer and fall months.

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as the MD&A, included in the 2011 Annual Report to Shareholders, which is incorporated by reference into the 2011 Form 10-K.

Executive Summary

The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s operations. As needed, certain items are covered in greater detail in later sections of management’s discussion and analysis. As reflected in the table below, the natural gas operations segment accounted for an average of 85% of twelve-month-to-date consolidated net income over the past two years. As such, management’s discussion and analysis is primarily focused on that segment. Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of the results for a full year.

Summary Operating Results

	september 30	september 30	september 30	september 30
	Period Ended March 31,
	Three Months		Twelve Months
	2012	2011	2012	2011
	(In thousands, except per share amounts)

Contribution to net income
Natural gas operations	$79,366	$68,015	$102,771	$94,080
Construction services	(447)	534	19,886	13,698

Net income	$78,919	$68,549	$122,657	$107,778

Average number of common shares outstanding	46,068	45,763	45,934	45,538

Basic earnings per share
Consolidated	$1.71	$1.50	$2.67	$2.37

Natural Gas Operations
Operating margin	$287,966	$270,047	$807,796	$783,525

1st Quarter 2012 Overview

Natural gas operations highlights include the following:

•	Operating margin increased approximately $18 million compared to the prior-year quarter
•	Other income increased $5.7 million between quarters
•	Operating expenses increased $8.2 million, or 6%, compared to the prior-year quarter
•	Issuance of $250 million in 3.875% 10-year Senior Notes
•	Replacement of expiring credit facility with a new $300 million facility
•	Quarterly dividend increased from 26.5 cents to 29.5 cents per share, effective with the June 2012 payment
•	Moody’s upgraded the Company’s credit rating to Baa1 from Baa2
•	Nevada general rate case filed requesting $27 million

Construction services highlights include the following:

•	Revenues increased $52.3 million, or 70%, compared to the prior-year quarter
•	Construction expenses increased $50.9 million, or 74%, compared to the prior-year quarter
•	Contribution to net income declined $981,000 between quarters

Arizona Rate Case. In December 2011, the Arizona Corporation Commission (“ACC”) issued its Order in the Company’s Arizona rate case filing, approving a $52.6 million increase in general rates effective January 2012. During the first quarter of 2012, Southwest recognized approximately $22 million of the increase. In addition, a decoupled rate structure was approved, which is designed to mitigate the impacts of weather and conservation on margin.

Weather and Conservation. Weather has traditionally been the primary reason for volatility in margin, which continued throughout 2011 with respect to Southwest’s Arizona service territories. In January 2012, however, a full revenue decoupling mechanism, which includes a monthly weather adjuster, was implemented in the Arizona service territories. With this change, all of Southwest’s service territories now have decoupled rate structures, which are designed to mitigate the impacts of weather variability and conservation on margin and allow the Company to aggressively pursue energy efficiency initiatives.

Customer Growth. Southwest completed 14,000 first-time meter sets, but realized 22,000 net new customers over the last twelve months. The incremental additions reflect a return to service of customer meters on previously vacant homes. Southwest projects customer growth associated with new meter sets of 1% or less for 2012, along with the gradual return of customers from previously vacant homes.

Company-Owned Life Insurance (“COLI”). Southwest has life insurance policies on members of management and other key employees to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The COLI policies have a combined net death benefit value of approximately $228 million at March 31, 2012. The net cash surrender value of these policies (which is the cash amount that would be received if Southwest voluntarily terminated the policies) is approximately $79 million at March 31, 2012 and is included in the caption “Other property and investments” on the balance sheet. Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, generally the cash surrender value (but not the net death benefit) moves up and down consistent with the movements in the broader stock and bond markets. As indicated in Note 1, income from changes in the cash surrender value of COLI policies was $5.2 million in the first quarter of 2012 and $2.2 million in the same period of 2011. Management currently expects average returns of $2 million to $4 million annually on the COLI policies, excluding any net death benefits recognized. Based on the current investment mix, both positive and negative deviations from expected levels are likely to continue.

Credit Rating Upgrade. In March 2012, Moody’s Investors Service, Inc. (“Moody’s) upgraded the Company’s senior unsecured debt rating to Baa1 from Baa2 (the outlook remains stable). Moody’s cited the Company’s prospects for continued strong financial results and credit metrics, as well as the resolution of the Arizona rate case as factors in its decision. Moody’s applies a Baa rating to obligations which are considered medium grade obligations with adequate security. A numerical modifier of 1 (high end of the category) through 3 (low end of the category) is included with the Baa to indicate the approximate rank of a company within the range.

Issuance of Debt. In March 2012, the Company issued $250 million in 3.875% Senior Notes, due April 2022. Most of the net proceeds will be used to repay the 7.625% $200 million Notes that will mature in May 2012. The remaining proceeds are intended for general corporate purposes.

Credit Facility. In March 2012, Southwest replaced its $300 million credit facility, which would have expired in May 2012, with a new $300 million facility that expires in March 2017.

Liquidity. Southwest believes its liquidity position is solid. As noted above, Southwest has a $300 million credit facility maturing in March 2017. The facility is provided through a consortium of eight major banking institutions. Historically, usage of the credit facility has been low and concentrated in the first half of the winter heating period when gas purchases require temporary financing. The credit facility borrowings outstanding at December 31, 2011 along with borrowings after that date were repaid during the first quarter of 2012 and no borrowing occurred under the new facility through March 31, 2012, primarily due to existing cash reserves and natural gas prices that were relatively stable. At March 31, 2012, the entire $300 million was available for long-term and working capital needs.

Results of Natural Gas Operations

Quarterly Analysis

	september	september
	Three Months Ended March 31,
	2012	2011
	(Thousands of dollars)
Gas operating revenues	$530,713	$553,853
Net cost of gas sold	242,747	283,806

Operating margin	287,966	270,047
Operations and maintenance expense	95,850	90,950
Depreciation and amortization	46,292	43,881
Taxes other than income taxes	10,731	9,869

Operating income	135,093	125,347
Other income (deductions)	5,433	(236)
Net interest deductions	16,977	17,828

Income before income taxes	123,549	107,283
Income tax expense	44,183	39,268

Contribution to consolidated net income	$79,366	$68,015

Contribution to consolidated net income from natural gas operations increased by $11.4 million in the first quarter of 2012 compared to the same period a year ago. The improvement was primarily due to increases in operating margin and other income, partially offset by higher operating expenses.

Operating margin increased $18 million in the first quarter of 2012 compared to the first quarter of 2011. Rate relief in Arizona provided an approximate $22 million increase in operating margin. New customers contributed an incremental $2 million in operating margin during the first quarter of 2012, as approximately 22,000 net new customers were added during the last twelve months. Offsetting these increases was a reduction of $6 million in operating margin between quarters primarily due to cold weather in Arizona in the first quarter of 2011. With a new rate decoupling mechanism in Arizona, effective January 2012, weather is not expected to be a significant factor in operating margin overall.

Operations and maintenance expense increased $4.9 million, or 5%, between quarters primarily due to higher general costs and employee-related benefit costs including pension expense.

Depreciation expense increased $2.4 million, or 5%, as a result of additional plant in service. Average gas plant in service for the current quarter increased $241 million, or 5%, compared to the corresponding quarter a year ago. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business.

Taxes other than income taxes increased $862,000 between quarters primarily due to higher Arizona property taxes.

Other income, which principally includes returns on COLI policies and non-utility expenses, increased $5.7 million between quarters. The current quarter reflects COLI-related income of $5.2 million, while the prior-year quarter included income of $2.2 million due to an increase in COLI-related values. In addition, Arizona non-recoverable pipe replacement activities were temporarily lower in the first quarter of 2012 compared to 2011, but are expected to continue throughout 2012.

Net interest deductions decreased $851,000 between quarters primarily due to cost savings from debt refinancing and reduced interest on lower deferred PGA balance payables.

Twelve-Month Analysis

	september 3000	september 3000
	Twelve Months Ended March 31,
	2012	2011
	(Thousands of dollars)
Gas operating revenues	$1,380,226	$1,451,251
Net cost of gas sold	572,430	667,726

Operating margin	807,796	783,525
Operations and maintenance expense	363,398	359,188
Depreciation and amortization	177,664	171,641
Taxes other than income taxes	41,811	38,972

Operating income	224,923	213,724
Other income (deductions)	265	4,311
Net interest deductions	67,926	74,917

Income before income taxes	157,262	143,118
Income tax expense	54,491	49,038

Contribution to consolidated net income	$102,771	$94,080

The contribution to consolidated net income from natural gas operations increased by $8.7 million between the twelve-month periods of 2012 and 2011. An increase in operating margin and lower interest expense were offset by higher operating expenses and a decrease in other income.

Operating margin increased $24 million between periods primarily due to $23 million of rate relief ($22 million in Arizona and $1 million in California). Customer growth contributed $3 million toward the increase. Differences in heating demand, caused primarily by weather variations, accounted for $2 million of the increase. Partially offsetting the margin increase was an out-of-period adjustment ($4 million) recorded during the third quarter of 2011, related to a regulatory deferral mechanism.

Operations and maintenance expense increased $4.2 million, or 1%, between periods primarily due to higher general costs and employee-related benefit costs including pension expense. The increase was partially offset by favorable claims experience under Southwest’s self-insured medical plan.

Depreciation expense increased $6 million, or 4%, as a result of additional plant in service. Average gas plant in service for the current period increased $172 million, or 4%, as compared to the prior-year period. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business.

Taxes other than income taxes increased $2.8 million primarily due to higher property taxes in Arizona.

Other income declined $4 million between the twelve-month periods of 2012 and 2011. The current twelve-month period reflects COLI-related income (including recognized death benefits) of $3.7 million, while the prior year twelve-month period included income of $10.5 million due to an increase in COLI cash surrender values and recognized net death benefits. COLI income in the previous twelve-month period was especially high due to strong equity-market returns on investments underlying the policies.

Net interest deductions decreased $7 million between the twelve-month periods of 2012 and 2011 primarily due to cost savings from debt refinancing, and reduced interest rates associated with variable-rate debt (including reductions relating to the interest tracking mechanism for 2003 and 2008 Series A IDRBs).

Outlook for Full-Year 2012 – 1st Quarter Update

Operating margin for 2012 is expected to increase primarily due to the additional revenue authorized in the Arizona rate case effective January 2012. However, the incremental margin in 2012 compared to 2011 is expected to be 10% to 20% lower than the $52.6 million approved because the average usage and margin per Arizona customer in 2011 were higher than the amounts used in calculating the deficiency when the rate case was filed in 2010. Southwest recently filed a general rate case in Nevada requesting an increase in revenue of $27 million. Southwest has requested that the new rates become effective in November 2012. No assumption has been included in the margin projection about the amount of rate relief to be granted in this case.

Operating expenses for full-year 2012 compared to 2011 will continue to be impacted by inflation and general cost increases. Incremental costs associated with a $7.5 million increase in pension expense for 2012 and additional depreciation on accelerated pipe replacement activities is expected to result in a higher level of expense increase (3% to 4%) than has been experienced over the past two years.

In connection with the March 2012 issuance of $250 million in 3.875% Senior Notes and the maturing of $200 million of 7.625% debt in May 2012, Southwest expects to realize approximately $5 million in interest savings on an annualized basis.

Results of Construction Services

Quarter. Contribution to consolidated net income from construction services for the three months ended March 31, 2012 decreased $981,000 compared to the same period of 2011.

Revenues increased $52.3 million when compared to the same period of 2011. Revenue from replacement construction continues to be strong and construction activity was favorably impacted by mild weather conditions during the current period. Construction expenses increased $50.9 million due to the increase in construction work. Also, a change in the estimated costs to complete several large pipeline projects that started in 2011 drove construction expenses approximately $6 million higher, resulting in a loss during the quarter. Depreciation expense increased $2.9 million due to additional equipment purchases. Gains on sale of equipment were $1.4 million and $885,000 for the first quarters of 2012 and 2011, respectively.

Twelve Months-to-Date. The contribution to consolidated net income from construction services for the twelve-month period ended March 31, 2012 increased $6.2 million compared to the same period of 2011.

Revenues increased $197 million due primarily to an increase in the volume of replacement work. Construction expenses increased $179 million between the twelve-month periods due primarily to costs associated with the increase in replacement construction work. Depreciation expense rose $8.1 million due to an increase in new equipment purchases. Gains on sale of equipment were $3.8 million and $2.2 million for the twelve-month periods of 2012 and 2011, respectively.

During the past two years, NPL has focused its efforts on obtaining pipe replacement work under both blanket contracts and incremental bid projects. For the twelve months ended March 31, 2012, approximately 76% of revenues were from replacement work compared to 71% for the twelve months ended March 31, 2011. Federal and state pipeline safety-related programs and bonus depreciation incentives have resulted in many utilities undertaking multi-year distribution pipe replacement projects. NPL’s established relationships with utilities and history of quality work and expertise are anticipated to result in a sustained level of performance and the potential for growth in the replacement market for the next several years.

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

Rates and Regulatory Proceedings

Nevada General Rate Case.   Southwest filed a general rate application with the Public Utilities Commission of Nevada (“PUCN”) in April 2012 to recover increased costs for operations in northern and southern Nevada. In addition, the filing reflects additional investments in infrastructure and includes changes in depreciation, cost of service, and cost of capital. Southwest is requesting an increase in revenue of $1.5 million, or 1.41%, in northern Nevada and $25.4 million, or 6.15%, in southern Nevada. The application requests an overall rate of return of 8.45% on original cost rate base of $115 million for northern Nevada and an overall rate of return of 7.44% on original cost rate base of $821 million for southern Nevada, a return on common equity of 10.65%, and a capital structure utilizing 54% common equity. Southwest has requested that new rates become effective November 1, 2012. Southwest’s last general rate increase in Nevada occurred in 2009.

PGA Filings

The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. At March 31, 2012, over-collections in all service territories resulted in a liability of $75.7 million on the Company’s balance sheet. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on profit margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual income statement components. These include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).

As of March 31, 2012, December 31, 2011, and March 31, 2011, Southwest had the following outstanding PGA balances receivable/(payable) (millions of dollars):

	septtember 300	septtember 300	septtember 300
	March 31, 2012	December 31, 2011	March 31, 2011
Arizona	$(33.9)	$(28.4)	$(29.7)
Northern Nevada	(12.1)	(7.9)	(11.5)
Southern Nevada	(28.9)	(36.1)	(49.5)
California	(0.8)	2.3	(0.1)

	$(75.7)	$(70.1)	$(90.8)

Capital Resources and Liquidity

Cash on hand and cash flows from operations in the past twelve months provided the majority of cash used in investing activities (primarily for construction expenditures and property additions). Certain pipe replacement work was accelerated during 2011 to take advantage of bonus depreciation tax incentives. This acceleration will continue in 2012. In 2010 and 2011, cash on hand and cash flows from operations were generally sufficient to provide for net investing activities and the Company was able to reduce the net amount of debt outstanding (including subordinated debentures and short-term borrowings) as well as amounts due to customers under its PGA mechanisms. The Company’s capitalization strategy is to maintain an appropriate balance of equity and debt.

Cash Flows

Operating Cash Flows.  Cash flows provided by consolidated operating activities increased $35.6 million in the first quarter of 2012 as compared to the same period of 2011. The improvement in operating cash flows was attributable to greater net income and non-cash depreciation expense and temporary net cash flow increases in working capital components.

Investing Cash Flows.  Cash used in consolidated investing activities increased $22.6 million in the first quarter of 2012 as compared to the same period of 2011. The increase was primarily due to additional construction expenditures, including scheduled and accelerated pipe replacement (to take advantage of bonus depreciation tax incentives), and equipment purchases by NPL due to the increased replacement construction work of its customers. Offsetting these cash outflows in the current-year period were draw-downs of funds, restricted to utilization for construction activities, associated with an industrial development revenue bond issuance in 2009.

Financing Cash Flows.   Net cash provided by consolidated financing activities increased $190.9 million in the first quarter of 2012 as compared to the same period of 2011 primarily due to the issuance of new debt including the $250 million 3.875% Senior Notes, partially offset by debt repayments including the $12.4 million 1999 6.1% Series A fixed-rate IDRBs repaid in January 2012 and the repayment of outstanding borrowings on the credit facility. The remaining issuance amounts and retirements of long-term debt primarily relate to borrowings and repayments under NPL’s line of credit. The prior-year period included the repayment of the $200 million 8.375% Notes and the issuance of the $125 million 6.1% Notes. The second FSIRS contract was settled by paying $21.8 million during the first quarter of 2012. Dividends paid increased in the first quarter of 2012 as compared to the first quarter of 2011 as a result of an increase in the quarterly dividend and an increase in the number of shares outstanding.

The capital requirements and resources of the Company generally are determined independently for the natural gas operations and construction services segments. Each business activity is generally responsible for securing its own financing sources.

Gas Segment Construction Expenditures, Debt Maturities, and Financing

During the twelve-month period ended March 31, 2012, construction expenditures for the natural gas operations segment were $326 million. The majority of these expenditures represented costs associated with scheduled and accelerated replacement of existing transmission, distribution, and general plant (see also Bonus Depreciation below). Cash flows from operating activities of Southwest were $242 million and provided approximately 65% of construction expenditures and dividend requirements. Other necessary funding was provided by cash on hand and external financing activities.

Southwest estimates natural gas segment construction expenditures during the three-year period ending December 31, 2014 will range from approximately $750 million to $1 billion. Of this amount, approximately $300 million are expected to be incurred in 2012. Southwest intends to continue taking advantage of bonus depreciation to accelerate projects that improve system flexibility and enhance safety (including replacement of early vintage plastic and steel pipe). Significant replacement projects are expected to continue during the next several years. During the three-year period, cash flows from operating activities of Southwest (including the bonus depreciation benefits) are expected to provide a substantial majority of the funding for the gas operations total construction expenditures and dividend requirements. Some additional funds are expected from employee exercises of outstanding stock options. Any additional cash requirements are expected to be provided by existing credit facilities and/or other external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest’s service areas, and earnings. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

In January 2012, the Company redeemed at par its $12.4 million 1999 6.1% Series A fixed-rate IDRBs. They were originally due in 2038. In February 2012 the Company drew down $12.8 million in restricted cash from a 2009 IDRB offering.

In March 2012, the Company issued $250 million in 3.875% Senior Notes. The notes will mature on April 1, 2022. Management intends to use approximately $200 million of the net proceeds in connection with the repayment of the $200 million 7.625% Senior Notes maturing in May 2012. The remaining net proceeds are intended for general corporate purposes.

During the quarter ended March 31, 2012, the Company issued shares of common stock through the Stock Incentive Plan, raising approximately $732,000.

Bonus Depreciation.  In September 2010, the Small Business Jobs Act of 2010 (“Act”) was signed into law. The Act provided a 50% bonus tax depreciation deduction for qualified property acquired or constructed and placed in service in 2010. In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (“Tax Relief Act”) was signed into law. The Tax Relief Act provides for a temporary 100% bonus tax depreciation deduction for qualified property acquired or constructed and placed in service after September 8, 2010 and before January 1, 2012 and extends the availability of the 50% bonus tax depreciation deduction through December 31, 2012. Based on forecasted qualifying construction expenditures, Southwest estimates the bonus depreciation provisions of the Tax Relief Act will defer the payment of approximately $28 million of federal income taxes during 2012.

Dividend Policy

In reviewing dividend policy, the Board of Directors (“Board”) considers the adequacy and sustainability of earnings and cash flows of the Company and its subsidiaries; the strength of the Company’s capital structure; the sustainability of the dividend through all business cycles; and whether the dividend is within a normal payout range for its respective businesses. In February 2012, the Board increased the quarterly dividend payout from 26.5 cents to 29.5 cents per share, effective with the June 2012 payment. Over time, the Board intends to prudently increase the dividend such that the payout ratio approaches a local distribution company peer group average while maintaining the Company’s stable and strong credit ratings and the ability to effectively fund future rate base growth. The timing and amount of any future increases will be based upon the Board’s review of the Company’s dividend rate in the context of the performance of the Company’s two operating segments and their future growth prospects.

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

On an interim basis, Southwest generally defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At March 31, 2012, the combined balance in the PGA accounts totaled an over-collection of $75.7 million. See PGA Filings for more information.

In March 2012, the Company replaced a $300 million revolving credit facility that was to expire in May 2012 with a $300 million facility that is scheduled to expire in March 2017. Interest rates for the credit facility are calculated at either the London Interbank Offered Rate (“LIBOR”) or the “alternate base rate,” plus in each case an applicable margin that is determined based on the Company’s senior unsecured debt rating. At the Company’s current unsecured debt rating, the applicable margin is 1.125% for loans bearing interest with reference to LIBOR and 0.125% for loans bearing interest with reference to the alternative base rate. Southwest has designated $150 million of the $300 million facility for long-term borrowing needs and the remaining $150 million for working capital purposes. The borrowings at December 31, 2011 (and additional borrowings which resulted in a maximum outstanding balance of $128 million during the quarter) under the predecessor facility were repaid during the first quarter of 2012. At March 31, 2012, no borrowings were outstanding on either the long-term or short-term portion of the new credit facility. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. This credit facility has been, and is expected to continue to be, adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing.

The following table sets forth the ratios of earnings to fixed charges for the Company. Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	september 30	september 30
	For the Twelve Months Ended
	March 31,	December 31,
	2012	2011

Ratio of earnings to fixed charges	3.40	3.21

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and net amortized debt costs.

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, and underlying assumptions. The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, use of proceeds, the Company’s COLI strategy, annual COLI returns, replacement market and new construction market, bonus tax depreciation deductions, amount and timing for completion of estimated future construction expenditures, forecasted operating cash flows and results of operations, incremental operating margin in 2012, operating expense increases in 2012, funding sources of cash requirements, sufficiency of working capital, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity, future dividend increases, earnings trends, NPL’s projected financial performance and related market growth potential, pension and post-retirement benefits, certain benefits of tax acts, the effect of rate decoupling in Arizona, statements regarding future gas prices, gas purchase contracts and derivative financial instruments, and the impact of certain legal proceedings are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, the ability to recover costs through the PGA mechanisms, the effects of regulation/deregulation, the timing and amount of rate relief, changes in rate design, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, changes in construction expenditures and financing, renewal of franchises, easements and rights-of-way, changes in operations and maintenance expenses, effects of pension expense forecasts, accounting changes, future liability claims, changes in pipeline capacity for the transportation of gas and related costs, acquisitions and management’s plans related thereto, competition, and our ability to raise capital in external financings. In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing and operations and maintenance expenses will continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Company’s 2011 Annual Report on Form 10-K filed with the SEC. No material changes have occurred related to the Company’s disclosures about market risk.

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

Based on the most recent evaluation, as of March 31, 2012, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2012 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEMS 1A.	through 3. None.

ITEM 4.	MINE SAFETY DISCLOSURES Not applicable.

ITEM 5.	OTHER INFORMATION None.

ITEM 6.	EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 4.01	-	Indenture, dated as of March 23, 2012, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to
Form 8-K dated March 20, 2012. File No. 1-07850.
Exhibit 10.01	-	$300 million Credit Facility. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 15, 2012. File No. 1-07850.
Exhibit 12.01	-	Computation of Ratios of Earnings to Fixed Charges.
Exhibit 31.01	-	Section 302 Certifications.
Exhibit 32.01	-	Section 906 Certifications.
Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: May 9, 2012
/s/ GREGORY J. PETERSON
Gregory J. Peterson
Vice President/Controller and Chief Accounting Officer