Form 10-Q
period 2012-06-30
SOUTHWEST GAS CORP
filed 2012-08-08
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Common Stock, $1 Par Value, 46,132,157 shares as of July 27, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except par value)

(Unaudited)

	JUNE 30, 2012	DECEMBER 31, 2011
ASSETS
Utility plant:
Gas plant	$4,882,954	$4,811,050
Less: accumulated depreciation	(1,698,033)	(1,638,091)
Acquisition adjustments, net	1,001	1,091
Construction work in progress	74,675	44,894

Net utility plant	3,260,597	3,218,944

Other property and investments	230,983	192,004

Restricted cash	-	12,785

Current assets:
Cash and cash equivalents	32,565	21,937
Accounts receivable, net of allowances	154,828	209,246
Accrued utility revenue	29,200	70,300
Income taxes receivable, net	5,986	7,793
Deferred income taxes	50,371	53,435
Deferred purchased gas costs	-	2,323
Prepaids and other current assets	82,664	96,598

Total current assets	355,614	461,632

Deferred charges and other assets	385,557	390,642

Total assets	$4,232,751	$4,276,007

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued and outstanding - 46,128,347 and 45,956,088 shares)	$47,758	$47,586
Additional paid-in capital	826,230	821,640
Accumulated other comprehensive income (loss), net	(45,845)	(49,331)
Retained earnings	453,824	406,125

Total Southwest Gas Corporation equity	1,281,967	1,226,020
Noncontrolling interest	(1,285)	(989)

Total equity	1,280,682	1,225,031
Long-term debt, less current maturities	1,203,160	930,858

Total capitalization	2,483,842	2,155,889

Current liabilities:
Current maturities of long-term debt	19,403	322,618
Accounts payable	82,395	186,755
Customer deposits	81,228	83,839
Accrued general taxes	33,994	42,102
Accrued interest	16,986	16,699
Deferred purchased gas costs	116,874	72,426
Other current liabilities	116,521	123,129

Total current liabilities	467,401	847,568

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	594,428	557,118
Taxes payable	690	828
Accumulated removal costs	245,000	233,000
Other deferred credits	441,390	481,604

Total deferred income taxes and other credits	1,281,508	1,272,550

Total capitalization and liabilities	$4,232,751	$4,276,007

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		TWELVE MONTHS ENDED JUNE 30,
	2012	2011	2012	2011	2012	2011
Operating revenues:
Gas operating revenues	$255,917	$273,414	$786,630	$827,267	$1,362,729	$1,419,396
Construction revenues	153,851	115,091	280,783	189,678	574,927	373,344

Total operating revenues	409,768	388,505	1,067,413	1,016,945	1,937,656	1,792,740

Operating expenses:
Net cost of gas sold	91,959	117,055	334,706	400,861	547,334	637,045
Operations and maintenance	91,884	88,708	187,734	179,658	366,574	360,961
Depreciation and amortization	55,537	49,415	109,700	98,277	211,892	193,884
Taxes other than income taxes	9,734	10,296	20,465	20,165	41,249	39,652
Construction expenses	145,274	102,463	264,805	171,081	517,427	327,941

Total operating expenses	394,388	367,937	917,410	870,042	1,684,476	1,559,483

Operating income	15,380	20,568	150,003	146,903	253,180	233,257

Other income and (expenses):
Net interest deductions	(18,252)	(17,355)	(35,411)	(35,314)	(69,699)	(73,813)
Other income (deductions)	(2,490)	1,551	2,938	1,273	(3,747)	10,800

Total other income and (expenses)	(20,742)	(15,804)	(32,473)	(34,041)	(73,446)	(63,013)

Income (loss) before income taxes	(5,362)	4,764	117,530	112,862	179,734	170,244
Income tax expense (benefit)	(1,474)	751	42,583	40,495	65,391	57,891

Net income (loss)	(3,888)	4,013	74,947	72,367	114,343	112,353
Net income (loss) attributable to noncontrolling interest	(212)	(42)	(296)	(237)	(583)	(413)

Net income (loss) attributable to Southwest Gas Corporation	$(3,676)	$4,055	$75,243	$72,604	$114,926	$112,766

Basic earnings (loss) per share	$(0.08)	$0.09	$1.63	$1.58	$2.50	$2.47

Diluted earnings (loss) per share	$(0.08)	$0.09	$1.62	$1.57	$2.48	$2.45

Dividends declared per share	$0.295	$0.265	$0.590	$0.530	$1.120	$1.030

Average number of common shares outstanding	46,114	45,864	46,091	45,814	45,996	45,656
Average shares outstanding (assuming dilution)	-	46,299	46,504	46,239	46,423	46,091

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		TWELVE MONTHS ENDED JUNE 30,
	2012	2011	2012	2011	2012	2011
Net income (loss)	$(3,888)	$4,013	$74,947	$72,367	$114,343	$112,353

Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	-	-	-	-	(84,005)	(5,616)
Amortization of transition obligation	134	135	268	269	536	537
Amortization of net loss	3,968	2,414	7,936	4,826	12,763	8,584
Regulatory adjustment	(3,626)	(2,229)	(7,252)	(4,455)	62,880	(706)

Net defined benefit pension plans	476	320	952	640	(7,826)	2,799

Forward-starting interest rate swaps:
Unrealized/realized gain (loss)	-	(2,366)	1,834	(1,950)	(7,350)	(205)
Amounts reclassified into net income	519	182	700	363	1,062	423

Net forward-starting interest rate swaps	519	(2,184)	2,534	(1,587)	(6,288)	218

Total other comprehensive income (loss), net of tax	995	(1,864)	3,486	(947)	(14,114)	3,017

Comprehensive income (loss)	(2,893)	2,149	78,433	71,420	100,229	115,370
Comprehensive income (loss) attributable to noncontrolling interest	(212)	(42)	(296)	(237)	(583)	(413)

Comprehensive income (loss) attributable to Southwest Gas Corporation	$(2,681)	$2,191	$78,729	$71,657	$100,812	$115,783

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	SIX MONTHS ENDED JUNE 30,		TWELVE MONTHS ENDED JUNE 30,
	2012	2011	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$74,947	$72,367	$114,343	$112,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,700	98,277	211,892	193,884
Deferred income taxes	38,237	35,166	59,538	84,120
Changes in current assets and liabilities:
Accounts receivable, net of allowances	54,418	25,740	(32,963)	(16,994)
Accrued utility revenue	41,100	32,700	2,500	(100)
Deferred purchased gas costs	46,771	(24,175)	18,061	(36,523)
Accounts payable	(102,668)	(70,076)	(16,766)	29,966
Accrued taxes	(6,439)	9,961	(1,421)	(27,557)
Other current assets and liabilities	28,344	13,542	11,455	2,188
Gains on sale	(3,294)	(1,304)	(5,297)	(2,294)
Changes in undistributed stock compensation	3,153	3,660	5,618	4,769
AFUDC and property-related changes	(714)	(318)	(1,550)	(777)
Changes in other assets and deferred charges	(9,178)	(14,269)	16,116	(31,148)
Changes in other liabilities and deferred credits	(12,922)	7,015	(56,315)	(11,200)

Net cash provided by operating activities	261,455	188,286	325,211	300,687

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(176,382)	(139,103)	(418,270)	(260,428)
Change in restricted cash	12,785	(1)	37,782	(4)
Changes in customer advances	(13,798)	(1,815)	(19,754)	(3,011)
Miscellaneous inflows	5,102	2,617	10,171	5,044
Miscellaneous outflows	(1,035)	(2,719)	(1,035)	(2,719)

Net cash used in investing activities	(173,328)	(141,021)	(391,106)	(261,118)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	1,312	4,728	3,986	9,365
Dividends paid	(25,818)	(23,602)	(50,145)	(46,355)
Interest rate swap settlement	(21,754)	-	(21,754)	(11,691)
Issuance of long-term debt	400,804	164,884	510,518	288,844
Retirement of long-term debt	(323,043)	(223,407)	(430,109)	(226,078)
Change in credit facility	(109,000)	-	-	-

Net cash provided by (used in) financing activities	(77,499)	(77,397)	12,496	14,085

Change in cash and cash equivalents	10,628	(30,132)	(53,399)	53,654
Cash and cash equivalents at beginning of period	21,937	116,096	85,964	32,310

Cash and cash equivalents at end of period	$32,565	$85,964	$32,565	$85,964

Supplemental information:
Interest paid, net of amounts capitalized	$56,452	$37,019	$89,275	$86,034
Income taxes paid (received)	1,766	(14,591)	2,722	(3,558)

The accompanying notes are an integral part of these statements.

Note 1 – Nature of Operations and Basis of Presentation

Nature of Operations.  Southwest Gas Corporation and its subsidiaries (the “Company”) consist of two segments: natural gas operations (“Southwest” or the “natural gas operations” segment) and construction services. Southwest is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. The public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of results for a full year. Natural gas purchases and the timing of related recoveries can materially impact liquidity. NPL Construction Co. (“NPL” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that primarily provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems. Typically, NPL revenues are lowest during the first quarter of the year due to unfavorable winter weather conditions. Operating revenues typically improve as more favorable weather conditions occur during the summer and fall months.

In connection with significant changes in estimated costs to complete a large fixed-price contract, NPL recognized pretax losses (with after-tax earnings per share impacts) on the contract of $13 million ($0.18 per share), $18 million ($0.24 per share), and $13 million ($0.18 per share) during the three-, six-, and twelve-month periods ended June 30, 2012. The changes included reductions in projected productivity and higher costs of restoration work.

Basis of Presentation.  The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2011 Annual Report to Shareholders, which is incorporated by reference into the 2011 Form 10-K, and the first quarter 2012 Form 10-Q.

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

	June 30, 2012	December 31, 2011

Accounts receivable for NPL services	$7,531	$6,205

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

Other Income (Deductions).  The following table provides the composition of significant items included in Other income (deductions) on the consolidated statements of income (thousands of dollars):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30		June 30		June 30
	2012	2011	2012	2011	2012	2011

Change in COLI policies	$(1,900)	$2,600	$3,300	$4,800	$(800)	$16,700
Interest income	279	98	505	190	800	306
Pipe replacement costs	(1,033)	(962)	(1,042)	(1,847)	(3,956)	(3,879)
Miscellaneous income and (expense)	164	(185)	175	(1,870)	209	(2,327)

Total other income (deductions)	$(2,490)	$1,551	$2,938	$1,273	$(3,747)	$10,800

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

Recently Issued Accounting Standards Update.  In December 2011, the Financial Accounting Standards Board (“FASB”) issued the update “Balance Sheet (Topic 210).” The update requires an entity to disclose information about financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. This information is intended to enable users of an entity’s financial statements to understand the effect of those arrangements on the entity’s financial position. The Company will adopt this update, as required, on January 1, 2013 for interim and annual reporting periods. All disclosures are required to be provided retrospectively for all periods presented. This update is not expected to have a material impact on the Company’s disclosures.

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

	Qualified Retirement Plan
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2012	2011	2012	2011	2012	2011
(Thousands of dollars)
Service cost	$5,080	$4,431	$10,159	$8,862	$19,022	$17,328
Interest cost	9,566	9,319	19,133	18,638	37,771	36,445
Expected return on plan assets	(11,445)	(10,028)	(22,890)	(20,057)	(42,947)	(38,326)
Amortization of net loss	5,971	3,587	11,942	7,174	19,116	12,413

Net periodic benefit cost	$9,172	$7,309	$18,344	$14,617	$32,962	$27,860

	SERP
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2012	2011	2012	2011	2012	2011
(Thousands of dollars)
Service cost	$68	$54	$137	$109	$245	$295
Interest cost	407	442	814	883	1,697	1,906
Amortization of net loss	171	158	342	315	658	892

Net periodic benefit cost	$646	$654	$1,293	$1,307	$2,600	$3,093

	PBOP
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2012	2011	2012	2011	2012	2011
(Thousands of dollars)
Service cost	$244	$214	$489	$429	$918	$857
Interest cost	637	658	1,273	1,316	2,588	2,561
Expected return on plan assets	(601)	(595)	(1,202)	(1,190)	(2,391)	(2,237)
Amortization of transition obligation	216	217	433	433	867	866
Amortization of net loss	258	148	516	295	811	540

Net periodic benefit cost	$754	$642	$1,509	$1,283	$2,793	$2,587

Note 3 – Segment Information

The following tables present revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas Operations	Construction Services	Total
Three months ended June 30, 2012
Revenues from external customers	$255,917	$134,402	$390,319
Intersegment revenues	-	19,449	19,449

Total	$255,917	$153,851	$409,768

Segment net income (loss)	$(3,368)	$(308)	$(3,676)

Three months ended June 30, 2011
Revenues from external customers	$273,414	$96,162	$369,576
Intersegment revenues	-	18,929	18,929

Total	$273,414	$115,091	$388,505

Segment net income	$199	$3,856	$4,055

Six months ended June 30, 2012
Revenues from external customers	$786,630	$245,289	$1,031,919
Intersegment revenues	-	35,494	35,494

Total	$786,630	$280,783	$1,067,413

Segment net income (loss)	$75,998	$(755)	$75,243

Six months ended June 30, 2011
Revenues from external customers	$827,267	$157,939	$985,206
Intersegment revenues	-	31,739	31,739

Total	$827,267	$189,678	$1,016,945

Segment net income	$68,214	$4,390	$72,604

Twelve months ended June 30, 2012
Revenues from external customers	$1,362,729	$479,051	$1,841,780
Intersegment revenues	-	95,876	95,876

Total	$1,362,729	$574,927	$1,937,656

Segment net income	$99,204	$15,722	$114,926

Twelve months ended June 30, 2011
Revenues from external customers	$1,419,396	$307,402	$1,726,798
Intersegment revenues	-	65,942	65,942

Total	$1,419,396	$373,344	$1,792,740

Segment net income	$98,380	$14,386	$112,766

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

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on a portion (currently ranging from 25% to 35%, depending on the jurisdiction) of its natural gas supply portfolios. The maturities of the Swaps highly correlate to forecasted purchases of natural gas, during time frames ranging from July 2012 through March 2014. Under such contracts, Southwest pays the counterparty at a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas. Only the net differential is actually paid or received. The differential is calculated based on the notional amounts under the contracts, which are detailed in the table below (thousands of dekatherms):

	June 30, 2012	December 31, 2011

Swaps contracts	12,680	10,827

Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

Gains (losses) recognized in income for derivatives not designated as hedging instruments:

(Thousands of dollars)

		Three Months Ended				Six Months Ended				Twelve Months Ended
	Location of Gain or (Loss)	June 30				June 30				June 30
Instrument	Recognized in Income on Derivative	2012		2011		2012		2011		2012		2011

Swaps	Net cost of gas sold	$2,374		$(2,258)		$(4,562)		$(1,969)		$(20,794)		$(11,691)
Swaps	Net cost of gas sold	(2,374	)*	2,258	*	4,562	*	1,969	*	20,794	*	11,691	*

Total		$-		$-		$-		$-		$-		$-

* Represents the impact of regulatory deferral accounting treatment under U.S. GAAP for rate-regulated entities.

In January 2010, Southwest entered into two forward-starting interest rate swaps (“FSIRS”) to hedge the risk of interest rate variability during the period leading up to the planned issuance of fixed-rate debt to replace $200 million of debt that matured in February 2011 and $200 million that matured in May 2012. The counterparties to each agreement were four major banking institutions. The first FSIRS was a designated cash flow hedge and terminated in December 2010 concurrent with the related issuance of $125 million 4.45% 10-year Senior Notes. The second FSIRS was also a designated cash flow hedge and had a notional amount of $100 million. It terminated in March 2012 concurrent with the related issuance of $250 million 3.875% 10-year Senior Notes. At settlement of the second FSIRS, Southwest paid an aggregate $21.8 million to the counterparties. No gain or loss was recognized in income (ineffective portion) for either FSIRS during any period, including the periods presented in the following table. See Note 6 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income for additional information on both FSIRS contracts.

Gains (losses) recognized in other comprehensive income for derivatives designated as cash flow hedging instruments:

(Thousands of dollars)

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30		June 30		June 30
	2012	2011	2012	2011	2012	2011
Amount of gain/(loss) realized/ unrealized on FSIRS recognized in other comprehensive income on derivative	$-	$(3,816)	$2,959	$(3,145)	$(11,854)	$(332)

The following table sets forth the fair values of the Company’s Swaps and FSIRS and their location in the balance sheets (thousands of dollars):

Fair values of derivatives not designated as hedging instruments:

June 30, 2012		Asset	Liability
Instrument	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Deferred charges and other assets	$146	$(55)	$91
Swaps	Other current liabilities	594	(5,006)	(4,412)
Swaps	Other deferred credits	44	(860)	(816)

Total		$784	$(5,921)	$(5,137)

December 31, 2011		Asset	Liability
Instrument	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Other current liabilities	$-	$(11,122)	$(11,122)
Swaps	Other deferred credits	-	(621)	(621)

Total		$-	$(11,743)	$(11,743)

Fair values of derivatives designated as hedging instruments:

December 31, 2011		Asset	Liability
Instrument	Balance Sheet Location	Derivatives	Derivatives	Net Total
FSIRS	Other current liabilities	$-	$(24,713)	$(24,713)

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

The following table shows the amounts Southwest paid to counterparties for settlements of matured Swaps.

(Thousands of dollars)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Twelve Months Ended June 30, 2012

Paid to counterparties	$3,622	$11,169	$20,279

No amounts were received from counterparties for settlements of matured Swaps during any of the periods above ended June 30, 2012.

The following table details the regulatory assets/(liabilities) offsetting the derivatives at fair value in the balance sheets (thousands of dollars).

June 30, 2012
Instrument	Balance Sheet Location	Net Total
Swaps	Other deferred credits	$(91)
Swaps	Prepaids and other current assets	4,412
Swaps	Deferred charges and other assets	816

December 31, 2011
Instrument	Balance Sheet Location	Net Total
Swaps	Prepaids and other current assets	$11,122
Swaps	Deferred charges and other assets	621

Fair Value Measurements. The estimated fair values of Southwest’s Swaps were determined at June 30, 2012 and December 31, 2011 using New York Mercantile Exchange (“NYMEX”) futures settlement prices for delivery of natural gas at Henry Hub adjusted by the price of NYMEX ClearPort basis Swaps, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs (inputs, other than quoted prices, for similar assets or liabilities) are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measure.

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

The following table sets forth the Company’s Level 2 financial assets and liabilities recorded at fair value:

(Thousands of dollars)	June 30, 2012	December 31, 2011

Assets at fair value:
Deferred charges and other assets - Swaps	$91	$-
Liabilities at fair value:
Other current liabilities - Swaps	(4,412)	(11,122)
Other deferred credits - Swaps	(816)	(621)
Other current liabilities - FSIRS	-	(24,713)

Net Assets (Liabilities)	$(5,137)	$(36,456)

No financial assets or liabilities accounted for at fair value fell within Level 1 or Level 3 of the fair value hierarchy.

Note 5 – Long-Term Debt

Carrying amounts of the Company’s long-term debt and their related estimated fair values as of June 30, 2012 and December 31, 2011 are disclosed in the following table. The fair values of the revolving credit facility, the NPL revolving credit facility, and the variable-rate Industrial Development Revenue Bonds (“IDRBs”) approximate carrying value and are categorized as Level 1 (quoted prices for identical financial instruments) within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability. The market values of debentures (except the 4.45% Notes) and fixed-rate IDRBs are categorized as Level 2. The 4.45% Notes and NPL other debt obligations are categorized as Level 3 (based on significant unobservable inputs to their fair values). Fair values for the debentures, fixed-rate IDRBs, and NPL other debt obligations were determined through a market-based valuation approach, where fair market values are determined based on evaluated pricing data, such as broker quotes and yields for similar securities adjusted for observable differences. Significant inputs used in the valuation generally include benchmark yield curves and issuer spreads. The external credit rating, coupon rate, and maturity of each security are considered in the valuation, as applicable.

	June 30, 2012		December 31, 2011
	Carrying	Market	Carrying	Market
	Amount	Value	Amount	Value
(Thousands of dollars)
Debentures:
Notes, 7.625%, due 2012	$-	$-	$200,000	$204,312
Notes, 4.45%, due 2020	125,000	137,478	125,000	128,673
Notes, 6.1%, due 2041	125,000	158,631	125,000	143,074
Notes, 3.875%, due 2022	250,000	266,838	-	-
8% Series, due 2026	75,000	109,272	75,000	96,340
Medium-term notes, 7.59% series, due 2017	25,000	30,810	25,000	30,199
Medium-term notes, 7.78% series, due 2022	25,000	34,086	25,000	31,932
Medium-term notes, 7.92% series, due 2027	25,000	36,183	25,000	31,648
Medium-term notes, 6.76% series, due 2027	7,500	9,827	7,500	8,510
Unamortized discount	(3,541)		(2,087)

	653,959		605,413

Revolving credit facility and commercial paper	-	-	109,000	109,000

Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Fixed-rate bonds:
6.10% 1999 Series A, due 2038	-	-	12,410	12,410
5.95% 1999 Series C, due 2038	14,320	14,344	14,320	14,449
5.55% 1999 Series D, due 2038	8,270	8,360	8,270	8,253
5.45% 2003 Series C, due 2038 (rate resets in 2013)	30,000	30,854	30,000	31,332
5.25% 2003 Series D, due 2038	20,000	20,137	20,000	19,583
5.80% 2003 Series E, due 2038 (rate resets in 2013)	15,000	15,411	15,000	15,634
5.25% 2004 Series A, due 2034	65,000	65,578	65,000	64,291
5.00% 2004 Series B, due 2033	31,200	31,055	31,200	30,283
4.85% 2005 Series A, due 2035	100,000	98,303	100,000	94,836
4.75% 2006 Series A, due 2036	24,855	24,188	24,855	23,179
Unamortized discount	(3,290)		(3,360)

	505,355		517,695

NPL credit facility	40,000	40,000	16,566	16,566
NPL other debt obligations	23,249	23,418	4,802	4,814

	1,222,563		1,253,476
Less: current maturities	(19,403)		(322,618)

Long-term debt, less current maturities	$1,203,160		$930,858

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

In March 2012, the Company issued $250 million in 3.875% Senior Notes at a 0.034% discount. The notes will mature on April 1, 2022. Management used approximately $200 million of the net proceeds in connection with the repayment of the $200 million 7.625% Senior Notes that matured in May 2012. The remaining net proceeds were used for general corporate purposes.

In January 2012, the Company redeemed at par its $12.4 million 1999 6.1% Series A fixed-rate IDRBs (originally due in 2038).

In August 2012, the Company redeemed at par its $14.3 million 1999 5.95% Series C fixed-rate IDRBs (originally due in 2038). These IDRBs are reflected as current maturities at June 30, 2012.

In June 2012, NPL replaced its existing $30 million revolving credit facility that was to expire in June 2013 with a $75 million facility that is scheduled to expire in June 2015. Interest rates for the credit facility are calculated at either LIBOR or a base rate, plus, in each case, 0.75%.

Note 6 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income

The table below provides details of activity in equity during the six months ended June 30, 2012.

	Southwest Gas Corporation Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interest	Total
(In thousands, except per share amounts)	Shares	Amount
DECEMBER 31, 2011	45,956	$47,586	$821,640	$(49,331)	$406,125	$(989)	$1,225,031
Common stock issuances	172	172	4,590				4,762
Net income (loss)					75,243	(296)	74,947
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				952			952
FSIRS realized and unrealized gain (loss), net of tax (Note 4)				1,834			1,834
Amounts reclassified to net income, net of tax (Note 4)				700			700
Dividends declared
Common: $0.59 per share					(27,544)		(27,544)

JUNE 30, 2012	46,128	$47,758	$826,230	$(45,845)	$453,824	$(1,285)	$1,280,682

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

Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

(Thousands of dollars)

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of transition obligation	$216	$(82)	$134	$217	$(82)	$135
Amortization of net loss	6,400	(2,432)	3,968	3,893	(1,479)	2,414
Regulatory adjustment	(5,848)	2,222	(3,626)	(3,594)	1,365	(2,229)

Pension plans other comprehensive income (loss)	768	(292)	476	516	(196)	320

FSIRS (designated hedging activities):
Unrealized/realized loss	-	-	-	(3,816)	1,450	(2,366)
Amounts reclassifed into net income	837	(318)	519	293	(111)	182

FSIRS other comprehensive income (loss)	837	(318)	519	(3,523)	1,339	(2,184)
Total other comprehensive income (loss)	$1,605	$(610)	$995	$(3,007)	$1,143	$(1,864)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of transition obligation	$433	$(165)	$268	$433	$(164)	$269
Amortization of net loss	12,800	(4,864)	7,936	7,784	(2,958)	4,826
Regulatory adjustment	(11,697)	4,445	(7,252)	(7,185)	2,730	(4,455)

Pension plans other comprehensive income (loss)	1,536	(584)	952	1,032	(392)	640

FSIRS (designated hedging activities):
Unrealized/realized gain/(loss)	2,959	(1,125)	1,834	(3,145)	1,195	(1,950)
Amounts reclassifed into net income	1,129	(429)	700	585	(222)	363

FSIRS other comprehensive income (loss)	4,088	(1,554)	2,534	(2,560)	973	(1,587)

Total other comprehensive income (loss)	$5,624	$(2,138)	$3,486	$(1,528)	$581	$(947)

	Twelve Months Ended June 30, 2012			Twelve Months Ended June 30, 2011
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$(135,492)	$51,487	$(84,005)	$(9,058)	$3,442	$(5,616)
Amortization of transition obligation	867	(331)	536	866	(329)	537
Amortization of net loss	20,585	(7,822)	12,763	13,845	(5,261)	8,584
Regulatory adjustment	101,419	(38,539)	62,880	(1,140)	434	(706)

Pension plans other comprehensive income (loss)	(12,621)	4,795	(7,826)	4,513	(1,714)	2,799
FSIRS (designated hedging activities):
Unrealized/realized loss	(11,854)	4,504	(7,350)	(332)	127	(205)
Amounts reclassifed into net income	1,713	(651)	1,062	682	(259)	423

FSIRS other comprehensive income (loss)	(10,141)	3,853	(6,288)	350	(132)	218

Total other comprehensive income (loss)	$(22,762)	$8,648	$(14,114)	$4,863	$(1,846)	$3,017

(1)	Tax amounts are calculated using a 38% rate.

Approximately $2.1 million of realized/unrealized losses (net of tax) related to the FSIRS reported in Accumulated other comprehensive income (“AOCI”) at June 30, 2012 will be reclassified into interest expense within the next 12 months as interest payments on the related long-term debt occur.

The following represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets:

AOCI - Rollforward

(Thousands of dollars)

	Defined Benefit Plans			FSIRS
	Before- Tax	Tax (Expense) Benefit	After- Tax	Before- Tax	Tax (Expense) Benefit	After- Tax	AOCI
Beginning Balance AOCI December 31, 2011	$(44,429)	$16,883	$(27,546)	$(35,138)	$13,353	$(21,785)	$(49,331)
Current period change	1,536	(584)	952	4,088	(1,554)	2,534	3,486

Ending Balance AOCI June 30, 2012	$(42,893)	$16,299	$(26,594)	$(31,050)	$11,799	$(19,251)	$(45,845)

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

On a seasonally adjusted basis as of June 30, 2012, Southwest had 1,858,000 residential, commercial, industrial, and other natural gas customers, of which 999,000 customers were located in Arizona, 675,000 in Nevada, and 184,000 in California. Residential and commercial customers represented over 99% of the total customer base. During the twelve months ended June 30, 2012, 55% of operating margin was earned in Arizona, 34% in Nevada, and 11% in California. During this same period, Southwest earned 85% of its operating margin from residential and small commercial customers, 4% from other sales customers, and 11% from transportation customers. These general patterns are expected to remain materially consistent for the foreseeable future.

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

NPL Construction Co. (“NPL” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that primarily provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems. NPL operates in 18 major markets nationwide. Construction activity is cyclical and can be significantly impacted by changes in weather, general and local economic conditions (including the housing market), interest rates, employment levels, job growth, the equipment resale market, pipe replacement programs of utilities, and local and federal regulation (including tax rates and incentives). During the past few years, utilities have implemented pipeline integrity management programs to enhance safety pursuant to federal and state mandates. These programs coupled with bonus depreciation tax deduction incentives have resulted in a significant increase in multi-year pipeline replacement projects throughout the country. Generally, revenues are lowest during the first quarter of the year due to less favorable winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. In certain circumstances, such as with large, longer duration bid contracts, results may be impacted by differences between costs incurred and those anticipated when the work was originally bid.

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as the MD&A, included in the 2011 Annual Report to Shareholders, which is incorporated by reference into the 2011 Form 10-K, and the first quarter 2012 Form 10-Q.

Executive Summary

The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s operations. As needed, certain items are covered in greater detail in later sections of management’s discussion and analysis. As reflected in the table below, the natural gas operations segment accounted for an average of 87% of twelve-month-to-date consolidated net income over the past two years. As such, management’s discussion and analysis is primarily focused on that segment. Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of the results for a full year.

Summary Operating Results

	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2012	2011	2012	2011	2012	2011
	(In thousands, except per share amounts)
Contribution to net income (loss)
Natural gas operations	$(3,368)	$199	$75,998	$68,214	$99,204	$98,380
Construction services	(308)	3,856	(755)	4,390	15,722	14,386

Net income (loss)	$(3,676)	$4,055	$75,243	$72,604	$114,926	$112,766

Average number of common shares outstanding	46,114	45,864	46,091	45,814	45,996	45,656

Basic earnings (loss) per share
Consolidated	$(0.08)	$0.09	$1.63	$1.58	$2.50	$2.47

Natural Gas Operations
Operating margin	$163,958	$156,359	$451,924	$426,406	$815,395	$782,351

2nd Quarter 2012 Overview

Natural gas operations highlights include the following:

•	Operating margin increased approximately $8 million compared to the prior-year quarter
•	Operating expenses increased $5.5 million, or 4%, compared to the prior-year quarter
•	Other income decreased $4.3 million between quarters
•	Nevada general rate case filed requesting approximately $27 million
•	$200 million 7.625% Senior Notes repaid at maturity
•	Fitch Ratings upgraded the Company’s credit rating to A- from BBB+ in May 2012

Construction services highlights include the following:

•	Revenues increased $38.8 million, or 34%, compared to the prior-year quarter
•	Construction expenses increased $42.8 million (including a $13 million contract loss), or 42%, compared to the prior-year quarter
•	Replacement of a $30 million credit facility with a new $75 million facility

Nevada General Rate Case. Southwest filed a general rate application with the Public Utilities Commission of Nevada (“PUCN”) in April 2012 requesting $26.9 million to recover increased costs for operations in northern and southern Nevada. Hearings are scheduled to begin in September 2012. Southwest has requested that new rates become effective November 1, 2012. See Rates and Regulatory Proceedings for more information.

Weather and Conservation. Weather has traditionally been the primary reason for volatility in margin, which continued throughout 2011 with respect to Southwest’s Arizona service territories. In January 2012, however, a full revenue decoupling mechanism, which includes a winter-period monthly weather adjuster, was implemented in the Arizona service territories. With this change, all of Southwest’s service territories now have decoupled rate structures, which are designed to mitigate the impacts of weather variability and conservation on margin and allow the Company to aggressively pursue energy efficiency initiatives.

Customer Growth. Southwest completed 15,000 first-time meter sets, but realized 19,000 net new customers over the last twelve months. The incremental additions reflect a return to service of customer meters on previously vacant homes. Southwest estimates the number of excess inactive meters is approximately 40,000 at June 30, 2012. Southwest projects customer growth associated with new meter sets of 1% or less for 2012, along with the gradual return of customers from previously vacant homes.

Company-Owned Life Insurance (“COLI”). Southwest has life insurance policies on members of management and other key employees to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The COLI policies have a combined net death benefit value of approximately $226 million at June 30, 2012. The net cash surrender value of these policies (which is the cash amount that would be received if Southwest voluntarily terminated the policies) is approximately $77 million at June 30, 2012 and is included in the caption “Other property and investments” on the balance sheet. Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, generally the cash surrender value (but not the net death benefit) moves up and down consistent with the movements in the broader stock and bond markets. As indicated in Note 1, cash surrender values of COLI policies decreased $1.9 million in the second quarter of 2012. The same period of 2011 included a net $2.6 million increase in other income associated with net death benefits recognized and cash surrender value changes of COLI policies. Management currently expects average returns of $2 million to $4 million annually on the COLI policies, excluding any net death benefits recognized. Based on the current investment mix, both positive and negative deviations from expected levels are likely to continue.

Credit Rating Upgrades. In March 2012, Moody’s Investors Service, Inc. (“Moody’s) upgraded the Company’s senior unsecured debt rating to Baa1 from Baa2 (the outlook remains stable). Moody’s cited the Company’s prospects for continued strong financial results and credit metrics, as well as the resolution of the Arizona rate case as factors in its decision. Moody’s applies a Baa rating to obligations which are considered medium grade obligations with adequate security. A numerical modifier of 1 (high end of the category) through 3 (low end of the category) is included with the Baa to indicate the approximate rank of a company within the range.

In May 2012, Fitch Ratings (“Fitch”) upgraded the Company’s senior unsecured rating to A- from BBB+ (the outlook has been revised to positive from stable). Fitch cited the Company’s strong operational performance for 2011 and expectations for continued strong performance for 2012 due in part to the recent rate design changes adopted in Arizona. Fitch debt ratings range from AAA (highest credit quality) to D (defaulted debt obligation). The Fitch rating of A- indicates low credit risk and a strong ability to pay financial commitments.

Liquidity. Southwest believes its liquidity position is solid. Southwest has a $300 million credit facility maturing in March 2017. The facility is provided through a consortium of eight major banking institutions. Historically, usage of the credit facility has been low and concentrated in the first half of the winter heating period when gas purchases require temporary financing. The credit facility borrowings outstanding at December 31, 2011 along with borrowings after that date were repaid during the first quarter of 2012 and no borrowing took place under the new facility during the second quarter of 2012, primarily due to existing cash reserves and natural gas prices that were relatively stable. At June 30, 2012, the entire $300 million was available for long-term and working capital needs. Southwest has no significant debt maturities prior to 2017.

Loss on NPL Contract. NPL operating results declined from income of $3.9 million during the second quarter of 2011 to a loss of $308,000 during the second quarter of 2012. Construction revenues increased from $115 million to $154 million reflecting the continued emphasis on pipe replacement activity across the country. Construction costs increased from $102 million to $145 million resulting in a net decline in operating income between periods of $7.3 million. Current-quarter results were negatively impacted by the recognition of $13 million of costs in excess of revenues associated with a large fixed-price pipe replacement contract in a single geographic area.

Since inception in 2011, NPL has recognized $61 million of revenues on this contract, including $37 million in 2011 and $24 million in 2012 ($8 million in the second quarter). Construction costs recorded to date total $74 million, including $42 million during 2012 ($21 million in the second quarter). A number of factors contributed to the loss on the contract, which was the largest fixed-price contract ever undertaken by NPL. At June 30, 2012, this contract was over 80% complete. No additional losses are anticipated on the remaining work to be performed, although no assurances can be provided that additional losses on this contract will not occur.

For the second half of 2012, NPL has another contract in the same geographical area, of which the fixed-price component is approximately $32 million. Management has reviewed this contract, which overall is expected to be marginally profitable. Other operating areas are expected to continue to remain profitable.

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended
	June 30,
	2012	2011
	(Thousands of dollars)
Gas operating revenues	$255,917	$273,414
Net cost of gas sold	91,959	117,055

Operating margin	163,958	156,359
Operations and maintenance expense	91,884	88,708
Depreciation and amortization	46,373	43,476
Taxes other than income taxes	9,734	10,296

Operating income	15,967	13,879
Other income (deductions)	(2,747)	1,525
Net interest deductions	18,026	17,153

Income (loss) before income taxes	(4,806)	(1,749)
Income tax expense (benefit)	(1,438)	(1,948)

Contribution to consolidated net income (loss)	$(3,368)	$199

Contribution to consolidated net income from natural gas operations decreased by $3.6 million in the second quarter of 2012 compared to the same period a year ago. The decline was primarily due to reduced other income (associated with COLI policies), which more than offset an improvement in operating income.

Operating margin increased $8 million in the second quarter of 2012 compared to the second quarter of 2011. Rate relief in Arizona provided an approximate $5 million increase in operating margin. Weather changes between quarters accounted for a $2 million increase as warmer-than-normal temperatures were experienced in the prior-year quarter. With a new rate decoupling mechanism in Arizona, effective January 2012, weather is not expected to be a significant factor in operating margin overall. New customers contributed an incremental $1 million in operating margin during the second quarter of 2012, as approximately 19,000 net new customers were added during the last twelve months.

Operations and maintenance expense increased $3.2 million, or 4%, between quarters primarily due to higher general costs and employee-related costs including pension expense.

Depreciation expense increased $2.9 million, or 7%, as a result of additional plant in service. Average gas plant in service for the current quarter increased $252 million, or 5%, compared to the corresponding quarter a year ago. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business.

Taxes other than income taxes decreased $562,000 primarily due to anticipated reductions in Arizona property tax rates recognized in the current quarter, but retroactive to January 2012.

Other income, which principally includes returns on COLI policies (including recognized net death benefits) and non-utility expenses, decreased $4.3 million between quarters. In the current quarter, cash surrender values of COLI policies declined $1.9 million, while the prior-year quarter included a net $2.6 million in other income associated with net death benefits recognized and COLI cash surrender value changes.

Net interest deductions increased $873,000 between quarters. In March 2012, Southwest issued the $250 million 3.875% Senior Notes primarily for the purpose of repaying the $200 million 7.625% Senior Notes that matured in May 2012. Both borrowings were outstanding for a period during the second quarter of 2012 (prior to the due date and repayment of the maturing notes), which temporarily increased borrowing costs. Reduced interest rates associated with variable-rate debt (including reductions relating to the interest tracking mechanism for 2003 and 2008 Series A IDRBs) partially offset the increase.

Six-Month Analysis

	Six Months Ended
	June 30,
	2012	2011
	(Thousands of dollars)
Gas operating revenues	$786,630	$827,267
Net cost of gas sold	334,706	400,861

Operating margin	451,924	426,406
Operations and maintenance expense	187,734	179,658
Depreciation and amortization	92,665	87,357
Taxes other than income taxes	20,465	20,165

Operating income	151,060	139,226
Other income (deductions)	2,686	1,289
Net interest deductions	35,003	34,981

Income before income taxes	118,743	105,534
Income tax expense	42,745	37,320

Contribution to consolidated net income	$75,998	$68,214

Contribution to consolidated net income from natural gas operations increased by $7.8 million in the first six months of 2012 compared to the same period a year ago. The improvement was primarily due to increases in operating margin and other income, partially offset by higher operating expenses.

Operating margin increased $26 million between periods. Rate relief in Arizona provided an approximate $27 million increase in operating margin. New customers contributed an incremental $3 million in operating margin during the first six months of 2012. Offsetting these increases was a reduction of $4 million in operating margin between periods primarily due to moderately colder weather in Arizona in the first half of 2011. With a new rate decoupling mechanism in Arizona, effective January 2012, weather is not expected to be a significant factor in operating margin overall.

Operations and maintenance expense increased $8.1 million, or 4%, between periods primarily due to higher general costs and employee-related costs including pension expense.

Depreciation expense increased $5.3 million, or 6%, as a result of additional plant in service. Average gas plant in service for the current period increased $247 million, or 5%, compared to the corresponding period a year ago. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business.

The $300,000 increase in taxes other than income taxes is primarily due to higher property taxes in Arizona associated with additional plant in service.

Other income, which principally includes returns on COLI policies and non-utility expenses, increased $1.4 million between the six-month periods of 2012 and 2011. The current period includes $3.3 million of COLI cash surrender value increases. The prior-year period included $2.1 million of COLI cash surrender value increases and $2.7 million of recognized net death benefits in excess of the cash surrender value. In addition, Arizona non-recoverable pipe replacement and other non-utility costs were temporarily lower in the first quarter of 2012 compared to 2011. This pipe replacement activity is expected to be substantially complete by the end of 2012.

Net interest deductions were flat between periods. A temporary increase in debt outstanding for approximately two months associated with the issuance of $250 million 3.785% Senior Notes in March 2012 to repay $200 million 7.625% Senior Notes that matured in May 2012 more than offset the savings related to the new lower interest rates.

Twelve-Month Analysis

	Twelve Months Ended
	June 30,
	2012	2011
	(Thousands of dollars)
Gas operating revenues	$1,362,729	$1,419,396
Net cost of gas sold	547,334	637,045

Operating margin	815,395	782,351
Operations and maintenance expense	366,574	360,961
Depreciation and amortization	180,561	172,971
Taxes other than income taxes	41,249	39,652

Operating income	227,011	208,767
Other income (deductions)	(4,007)	11,012
Net interest deductions	68,799	73,208

Income before income taxes	154,205	146,571
Income tax expense	55,001	48,191

Contribution to consolidated net income	$99,204	$98,380

The contribution to consolidated net income from natural gas operations increased $824,000 between the twelve-month periods of 2012 and 2011. An increase in operating income and lower interest expense were offset by a decrease in other income associated with COLI policies.

Operating margin increased $33 million between periods primarily due to $27 million of rate relief in Arizona. Customer growth contributed $4 million toward the increase. Differences in heating demand, caused primarily by weather variations, accounted for $6 million of the increase as warmer-than-normal temperatures were experienced in the prior period. With a new rate decoupling mechanism in Arizona, effective January 2012, weather is not expected to be a significant factor in operating margin overall. Partially offsetting the margin increase was an out-of-period adjustment ($4 million) recorded during the third quarter of 2011, related to a regulatory deferral mechanism.

Operations and maintenance expense increased $5.6 million, or 2%, between periods primarily due to higher general costs and employee-related costs including pension expense. These cost increases were partially offset by favorable claims experience under Southwest’s self-insured medical plan during the fourth quarter of 2011.

Depreciation expense increased $7.6 million, or 4%, as a result of additional plant in service. Average gas plant in service for the current period increased $199 million, or 4%, as compared to the prior-year period. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business.

Taxes other than income taxes increased $1.6 million primarily due to higher property taxes in Arizona recognized mainly in the second half of 2011.

Other income declined $15 million between the twelve-month periods of 2012 and 2011. The current twelve-month period reflects an $800,000 decline in COLI policy cash surrender values (net of recognized death benefits), while the prior twelve-month period included income of $16.7 million due to an increase in COLI cash surrender values and recognized net death benefits. COLI income in the previous twelve-month period was especially high due to strong equity-market returns on investments underlying the policies and over $5 million in recognized net death benefits.

Net interest deductions decreased $4.4 million between the twelve-month periods of 2012 and 2011 primarily due to cost savings from debt refinancing, and reduced interest rates associated with variable-rate debt (including reductions relating to the interest tracking mechanism for 2003 and 2008 Series A IDRBs).

Outlook for Full-Year 2012 – 2nd Quarter Update

Operating margin for 2012 is expected to increase primarily due to the additional revenue authorized in the Arizona rate case effective January 2012. However, the incremental margin in 2012 compared to 2011 is expected to be 10% to 20% lower than the $52.6 million approved because the average usage and margin per Arizona customer in 2011 were higher than the amounts used in calculating the deficiency when the rate case was filed in 2010. In April 2012, Southwest filed a general rate case in Nevada requesting a $27 million increase in revenue. Hearings are scheduled to be held in September 2012. Southwest has requested that the new rates become effective in November 2012. No assumption has been included in the margin projection about the amount of rate relief to be granted in this case.

Operating expenses for full-year 2012 compared to 2011 will continue to be impacted by inflation general cost increases, and depreciation expense on plant additions. Incremental costs including a $7.5 million increase in pension expense for 2012 and additional depreciation on accelerated pipe replacement activities are expected to result in a higher level of expense increase (approximately 4%) than has been experienced over the past two calendar years.

Southwest expects to realize approximately $5 million in interest savings on an annualized basis due to debt refinancings and redemptions. These savings relate to the March 2012 issuance of $250 million in 3.875% Senior Notes and the repayment of the $200 million of 7.625% debt that occurred in May 2012, as well as the January 2012 redemption of the $12.4 million 1999 6.1% Series A IDRBs and the August 2012 redemption of the $14.3 million 1999 5.95% Series C IDRBs.

Results of Construction Services

Results of Construction Services

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
(Thousands of dollars)
Construction revenues	$153,851	$115,091	$280,783	$189,678	$574,927	$373,344
Operating expenses:
Construction expenses	145,274	102,463	264,805	171,081	517,427	327,941
Depreciation and amortization	9,164	5,939	17,035	10,920	31,331	20,913

Operating income (loss)	(587)	6,689	(1,057)	7,677	26,169	24,490
Other income (deductions)	257	26	252	(16)	260	(212)
Net interest deductions	226	202	408	333	900	605

Income (loss) before income taxes	(556)	6,513	(1,213)	7,328	25,529	23,673
Income tax expense (benefit)	(36)	2,699	(162)	3,175	10,390	9,700

Net income (loss)	(520)	3,814	(1,051)	4,153	15,139	13,973
Net income (loss) attributable to noncontrolling interest	(212)	(42)	(296)	(237)	(583)	(413)

Contribution to consolidated net income (loss) attributable to NPL	$(308)	$3,856	$(755)	$4,390	$15,722	$14,386

Quarterly Analysis. Contribution to consolidated net income from construction services for the three months ended June 30, 2012 decreased $4.2 million compared to the same period of 2011.

Revenues increased $38.8 million when compared to the same period of 2011. Revenue from replacement construction continues to be strong. Construction expenses increased $42.8 million due to the increase in construction work including recognition of a $13 million loss associated with a large pipeline project that started in 2011 (see Loss on NPL Contract on page 18 for additional information). Depreciation expense increased $3.2 million due to additional equipment purchases. Gains on sale of equipment (reflected as an offset to construction expenses) were $1.9 million and $419,000 for the second quarters of 2012 and 2011, respectively.

Six-Month Analysis. Contribution to consolidated net income from construction services for the six months ended June 30, 2012 decreased $5.1 million compared to the same period of 2011.

Revenues increased $91.1 million, or 48%, when compared to the same period of 2011 primarily due to increased replacement construction. Construction expenses increased $93.7 million or 55% due to the increase in replacement construction work including recognition of an $18 million loss associated with the large pipeline project that started in 2011. These changes drove construction expenses approximately $18 million higher, resulting in an operating loss for the six-month period. Depreciation expense increased $6.1 million between the current period and the prior-year period due to an increase in equipment purchases. Gains on sale of equipment were $3.3 million and $1.3 million for the first six months of 2012 and 2011, respectively.

Twelve-Month Analysis. The contribution to consolidated net income from construction services for the twelve-month period ended June 30, 2012 increased $1.3 million compared to the same period of 2011.

Revenues increased $202 million due primarily to an increase in the volume of replacement work. Construction expenses increased $189 million between the twelve-month periods due primarily to costs associated with the increase in replacement construction work including recognition of a $13 million loss associated with the large pipeline project. Depreciation expense rose $10.4 million due to an increase in new equipment purchases. Gains on sale of equipment were $5.3 million and $2.3 million for the twelve-month periods of 2012 and 2011, respectively.

NPL’s revenues and operating profits are influenced by weather, customer requirements, mix of work, local economic conditions, bidding results, the equipment resale market, and the credit market. Typically, revenues are lowest during the first quarter of the year due to unfavorable winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. Current low interest rates, the impact of bonus depreciation legislation, and the regulatory environment (encouraging the natural gas industry to replace aging pipeline infrastructure) are having a positive influence on NPL’s revenue growth.

During the past two years, NPL has focused its efforts on obtaining pipe replacement work under both blanket contracts and incremental bid projects. For the twelve months ended June 30, 2012, approximately 76% of revenues were from replacement work compared to 72% for the twelve months ended June 30, 2011. Federal and state pipeline safety-related programs and bonus depreciation incentives have resulted in many utilities undertaking multi-year distribution pipe replacement projects. NPL continues to bid on pipe replacement projects throughout the country and is making structural and transitional changes to match the increased size and complexity of the business including the recently announced appointment of a new chief executive officer at NPL.

Rates and Regulatory Proceedings

Nevada General Rate Case. Southwest filed a general rate application with the PUCN in April 2012 to recover increased costs for operations in northern and southern Nevada. In addition, the filing reflects additional investments in infrastructure and includes changes in depreciation, cost of service, and cost of capital. Southwest is requesting an increase in revenue of $1.5 million, or 1.41%, in northern Nevada and $25.4 million, or 6.15%, in southern Nevada. In the application, Southwest requests an overall rate of return of 8.45% on original cost rate base of $115 million for northern Nevada and an overall rate of return of 7.44% on original cost rate base of $821 million for southern Nevada, a return on common equity of 10.65%, and a capital structure utilizing 54% common equity. Hearings are scheduled to begin in September 2012. Southwest has requested that new rates become effective November 1, 2012. Southwest’s last general rate increase in Nevada occurred in 2009.

PGA Filings

The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. At June 30, 2012, over-collections in all service territories resulted in a liability of $117 million on the Company’s balance sheet. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on profit margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual income statement components. These include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).

As of June 30, 2012, December 31, 2011, and June 30, 2011, Southwest had the following outstanding PGA balances receivable/(payable) (millions of dollars):

	June 30, 2012	December 31, 2011	June 30, 2011
Arizona	$(53.9)	$(28.4)	$(35.3)
Northern Nevada	(16.0)	(7.9)	(14.8)
Southern Nevada	(44.0)	(36.1)	(46.7)
California	(3.0)	2.3	(2.0)

	$(116.9)	$(70.1)	$(98.8)

Capital Resources and Liquidity

Cash on hand and cash flows from operations in the past twelve months provided the majority of cash used in investing activities (primarily for construction expenditures and property additions). Certain pipe replacement work was accelerated during 2011 to take advantage of bonus depreciation tax incentives. This acceleration continued in the first half of 2012 and is expected to continue in the second half of 2012. In 2010 and 2011, cash on hand and cash flows from operations were generally sufficient to provide for net investing activities and the Company was able to reduce the net amount of debt outstanding (including subordinated debentures and short-term borrowings) as well as amounts due to customers under its PGA mechanisms. The Company’s capitalization strategy is to maintain an appropriate balance of equity and debt.

Cash Flows

Operating Cash Flows. Cash flows provided by consolidated operating activities increased $73.2 million in the first six months of 2012 as compared to the same period of 2011. The improvement in operating cash flows was attributable to greater net income and non-cash depreciation expense and temporary net cash flow increases in working capital components overall.

Investing Cash Flows. Cash used in consolidated investing activities increased $32.3 million in the first six months of 2012 as compared to the same period of 2011. The increase was primarily due to additional construction expenditures, including scheduled and accelerated pipe replacement (to take advantage of bonus depreciation tax incentives), and equipment purchases by NPL due to the increased replacement construction work of its customers. Offsetting these cash outflows in the current-year period were draw-downs of funds, restricted to utilization for construction activities, associated with an industrial development revenue bond issuance in 2009.

Financing Cash Flows. Net cash used in consolidated financing activities was relatively unchanged in the first six months of 2012 as compared to the same period of 2011. Debt repayments including the $12.4 million 1999 6.1% Series A fixed-rate IDRBs repaid in January 2012, the $200 million 7.625% IDRBs repaid in May 2012, and the repayment of outstanding borrowings on the credit facility were partially offset by the issuance of new debt including the $250 million 3.875% Senior Notes. The remaining issuance amounts and retirements of long-term debt primarily relate to borrowings and repayments under NPL’s line of credit. The prior-year period included the repayment of the $200 million 8.375% Notes and the issuance of the $125 million 6.1% Notes. The second FSIRS contract was settled by paying $21.8 million during the first quarter of 2012 (at maturity). Dividends paid increased in the first six months of 2012 as compared to the first six months of 2011 as a result of an increase in the quarterly dividend and an increase in the number of shares outstanding.

The capital requirements and resources of the Company generally are determined independently for the natural gas operations and construction services segments. Each business activity is generally responsible for securing its own financing sources.

Gas Segment Construction Expenditures, Debt Maturities, and Financing

During the twelve-month period ended June 30, 2012, construction expenditures for the natural gas operations segment were $335 million. The majority of these expenditures represented costs associated with scheduled and accelerated replacement of existing transmission, distribution, and general plant (see also Bonus Depreciation below). Cash flows from operating activities of Southwest were $288 million and provided approximately 75% of construction expenditures and dividend requirements. Other necessary funding was provided by cash on hand and external financing activities.

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

In January 2012, the Company redeemed at par its $12.4 million 1999 6.1% Series A fixed-rate IDRBs. The IDRBs were originally due in 2038. In February 2012 the Company drew down $12.8 million in restricted cash from a 2009 IDRB offering.

In March 2012, the Company issued $250 million in 3.875% Senior Notes. The notes will mature on April 1, 2022. Management used approximately $200 million of the net proceeds in connection with the repayment of the $200 million 7.625% Senior Notes that matured in May 2012. The remaining net proceeds were used for general corporate purposes.

In August 2012, the Company redeemed at par its $14.3 million 1999 5.95% Series C fixed-rate IDRBs (originally due in 2038).

During the six months ended June 30, 2012, the Company issued shares of common stock through the Stock Incentive Plan, raising approximately $1.3 million.

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

On an interim basis, Southwest generally defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At June 30, 2012, the combined balance in the PGA accounts totaled an over-collection of $117 million. See PGA Filings for more information.

In March 2012, the Company replaced a $300 million revolving credit facility that was to expire in May 2012 with a $300 million facility that is scheduled to expire in March 2017. Interest rates for the credit facility are calculated at either the London Interbank Offered Rate (“LIBOR”) or the “alternate base rate,” plus in each case an applicable margin that is determined based on the Company’s senior unsecured debt rating. At the Company’s current unsecured debt rating, the applicable margin is 1.125% for loans bearing interest with reference to LIBOR and 0.125% for loans bearing interest with reference to the alternative base rate. Southwest has designated $150 million of the $300 million facility for long-term borrowing needs and the remaining $150 million for working capital purposes. The borrowings at December 31, 2011 (and additional borrowings which resulted in a maximum outstanding balance of $128 million during the first quarter) under the predecessor facility were repaid during the first quarter of 2012. At June 30, 2012, no borrowings were outstanding on either the long-term or short-term portion of the new credit facility, and no borrowings occurred under the new facility during the second quarter of 2012. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. This credit facility has been, and is expected to continue to be, adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing.

The following table sets forth the ratios of earnings to fixed charges for the Company. Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	June 30, 2012	December 31, 2011

Ratio of earnings to fixed charges	3.22	3.21

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and net amortized debt costs.

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, and underlying assumptions. The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, interest savings, use of proceeds, the Company’s COLI strategy, annual COLI returns, replacement market and new construction market, bonus tax depreciation deductions, amount and timing for completion of estimated future construction expenditures, forecasted operating cash flows and results of operations, incremental operating margin in 2012, operating expense increases in 2012, funding sources of cash requirements, sufficiency of working capital, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity, future dividend increases, earnings trends, NPL’s projected financial performance and related market growth potential, NPL’s bid contracts and results thereunder, including expectations regarding estimates of costs and revenues, pension and post-retirement benefits, certain benefits of tax acts, the effect of rate decoupling in Arizona, statements regarding future gas prices, gas purchase contracts and derivative financial instruments, the impact of certain legal proceedings, and the timing and results of future rate hearings and approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, the ability to recover costs through the PGA mechanisms, the effects of regulation/deregulation, the timing and amount of rate relief, changes in rate design, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, changes in construction expenditures and financing, changes in operations and maintenance expenses, effects of pension expense forecasts, accounting changes, future liability claims, changes in pipeline capacity for the transportation of gas and related costs, results of NPL bid work, acquisitions and management’s plans related thereto, competition, and our ability to raise capital in external financings. In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing and operations and maintenance expenses will continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Based on the most recent evaluation, as of June 30, 2012, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2012 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 5.

OTHER INFORMATION     On July 11, 2012, the Company appointed James P. Kane as President and Chief Executive Officer of NPL, the construction subsidiary of the Company. In connection with this new appointment, Mr. Kane relinquished his position as President of Southwest Gas Corporation and its utility operations. Concurrent with these changes, Jeffrey W. Shaw, the Company’s Chief Executive Officer, assumed Mr. Kane’s duties at the Company. Effective July 31, 2012, Mr. Shaw’s title became President and Chief Executive Officer.

ITEM 6.	EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 3(ii)	-	Amended Bylaws of Southwest Gas Corporation. Incorporated herein by reference to Exhibit 3(ii) to Form 8-K dated July 31, 2012. File No. 1-07850.
Exhibit 10.01	-	NPL Employment Agreement with James P. Kane.
Exhibit 10.02	-	2006 Restricted Stock/Unit Plan, as amended and restated. Incorporated herein by reference to Appendix A to the Proxy Statement dated March 28, 2012. File No. 1-07850.
Exhibit 12.01	-	Computation of Ratios of Earnings to Fixed Charges.
Exhibit 31.01	-	Section 302 Certifications.
Exhibit 32.01	-	Section 906 Certifications.
Exhibit 99.01	-	NPL Credit Facility Agreement.
Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: August 8, 2012
/s/ GREGORY J. PETERSON
Gregory J. Peterson
Vice President/Controller and Chief Accounting Officer