Form 10-Q
period 2012-09-30
SOUTHWEST GAS CORP
filed 2012-11-07
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Common Stock, $1 Par Value, 46,140,788 shares as of October 26, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except par value)

(Unaudited)

	SEPTEMBER 30, 2012	DECEMBER 31, 2011
ASSETS
Utility plant:
Gas plant	$4,931,339	$4,811,050
Less: accumulated depreciation	(1,728,501)	(1,638,091)
Acquisition adjustments, net	955	1,091
Construction work in progress	95,837	44,894

Net utility plant	3,299,630	3,218,944

Other property and investments	240,583	192,004

Restricted cash	-	12,785

Current assets:
Cash and cash equivalents	22,079	21,937
Accounts receivable, net of allowances	151,748	209,246
Accrued utility revenue	30,200	70,300
Income taxes receivable, net	5,605	7,793
Deferred income taxes	57,276	53,435
Deferred purchased gas costs	-	2,323
Prepaids and other current assets	82,908	96,598

Total current assets	349,816	461,632

Deferred charges and other assets	381,220	390,642

Total assets	$4,271,249	$4,276,007

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued and outstanding - 46,140,788 and 45,956,088 shares)	$47,771	$47,586
Additional paid-in capital	827,586	821,640
Accumulated other comprehensive income (loss), net	(44,851)	(49,331)
Retained earnings	435,746	406,125

Total Southwest Gas Corporation equity	1,266,252	1,226,020
Noncontrolling interest	(1,394)	(989)

Total equity	1,264,858	1,225,031
Long-term debt, less current maturities	1,256,002	930,858

Total capitalization	2,520,860	2,155,889

Current liabilities:
Current maturities of long-term debt	5,110	322,618
Accounts payable	90,567	186,755
Customer deposits	78,080	83,839
Accrued general taxes	39,183	42,102
Accrued interest	18,096	16,699
Deferred purchased gas costs	122,953	72,426
Other current liabilities	111,164	123,129

Total current liabilities	465,153	847,568

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	597,049	557,118
Taxes payable	621	828
Accumulated removal costs	250,000	233,000
Other deferred credits	437,566	481,604

Total deferred income taxes and other credits	1,285,236	1,272,550

Total capitalization and liabilities	$4,271,249	$4,276,007

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		TWELVE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011	2012	2011
Operating revenues:
Gas operating revenues	$195,573	$195,647	$982,203	$1,022,914	$1,362,655	$1,401,150
Construction revenues	176,226	156,945	457,009	346,623	594,208	436,499

Total operating revenues	371,799	352,592	1,439,212	1,369,537	1,956,863	1,837,649

Operating expenses:
Net cost of gas sold	53,277	67,165	387,983	468,026	533,446	622,907
Operations and maintenance	90,627	89,087	278,361	268,745	368,114	363,302
Depreciation and amortization	56,718	50,341	166,418	148,618	218,269	196,643
Taxes other than income taxes	10,600	10,585	31,065	30,750	41,264	40,231
Construction expenses	154,267	134,161	419,072	305,242	537,533	380,240

Total operating expenses	365,489	351,339	1,282,899	1,221,381	1,698,626	1,603,323

Operating income	6,310	1,253	156,313	148,156	258,237	234,326

Other income and (expenses):
Net interest deductions	(16,410)	(17,307)	(51,821)	(52,621)	(68,802)	(71,854)
Other income (deductions)	1,636	(8,087)	4,574	(6,814)	5,976	(4,002)

Total other income and (expenses)	(14,774)	(25,394)	(47,247)	(59,435)	(62,826)	(75,856)

Income (loss) before income taxes	(8,464)	(24,141)	109,066	88,721	195,411	158,470
Income tax expense (benefit)	(4,050)	(8,394)	38,533	32,101	69,735	56,900

Net income (loss)	(4,414)	(15,747)	70,533	56,620	125,676	101,570
Net income (loss) attributable to noncontrolling interest	(109)	(106)	(405)	(343)	(586)	(378)

Net income (loss) attributable to Southwest Gas Corporation	$(4,305)	$(15,641)	$70,938	$56,963	$126,262	$101,948

Basic earnings (loss) per share	$(0.09)	$(0.34)	$1.54	$1.24	$2.74	$2.23

Diluted earnings (loss) per share	$(0.09)	$(0.34)	$1.52	$1.23	$2.72	$2.21

Dividends declared per share	$0.295	$0.265	$0.885	$0.795	$1.150	$1.045

Average number of common shares outstanding	46,134	45,881	46,106	45,837	46,059	45,766
Average shares outstanding (assuming dilution)	-	-	46,534	46,264	46,493	46,203

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		TWELVE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011	2012	2011
Net income (loss)	$(4,414)	$(15,747)	$70,533	$56,620	$125,676	$101,570

Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	-	-	-	-	(84,005)	(5,616)
Amortization of transition obligation	135	134	403	403	537	537
Amortization of net loss	3,966	2,413	11,902	7,239	14,316	9,118
Regulatory adjustment	(3,625)	(2,227)	(10,877)	(6,682)	61,482	(1,262)

Net defined benefit pension plans	476	320	1,428	960	(7,670)	2,777

Forward-starting interest rate swaps:
Unrealized/realized gain (loss)	-	(8,207)	1,834	(10,157)	857	(1,418)
Amounts reclassified into net income	518	181	1,218	544	1,399	604

Net forward-starting interest rate swaps	518	(8,026)	3,052	(9,613)	2,256	(814)

Total other comprehensive income (loss), net of tax	994	(7,706)	4,480	(8,653)	(5,414)	1,963

Comprehensive income (loss)	(3,420)	(23,453)	75,013	47,967	120,262	103,533
Comprehensive income (loss) attributable to noncontrolling interest	(109)	(106)	(405)	(343)	(586)	(378)

Comprehensive income (loss) attributable to Southwest Gas Corporation	$(3,311)	$(23,347)	$75,418	$48,310	$120,848	$103,911

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,		TWELVE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$70,533	$56,620	$125,676	$101,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,418	148,618	218,269	196,643
Deferred income taxes	33,343	27,490	62,320	58,655
Changes in current assets and liabilities:
Accounts receivable, net of allowances	57,498	28,029	(32,172)	(34,859)
Accrued utility revenue	40,100	33,100	1,100	300
Deferred purchased gas costs	52,850	(29,336)	29,301	(58,866)
Accounts payable	(93,608)	(65,937)	(11,845)	28,939
Accrued taxes	(938)	13,396	645	6,800
Other current assets and liabilities	20,785	14,829	2,609	14,917
Gains on sale	(4,506)	(1,960)	(5,853)	(2,813)
Changes in undistributed stock compensation	4,215	4,278	6,062	4,844
AFUDC and property-related changes	(1,289)	(619)	(1,824)	(871)
Changes in other assets and deferred charges	(12,733)	7,534	(9,242)	210
Changes in other liabilities and deferred credits	(2,352)	8,291	(47,021)	(15,969)

Net cash provided by operating activities	330,316	244,333	338,025	299,500

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(275,970)	(263,626)	(393,335)	(327,648)
Change in restricted cash	12,785	(2)	37,783	(4)
Changes in customer advances	(21,210)	(4,764)	(24,217)	(5,911)
Miscellaneous inflows	8,767	3,803	12,650	5,574
Miscellaneous outflows	(2,004)	(2,719)	(2,004)	(2,719)

Net cash used in investing activities	(277,632)	(267,308)	(369,123)	(330,708)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	1,459	4,728	4,133	8,351
Dividends paid	(39,428)	(35,760)	(51,597)	(47,151)
Interest rate swap settlement	(21,754)	-	(21,754)	(11,691)
Issuance of long-term debt	453,638	212,812	515,424	336,772
Retirement of long-term debt	(377,457)	(275,065)	(432,865)	(275,091)
Change in credit facility	(69,000)	20,000	20,000	20,000

Net cash provided by (used in) financing activities	(52,542)	(73,285)	33,341	31,190

Change in cash and cash equivalents	142	(96,260)	2,243	(18)
Cash and cash equivalents at beginning of period	21,937	116,096	19,836	19,854

Cash and cash equivalents at end of period	$22,079	$19,836	$22,079	$19,836

Supplemental information:
Interest paid, net of amounts capitalized	$70,522	$50,809	$89,555	$80,355
Income taxes paid (received)	1,971	(13,714)	2,050	(13,019)

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

In connection with previous significant changes in estimated costs to complete a large fixed-price contract, NPL results reflect pretax losses on the contract of $13 million on a contract-to-date basis (with after-tax earnings per share impacts) including $18 million ($0.24 per share), and $16 million ($0.22 per share) during the nine- and twelve-month periods ended September 30, 2012, respectively. The estimated cost changes that resulted in the losses previously recognized included reductions in projected productivity and higher costs of restoration work. No significant changes in estimates or losses were recognized on the contract during the third quarter of 2012.

Basis of Presentation.  The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2011 Annual Report to Shareholders, which is incorporated by reference into the 2011 Form 10-K, and the first and second quarter 2012 reports on Form 10-Q.

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

	September 30, 2012	December 31, 2011

Accounts receivable for NPL services	$8,372	$6,205

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

Other Income (Deductions).  The following table provides the composition of significant items included in Other income (deductions) on the consolidated statements of income (thousands of dollars):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30		September 30		September 30
	2012	2011	2012	2011	2012	2011

Change in COLI policies	$2,200	$(6,700)	$5,500	$(1,900)	$8,100	$2,250
Interest income	280	118	785	308	962	375
Pipe replacement costs	(973)	(1,266)	(2,015)	(3,113)	(3,663)	(4,218)
Miscellaneous income and (expense)	129	(239)	304	(2,109)	577	(2,409)

Total other income (deductions)	$1,636	$(8,087)	$4,574	$(6,814)	$5,976	$(4,002)

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

Recently Issued Accounting Standards Updates.  In October 2012, the Financial Accounting Standards Board (“FASB”) issued the update “Technical Corrections and Improvements” which clarifies or corrects unintended application of accounting guidance. Many of these changes are not expected to have a significant effect on current accounting practice but some improvements are more substantive and are not technical corrections. Amendments included in the update without transition guidance were effective upon its issuance. Amendments subject to transition guidance will be effective for the Company on January 1, 2013 for interim and annual reporting periods. The Company is evaluating what impact, if any, this update might have on its disclosures, financial position, or results of operations.

In July 2012, the FASB issued the update “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which provides that an entity has the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, in electing the qualitative evaluation step, there is no indication of impairment, quantitative impairment testing would not be required to be performed. The update would provide consistency in evaluation for goodwill and indefinite-lived intangibles other than goodwill. The Company plans to adopt this update, as required, on January 1, 2013. Early adoption is permitted. The adoption of the update is not expected to have a material impact on the financial position or results of operations of the Company.

In December 2011, the FASB issued the update “Balance Sheet (Topic 210).” The update requires an entity to disclose information about financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. This information is intended to enable users of an entity’s financial statements to understand the effect of those arrangements on the entity’s financial position. The Company will adopt this update, as required, on January 1, 2013 for interim and annual reporting periods. All disclosures are required to be provided retrospectively for all periods presented. This update is not expected to have a material impact on the Company’s disclosures.

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

	Qualified Retirement Plan
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2012	2011	2012	2011	2012	2011
(Thousands of dollars)
Service cost	$5,080	$4,431	$15,239	$13,293	$19,671	$17,526
Interest cost	9,567	9,319	28,700	27,957	38,019	36,860
Expected return on plan assets	(11,445)	(10,028)	(34,335)	(30,085)	(44,364)	(39,219)
Amortization of net loss	5,970	3,587	17,912	10,761	21,499	13,380

Net periodic benefit cost	$9,172	$7,309	$27,516	$21,926	$34,825	$28,547

	SERP
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2012	2011	2012	2011	2012	2011
(Thousands of dollars)
Service cost	$69	$54	$206	$163	$260	$256
Interest cost	407	441	1,221	1,324	1,663	1,836
Amortization of net loss	171	158	513	473	671	761

Net periodic benefit cost	$647	$653	$1,940	$1,960	$2,594	$2,853

	PBOP
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2012	2011	2012	2011	2012	2011
(Thousands of dollars)
Service cost	$244	$215	$733	$644	$947	$858
Interest cost	637	658	1,910	1,974	2,567	2,596
Expected return on plan assets	(601)	(595)	(1,803)	(1,785)	(2,397)	(2,309)
Amortization of transition obligation	217	217	650	650	867	867
Amortization of net loss	257	147	773	442	921	565

Net periodic benefit cost	$754	$642	$2,263	$1,925	$2,905	$2,577

Note 3 – Segment Information

The following tables present revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas Operations	Construction Services	Total
Three months ended September 30, 2012
Revenues from external customers	$195,573	$148,855	$344,428
Intersegment revenues	-	27,371	27,371

Total	$195,573	$176,226	$371,799

Segment net income (loss)	$(11,389)	$7,084	$(4,305)

Three months ended September 30, 2011
Revenues from external customers	$195,647	$122,696	$318,343
Intersegment revenues	-	34,249	34,249

Total	$195,647	$156,945	$352,592

Segment net income (loss)	$(25,566)	$9,925	$(15,641)

	Natural Gas Operations	Construction Services	Total

Nine months ended September 30, 2012
Revenues from external customers	$982,203	$394,144	$1,376,347
Intersegment revenues	-	62,865	62,865

Total	$982,203	$457,009	$1,439,212

Segment net income	$64,609	$6,329	$70,938

Nine months ended September 30, 2011
Revenues from external customers	$1,022,914	$280,635	$1,303,549
Intersegment revenues	-	65,988	65,988

Total	$1,022,914	$346,623	$1,369,537

Segment net income	$42,648	$14,315	$56,963

Twelve months ended September 30, 2012
Revenues from external customers	$1,362,655	$505,210	$1,867,865
Intersegment revenues	-	88,998	88,998

Total	$1,362,655	$594,208	$1,956,863

Segment net income	$113,381	$12,881	$126,262

Twelve months ended September 30, 2011
Revenues from external customers	$1,401,150	$353,973	$1,755,123
Intersegment revenues	-	82,526	82,526

Total	$1,401,150	$436,499	$1,837,649

Segment net income	$81,627	$20,321	$101,948

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

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on a portion (currently ranging from 25% to 35%, depending on the jurisdiction) of its natural gas supply portfolios. The maturities of the Swaps highly correlate to forecasted purchases of natural gas, during time frames ranging from October 2012 through March 2014. Under such contracts, Southwest pays the counterparty at a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas. Only the net differential is actually paid or received. The differential is calculated based on the notional amounts under the contracts, which are detailed in the table below (thousands of dekatherms):

	September 30, 2012	December 31, 2011

Swaps contracts	13,806	10,827

Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

Gains (losses) recognized in income for derivatives not designated as hedging instruments:

(Thousands of dollars)

		Three Months Ended				Nine Months Ended				Twelve Months Ended
	Location of Gain or (Loss)	September 30				September 30				September 30
Instrument	Recognized in Income on Derivative	2012		2011		2012		2011		2012		2011

Swaps	Net cost of gas sold	$3,617		$(7,570)		$(945)		$(9,539)		$(9,607)		$(7,216)
Swaps	Net cost of gas sold	(3,617	)*	7,570	*	945	*	9,539	*	9,607	*	7,216	*

Total		$-		$-		$-		$-		$-		$-

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

Gains (losses) recognized in other comprehensive income for derivatives designated as cash flow hedging instruments:

(Thousands of dollars)

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30		September 30		September 30
	2012	2011	2012	2011	2012	2011
Amount of gain/(loss) realized/unrealized on FSIRS recognized in other comprehensive income on derivative	$-	$(13,237)	$2,959	$(16,382)	$1,383	$(2,288)

The following table sets forth the fair values of the Company’s Swaps and FSIRS and their location in the balance sheets (thousands of dollars):

Fair values of derivatives not designated as hedging instruments:

September 30, 2012		Asset	Liability
Instrument	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Deferred charges and other assets	$662	$-	$662
Swaps	Prepaids and other current assets	1,783	(880)	903
Swaps	Other current liabilities	429	(738)	(309)
Swaps	Other deferred credits	87	(235)	(148)

Total		$2,961	$(1,853)	$1,108

December 31, 2011		Asset	Liability
Instrument	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Other current liabilities	$-	$(11,122)	$(11,122)
Swaps	Other deferred credits	-	(621)	(621)

Total		$-	$(11,743)	$(11,743)

Fair values of derivatives designated as hedging instruments:

December 31, 2011		Asset	Liability
Instrument	Balance Sheet Location	Derivatives	Derivatives	Net Total
FSIRS	Other current liabilities	$-	$(24,713)	$(24,713)

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

The following table shows the amounts Southwest paid to counterparties for settlements of matured Swaps.

(Thousands of dollars)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Twelve Months Ended September 30, 2012

Paid to counterparties	$2,628	$13,797	$19,385

No amounts were received from counterparties for settlements of matured Swaps during any of the periods above ended September 30, 2012.

The following table details the regulatory assets/(liabilities) offsetting the derivatives at fair value in the balance sheets (thousands of dollars).

September 30, 2012
Instrument	Balance Sheet Location	Net Total
Swaps	Other deferred credits	$(662)
Swaps	Other current liabilities	(903)
Swaps	Prepaids and other current assets	309
Swaps	Deferred charges and other assets	148

December 31, 2011
Instrument	Balance Sheet Location	Net Total
Swaps	Prepaids and other current assets	$11,122
Swaps	Deferred charges and other assets	621

Fair Value Measurements. The estimated fair values of Southwest’s Swaps were determined at September 30, 2012 and December 31, 2011 using New York Mercantile Exchange (“NYMEX”) futures settlement prices for delivery of natural gas at Henry Hub adjusted by the price of NYMEX ClearPort basis Swaps, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs (inputs, other than quoted prices, for similar assets or liabilities) are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measure.

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

The following table sets forth the Company’s Level 2 financial assets and liabilities recorded at fair value:

(Thousands of dollars)	September 30, 2012	December 31, 2011

Assets at fair value:
Prepaids and other current assets - Swaps	$903	$-
Deferred charges and other assets - Swaps	662	-
Liabilities at fair value:
Other current liabilities - Swaps	(309)	(11,122)
Other deferred credits - Swaps	(148)	(621)
Other current liabilities - FSIRS	-	(24,713)

Net Assets (Liabilities)	$1,108	$(36,456)

No financial assets or liabilities accounted for at fair value fell within Level 1 or Level 3 of the fair value hierarchy.

Note 5 – Long-Term Debt

Carrying amounts of the Company’s long-term debt and their related estimated fair values as of September 30, 2012 and December 31, 2011 are disclosed in the following table. The fair values of the revolving credit facility, the NPL revolving credit facility, and the variable-rate Industrial Development Revenue Bonds (“IDRBs”) approximate carrying value and are categorized as Level 1 (quoted prices for identical financial instruments) within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability. The market values of debentures (except the 4.45% Notes) and fixed-rate IDRBs are categorized as Level 2. The 4.45% Notes and NPL other debt obligations are categorized as Level 3 (based on significant unobservable inputs to their fair values). Fair values for the debentures, fixed-rate IDRBs, and NPL other debt obligations were determined through a market-based valuation approach, where fair market values are determined based on evaluated pricing data, such as broker quotes and yields for similar securities adjusted for observable differences. Significant inputs used in the valuation generally include benchmark yield curves and issuer spreads. The external credit rating, coupon rate, and maturity of each security are considered in the valuation, as applicable.

	September 30, 2012		December 31, 2011
	Carrying Amount	Market Value	Carrying Amount	Market Value
(Thousands of dollars)
Debentures:
Notes, 7.625%, due 2012	$-	$-	$200,000	$204,312
Notes, 4.45%, due 2020	125,000	139,776	125,000	128,673
Notes, 6.1%, due 2041	125,000	165,838	125,000	143,074
Notes, 3.875%, due 2022	250,000	277,308	-	-
8% Series, due 2026	75,000	110,209	75,000	96,340
Medium-term notes, 7.59% series, due 2017	25,000	30,856	25,000	30,199
Medium-term notes, 7.78% series, due 2022	25,000	34,252	25,000	31,932
Medium-term notes, 7.92% series, due 2027	25,000	36,593	25,000	31,648
Medium-term notes, 6.76% series, due 2027	7,500	9,958	7,500	8,510
Unamortized discount	(3,472)		(2,087)

	654,028		605,413

Revolving credit facility and commercial paper	40,000	40,000	109,000	109,000

Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Fixed-rate bonds:
6.10% 1999 Series A, due 2038	-	-	12,410	12,410
5.95% 1999 Series C, due 2038	-	-	14,320	14,449
5.55% 1999 Series D, due 2038	8,270	8,367	8,270	8,253
5.45% 2003 Series C, due 2038 (rate resets in 2013)	30,000	30,552	30,000	31,332
5.25% 2003 Series D, due 2038	20,000	20,303	20,000	19,583
5.80% 2003 Series E, due 2038 (rate resets in 2013)	15,000	15,020	15,000	15,634
5.25% 2004 Series A, due 2034	65,000	65,943	65,000	64,291
5.00% 2004 Series B, due 2033	31,200	31,305	31,200	30,283
4.85% 2005 Series A, due 2035	100,000	99,351	100,000	94,836
4.75% 2006 Series A, due 2036	24,855	24,465	24,855	23,179
Unamortized discount	(3,229)		(3,360)

	491,096		517,695

NPL credit facility	54,000	54,000	16,566	16,566
NPL other debt obligations	21,988	22,222	4,802	4,814

	1,261,112		1,253,476
Less: current maturities	(5,110)		(322,618)

Long-term debt, less current maturities	$1,256,002		$930,858

In August 2012, the Company redeemed at par its $14.3 million 1999 5.95% Series C fixed-rate IDRBs (originally due in 2038).

In March 2012, the Company replaced the existing $300 million revolving credit facility that was to expire in May 2012 with a $300 million facility that is scheduled to expire in March 2017. Interest rates for the credit facility are calculated at either the London Interbank Offered Rate (“LIBOR”) or an “alternate base rate,” plus, in each case, an applicable margin that is determined based on the Company’s senior unsecured debt rating. At the Company’s current unsecured debt rating, the applicable margin is 1.125% for loans bearing interest with reference to LIBOR and 0.125% for loans bearing interest with reference to the alternative base rate. Southwest has designated $150 million of the $300 million facility for long-term purposes and the remaining $150 million for working capital purposes.

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

In January 2012, the Company redeemed at par its $12.4 million 1999 6.1% Series A fixed-rate IDRBs (originally due in 2038).

In June 2012, NPL replaced its existing $30 million revolving credit facility that was to expire in June 2013 with a $75 million facility that is scheduled to expire in June 2015. The credit facility was amended in October 2012 to temporarily increase the facility from $75 million to $85 million until December 29, 2012. Interest rates for the credit facility were also amended in October 2012 and are now calculated at either LIBOR or a base rate, plus, in each case, 1.00% or 0.75% depending on NPL’s leverage ratio at the end of each quarter.

Note 6 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income

The table below provides details of activity in equity during the nine months ended September 30, 2012.

	Southwest Gas Corporation Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interest	Total
(In thousands, except per share amounts)	Shares	Amount
DECEMBER 31, 2011	45,956	$47,586	$821,640	$(49,331)	$406,125	$(989)	$1,225,031
Common stock issuances	185	185	5,946				6,131
Net income (loss)					70,938	(405)	70,533
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				1,428			1,428
FSIRS realized and unrealized gain (loss), net of tax (Note 4)				1,834			1,834
Amounts reclassified to net income, net of tax (Note 4)				1,218			1,218
Dividends declared
Common: $0.885 per share					(41,317)		(41,317)

SEPTEMBER 30, 2012	46,141	$47,771	$827,586	$(44,851)	$435,746	$(1,394)	$1,264,858

The following information provides insight into amounts impacting Other Comprehensive Income (Loss), before and after-tax impacts, within the Condensed Consolidated Statements of Comprehensive Income, which also impact Accumulated Other Comprehensive Income in the Company’s Condensed Consolidated Balance Sheets and the associated column in the equity table above. See Note 4 – Derivatives and Fair Value Measurements for additional information on the FSIRS.

Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

(Thousands of dollars)

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of transition obligation	$217	$(82)	$135	$217	$(83)	$134
Amortization of net loss	6,398	(2,432)	3,966	3,892	(1,479)	2,413
Regulatory adjustment	(5,847)	2,222	(3,625)	(3,592)	1,365	(2,227)

Pension plans other comprehensive income (loss)	768	(292)	476	517	(197)	320

FSIRS (designated hedging activities):
Unrealized/realized loss	-	-	-	(13,237)	5,030	(8,207)
Amounts reclassifed into net income	836	(318)	518	292	(111)	181

FSIRS other comprehensive income (loss)	836	(318)	518	(12,945)	4,919	(8,026)

Total other comprehensive income (loss)	$1,604	$(610)	$994	$(12,428)	$4,722	$(7,706)

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of transition obligation	$650	$(247)	$403	$650	$(247)	$403
Amortization of net loss	19,198	(7,296)	11,902	11,676	(4,437)	7,239
Regulatory adjustment	(17,544)	6,667	(10,877)	(10,777)	4,095	(6,682)

Pension plans other comprehensive income (loss)	2,304	(876)	1,428	1,549	(589)	960

FSIRS (designated hedging activities):
Unrealized/realized gain/(loss)	2,959	(1,125)	1,834	(16,382)	6,225	(10,157)
Amounts reclassifed into net income	1,965	(747)	1,218	877	(333)	544

FSIRS other comprehensive income (loss)	4,924	(1,872)	3,052	(15,505)	5,892	(9,613)

Total other comprehensive income (loss)	$7,228	$(2,748)	$4,480	$(13,956)	$5,303	$(8,653)

	Twelve Months Ended September 30, 2012			Twelve Months Ended September 30, 2011
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$(135,492)	$51,487	$(84,005)	$(9,058)	$3,442	$(5,616)
Amortization of transition obligation	867	(330)	537	867	(330)	537
Amortization of net loss	23,091	(8,775)	14,316	14,706	(5,588)	9,118
Regulatory adjustment	99,164	(37,682)	61,482	(2,036)	774	(1,262)

Pension plans other comprehensive income (loss)	(12,370)	4,700	(7,670)	4,479	(1,702)	2,777
FSIRS (designated hedging activities):
Unrealized/realized loss	1,383	(526)	857	(2,288)	870	(1,418)
Amounts reclassifed into net income	2,257	(858)	1,399	974	(370)	604

FSIRS other comprehensive income (loss)	3,640	(1,384)	2,256	(1,314)	500	(814)

Total other comprehensive income (loss)	$(8,730)	$3,316	$(5,414)	$3,165	$(1,202)	$1,963

(1)	Tax amounts are calculated using a 38% rate.

Approximately $2.1 million (net of tax) of realized losses on FSIRS will be reclassified out of Accumulated other comprehensive income (“AOCI”) into interest expense within the next 12 months, as interest payments on the related long-term debt occur.

The following represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets:

AOCI - Rollforward

(Thousands of dollars)

	Defined Benefit Plans			FSIRS
	Before- Tax	Tax (Expense) Benefit	After- Tax	Before- Tax	Tax (Expense) Benefit	After- Tax	AOCI
Beginning Balance AOCI December 31, 2011	$(44,429)	$16,883	$(27,546)	$(35,138)	$13,353	$(21,785)	$(49,331)
Current period change	2,304	(876)	1,428	4,924	(1,872)	3,052	4,480

Ending Balance AOCI September 30, 2012	$(42,125)	$16,007	$(26,118)	$(30,214)	$11,481	$(18,733)	$(44,851)

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

On a seasonally adjusted basis as of September 30, 2012, Southwest had 1,858,000 residential, commercial, industrial, and other natural gas customers, of which 998,000 customers were located in Arizona, 676,000 in Nevada, and 184,000 in California. Residential and commercial customers represented over 99% of the total customer base. During the twelve months ended September 30, 2012, 56% of operating margin was earned in Arizona, 34% in Nevada, and 10% in California. During this same period, Southwest earned 85% of its operating margin from residential and small commercial customers, 4% from other sales customers, and 11% from transportation customers. These general patterns are expected to remain materially consistent for the foreseeable future.

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

NPL Construction Co. (“NPL” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that primarily provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems. NPL operates in 18 major markets nationwide. Construction activity is cyclical and can be significantly impacted by changes in weather, general and local economic conditions (including the housing market), interest rates, employment levels, job growth, the equipment resale market, pipe replacement programs of utilities, and local and federal regulation (including tax rates and incentives). During the past few years, utilities have implemented pipeline integrity management programs to enhance safety pursuant to federal and state mandates. These programs, coupled with bonus depreciation tax deduction incentives, have resulted in a significant increase in multi-year pipeline replacement projects throughout the country. Generally, revenues are lowest during the first quarter of the year due to less favorable winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. In certain circumstances, such as with large, longer duration bid contracts, results may be impacted by differences between costs incurred and those anticipated when the work was originally bid.

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as the MD&A, included in the 2011 Annual Report to Shareholders, which is incorporated by reference into the 2011 Form 10-K, and the first and second quarter 2012 reports on Form 10-Q.

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

Summary Operating Results

	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2012	2011	2012	2011	2012	2011
	(In thousands, except per share amounts)
Contribution to net income (loss)
Natural gas operations	$(11,389)	$(25,566)	$64,609	$42,648	$113,381	$81,627
Construction services	7,084	9,925	6,329	14,315	12,881	20,321

Net income (loss)	$(4,305)	$(15,641)	$70,938	$56,963	$126,262	$101,948

Average number of common shares outstanding	46,134	45,881	46,106	45,837	46,059	45,766

Basic earnings (loss) per share
Consolidated	$(0.09)	$(0.34)	$1.54	$1.24	$2.74	$2.23

Natural Gas Operations
Operating margin	$142,296	$128,482	$594,220	$554,888	$829,209	$778,243

3rd Quarter 2012 Overview

Natural gas operations highlights include the following:

•	Operating margin increased approximately $14 million compared to the prior-year quarter
•	Operating expenses increased $4.7 million, or 3%, compared to the prior-year quarter
•	Other income increased $9.7 million between quarters
•	Decision reached in the Nevada general rate case
•	Redemption of the $14.3 million 1999 5.95% Series C fixed-rate IDRBs (originally due in 2038)

Construction services highlights include the following:

•	Revenues increased $19.3 million, or 12%, compared to the prior-year quarter
•	Construction expenses increased $20.1 million, or 15%, compared to the prior-year quarter

Nevada General Rate Case. In the fourth quarter of 2012, a decision was reached at a public hearing (the “Decision”) in the general rate application Southwest filed with the Public Utilities Commission of Nevada (“PUCN”) with rates to be effective November 2012. The Decision is estimated to provide a revenue increase of $5.8 million in southern Nevada based on an overall rate of return of 6.49% and a 9.85% return on 42.6% common equity. For northern Nevada, the Decision is estimated to provide a revenue increase of $1.2 million with an overall rate of return of 8.01% and a 9.20% return on 65.6% common equity. Factoring in other aspects of the Decision, including lower depreciation rates, the Decision is expected to increase operating income by $11.4 million. See Rates and Regulatory Proceedings for more information.

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

Customer Growth. Southwest completed 16,000 first-time meter sets, but realized 22,000 net new customers over the last twelve months. The incremental additions reflect a return to service of customer meters on previously vacant homes. Southwest estimates the number of excess inactive meters is approximately 36,000 at September 30, 2012. Southwest projects customer growth associated with new meter sets of 1% or less for 2012, along with the gradual return of customers associated with previously vacant homes.

Company-Owned Life Insurance (“COLI”). Southwest has life insurance policies on members of management and other key employees to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The COLI policies have a combined net death benefit value of approximately $229 million at September 30, 2012. The net cash surrender value of these policies (which is the cash amount that would be received if Southwest voluntarily terminated the policies) is approximately $79 million at September 30, 2012 and is included in the caption “Other property and investments” on the balance sheet. Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, generally the cash surrender value (but not the net death benefit) moves up and down consistent with movements in the broader stock and bond markets. As indicated in Note 1, cash surrender values of COLI policies increased $2.2 million in the third quarter of 2012. In the same period of 2011, cash surrender values of COLI policies (net of recognized death benefits) decreased $6.7 million. Management currently expects average returns of $2 million to $4 million annually on the COLI policies, excluding any net death benefits recognized. Based on the current investment mix, both positive and negative deviations from expected levels are likely to continue.

Liquidity. Southwest believes its liquidity position is solid. Southwest has a $300 million credit facility maturing in March 2017. The facility is provided through a consortium of eight major banking institutions. Historically, usage of the credit facility has been low and concentrated in the first half of the winter heating period when gas purchases require temporary financing. The credit facility borrowings outstanding at December 31, 2011 along with borrowings after that date were repaid during the first quarter of 2012, and no borrowing took place under the facility during the second quarter, primarily due to existing cash reserves and natural gas prices that were relatively stable. The maximum amount outstanding on the credit facility during the third quarter was $40 million at September 30, 2012, leaving $110 million available for long-term borrowing and $150 million available for working capital needs. The effective interest rate on the long-term portion of the credit facility was 2.08% at September 30, 2012. Southwest has no significant debt maturities prior to 2017.

Loss on NPL Contract. In the second quarter of 2012, NPL recorded a $13 million loss on a large fixed-price pipe replacement contract in a single geographic location. A number of factors contributed to the loss on the contract, which was the largest fixed-price contract ever undertaken by NPL. Revenues and construction costs of approximately $8 million were recognized on the contract during the current quarter. At September 30, 2012, work on the contract is estimated to be over 90% complete. Since inception in 2011, NPL has recognized approximately $70 million of revenues on this contract, including $37 million in 2011. Construction costs recorded to date total approximately $83 million, including $32 million during 2011. No additional losses are anticipated on the remaining work to be performed, although no assurances can be provided that additional losses on this contract will not occur.

NPL has another contract in the same geographical area, the fixed-price component of which is approximately $28 million. Work began in the middle of 2012 and will continue into 2013. Based on the progress to date and review of estimated costs to complete, management expects this contract to be marginally profitable overall. Other operating areas are expected to continue to remain profitable.

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended
	September 30,
	2012	2011
	(Thousands of dollars)
Gas operating revenues	$195,573	$195,647
Net cost of gas sold	53,277	67,165

Operating margin	142,296	128,482
Operations and maintenance expense	90,627	89,087
Depreciation and amortization	46,763	43,640
Taxes other than income taxes	10,600	10,585

Operating income (loss)	(5,694)	(14,830)
Other income (deductions)	1,631	(8,093)
Net interest deductions	16,074	17,116

Income (loss) before income taxes	(20,137)	(40,039)
Income tax expense (benefit)	(8,748)	(14,473)

Contribution to consolidated net income (loss)	$(11,389)	$(25,566)

Contribution to consolidated net income from natural gas operations improved by $14.2 million in the third quarter of 2012 compared to the same period a year ago. The improvement was primarily due to increases in operating margin and other income, partially offset by higher operating expenses.

Operating margin increased $14 million in the third quarter of 2012 compared to the third quarter of 2011. Rate relief in Arizona provided $9 million of the increase in operating margin. New customers contributed an incremental $1 million in operating margin during the third quarter of 2012, as approximately 22,000 net new customers were added during the last twelve months. In addition, a $4 million out-of-period adjustment (related to a regulatory deferral mechanism) that decreased operating margin was included in the prior-year quarter.

Operations and maintenance expense increased $1.5 million, or 2%, between quarters primarily due to higher general costs and employee-related costs including pension expense.

Depreciation expense increased $3.1 million, or 7%, as a result of additional plant in service. Average gas plant in service for the current quarter increased $260 million, or 6%, compared to the corresponding quarter a year ago. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business.

Other income, which principally includes returns on COLI policies (including recognized net death benefits) and non-utility expenses, increased $9.7 million between quarters. In the current quarter, cash surrender values of COLI policies increased $2.2 million, while the prior-year quarter included a net $6.7 million decrease in other income associated with COLI cash surrender value changes (net of death benefits recognized).

Net interest deductions decreased $1 million between quarters primarily due to cost savings from refinancing, partially offset by additional interest on higher deferred PGA balances.

Nine-Month Analysis

	Nine Months Ended
	September 30,
	2012	2011
	(Thousands of dollars)
Gas operating revenues	$982,203	$1,022,914
Net cost of gas sold	387,983	468,026

Operating margin	594,220	554,888
Operations and maintenance expense	278,361	268,745
Depreciation and amortization	139,428	130,997
Taxes other than income taxes	31,065	30,750

Operating income	145,366	124,396
Other income (deductions)	4,317	(6,804)
Net interest deductions	51,077	52,097

Income before income taxes	98,606	65,495
Income tax expense	33,997	22,847

Contribution to consolidated net income	$64,609	$42,648

Contribution to consolidated net income from natural gas operations increased by $22 million in the first nine months of 2012 compared to the same period a year ago. The improvement was primarily due to increases in operating margin and other income, partially offset by higher operating expenses.

Operating margin increased $39 million between periods. Rate relief in Arizona provided an approximate $35 million increase in operating margin. New customers contributed an incremental $4 million in operating margin during the first nine months of 2012. Offsetting these increases was a reduction of $4 million in operating margin between periods primarily due to moderately cold weather experienced in Arizona in the first half of 2011. With a new rate decoupling mechanism in Arizona, effective January 2012, weather is not expected to be a significant factor in operating margin overall. The remaining $4 million of the increase was due to an out-of-period adjustment that decreased operating margin in the prior-year period.

Operations and maintenance expense increased $9.6 million, or 4%, between periods primarily due to higher general costs and employee-related costs including pension expense.

Depreciation expense increased $8.4 million, or 6%, as a result of additional plant in service. Average gas plant in service for the current period increased $251 million, or 5%, compared to the corresponding period a year ago. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business.

Other income increased $11.1 million between the nine-month periods of 2012 and 2011. Cash surrender values of COLI policies increased $5.5 million in the current-year period, while values of COLI policies (net of recognized death benefits) decreased $1.9 million during the nine-month period of 2011. In addition, Arizona non-recoverable pipe replacement and other non-utility costs were lower in 2012, especially during the first quarter, as compared to 2011. This pipe replacement activity is expected to be substantially complete by the end of 2012.

Net interest deductions decreased $1 million between periods primarily due to cost savings from refinancing, partially offset by a temporary increase in debt outstanding for approximately two months associated with the issuance of $250 million 3.875% Senior Notes in March 2012 to repay $200 million 7.625% Senior Notes that matured in May 2012.

Twelve-Month Analysis

	Twelve Months Ended
	September 30,
	2012	2011
	(Thousands of dollars)
Gas operating revenues	$1,362,655	$1,401,150
Net cost of gas sold	533,446	622,907

Operating margin	829,209	778,243
Operations and maintenance expense	368,114	363,302
Depreciation and amortization	183,684	174,037
Taxes other than income taxes	41,264	40,231

Operating income	236,147	200,673
Other income (deductions)	5,717	(3,785)
Net interest deductions	67,757	71,209

Income before income taxes	174,107	125,679
Income tax expense	60,726	44,052

Contribution to consolidated net income	$113,381	$81,627

The contribution to consolidated net income from natural gas operations increased $31.8 million between the twelve-month periods of 2012 and 2011. The improvement was primarily due to increases in operating margin and other income, partially offset by higher operating expenses.

Operating margin increased $51 million between periods primarily due to $36 million of rate relief in Arizona. Differences in heating demand, caused primarily by weather variations, accounted for $6 million of the increase. With a new rate decoupling mechanism in Arizona, effective January 2012, weather is not expected to be a significant factor in operating margin overall. Customer growth contributed $5 million toward the increase. The remaining $4 million of the increase was due to an out-of-period adjustment that decreased operating margin in the prior-year period.

Operations and maintenance expense increased $4.8 million, or 1%, between periods primarily due to higher general costs and employee-related costs including pension expense. These cost increases were partially offset by favorable claims experience under Southwest’s self-insured medical plan during the fourth quarter of 2011.

Depreciation expense increased $9.6 million, or 6%, as a result of additional plant in service. Average gas plant in service for the current period increased $230 million, or 5%, as compared to the prior-year period. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business.

Taxes other than income taxes increased $1 million primarily due to higher property taxes in Arizona.

Other income increased $9.5 million between the twelve-month periods of 2012 and 2011. The current period reflects an $8.1 million increase in COLI policy cash surrender values and recognized death benefits, while the prior twelve-month period reflected a net COLI-related increase (including recognized death benefits) of $2.3 million.

Net interest deductions decreased $3.5 million between the twelve-month periods of 2012 and 2011 primarily due to cost savings from debt refinancing.

Outlook for Full-Year 2012 – 3rd Quarter Update

Operating margin for 2012 is expected to increase primarily due to the additional revenue authorized in the Arizona rate case effective January 2012. However, the incremental margin in 2012 compared to 2011 is expected to be about 10% lower than the $52.6 million approved because the average usage and margin per Arizona customer in 2011 were higher than the amounts used in calculating the deficiency when the rate case was filed in 2010. In April 2012, Southwest filed a general rate case in Nevada requesting a $27 million increase in revenue. In October, a decision was received from the PUCN which approved a $7 million annualized increase in rates effective November 2012. The margin projection above does not reflect any incremental margin associated with the Nevada rate case.

Operating expenses for full-year 2012 compared to 2011 will continue to be impacted by inflation, general cost increases, and depreciation expense on plant additions. Incremental costs, including a $7.5 million increase in pension expense for 2012 and additional depreciation on accelerated pipe replacement activities, are expected to result in a higher level of expense increase (approximately 4%) than has been experienced over the past two calendar years.

Southwest expects to realize approximately $5 million in interest savings on an annualized basis due to debt refinancings and redemptions. These savings relate to the March 2012 issuance of $250 million in 3.875% Senior Notes and the repayment of the $200 million of 7.625% debt that occurred in May 2012, as well as the January 2012 redemption of the $12.4 million 1999 6.1% Series A IDRBs and the August 2012 redemption of the $14.3 million 1999 5.95% Series C IDRBs. A portion of these savings will not be realized until 2013.

Results of Construction Services

Results of Construction Services

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
(Thousands of dollars)
Construction revenues	$176,226	$156,945	$457,009	$346,623	$594,208	$436,499
Operating expenses:
Construction expenses	154,267	134,161	419,072	305,242	537,533	380,240
Depreciation and amortization	9,955	6,701	26,990	17,621	34,585	22,606

Operating income	12,004	16,083	10,947	23,760	22,090	33,653
Other income (deductions)	5	6	257	(10)	259	(217)
Net interest deductions	336	191	744	524	1,045	645

Income before income taxes	11,673	15,898	10,460	23,226	21,304	32,791
Income tax expense	4,698	6,079	4,536	9,254	9,009	12,848

Net income	6,975	9,819	5,924	13,972	12,295	19,943
Net income (loss) attributable to noncontrolling interest	(109)	(106)	(405)	(343)	(586)	(378)

Contribution to consolidated net income attributable to NPL	$7,084	$9,925	$6,329	$14,315	$12,881	$20,321

Quarterly Analysis. Contribution to consolidated net income from construction services for the three months ended September 30, 2012 decreased $2.8 million compared to the same period of 2011.

Revenues increased $19.3 million when compared to the same period of 2011. Revenue from replacement construction continues to be strong. Construction expenses increased $20.1 million due to the increase in construction work and a slight increase in labor costs. Depreciation expense increased $3.3 million due to additional equipment purchases. Gains on sale of equipment (reflected as an offset to construction expenses) were $1.2 million and $657,000 for the third quarters of 2012 and 2011, respectively. The prior-year quarter included approximately $2 million in profit associated with the large fixed-price pipeline project that started in 2011. During the current-year quarter revenues and costs on that contract each approximated $8 million as the total estimated loss on the contract was previously recognized as of the second quarter of 2012 (see Loss on NPL Contract on page 19 for additional information).

Nine-Month Analysis. Contribution to consolidated net income from construction services for the nine months ended September 30, 2012 decreased $8 million compared to the same period of 2011.

Revenues increased $110 million, or 32%, when compared to the same period of 2011 due primarily to an increase in the volume of replacement work. Construction expenses increased $114 million, or 37%, due to the increase in replacement construction work (including recognition of $18 million in losses in 2012 associated with the large pipeline project that started in 2011). Depreciation expense increased $9.4 million between the current period and the prior-year period due to an increase in equipment purchases. Gains on sale of equipment were $4.5 million and $2 million for the first nine months of 2012 and 2011, respectively.

Twelve-Month Analysis. The contribution to consolidated net income from construction services for the twelve-month period ended September 30, 2012 decreased $7.4 million compared to the same period of 2011.

Revenues increased $158 million due primarily to an increase in the volume of replacement work. Construction expenses increased $157 million between the twelve-month periods due primarily to costs associated with the increase in replacement construction work including a $16 million loss associated with the large pipeline project. Depreciation expense rose $12 million due to an increase in new equipment purchases. Gains on sale of equipment were $5.9 million and $2.8 million for the twelve-month periods of 2012 and 2011, respectively.

NPL’s revenues and operating profits are influenced by weather, customer requirements, mix of work, local economic conditions, bidding results, the equipment resale market, and the credit market. Typically, revenues are lowest during the first quarter of the year due to unfavorable winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. The current low interest rate environment, the impact of bonus depreciation legislation, and the regulatory environment (encouraging the natural gas industry to replace aging pipeline infrastructure) are having a positive influence on NPL’s revenue growth.

During the past two years, NPL has focused its efforts on obtaining pipe replacement work under both blanket contracts and incremental bid projects. For the twelve months ended September 30, 2012, approximately 76% of revenues were from replacement work compared to 73% for the twelve months ended September 30, 2011. Federal and state pipeline safety-related programs and bonus depreciation incentives have resulted in many utilities undertaking multi-year distribution pipe replacement projects. NPL continues to bid on pipe replacement projects throughout the country and has made structural and transitional changes to match the increased size and complexity of the business, including the appointment of a new chief executive officer at NPL in July 2012 and other management changes.

Rates and Regulatory Proceedings

Nevada General Rate Case. Southwest filed a general rate application with the PUCN in April 2012 to recover increased costs for operations in northern and southern Nevada. In addition, the filing reflects additional investments in infrastructure and includes changes in depreciation, cost of service, and cost of capital. Southwest requested an increase in revenue of $1.5 million, or 1.41%, in northern Nevada and $25.4 million, or 6.15%, in southern Nevada. In the application, Southwest requested an overall rate of return of 8.45% on original cost rate base of $115 million for northern Nevada and an overall rate of return of 7.44% on original cost rate base of $821 million for southern Nevada, a return on common equity of 10.65%, and a capital structure utilizing 54% common equity. Southwest also requested to implement an infrastructure replacement mechanism to defer and recover certain costs associated with up to $40 million annually of proposed accelerated replacement of early vintage plastic and steel pipe.

The PUCN reached a decision in this proceeding in the fourth quarter of 2012 with rates to be effective November 2012. The Decision is estimated to provide a revenue increase of $5.8 million in southern Nevada based on an overall rate of return of 6.49% and a 9.85% return on 42.6% common equity on original cost rate base of $825 million. For northern Nevada, the Decision is estimated to provide a revenue increase of $1.2 million with an overall rate of return of 8.01% and a 9.20% return on 65.6% common equity on original cost rate base of $116 million. The Decision also includes a reduction in annualized depreciation expense of $5.2 million and $1.7 million in southern and northern Nevada, respectively (lower depreciation rates result in lower operating margin and lower depreciation expense, with no impact to earnings overall). Factoring in other aspects of the Decision, on a combined basis, the Decision is expected to increase annual operating income by $11.4 million. As it relates to the proposed infrastructure replacement mechanism, the PUCN indicated a separate rulemaking docket will be needed to address the regulatory issues necessary to implement such a mechanism.

The Company is reviewing the Decision and has identified certain items that the Company may submit to the PUCN for reconsideration. Notably, the PUCN employed alternative capital structures for northern and southern Nevada instead of the actual capital structure of the Company that was supported by all parties in the proceeding. Such a request for formal reconsideration would not be filed with the PUCN until after the PUCN issues its order in this proceeding.

California Annual Attrition. As part of the 2009 rate decision by the California Public Utilities Commission (“CPUC”) in Southwest’s last California general rate case, attrition increases were authorized for the years 2010-2013. The level of increase authorized for 2013 was 2.95% in southern and northern California, and $100,000 in South Lake Tahoe. The collective total of attrition adjustments expected for 2013 is approximately $2.4 million. However, the continued low interest rate environment has triggered an automatic rate of return adjustment mechanism, which will result in an estimated offsetting decrease of between $1.3 million and $1.7 million in 2013.

California Planned General Rate Case. In October 2012, Southwest submitted a Notice of Intent (“NOI”) to the Division of Ratepayer Advocates of the CPUC to file a general rate application. The NOI is subject to change and could be rejected altogether. The key provisions of the NOI include an annual revenue increase of $12 million, a return on common equity of 10.7%, a capital structure utilizing a common equity ratio of 57%, and original cost rate base of approximately $262 million. If the NOI is accepted, Southwest intends to proceed with its formal application with the CPUC by December 2012, with a requested effective date of January 2014 for new rates.

PGA Filings

The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. At September 30, 2012, over-collections in all service territories resulted in a liability of $123 million on the Company’s balance sheet. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on profit margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual income statement components. These include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).

As of September 30, 2012, December 31, 2011, and September 30, 2011, Southwest had the following outstanding PGA balances receivable/(payable) (millions of dollars):

	September 30, 2012	December 31, 2011	September 30, 2011
Arizona	$(57.5)	$(28.4)	$(35.2)
Northern Nevada	(12.9)	(7.9)	(12.8)
Southern Nevada	(52.0)	(36.1)	(43.9)
California	(0.6)	2.3	(1.8)

	$(123.0)	$(70.1)	$(93.7)

Capital Resources and Liquidity

Cash on hand and cash flows from operations in the past twelve months provided the majority of cash used in investing activities (primarily for construction expenditures and property additions). Certain pipe replacement work was accelerated during 2011 to take advantage of bonus depreciation tax incentives. This acceleration has continued in 2012. In 2010 and 2011, cash on hand and cash flows from operations were generally sufficient to provide for net investing activities and the Company was able to reduce the net amount of debt outstanding (including subordinated debentures and short-term borrowings) from the 2009 level. The Company’s capitalization strategy is to maintain an appropriate balance of equity and debt.

Cash Flows

Operating Cash Flows. Cash flows provided by consolidated operating activities increased $86 million in the first nine months of 2012 as compared to the same period of 2011. The improvement in operating cash flows was attributable to greater net income and non-cash depreciation expense and temporary net cash flow increases in working capital components overall.

Investing Cash Flows. Cash used in consolidated investing activities increased $10.3 million in the first nine months of 2012 as compared to the same period of 2011. The increase was primarily due to equipment purchases by NPL due to the increased replacement construction work of its customers and a decrease in Southwest’s customer advances for construction. Offsetting these cash outflows in the current-year period were draw-downs of funds, restricted to utilization for construction activities, associated with an industrial development revenue bond issuance in 2009.

Financing Cash Flows. Net cash used in consolidated financing activities decreased $20.7 million in the first nine months of 2012 as compared to the same period of 2011. Debt repayments including the $12.4 million 1999 6.1% Series A fixed-rate IDRBs repaid in January 2012, the $200 million 7.625% IDRBs repaid in May 2012, the $14.3 million 1999 5.95% Series C fixed-rate IDRBs (originally due in 2038) repaid in August 2012, and the repayment of outstanding borrowings on the credit facility were partially offset by the issuance of new debt including the $250 million 3.875% Senior Notes. The remaining issuance amounts and retirements of long-term debt primarily relate to borrowings and repayments under NPL’s line of credit. The prior-year period included the repayment of the $200 million 8.375% Notes and the issuance of the $125 million 6.1% Notes. The second FSIRS contract was settled by paying $21.8 million during the first quarter of 2012 (at maturity). Dividends paid increased in the first nine months of 2012 as compared to the first nine months of 2011 as a result of an increase in the quarterly dividend and an increase in the number of shares outstanding.

The capital requirements and resources of the Company generally are determined independently for the natural gas operations and construction services segments. Each business activity is generally responsible for securing its own financing sources.

Gas Segment Construction Expenditures, Debt Maturities, and Financing

During the twelve-month period ended September 30, 2012, construction expenditures for the natural gas operations segment were $306 million. The majority of these expenditures represented costs associated with scheduled and accelerated replacement of existing transmission, distribution, and general plant (see also Bonus Depreciation below). Cash flows from operating activities of Southwest were $307 million and provided approximately 86% of construction expenditures and dividend requirements. Other necessary funding was provided by cash on hand and external financing activities.

Southwest estimates natural gas segment construction expenditures during the three-year period ending December 31, 2014 will range from approximately $900 million to $1 billion. Of this amount, approximately $300 million are expected to be incurred in 2012. Southwest has taken advantage of bonus depreciation to accelerate projects that improve system flexibility and enhance safety (including replacement of early vintage plastic and steel pipe). Significant replacement projects are expected to continue during the next several years. During the three-year period, cash flows from operating activities of Southwest (including the bonus depreciation benefits) are expected to provide a substantial majority of the funding for the gas operations total construction expenditures and dividend requirements. Some additional funds are expected from employee exercises of outstanding stock options. Any additional cash requirements are expected to be provided by existing credit facilities and/or other external financing sources. The timing, types, and amounts of these additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest’s service areas, and earnings. These external financings may include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

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

In August 2012, the Company redeemed at par its $14.3 million 1999 5.95% Series C fixed-rate IDRBs (originally due in 2038).

During the nine months ended September 30, 2012, the Company issued shares of common stock through the Stock Incentive Plan, raising approximately $1.5 million.

Bonus Depreciation. In September 2010, the Small Business Jobs Act of 2010 (“Act”) was signed into law. The Act provided a 50% bonus tax depreciation deduction for qualified property acquired or constructed and placed in service in 2010. In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (“Tax Relief Act”) was signed into law. The Tax Relief Act provided for a temporary 100% bonus tax depreciation deduction for qualified property acquired or constructed and placed in service after September 8, 2010 and before January 1, 2012 and extended the availability of the 50% bonus tax depreciation deduction through December 31, 2012. Based on forecasted qualifying construction expenditures, Southwest estimates the bonus depreciation provisions of the Tax Relief Act will defer the payment of approximately $28 million of federal income taxes during 2012.

Dividend Policy

In reviewing dividend policy, the Board of Directors (“Board”) considers the adequacy and sustainability of earnings and cash flows of the Company and its subsidiaries; the strength of the Company’s capital structure; the sustainability of the dividend through all business cycles; and whether the dividend is within a normal payout range for its respective businesses. In February 2012, the Board increased the quarterly dividend payout from 26.5 cents to 29.5 cents per share, effective with the June 2012 payment. Over time, the Board intends to increase the dividend such that the payout ratio approaches a local distribution company peer group average, while maintaining the Company’s stable and strong credit ratings and the ability to effectively fund future rate base growth. The timing and amount of any future increases will be based upon the Board’s review of the Company’s dividend rate in the context of the performance of the Company’s two operating segments and their future growth prospects.

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

On an interim basis, Southwest generally defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At September 30, 2012, the combined balance in the PGA accounts totaled an over-collection of $123 million. See PGA Filings for more information.

In March 2012, the Company replaced a $300 million revolving credit facility that was to expire in May 2012 with a $300 million facility that is scheduled to expire in March 2017. Interest rates for the credit facility are calculated at either the London Interbank Offered Rate (“LIBOR”) or an “alternate base rate,” plus in each case an applicable margin that is determined based on the Company’s senior unsecured debt rating. At the Company’s current unsecured debt rating, the applicable margin is 1.125% for loans bearing interest with reference to LIBOR and 0.125% for loans bearing interest with reference to the alternative base rate. Southwest has designated $150 million of the $300 million facility for long-term borrowing needs and the remaining $150 million for working capital purposes. The borrowings at December 31, 2011 (and additional borrowings which resulted in a maximum outstanding balance of $128 million during the first quarter) under the predecessor facility were repaid during the first quarter of 2012. At September 30, 2012, $40 million was outstanding on the long-term portion of the new credit facility, and no borrowings were outstanding on the short-term portion. No borrowings occurred under the new facility during the second quarter of 2012, and the maximum amount outstanding during the third quarter of 2012 was $40 million. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. This credit facility has been, and is expected to continue to be, adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing.

In June 2012, NPL replaced its existing $30 million revolving credit facility that was to expire in June 2013 with a $75 million facility that is scheduled to expire in June 2015. The credit facility was amended in October 2012 to temporarily increase the facility from $75 million to $85 million until December 29, 2012. Interest rates for the credit facility were also amended in October 2012 and are now calculated at either LIBOR or a base rate, plus, in each case, 1.00% or 0.75% depending on NPL’s leverage ratio at the end of each quarter. At September 30, 2012, $54 million was outstanding on the NPL credit facility.

The following table sets forth the ratios of earnings to fixed charges for the Company. Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	September 30, 2012	December 31, 2011

Ratio of earnings to fixed charges	3.42	3.21

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and net amortized debt costs.

Credit Rating Upgrades. In March 2012, Moody’s Investors Service, Inc. (“Moody’s) upgraded the Company’s senior unsecured debt rating to Baa1 from Baa2 (the outlook remains stable). Moody’s cited the Company’s prospects for continued strong financial results and credit metrics, as well as the resolution of the Arizona rate case as factors in its decision. Moody’s applies a Baa rating to obligations which are considered medium grade obligations with adequate security. A numerical modifier of 1 (high end of the category) through 3 (low end of the category) is included with the Baa rating to indicate the approximate rank of a company within the range.

In May 2012, Fitch Ratings (“Fitch”) upgraded the Company’s senior unsecured rating to A- from BBB+ (the outlook has been revised to positive from stable). Fitch cited the Company’s strong operational performance for 2011 and expectations for continued strong performance for 2012, due in part to the recent rate design changes adopted in Arizona. Fitch debt ratings range from AAA (highest credit quality) to D (defaulted debt obligation). The Fitch rating of A- indicates low credit risk and a strong ability to pay financial commitments.

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, interest savings, use of proceeds, the Company’s COLI strategy, annual COLI returns, replacement market and new construction market, bonus tax depreciation deductions, amount and timing for completion of estimated future construction expenditures, forecasted operating cash flows and results of operations, incremental operating margin in 2012, operating expense increases in 2012, funding sources of cash requirements, sufficiency of working capital, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity, future dividend increases, earnings trends, NPL’s projected financial performance and related market growth potential, NPL’s bid contracts and results thereunder, including expectations regarding estimates of costs and revenues, pension and post-retirement benefits, certain benefits of tax acts, the effect of rate decoupling in Arizona, the effect of any rate changes or regulatory proceedings, including the Decision from the PUCN, statements regarding future gas prices, gas purchase contracts and derivative financial instruments, the impact of certain legal proceedings, and the timing and results of future rate hearings and approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

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

Based on the most recent evaluation, as of September 30, 2012, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2012 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEMS 1A.	through 3. None.

ITEM 4.	MINE SAFETY DISCLOSURES Not applicable.

ITEM 5.	OTHER INFORMATION None.

ITEM 6.	EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 12.01	-	Computation of Ratios of Earnings to Fixed Charges.
Exhibit 31.01	-	Section 302 Certifications.
Exhibit 32.01	-	Section 906 Certifications.
Exhibit 99.01	-	NPL Credit Facility Agreement – First Amendment
Exhibit 99.02	-	NPL Credit Facility Agreement – Second Amendment
Exhibit 101	-	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: November 7, 2012
/ s/ GREGORY J. PETERSON
Gregory J. Peterson
Vice President/Controller and Chief Accounting Officer