Form 10-K
period 2012-12-31
SOUTHWEST GAS CORP
filed 2013-02-27
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes         No   ✓

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant:

$2,013,502,347 as of June 30, 2012

The number of shares outstanding of common stock:

Common Stock, $1 Par Value, 46,294,796 shares as of February 15, 2013

DOCUMENTS INCORPORATED BY REFERENCE

Description	Part Into Which Incorporated
Annual Report to Shareholders for the Year Ended December 31, 2012 2013 Proxy Statement	Parts I, II, and IV Part III

PART I

Item 1.	BUSINESS

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

Financial information concerning the Company’s business segments is included in Note 14 of the Notes to Consolidated Financial Statements, which is included in the 2012 Annual Report to Shareholders and is incorporated herein by reference.

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

As of December 31, 2012, Southwest purchased and distributed or transported natural gas to 1,876,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. The southwestern United States had historically been one of the highest growth regions of the country. However, the customer growth levels experienced in recent years have greatly diminished due to the overall slowdown in the new housing market and increase in idle/vacant homes, resulting from foreclosures and challenging economic conditions. Southwest completed 17,000 first-time meter sets over the last twelve months. These meter sets led to 17,000 net additional active customers during 2012, an increase of about 1%. Given the current housing and economic environment, management expects that customer growth will be approximately 1% in the near term. Southwest estimates that the number of excess inactive meters is approximately 37,000 at December 31, 2012. Management cannot predict the timing of when currently idle and vacant homes will return to service, but to date it has been gradual.

The table below lists the percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

	Distribution
For the Year Ended	Residential and Small Commercial	Other Sales Customers	Transportation
December 31, 2012	85%	4%	11%
December 31, 2011	86%	4%	10%
December 31, 2010	86%	4%	10%

Southwest is not dependent on any one or a few customers such that the loss of any one or several would have a significant adverse impact on earnings or cash flows.

Transportation of customer-secured gas to end-users accounted for 48% of total system throughput in 2012. Customers who utilized this service transported 100 million dekatherms in 2012, 94 million dekatherms in 2011, and 100 million dekatherms in 2010. Although these volumes are significant, these customers provided a much smaller proportionate share of operating margin.

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

Rates and Regulation

Rates that Southwest is authorized to charge its distribution system customers are determined by the ACC, PUCN, and CPUC in general rate cases and are derived using rate base, cost of service, and cost of capital experienced in an historical test year, as adjusted in Arizona and Nevada, and projected for a future test year in California. The FERC regulates the northern Nevada transmission and liquefied natural gas (“LNG”) storage facilities of Paiute Pipeline Company (“Paiute”), a wholly owned subsidiary, and the rates it charges for transportation of gas directly to certain end-users and to various local distribution companies (“LDCs”). The LDCs transporting on the Paiute system are: NV Energy (serving Reno and Sparks, Nevada) and Southwest (serving Truckee, South and North Lake Tahoe in California and various locations throughout northern Nevada).

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

As of January 2012, rate structures in all service territories allow Southwest to separate or “decouple” the recovery of operating margin from natural gas consumption, though decoupled structures vary by state. In California, authorized operating margin levels vary by month. In Nevada, a decoupled rate structure applies to most customer classes providing stability in annual operating margin. In Arizona, a full revenue decoupling mechanism with a winter-period monthly weather adjuster is in place, for most customer classes.

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

Information with respect to recent general rate cases and PGA filings is included in the Rates and Regulatory Proceedings section of Management’s Discussion and Analysis (“MD&A”) in the 2012 Annual Report to Shareholders.

The table below lists recent docketed general rate filings and the status of such filing within each ratemaking area:

Ratemaking Area	Type of Filing	Month Filed	Month Final Rates Effective
Arizona:	General rate case	November 2010	January 2012
California:
Northern and Southern	Annual attrition	October 2012	January 2013
Northern and Southern	General rate case	December 2012	Pending
Nevada:
Northern and Southern	General rate case	April 2012	November 2012
FERC:
Paiute	General rate case	February 2009	April 2010

While Southwest is subject to regulatory rules and oversight with regard to rates and operating requirements under its various state tariffs (and federal tariff, in the case of Paiute Pipeline), it is also subject to regulation with regard to the safety and integrity of its pipeline systems. The Department of Transportation (“DOT”) administers pipeline regulations through the Office of Pipeline Safety, within the Pipeline and Hazardous Materials Safety Administration (“PHMSA”). In recent years, various pieces of legislation have been passed in the areas of distribution integrity, control room management, and pipeline safety. The Pipeline Inspection, Protection, Enforcement, and Safety (“PIPES”) Act of 2006 mandated, among other things, a graduated implementation program for control room management, a requirement to install excess flow valves on single-family residential customer locations, and a Distribution Integrity Management Program (“DIMP”), required to be in place by August 2011, that includes evaluation and mitigation of risks, as well as certain reporting requirements. Additionally, Congress passed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“the Bill”), effective January 2012, which increases/strengthens existing safety requirements, including damage prevention programs, penalty provisions, and requirements related to automatic and remote-controlled shut-off valves, public awareness programs, incident notification, and maximum allowable operating pressure for certain facilities. The Bill requires the DOT to conduct further study of existing programs and future requirements. The Company continues to monitor changing pipeline safety legislation and participates to the extent possible in the crafting of associated mandates and reporting. As rules are developed, they could impact the Company’s expenses and the timing and amount of capital expenditures.

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

Natural Gas Supply

Southwest is responsible for acquiring and arranging delivery of natural gas to its system in sufficient quantities to meet its sales customers’ needs. Southwest’s primary natural gas acquisition objective is to ensure that adequate supplies of natural gas are available at the best cost. Southwest acquires natural gas from a wide variety of sources and a mix of purchase provisions, which includes spot market and firm supplies. The purchases may have terms from one day to several years and utilize both fixed and indexed pricing. During 2012, Southwest acquired natural gas from 46 suppliers. Southwest regularly monitors the number of suppliers, their performance, and their relative contribution to the overall customer supply portfolio. New suppliers are contracted when possible, and solicitations for supplies are extended to the largest practicable list of suppliers. Competitive pricing, flexibility in meeting Southwest’s requirements, and aggressive participation by suppliers who have demonstrated reliability of service are instrumental to any one supplier’s inclusion in Southwest’s portfolio. The goal of this practice is to mitigate the risk of nonperformance by any one supplier and ensure competitive prices.

Balancing reliability with supply cost results in a continually changing mix of purchase provisions within the supply portfolios. To address the unique requirements of its various market areas, Southwest assembles and administers a separate natural gas supply portfolio for each of its jurisdictional areas. Southwest facilitates most natural gas purchases through competitive bid processes.

To mitigate customer exposure to short-term market price volatility, Southwest seeks to fix the price on a portion (currently ranging from 25% to about 35%, depending on the jurisdiction) of its forecasted annual normal-weather volume requirement, primarily using firm, fixed-price purchasing arrangements that are secured periodically throughout the year. Southwest’s price volatility mitigation program includes the use of financial derivatives, in the form of fixed-for-floating-index-price swaps combined with indexed-price physical purchases, to secure a portion of the fixed-price portfolio for the Arizona and Nevada jurisdictional areas. The combination of fixed-price contracts and financial derivatives is designed to increase flexibility for Southwest and increase supplier diversification. The cost of such financial derivatives combined with the associated indexed-price physical purchases is recovered from customers through PGA mechanisms in the respective jurisdictional area.

For the 2012/2013 heating season, fixed-price purchases ranged from approximately $3 to $5 per dekatherm. Southwest makes non-fixed-price natural gas purchases under variable-price contracts with firm quantities or on the spot market. Prices for these contracts are not known until the month or day of purchase.

The firm natural gas supply arrangements are structured such that a stated volume of natural gas is required to be nominated by Southwest and delivered by the supplier. Contracts provide for fixed or market-based penalties to be paid by the non-performing party.

Storage availability can influence the average annual price of natural gas, as storage allows a company to purchase natural gas quantities during the off-peak season and store it for use in high demand periods when prices may be greater or supplies/capacity tighter. Southwest currently has no storage availability in its Arizona or southern Nevada rate jurisdictions. Limited storage availability exists in southern and northern California and northern Nevada.

Southwest has a contract with Southern California Gas Company that is intended for delivery only within Southwest’s southern California rate jurisdiction. In addition, contracts with Paiute for its LNG facility allow for peaking capability only in northern Nevada and northern California. For all storage options, Southwest purchases natural gas for injection during the off-peak period for use in the high demand months, but these supplies have a limited impact on the overall price.

Southwest also has interruptible storage contracts with Northwest Pipeline Corporation (“NWPL”) for the northern Nevada and northern California rate jurisdictions. NWPL has the discretion to limit Southwest’s ability to inject or withdraw from this interruptible storage, which consequently limits Southwest’s use of this interruptible storage capacity. As such, this storage provides limited operational flexibility to adjust daily flowing supplies to meet demand, and has limited impact on the overall price of natural gas supplies.

Natural gas supplies for Southwest’s southern system (Arizona, southern Nevada, and southern California properties) are primarily obtained from producing regions in Colorado and New Mexico (San Juan basin), Texas (Permian basin), and Rocky Mountain areas. For its northern system (northern Nevada and northern California properties), Southwest primarily obtains natural gas from Rocky Mountain producing areas and from Canada.

The landscape for national natural gas supply has changed dramatically during recent years. Advanced drilling techniques have provided access to abundant and sustainable natural gas supplies. The natural gas market has responded with reductions to both price volatility and the total price of the commodity. Most recently, natural gas has reached the lowest prices recorded in a decade. An ample and diverse natural gas supply is available to Southwest’s customers at a highly competitive price when compared with competing forms of energy.

Southwest arranges for transportation of natural gas to its Arizona, Nevada, and California service territories through the pipeline systems of El Paso Natural Gas Company (“El Paso”), Kern River Gas Transmission Company (“Kern River”), Transwestern Pipeline Company (“Transwestern”), NWPL, Tuscarora Gas Pipeline Company (“Tuscarora”), Southern California Gas Company, and Paiute. Southwest regularly monitors short- and long-term supply and pipeline capacity availability to ensure the reliability of service to its customers. Southwest currently receives firm transportation service, both on a short- and long-term basis, for all of its service territories on the pipeline systems noted above. Southwest also contracts for firm natural gas supplies that are delivered to Southwest’s city gates to supplement its firm capacity on the interstate pipelines and to meet projected peak-day demands. Southwest could also utilize its interruptible contracts on the interstate pipelines for the transportation of additional natural gas supplies.

Southwest believes that the current levels of contracted firm interstate capacity and delivered purchases are sufficient to serve each of its service territories’ forecasted peak-day requirements. As the need arises to acquire additional capacity on one of the interstate pipeline transmission systems, primarily due to customer growth, Southwest will continue to consider available options to obtain that capacity, either through the use of firm contracts with a pipeline company, by purchasing capacity on the open market, or through the purchase of firm delivered natural gas supplies.

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

Environmental Matters

Federal, state, and local laws and regulations governing the discharge of materials into the environment have a direct impact upon Southwest. Environmental efforts, with respect to matters such as storm water management, emissions of air pollutants, hazardous material management, protection of endangered species and archeological resources, directly impact the complexity and time required to obtain pipeline rights-of-way and construction permits. However, increased environmental legislation and regulation can also be beneficial to the natural gas industry. Natural gas is one of the most environmentally-friendly fossil fuels currently available and its use can help energy users to comply with stricter environmental air quality standards.

The Environmental Protection Agency (“EPA”) has issued regulations that require the reporting of greenhouse gas emissions (“GHG”) from large sources and suppliers in the United States in order to facilitate the development of policies and programs to reduce GHGs. The Company reports required information to the EPA under the Mandatory Reporting Rule (“MRR”) including the volumes of natural gas it receives for distribution to LDC customers (Subpart NN) and its fugitive GHG emissions that result from the operation of its LDC pipelines (Subpart W). While some parts of the MRR do not apply to Southwest, other required information is already being reported to the Department of Energy, the Department of Transportation, or is available in existing Company databases. The Company also monitors the development of other climate legislation which could result in additional requirements or have financial implications.

Employees

At December 31, 2012, the natural gas operations segment had 2,245 regular full-time equivalent employees. Southwest believes it has a good relationship with its employees and that compensation, benefits, and working conditions afforded its employees are comparable to those generally found in the utility industry. No employees are represented by a union.

CONSTRUCTION SERVICES

NPL is a full-service contractor whose customers are primarily energy services utility companies. NPL derives revenue from installation, replacement, and maintenance of energy distribution systems. NPL contracts primarily with LDCs to install, repair, and maintain energy distribution systems from the town border station to the end-user. The primary focus of NPL operations is distribution pipe and service hook-up replacements as well as line installations for new business development. Construction work varies from relatively small projects to the piping of entire communities. Construction activity is seasonal in most areas. Peak construction periods are the summer and fall months in colder climate areas, such as the Midwest. In the warmer climate areas, such as the southwestern United States, construction continues year round.

During the past few years, several factors have impacted the nation’s natural gas distribution system and resulted in an increase in large multi-year distribution pipe replacement projects. The Department of Transportation’s Pipeline and Hazardous Materials Safety Administration instituted DIMP, which requires operators of gas distribution pipelines to develop and implement integrity management programs to enhance safety by identifying and reducing pipeline integrity risks. Also contributing to the increase in replacement projects were the bonus depreciation tax deduction incentives provided for by the Small Jobs Act of 2010 and the Tax Relief Unemployment Insurance Reauthorization and Job Creation Act of 2010. Additionally, funding for planned replacement projects increased due to the general improvement of the national credit markets.

The above factors resulted in several large multi-year distribution pipe replacement projects being awarded to NPL. NPL was selected as the contractor on certain of these projects, or one of several contractors to work on others. These contracts are usually multi-year, and the amount of work to be completed by NPL will vary from year to year. NPL continues to bid on pipe replacement projects throughout the country and has made structural and transitional changes to match the increased size and complexity of the business, including key management changes.

The American Taxpayer Relief Act of 2012 was enacted recently which extends the 50% bonus tax depreciation deduction from January 1, 2013 through December 31, 2013 providing further incentive for replacement projects.

NPL business activities are often concentrated in utility service territories where existing energy lines are scheduled for replacement. An LDC will typically contract with NPL to provide pipe replacement services and new line installations. Contract terms generally specify unit-price or fixed-price arrangements. Unit-price contracts establish prices for all of the various services to be performed during the contract period. These contracts often have annual pricing reviews. During 2012, approximately 83% of revenue was earned under unit-price contracts. As of December 31, 2012, a backlog of approximately $35 million existed with respect to outstanding fixed-priced construction contracts.

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

Competition within the industry has traditionally been limited to several regional and local competitors in what has been a largely fragmented industry. Some national competitors also exist within the industry. NPL currently operates in 18 major markets nationwide. Its customers are primarily the principal LDCs in those markets. During 2012, NPL served 73 major customers, with Southwest accounting for approximately 14% of NPL revenues. Additionally, two customers accounted for approximately 26% of total revenue, while five other customers individually accounted for 5% or more of NPL revenues.

Employment fluctuates between seasonal construction periods, which are normally heaviest in the summer and fall months. At December 31, 2012, NPL had 3,770 regular full-time equivalent employees. Employment peaked in August 2012 when there were 4,134 employees. Most employees are represented by unions and are covered by collective bargaining agreements, which is typical of the utility construction industry.

Operations are conducted from 18 field locations with corporate headquarters located in Phoenix, Arizona. Buildings and equipment storage yards are normally leased from third parties. The lease terms are typically five years or less.

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

NPL has a 65% interest in IntelliChoice Energy, LLC (“ICE”) and consolidates ICE as a majority owned subsidiary. ICE was established in late 2009 and markets natural gas engine-driven heating, ventilating, and air conditioning (“HVAC”) technology and products. To date, ICE has not been a significant component of NPL operating results.

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

The recent economic slowdown in the United States, and particularly in our service areas, resulted in a marked decline in the new housing market and an increase in the inventory of idle/vacant homes. Commercial entities (including restaurants and other service establishments) have also been impacted, resulting in reductions in operations or closures. A continued slow recovery could result in customers voluntarily reducing consumption. If the recovery process is prolonged or regresses, our financial condition, results of operations, and cash flows could be adversely affected. Fluctuations and uncertainties in the economy make it challenging for us to accurately forecast and plan future business activities and to identify risks that may affect our business, financial condition, and operating results. We cannot predict the timing, strength, or duration of any recovery, or any future economic slowdowns. If the economy or the markets in which we operate do not improve (or worsen) from present levels, it may have an adverse effect on our business, financial condition, and results of operations.

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

We have life insurance policies with a net death benefit value at December 31, 2012 of approximately $230 million on members of management and other key employees to indemnify ourselves against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The net cash surrender value of these policies (which is the cash amount we would receive if we voluntarily terminated the policies) is approximately $80 million at December 31, 2012 and is included in the caption “Other property and investments” on the balance sheet. Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, the cash surrender value (but not the net death benefits) moves up and down consistent with the movements in the broader stock and bond markets. During 2012, Southwest recognized $6.6 million in Other income (deductions) due to increases in the cash surrender values of its company-owned life insurance policies (compared to an increase of $700,000 resulting from recognized death benefits net of decreases in cash surrender values in 2011). Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender value components of company-owned life insurance policies, as they progress towards the ultimate death benefits, are also recorded without tax consequences. Currently, we intend to hold the company-owned life insurance policies for their duration and purchase additional policies as necessary. Changes in the cash surrender value of company-owned life insurance policies, except as related to the purchase of additional policies, affect our earnings but not our cash flows.

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

Rate schedules in each of our service territories contain purchased gas adjustment clauses which permit us to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. We have used short-term borrowings in the past to temporarily finance increases in purchased gas costs, and we expect to do so during 2013, if the need again arises.

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

Fixed-price contracts at NPL are subject to potential losses that could adversely affect results of operations.

NPL enters into a variety of types of contracts customary in the pipeline construction industry. These contracts include unit-priced contracts, unit-priced contracts with revenue caps, and fixed-price (lump sum) contracts. Contracts with caps and fixed-price arrangements can be susceptible to constrained profits, or even losses, especially those contracts that cover an extended-duration performance period. This is due, in part, to the necessity of estimating costs far in advance of the completion date (at bid inception). Unforeseen inflation, or other costs unanticipated at inception, can detrimentally impact profitability for these types of contracts.

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

The plant investment of Southwest consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators, which comprise the pipeline systems and facilities located in and around the communities served. Southwest also includes other properties such as land, buildings, furnishings, work equipment, vehicles, and software systems in plant investment. The northern Nevada and northern California properties of Southwest are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Several properties are leased by Southwest, including a portion of the corporate headquarters office complex located in Las Vegas, Nevada and the administrative offices in Phoenix, Arizona. Total gas plant, exclusive of leased property, at December 31, 2012 was $5.1 billion, including construction work in progress. It is the opinion of management that the properties of Southwest are suitable and adequate for its purposes.

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

Information on properties of NPL can be found on pages 5 and 6 of this Form 10-K under Construction Services.

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

The principal market on which the common stock of the Company is traded is the New York Stock Exchange. At February 15, 2013, there were 15,969 holders of record of common stock, and the market price of the common stock was $44.50. The quarterly market price of, and dividends on, Company common stock required by this item are included in the 2012 Annual Report to Shareholders filed as an exhibit hereto and incorporated herein by reference.

In February 2013, the Board of Directors (“Board”) increased the quarterly dividend payout to 33 cents per share, effective with the June 2013 payment. This marks the seventh consecutive year in which the dividend was increased. Over time, the Board intends to increase the dividend such that the payout ratio approaches a local distribution company peer group average, while maintaining the Company’s stable and strong credit ratings and the ability to effectively fund future rate base growth. The timing and amount of any future increases will be based upon the Board’s continued review of the Company’s dividend rate in the context of the performance of the Company’s two operating segments and their future growth prospects. The quarterly common stock dividend declared was 25 cents per share throughout 2010, 26.5 cents per share throughout 2011, and 29.5 cents per share throughout 2012.

Item 6.	SELECTED FINANCIAL DATA

Information required by this item is included in the 2012 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is included in the 2012 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various forms of market risk, including commodity price risk, weather risk, and interest rate risk. The following describes the Company’s exposure to these risks.

Commodity Price Risk

In managing its natural gas supply portfolios, Southwest has historically entered into short duration (generally one year or less) fixed-price contracts and variable-price contracts (firm and spot). Southwest has experienced price volatility over the past several years and such volatility is expected to continue into 2013 and beyond.

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

Southwest’s natural gas purchasing practices are subject to prudence review by the various regulatory bodies in each jurisdiction. PGA changes affect cash flows and potentially short-term borrowing requirements, but do not directly impact profit margin.

Weather Risk

Rate design is the primary mechanism available to Southwest to mitigate weather risk. All of Southwest’s service territories have decoupled rate structures which mitigate weather risk. In California, CPUC regulations allow Southwest to decouple operating margin from usage and offset weather risk. In Nevada, a decoupled rate structure applies to most customer classes providing stability in annual operating margin by insulating the Company from the effects of lower usage (including volumes associated with unusual weather). In Arizona, a full revenue decoupling mechanism, which includes a winter-period monthly weather adjuster, is in place for most customer classes. With decoupled rate structures, Southwest’s operating margin is limited during unusually cold weather. However, Southwest is not assured that decoupled rate structures will continue to be supported in future rate cases.

Interest Rate Risk

Interest rate risk is the risk that changes in interest rates could adversely affect earnings or cash flows. The primary interest rate risk for the Company is the risk of increasing interest rates on variable-rate obligations. Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. In Nevada, fluctuations in interest rates on $150 million ($100 million prior to November 2012) of variable-rate Industrial Development Revenue Bonds (“IDRBs”) are tracked and recovered from ratepayers through an interest balancing account, which mitigates risk to earnings and cash flows from interest rate fluctuations on these IDRBs between general rate cases. As of December 31, 2012 and 2011, Southwest had $161 million and $209 million, respectively, in variable-rate debt outstanding, excluding the IDRBs noted above. Assuming a constant outstanding balance in variable-rate debt for the next twelve months, a hypothetical 1% change in interest rates would increase or decrease interest expense for the next twelve months by approximately $2 million.

Other risk information is included in Item 1A. Risk Factors of this report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Southwest Gas Corporation and Notes thereto, together with the report of PricewaterhouseCoopers LLP, are included in the 2012 Annual Report to Shareholders and are incorporated herein by reference.

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

Based on the most recent evaluation, as of December 31, 2012, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

Internal Control Over Financial Reporting

The report of management of the Company required to be reported herein is incorporated by reference to the information reported in the 2012 Annual Report to Shareholders under the caption “Management’s Report on Internal Control Over Financial Reporting” on page 79.

The Attestation Report of the Independent Registered Public Accounting Firm required to be reported herein is incorporated by reference to the information reported in the 2012 Annual Report to Shareholders under the caption “Report of Independent Registered Public Accounting Firm” on page 80.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2013 Proxy Statement, which by this reference is incorporated herein.

(b) Identification of Executive Officers. The name, age, position, and period position held during the last five years for each of the Executive Officers of the Company as of December 31, 2012 are as follows:

Name	Age	Position	Period Position Held
Jeffrey W. Shaw	54	President and Chief Executive Officer	2012-Present
		Chief Executive Officer	2008-2012
Roy R. Centrella	55	Senior Vice President/Chief Financial Officer	2010-Present
		Vice President/Controller and Chief Accounting Officer	2008-2010
Eric DeBonis	45	Senior Vice President/Operations	2012-Present
		Senior Vice President/Staff Operations & Technology	2011-2012
		Vice President/Special Projects	2010-2011
		Vice President/Central Arizona Division	2008-2010
		General Manager/East Region/Central Arizona Division	2008
Karen S. Haller	49	Senior Vice President/General Counsel and Corporate Secretary	2012-Present
		Vice President/General Counsel, Compliance Officer,
		and Corporate Secretary	2010-2012
		Vice President/General Counsel and Compliance Officer	2008-2010
		Vice President/Deputy General Counsel and Compliance Officer	2008
		Assistant General Counsel and Director/Legal Affairs	2008
John P. Hester	50	Senior Vice President/Regulatory Affairs & Energy Resources	2008-Present
Laura Lopez Hobbs	53	Senior Vice President/Human Resources and Administration	2012-Present
		Vice President/Administration	2010-2012
		Vice President/Human Resources	2008-2010
		Director/Human Resources	2008
Edward A. Janov	58	Senior Vice President/Corporate Development	2010-Present
		Senior Vice President/Finance	2008-2010
William N. Moody	56	Senior Vice President/Staff Operations & Technology	2012-Present
		Vice President/Gas Resources	2008-2012
Kenneth J. Kenny	50	Vice President/Finance/Treasurer	2010-Present
		Vice President/Treasurer	2008-2010
Gregory J. Peterson	53	Vice President/Controller and Chief Accounting Officer	2010-Present
		Assistant Controller	2008-2010

(c) Identification of Certain Significant Employees. None.

(d) Family Relationships. No Directors or Executive Officers are related either by blood, marriage, or adoption.

(e) Business Experience. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2013 Proxy Statement, which by this reference is incorporated herein. All Executive Officers have held responsible positions with the Company for at least five years as described in (b) above.

(f) Involvement in Certain Legal Proceedings. None.

(g) Promoters and Control Persons. None.

(h) Audit Committee Financial Expert. Information with respect to the financial expert of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2013 Proxy Statement, which by this reference is incorporated herein.

(i) Identification of the Audit Committee. Information with respect to the composition of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2013 Proxy Statement, which by this reference is incorporated herein.

(j) Material Changes in Director Nomination Procedures for Security Holders. On July 31, 2012, the Board approved the amendment of the Company’s Bylaws (as amended, the “Bylaws”). The amendment, which was effective immediately upon approval, implemented a change to Section 3 of Article III of the Bylaws. Prior to the

amendment, the Bylaws allowed shareholders to make nominations of individuals to be elected to the Board 20 days prior to the anniversary of the date that the prior year’s annual meeting was held. The amended provision requires that the Company receive notice of any such nominations from shareholders at least 120 days before the anniversary of the date of the proxy statement for the prior year’s annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance. The Company has adopted procedures to assist its directors and executive officers in complying with Section 16(a) of the Exchange Act which includes assisting in the preparation of forms for filing. Based upon a review of filings with the SEC and written representations that no other reports were required, the Company believes that all of its directors and executive officers complied during 2012 with the reporting requirements of Section 16(a) of the Exchange Act, except for the following Form 4:

The purchase of Company common stock by director José A. Cárdenas of 1,500 shares on March 2, 2012 was reported on March 7, 2012.

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

Information with respect to executive compensation is set forth under the heading “Executive Compensation” in the definitive 2013 Proxy Statement, which by this reference is incorporated herein.

(a) Compensation Committee Interlocks and Insider Participation. Information with respect to Compensation Committee interlocks and insider participation is set forth under the heading “Governance of the Company” in the definitive 2013 Proxy Statement, which by this reference is incorporated herein.

(b) Compensation Committee Report. Information with respect to the Compensation Committee Report is set forth under the heading “Compensation Committee Report” in the definitive 2013 Proxy Statement, which by this reference is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2013 Proxy Statement, which by this reference is incorporated herein.

(b) Security Ownership of Management. Information with respect to security ownership of management is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2013 Proxy Statement, which by this reference is incorporated herein.

(c) Changes in Control. None.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

At December 31, 2012, the Company had three stock-based compensation plans. With respect to the first plan, the Company previously granted options to purchase shares of common stock to key employees and outside directors. The option grants in 2006 consumed the remaining options that could be issued under the option plan and no future grants are anticipated.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column a)
	(a)	(b)	(c)
(Thousands of shares)
Equity compensation plans approved by security holders	125	$28.13	-
Equity compensation plans not approved by security holders	-	-	-

Total	125	$28.13	-

Pursuant to the terms of the management incentive plan, the Company may issue performance shares to encourage key employees to remain in its employment to achieve short-term and long-term performance goals.

Plan category	Number of securities to be issued upon vesting of performance shares	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance (excluding securities reflected in column a)
	(a)	(b)	(c)
(Thousands of shares)
Equity compensation plans approved by security holders	348	$36.03	243
Equity compensation plans not approved by security holders	-	-	-

Total	348	$36.03	243

Pursuant to the terms of the restricted stock/unit plan, the Company may award restricted stock and restricted stock units to attract, motivate, retain and reward key employees with incentives for high levels of individual performance and improved financial performance of the Company and to attract, motivate, and retain experienced and knowledgeable independent directors.

Plan category	Number of securities to be issued upon vesting of restricted stock units	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance (excluding securities reflected in column a)
	(a)	(b)	(c)
(Thousands of shares)
Equity compensation plans approved by security holders	207	$37.18	236
Equity compensation plans not approved by security holders	-	-	-

Total	207	$37.18	236

Additional information regarding the three equity compensation plans is included in Note 11 of the Notes to Consolidated Financial Statements in the 2012 Annual Report to Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions, and director independence is set forth under the heading “Governance of the Company” in the definitive 2013 Proxy Statement, which by this reference is incorporated herein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to accounting fees and services associated with PricewaterhouseCoopers LLP is set forth under the heading “Selection of Independent Registered Public Accounting Firm” in the definitive 2013 Proxy Statement, which by this reference is incorporated herein.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report on Form 10-K:

(1)

The Consolidated Financial Statements of the Company (including the Report of Independent Registered Public Accounting Firm) required to be reported herein are incorporated by reference to the information reported in the 2012 Annual Report to Shareholders under the following captions:

(2)	All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(3)	See LIST OF EXHIBITS.

(b)	See LIST OF EXHIBITS.

LIST OF EXHIBITS

Exhibit Number	Description of Document

3(i)	Restated Articles of Incorporation, as amended. Incorporated herein by reference to Exhibit 3(i) to Form 10-Q for the quarter ended September 30, 2007, File No. 1-07850.

3(ii)	Amended Bylaws of Southwest Gas Corporation. Incorporated herein by reference to Exhibit 3(ii) to Form 8-K dated July 31, 2012, File No. 1-07850.

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

Exhibit Number	Description of Document

4.10	Certificate of Trust of Southwest Gas Capital II. Incorporated herein by reference to Exhibit 4.03 to Form S-3 dated August 7, 2003, File No. 333-106419.

4.11	Certificate of Trust of Southwest Gas Capital III. Incorporated herein by reference to Exhibit 4.04 to Form S-3 dated August 7, 2003, File No. 333-106419.

4.12	Certificate of Trust of Southwest Gas Capital IV. Incorporated herein by reference to Exhibit 4.05 to Form S-3 dated August 7, 2003, File No. 333-106419.

4.13	Trust Agreement of Southwest Gas Capital III. Incorporated herein by reference to Exhibit 4.07 to Form S-3 dated August 7, 2003, File No. 333-106419.

4.14	Trust Agreement of Southwest Gas Capital IV. Incorporated herein by reference to Exhibit 4.08 to Form S-3 dated August 7, 2003, File No. 333-106419.

4.15	Form of Common Stock Certificate. Incorporated herein by reference to Exhibit 4 to Form 8-K dated July 22, 2003, File No. 1-07850.

4.16	Form of Amended and Restated Trust Agreement of Southwest Gas Capital II. Incorporated herein by reference to Exhibit 4.09 to Form 8-K dated August 20, 2003, File No. 1-07850.

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

Exhibit Number	Description of Document

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

4.28	Form of Indenture for Senior Notes Due 2022. Incorporated herein by reference to Exhibit 4.1 to Form S-3ASR dated March 20, 2012, File No. 333-180226.

4.29

Indenture, dated March 23, 2012, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated March 20, 2012, File No. 1-07850.

4.30

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

Exhibit Number	Description of Document

10.07 *	Form of Change in Control Agreement with Company Officers. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended March 31, 2011, File No. 1-07850.

10.08 *

Form of General Release - Attachment A to Form of Change in Control Agreement with Company Officers. Incorporated herein by reference to Exhibit 10.02 to Form 10-Q for the quarter ended March 31, 2011, File No. 1-07850.

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

Exhibit Number	Description of Document

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

10.22	$300 million Credit Facility. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 15, 2012, File No. 1-07850.

10.23 *	Southwest Gas Corporation 2006 Restricted Stock/Unit Plan, as amended and restated. Incorporated herein by reference to Appendix A to the Proxy Statement dated March 28, 2012, File No. 1-07850.

10.24 *

Change in Control Agreement with Jeffrey W. Shaw, Chief Executive Officer of Southwest Gas Corporation. Incorporated herein by reference to Exhibit 10.23 to Form 10-K for the year ended December 31, 2011, File No. 1-07850.

10.25 *

Letter Agreement with Jeffrey W. Shaw, Chief Executive Officer of Southwest Gas Corporation, with respect to post-termination benefits. Incorporated herein by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2011, File No. 1-07850.

10.26 *	NPL Employment Agreement with James P. Kane. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended June 30, 2012, File No. 1-07850.

99.01	NPL Credit Facility Agreement. Incorporated herein by reference to Exhibit 99.01 to Form 10-Q for the quarter ended June 30, 2012, File No. 1-07850.

99.02	NPL Credit Facility Agreement - First Amendment. Incorporated herein by reference to Exhibit 99.01 to Form 10-Q for the quarter ended September 30, 2012, File No. 1-07850.

99.03	NPL Credit Facility Agreement - Second Amendment. Incorporated herein by reference to Exhibit 99.02 to Form 10-Q for the quarter ended September 30, 2012, File No. 1-07850.

12.01	Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.

13.01	Portions of 2012 Annual Report to Shareholders incorporated by reference to the Form 10-K.

21.01	List of subsidiaries of Southwest Gas Corporation.

23.01	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.01	Section 302 Certifications.

Exhibit Number	Description of Document

32.01	Section 906 Certifications.

101.01

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to the Consolidated Financial Statements.

*  Management Contracts or Compensation Plans

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS CORPORATION

Date: February 27, 2013	By /s/ JEFFREY W. SHAW
Jeffrey W. Shaw
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. BOUGHNER (Robert L. Boughner)	Director	February 27, 2013

/s/ JOSÉ A. CÁRDENAS (José A. Cárdenas)	Director	February 27, 2013

/s/ THOMAS E. CHESTNUT (Thomas E. Chestnut)	Director	February 27, 2013

/s/ STEPHEN C. COMER (Stephen C. Comer)	Director	February 27, 2013

/s/ LEROY C. HANNEMAN, JR. (LeRoy C. Hanneman, Jr.)	Director	February 27, 2013

/s/ MICHAEL O. MAFFIE (Michael O. Maffie)	Director	February 27, 2013

/s/ ANNE L. MARIUCCI (Anne L. Mariucci)	Director	February 27, 2013

/s/ MICHAEL J. MELARKEY (Michael J. Melarkey)	Chairman of the Board of Directors	February 27, 2013

/s/ JEFFREY W. SHAW (Jeffrey W. Shaw)	Director, President and Chief Executive Officer	February 27, 2013

/s/ A. RANDALL THOMAN (A. Randall Thoman)	Director	February 27, 2013

/s/ THOMAS A. THOMAS (Thomas A. Thomas)	Director	February 27, 2013

/s/ TERRENCE L. WRIGHT (Terrence L. Wright)	Director	February 27, 2013

/s/ ROY R. CENTRELLA (Roy R. Centrella)	Senior Vice President/ Chief Financial Officer	February 27, 2013

/s/ GREGORY J. PETERSON (Gregory J. Peterson)	Vice President, Controller, and Chief Accounting Officer	February 27, 2013