Form 10-Q
period 2013-03-31
SOUTHWEST GAS CORP
filed 2013-05-08
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes      No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $1 Par Value, 46,328,592 shares as of May 1, 2013.

SOUTHWEST GAS CORPORATION March 31, 2013	Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except par value)

(Unaudited)

	MARCH 31, 2013	DECEMBER 31, 2012
ASSETS
Utility plant:
Gas plant	$5,043,710	$5,019,500
Less: accumulated depreciation	(1,780,415)	(1,750,795)
Acquisition adjustments, net	866	911
Construction work in progress	84,483	74,178

Net utility plant	3,348,644	3,343,794

Other property and investments	243,866	242,096

Current assets:
Cash and cash equivalents	33,081	25,530
Accounts receivable, net of allowances	208,317	196,913
Accrued utility revenue	43,600	72,000
Income taxes receivable, net	-	2,945
Deferred income taxes	12,303	47,088
Deferred purchased gas costs	1,501	6,031
Prepaids and other current assets	71,423	107,910

Total current assets	370,225	458,417

Deferred charges and other assets	441,779	443,750

Total assets	$4,404,514	$4,488,057

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued and outstanding - 46,325,592 and 46,147,788 shares)	$47,956	$47,778
Additional paid-in capital	832,588	828,777
Accumulated other comprehensive income (loss), net	(49,576)	(50,745)
Retained earnings	549,656	484,369

Total Southwest Gas Corporation equity	1,380,624	1,310,179
Noncontrolling interest	(1,780)	(1,681)

Total equity	1,378,844	1,308,498
Long-term debt, less current maturities	1,250,829	1,268,373

Total capitalization	2,629,673	2,576,871

Current liabilities:
Current maturities of long-term debt	5,165	50,137
Accounts payable	120,266	155,667
Customer deposits	78,642	77,858
Income taxes payable	1,731	-
Accrued general taxes	53,767	37,644
Accrued interest	17,534	16,080
Deferred purchased gas costs	42,983	98,957
Other current liabilities	95,819	98,786

Total current liabilities	415,907	535,129

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	622,357	616,184
Taxes payable	485	551
Accumulated removal costs	262,000	256,000
Other deferred credits	474,092	503,322

Total deferred income taxes and other credits	1,358,934	1,376,057

Total capitalization and liabilities	$4,404,514	$4,488,057

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION March 31, 2013	Form 10-Q

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,		TWELVE MONTHS ENDED MARCH 31,
	2013	2012	2013	2012
Operating revenues:
Gas operating revenues	$493,600	$530,713	$1,284,615	$1,380,226
Construction revenues	119,905	126,932	599,023	536,167

Total operating revenues	613,505	657,645	1,883,638	1,916,393

Operating expenses:
Net cost of gas sold	200,608	242,747	437,463	572,430
Operations and maintenance	97,087	95,850	371,216	363,398
Depreciation and amortization	58,933	54,163	228,192	205,770
Taxes other than income taxes	11,795	10,731	42,792	41,811
Construction expenses	106,688	119,531	528,680	474,616

Total operating expenses	475,111	523,022	1,608,343	1,658,025

Operating income	138,394	134,623	275,295	258,368

Other income and (expenses):
Net interest deductions	(15,878)	(17,159)	(66,739)	(68,802)
Other income (deductions)	4,069	5,428	3,052	294

Total other income and (expenses)	(11,809)	(11,731)	(63,687)	(68,508)

Income before income taxes	126,585	122,892	211,608	189,860
Income tax expense	45,911	44,057	77,130	67,616

Net income	80,674	78,835	134,478	122,244
Net income (loss) attributable to noncontrolling interest	(99)	(84)	(707)	(413)

Net income attributable to Southwest Gas Corporation	$80,773	$78,919	$135,185	$122,657

Basic earnings per share	$1.75	$1.71	$2.93	$2.67

Diluted earnings per share	$1.73	$1.70	$2.90	$2.65

Dividends declared per share	$0.330	$0.295	$1.215	$1.090

Average number of common shares outstanding	46,251	46,068	46,160	45,934
Average shares outstanding (assuming dilution)	46,650	46,467	46,600	46,363

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION March 31, 2013	Form 10-Q

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,		TWELVE MONTHS ENDED MARCH 31,
	2013	2012	2013	2012

Net Income	$80,674	$78,835	$134,478	$122,244

Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	-	-	(46,409)	(84,005)
Amortization of transition obligation	-	134	404	537
Amortization of net actuarial loss	5,298	3,968	17,200	11,209
Prior service cost	55	-	(1,447)	-
Regulatory adjustment	(4,702)	(3,626)	25,442	64,277

Net defined benefit pension plans	651	476	(4,810)	(7,982)

Forward-starting interest rate swaps:
Unrealized/realized gain (loss)	-	1,834	-	(9,716)
Amounts reclassified into net income	518	181	2,074	725

Net forward-starting interest rate swaps	518	2,015	2,074	(8,991)

Total other comprehensive income (loss), net of tax	1,169	2,491	(2,736)	(16,973)

Comprehensive income	81,843	81,326	131,742	105,271
Comprehensive income (loss) attributable to noncontrolling interest	(99)	(84)	(707)	(413)

Comprehensive income attributable to Southwest Gas Corporation	$81,942	$81,410	$132,449	$105,684

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION March 31, 2013	Form 10-Q

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,		TWELVE MONTHS ENDED MARCH 31,
	2013	2012	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$80,674	$78,835	$134,478	$122,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,933	54,163	228,192	205,770
Deferred income taxes	40,241	39,538	66,983	82,056
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(11,404)	(1,489)	2,418	(41,698)
Accrued utility revenue	28,400	26,600	100	(2,200)
Deferred purchased gas costs	(51,444)	5,612	(34,233)	(15,121)
Accounts payable	(37,931)	(56,085)	(7,844)	10,819
Accrued taxes	20,733	21,888	(1,042)	(15,887)
Other current assets and liabilities	34,141	36,413	(21,220)	3,785
Gains on sale	(834)	(1,414)	(7,460)	(3,836)
Changes in undistributed stock compensation	2,659	1,101	6,695	4,383
AFUDC and property-related changes	(471)	(322)	(2,092)	(1,352)
Changes in other assets and deferred charges	(11,859)	(16,058)	(11,168)	1,600
Changes in other liabilities and deferred credits	(18,237)	(22,409)	(255)	(62,939)

Net cash provided by operating activities	133,601	166,373	353,552	287,624

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(53,237)	(84,965)	(363,984)	(414,139)
Restricted cash	-	12,785	-	37,781
Changes in customer advances	906	(6,553)	4,434	(13,444)
Miscellaneous inflows	1,600	2,264	13,299	8,579
Miscellaneous outflows	-	-	(2,004)	(219)

Net cash used in investing activities	(50,731)	(76,469)	(348,255)	(381,442)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	1,175	732	2,024	4,131
Dividends paid	(13,658)	(12,215)	(54,483)	(48,698)
Interest rate swap settlement	-	(21,754)	-	(21,754)
Issuance of long-term debt, net	4,664	325,878	168,304	475,476
Retirement of long-term debt	(69,500)	(77,422)	(419,121)	(205,652)
Change in credit facility and commercial paper	2,000	(109,000)	113,000	-

Net cash provided by (used in) financing activities	(75,319)	106,219	(190,276)	203,503

Change in cash and cash equivalents	7,551	196,123	(184,979)	109,685
Cash and cash equivalents at beginning of period	25,530	21,937	218,060	108,375

Cash and cash equivalents at end of period	$33,081	$218,060	$33,081	$218,060

Supplemental information:
Interest paid, net of amounts capitalized	$13,146	$37,246	$63,339	$89,373
Income taxes paid (received)	634	(1,189)	4,666	2,035

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION March 31, 2013	Form 10-Q

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

Basis of Presentation.  The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2012 Annual Report to Shareholders, which is incorporated by reference into the 2012 Form 10-K.

Prepaids and other current assets.  Prepaids and other current assets includes plant materials and operating supplies of $25 million at both March 31, 2013 and December 31, 2012.

Cash and Cash Equivalents.  For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and financial instruments with a purchase-date maturity of three months or less. Cash and cash equivalents fall within Level 1 (quoted prices for identical financial instruments) of the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability. During the three months ended March 31, 2013, approximately $2.8 million of customer advances were applied as contributions toward utility construction activity and represent a non-cash investing activity.

Intercompany Transactions.  NPL recognizes revenues generated from contracts with Southwest (see Note 3 - Segment Information below). Accounts receivable for these services are presented in the table below (thousands of dollars):

	March 31, 2013	December 31, 2012

Accounts receivable for NPL services	$4,777	$8,179

The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with accounting treatment for rate-regulated entities.

SOUTHWEST GAS CORPORATION March 31, 2013	Form 10-Q

Other Property and Investments. Other property and investments includes (millions of dollars):

	March 31, 2013	December 31, 2012

NPL property and equipment	$293	$287
NPL accumulated provision for depreciation and amortization	(144)	(136)
Net cash surrender value of COLI policies	84	80
Other property	11	11

Total	$244	$242

Other Income (Deductions).  The following table provides the composition of significant items included in Other income (deductions) on the consolidated statements of income (thousands of dollars):

	Three Months Ended		Twelve Months Ended
	March 31		March 31
	2013	2012	2013	2012

Change in COLI policies	$3,800	$5,200	$5,200	$3,700
Interest income	120	226	818	619
Pipe replacement costs	(85)	(9)	(2,756)	(3,884)
Miscellaneous income and (expense)	234	11	(210)	(141)

Total other income (deductions)	$4,069	$5,428	$3,052	$294

Included in the table above is the change in cash surrender values of company-owned life insurance (“COLI”) policies (including net death benefits recognized). These life insurance policies on members of management and other key employees are used by Southwest to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, the change in the cash surrender value components of COLI policies, as they progress towards the ultimate death benefits, is also recorded without tax consequences. Pipe replacement costs include amounts associated with certain Arizona non-recoverable pipe replacement work. The replacement program work subject to non-recoverability was substantially completed in 2012.

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

Net periodic benefit costs included in the table below are components of an overhead loading process associated with the cost of labor. The overhead process ultimately results in allocation of net periodic benefit costs to the same accounts to which productive labor is charged. As a result, net periodic benefit costs become components of various accounts, primarily operations and maintenance expense, net utility plant, and deferred charges and other assets.

	Qualified Retirement Plan
	Period Ended March 31,
	Three Months		Twelve Months
	2013	2012	2013	2012
(Thousands of dollars)
Service cost	$5,764	$5,079	$21,004	$18,373
Interest cost	9,401	9,567	38,100	37,524
Expected return on plan assets	(12,460)	(11,445)	(46,795)	(41,530)
Amortization of net actuarial loss	8,066	5,971	25,978	16,732

Net periodic benefit cost	$10,771	$9,172	$38,287	$31,099

SOUTHWEST GAS CORPORATION March 31, 2013	Form 10-Q

	SERP
	Period Ended March 31,
	Three Months		Twelve Months
	2013	2012	2013	2012
(Thousands of dollars)
Service cost	$94	$69	$299	$231
Interest cost	383	407	1,605	1,732
Amortization of net actuarial loss	243	171	755	645

Net periodic benefit cost	$720	$647	$2,659	$2,608

	PBOP
	Period Ended March 31,
	Three Months		Twelve Months
	2013	2012	2013	2012
(Thousands of dollars)
Service cost	$305	$245	$1,037	$888
Interest cost	620	636	2,531	2,609
Expected return on plan assets	(706)	(601)	(2,509)	(2,385)
Amortization of prior service cost	89	-	89	-
Amortization of transition obligation	-	217	650	868
Amortization of net actuarial loss	236	258	1,009	701

Net periodic benefit cost	$544	$755	$2,807	$2,681

Note 3 – Segment Information

The following tables present revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas Operations	Construction Services	Total
Three months ended March 31, 2013
Revenues from external customers	$493,600	$104,866	$598,466
Intersegment revenues	-	15,039	15,039

Total	$493,600	$119,905	$613,505

Segment net income	$79,292	$1,481	$80,773

Three months ended March 31, 2012
Revenues from external customers	$530,713	$110,887	$641,600
Intersegment revenues	-	16,045	16,045

Total	$530,713	$126,932	$657,645

Segment net income (loss)	$79,366	$(447)	$78,919

SOUTHWEST GAS CORPORATION March 31, 2013	Form 10-Q

	Natural Gas Operations	Construction Services	Total
Twelve months ended March 31, 2013
Revenues from external customers	$1,284,615	$516,655	$1,801,270
Intersegment revenues	-	82,368	82,368

Total	$1,284,615	$599,023	$1,883,638

Segment net income	$116,545	$18,640	$135,185

Twelve months ended March 31, 2012
Revenues from external customers	$1,380,226	$440,811	$1,821,037
Intersegment revenues	-	95,356	95,356

Total	$1,380,226	$536,167	$1,916,393

Segment net income	$102,771	$19,886	$122,657

Note 4 – Derivatives and Fair Value Measurements

Derivatives.   In managing its natural gas supply portfolios, Southwest has historically entered into fixed- and variable-price contracts, which qualify as derivatives. Additionally, Southwest utilizes fixed-for-floating swap contracts (“Swaps”) to supplement its fixed-price contracts. The fixed-price contracts, firm commitments to purchase a fixed amount of gas in the future at a fixed price, qualify for the normal purchases and normal sales exception that is allowed for contracts that are probable of delivery in the normal course of business, and are exempt from fair value reporting. The variable-price contracts have no significant market value. The Swaps are recorded at fair value.

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on a portion (currently ranging from 25% to 35%, depending on the jurisdiction) of its natural gas supply portfolios. The maturities of the Swaps highly correlate to forecasted purchases of natural gas, during time frames ranging from April 2013 through March 2015. Under such contracts, Southwest pays the counterparty at a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas. Only the net differential is actually paid or received. The differential is calculated based on the notional amounts under the contracts, which are detailed in the table below (thousands of dekatherms):

	March 31, 2013	December 31, 2012

Contract notional amounts	15,403	14,579

Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

The following table sets forth the gains and (losses) recognized on the Company’s Swaps (derivatives) for the three months and twelve months ended March 31, 2013 and 2012 and their location in the Condensed Consolidated Statements of Income (thousands of dollars):

Gains (losses) recognized in income for derivatives not designated as hedging instruments:

(Thousands of dollars)

		Three Months Ended				Twelve Months Ended
	Location of Gain or (Loss)	March 31				March 31
Instrument	Recognized in Income on Derivative	2013		2012		2013		2012

Swaps	Net cost of gas sold	$5,076		$(6,936)		$7,158		$(25,426)
Swaps	Net cost of gas sold	(5,076)	*	6,936	*	(7,158)	*	25,426	*

Total		$-		$-		$-		$-

* Represents the impact of regulatory deferral accounting treatment under U.S. GAAP for rate-regulated entities.

SOUTHWEST GAS CORPORATION March 31, 2013	Form 10-Q

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

Gains (losses) recognized in other comprehensive income for derivatives designated as cash flow hedging instruments:

(Thousands of dollars)

	Three Months Ended		Twelve Months Ended
	March 31		March 31
	2013	2012	2013	2012
Amount of gain/(loss) realized/ unrealized on FSIRS recognized in other comprehensive income on derivative	$-	$2,959	$-	$(15,670)

The following table sets forth the fair values of the Company’s Swaps and their location in the balance sheets (thousands of dollars):

Fair values of derivatives not designated as hedging instruments:

March 31, 2013		Asset	Liability
Instrument	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Deferred charges and other assets	$303	$(43)	$260
Swaps	Prepaids and other current assets	3,053	(90)	2,963
Swaps	Other deferred credits	7	(38)	(31)

Total		$3,363	$(171)	$3,192

December 31, 2012		Asset	Liability
Instrument	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Deferred charges and other assets	$132	$(126)	$6
Swaps	Other current liabilities	391	(2,467)	(2,076)
Swaps	Other deferred credits	233	(552)	(319)

Total		$756	$(3,145)	$(2,389)

The estimated fair values of the natural gas derivatives were determined using future natural gas index prices (as more fully described below). The Company has master netting arrangements with each counterparty that provide for the net settlement of all contracts through a single payment. As applicable, the Company has elected to reflect the net amounts in its balance sheets. The Company had no outstanding collateral associated with the Swaps during either period shown in the above table.

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

SOUTHWEST GAS CORPORATION March 31, 2013	Form 10-Q

The following table shows the amounts Southwest paid to and received from counterparties for settlements of matured Swaps.

(Thousands of dollars)	Three Months Ended March 31, 2013	Twelve Months Ended March 31, 2013
Paid to counterparties	$869	$8,165

Received from counterparties	$365	$999

The following table details the regulatory assets/(liabilities) offsetting the derivatives at fair value in the balance sheets (thousands of dollars).

March 31, 2013
Instrument	Balance Sheet Location	Net Total
Swaps	Other deferred credits	$(260)
Swaps	Other current liabilities	(2,963)
Swaps	Deferred charges and other assets	31

December 31, 2012
Instrument	Balance Sheet Location	Net Total
Swaps	Other deferred credits	$(6)
Swaps	Prepaids and other current assets	2,076
Swaps	Deferred charges and other assets	319

Fair Value Measurements.  The estimated fair values of Southwest’s Swaps were determined at March 31, 2013 and December 31, 2012 using New York Mercantile Exchange (“NYMEX”) futures settlement prices for delivery of natural gas at Henry Hub adjusted by the price of NYMEX ClearPort basis Swaps, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs (inputs, other than quoted prices, for similar assets or liabilities) are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measure.

The following table sets forth the Company’s Level 2 financial assets and liabilities recorded at fair value:

Level 2 - Significant other observable inputs

(Thousands of dollars)	March 31, 2013	December 31, 2012

Assets at fair value:
Prepaids and other current assets - Swaps	$2,963	$-
Deferred charges and other assets - Swaps	260	6

Liabilities at fair value:
Other current liabilities - Swaps	-	(2,076)
Other deferred credits - Swaps	(31)	(319)

Net Assets (Liabilities)	$3,192	$(2,389)

No financial assets or liabilities accounted for at fair value fell within Level 1 or Level 3 of the fair value hierarchy.

SOUTHWEST GAS CORPORATION March 31, 2013	Form 10-Q

Note 5 – Long-Term Debt

Carrying amounts of the Company’s long-term debt and their related estimated fair values as of March 31, 2013 and December 31, 2012 are disclosed in the following table. The fair values of the revolving credit facility including commercial paper, the NPL revolving credit facility, and the variable-rate Industrial Development Revenue Bonds (“IDRBs”) approximate their carrying values, and are categorized as Level 1 (quoted prices for identical financial instruments) within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability. The market values of debentures (except the 4.45% Notes) and fixed-rate IDRBs are categorized as Level 2. The 4.45% Notes and NPL other debt obligations are categorized as Level 3 (based on significant unobservable inputs to their fair values). Fair values for the debentures, fixed-rate IDRBs, and NPL other debt obligations were determined through a market-based valuation approach, where fair market values are determined based on evaluated pricing data, such as broker quotes and yields for similar securities adjusted for observable differences. Significant inputs used in the valuation generally include benchmark yield curves and issuer spreads. The external credit rating, coupon rate, and maturity of each security are considered in the valuation, as applicable.

	March 31, 2013		December 31, 2012
	Carrying	Market	Carrying	Market
	Amount	Value	Amount	Value
(Thousands of dollars)
Debentures:
Notes, 4.45%, due 2020	$125,000	$141,698	$125,000	$141,771
Notes, 6.1%, due 2041	125,000	159,089	125,000	165,779
Notes, 3.875%, due 2022	250,000	274,333	250,000	277,950
8% Series, due 2026	75,000	111,179	75,000	111,501
Medium-term notes, 7.59% series, due 2017	25,000	30,451	25,000	30,710
Medium-term notes, 7.78% series, due 2022	25,000	34,565	25,000	34,637
Medium-term notes, 7.92% series, due 2027	25,000	36,873	25,000	36,953
Medium-term notes, 6.76% series, due 2027	7,500	10,047	7,500	10,058
Unamortized discount	(3,333)		(3,403)

	654,167		654,097

Revolving credit facility and commercial paper	113,000	113,000	111,000	111,000

Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Fixed-rate bonds:
5.55% 1999 Series D, due 2038	8,270	8,277	8,270	8,375
5.45% 2003 Series C, due 2038	-	-	30,000	30,152
5.25% 2003 Series D, due 2038	20,000	20,617	20,000	20,571
5.80% 2003 Series E, due 2038	-	-	15,000	15,102
5.25% 2004 Series A, due 2034	65,000	66,448	65,000	66,955
5.00% 2004 Series B, due 2033	31,200	31,290	31,200	31,655
4.85% 2005 Series A, due 2035	100,000	102,037	100,000	101,184
4.75% 2006 Series A, due 2036	24,855	25,539	24,855	25,189
Unamortized discount	(2,945)		(3,195)

	446,380		491,130

NPL credit facility	23,000	23,000	41,562	41,562
NPL other debt obligations	19,447	19,722	20,721	20,991

	1,255,994		1,318,510
Less: current maturities	(5,165)		(50,137)

Long-term debt, less current maturities	$1,250,829		$1,268,373

SOUTHWEST GAS CORPORATION March 31, 2013	Form 10-Q

In February 2013, a notice of mandatory tender was sent to holders of the Clark County, Nevada 5.45% Series 2003C and 5.80% Series 2003E IDRBs. These IDRBs (totaling $45 million) were subject to mandatory tender on March 1, 2013 at a price of 100% plus accrued interest, and the Company tendered these IDRBs to the trustee for cancellation immediately following the mandatory tender, thereby extinguishing this debt. The Company facilitated the redemption primarily from borrowings under its $300 million credit facility.

Note 6 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income

The table below provides details of activity in equity during the three months ended March 31, 2013.

	Southwest Gas Corporation Equity
(In thousands, except per share amounts)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Non- controlling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total

DECEMBER 31, 2012	46,148	$47,778	$828,777	$(50,745)	$484,369	$(1,681)	$1,308,498
Common stock issuances	178	178	3,811				3,989
Net income (loss)					80,773	(99)	80,674
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				651			651
FSIRS - amounts reclassified to net income, net of tax (Note 4)				518			518
Dividends declared
Common: $0.33 per share					(15,486)		(15,486)

MARCH 31, 2013	46,326	$47,956	$832,588	$(49,576)	$549,656	$(1,780)	$1,378,844

The following information provides insight into amounts impacting Other Comprehensive Income (Loss), both before and after-tax, within the Condensed Consolidated Statements of Comprehensive Income, which also impact Accumulated Other Comprehensive Income in the Company’s Condensed Consolidated Balance Sheets and the associated column in the equity table above. See Note 4 – Derivatives and Fair Value Measurements for additional information on the FSIRS.

Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)
(Thousands of dollars)
	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of transition obligation	$-	$-	$-	$217	$(83)	$134
Amortization of net actuarial (gain)/loss	8,545	(3,247)	5,298	6,400	(2,432)	3,968
Prior service cost	89	(34)	55	-	-	-
Regulatory adjustment	(7,584)	2,882	(4,702)	(5,849)	2,223	(3,626)

Pension plans other comprehensive income (loss)	1,050	(399)	651	768	(292)	476

FSIRS (designated hedging activities):
Unrealized/realized gain	-	-	-	2,959	(1,125)	1,834
Amounts reclassified into net income	836	(318)	518	292	(111)	181

FSIRS other comprehensive income	836	(318)	518	3,251	(1,236)	2,015

Total other comprehensive income (loss)	$1,886	$(717)	$1,169	$4,019	$(1,528)	$2,491

SOUTHWEST GAS CORPORATION March 31, 2013	Form 10-Q

	Twelve Months Ended March 31, 2013			Twelve Months Ended March 31, 2012
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$(74,853)	$28,444	$(46,409)	$(135,492)	$51,487	$(84,005)
Amortization of transition obligation	650	(246)	404	868	(331)	537
Amortization of net actuarial (gain)/loss	27,742	(10,542)	17,200	18,078	(6,869)	11,209
Prior service cost	(2,334)	887	(1,447)	-	-	-
Regulatory adjustment	41,036	(15,594)	25,442	103,673	(39,396)	64,277

Pension plans other comprehensive income (loss)	(7,759)	2,949	(4,810)	(12,873)	4,891	(7,982)

FSIRS (designated hedging activities):
Unrealized/realized loss	-	-	-	(15,670)	5,954	(9,716)
Amounts reclassifed into net income	3,345	(1,271)	2,074	1,169	(444)	725

FSIRS other comprehensive income (loss)	3,345	(1,271)	2,074	(14,501)	5,510	(8,991)

Total other comprehensive income (loss)	$(4,414)	$1,678	$(2,736)	$(27,374)	$10,401	$(16,973)

(1)	Tax amounts are calculated using a 38% rate.

Approximately $2.1 million of realized losses (net of tax) related to the FSIRS, reported in Accumulated other comprehensive income (“AOCI”) at March 31, 2013, will be reclassified into interest expense within the next 12 months, as the related interest payments on long-term debt occur.

The following represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets:

AOCI - Rollforward
(Thousands of dollars)
	Defined Benefit Plans			FSIRS
	Before- Tax	Tax (Expense) Benefit	After- Tax	Before- Tax	Tax (Expense) Benefit	After- Tax	AOCI
Beginning Balance AOCI December 31, 2012	$(52,470)	$19,939	$(32,531)	$(29,378)	$11,164	$(18,214)	$(50,745)

Other comprehensive income before reclassifications	-	-	-	-	-	-	-
FSIRS amounts reclassified from AOCI (1)	-	-	-	836	(318)	518	518
Amortization of prior service costs (2)	89	(34)	55	-	-	-	55
Amortization of net actuarial loss (2)	8,545	(3,247)	5,298	-	-	-	5,298
Regulatory adjustment (3)	(7,584)	2,882	(4,702)	-	-	-	(4,702)

Net current period other comprehensive income (loss)	1,050	(399)	651	836	(318)	518	1,169

Ending Balance AOCI March 31, 2013	$(51,420)	$19,540	$(31,880)	$(28,542)	$10,846	$(17,696)	$(49,576)

(1)	The FSIRS reclassification amounts are included in the Net interest deductions line item on the Condensed Consolidated Statements of Income.
(2)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).
(3)

The regulatory adjustment represents the portion of the defined benefit plan reclassifications above that relates to the regulatory asset included in the Deferred charges and other assets line item on the Condensed Consolidated Balance Sheets.

The following table represents amounts (before income tax impacts) included in AOCI (in the table above), that have not yet been recognized in net periodic benefit cost:

Amounts Recognized in AOCI (Before Tax)

(Thousands of dollars)
	March 31, 2013	December 31, 2012
Net actuarial (loss) gain	$(415,117)	$(423,662)
Prior service cost	(2,334)	(2,423)
Less: amount recognized in regulatory assets	366,031	373,615

Recognized in AOCI	$(51,420)	$(52,470)

SOUTHWEST GAS CORPORATION March 31, 2013	Form 10-Q

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

As of March 31, 2013, Southwest had 1,886,000 residential, commercial, industrial, and other natural gas customers, of which 1,016,000 customers were located in Arizona, 684,000 in Nevada, and 186,000 in California. Residential and commercial customers represented over 99% of the total customer base. During the twelve months ended March 31, 2013, 56% of operating margin was earned in Arizona, 34% in Nevada, and 10% in California. During this same period, Southwest earned 85% of its operating margin from residential and small commercial customers, 4% from other sales customers, and 11% from transportation customers. These general patterns are expected to remain materially consistent for the foreseeable future.

Southwest recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Operating margin is the measure of gas operating revenues less the net cost of gas sold. Management uses operating margin as a main benchmark in comparing operating results from period to period. The principal factors affecting changes in operating margin are general rate relief and customer growth. All of Southwest’s service territories have decoupled rate structures, which are designed to eliminate the direct link between volumetric sales and revenue and thereby, mitigate the impacts of weather variability and conservation on margin, allowing the Company to aggressively pursue energy efficiency initiatives.

NPL Construction Co. (“NPL” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that primarily provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems. NPL operates in 18 major markets nationwide. Construction activity is cyclical and can be significantly impacted by changes in weather, general and local economic conditions (including the housing market), interest rates, employment levels, job growth, the equipment resale market, pipe replacement programs of utilities, and local and federal regulation (including tax rates and incentives). During the past few years, utilities have implemented pipeline integrity management programs to enhance safety pursuant to federal and state mandates. These programs, coupled with bonus depreciation tax deduction incentives, have resulted in a significant increase in multi-year pipeline replacement projects throughout the country. Generally, revenues are lowest during the first quarter of the year due to less favorable winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. In certain circumstances, such as with large, longer duration bid contracts, or unit-price contracts with caps, results may be impacted by differences between costs incurred and those anticipated when the work was originally bid.

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as the MD&A, included in the 2012 Annual Report to Shareholders, which is incorporated by reference into the 2012 Form 10-K.

SOUTHWEST GAS CORPORATION March 31, 2013	Form 10-Q

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

Summary Operating Results
	Period Ended March 31,
	Three Months		Twelve Months
	2013	2012	2013	2012
	(In thousands, except per share amounts)

Contribution to net income
Natural gas operations	$79,292	$79,366	$116,545	$102,771
Construction services	1,481	(447)	18,640	19,886

Net income	$80,773	$78,919	$135,185	$122,657

Average number of common shares outstanding	46,251	46,068	46,160	45,934

Basic earnings per share
Consolidated	$1.75	$1.71	$2.93	$2.67

Natural Gas Operations
Operating margin	$292,992	$287,966	$847,152	$807,796

1st Quarter 2013 Overview

Natural gas operations highlights include the following:

—	Operating margin increased approximately $5 million, or 2%, compared to the prior-year quarter
—	Operating expenses increased $4.3 million, or 3%, compared to the prior-year quarter
—	Other income decreased $1.4 million between quarters
—	Net financing costs decreased $1.3 million compared to the prior-year quarter
—	Decision reached in the Nevada general rate case rehearing
—	Redemption of $30 million of 2003 5.45% Series C IDRBs and $15 million of 2003 5.80% Series E IDRBs (both originally due in 2038)
—	Standard & Poor’s upgraded the Company’s credit rating from BBB+ to A- in March 2013

Construction services highlights include the following:

—	Revenues decreased $7 million, or 6%, compared to the prior-year quarter
—	Construction expenses decreased $12.8 million, or 11%, compared to the prior-year quarter
—	Contribution to net income increased $1.9 million between quarters

SOUTHWEST GAS CORPORATION March 31, 2013	Form 10-Q

Nevada General Rate Case Rehearing.  In the fourth quarter of 2012, a decision was reached at a public hearing (the “Decision”) in the general rate application Southwest filed with the Public Utilities Commission of Nevada (“PUCN”), with rates effective November 2012. Following the Decision, the Company filed a Petition for Reconsideration requesting reconsideration of the findings in the Decision relating to the capital structure and other cost of service issues. In March 2013, the PUCN reached a decision in the rehearing (the “Rehearing Decision”) relating to the capital structure issue. The Rehearing Decision retained an alternative capital structure, as opposed to utilizing Southwest’s actual capital structure, and authorized a 10.0% return on 42.7% common equity in southern Nevada and a 9.30% return on 59.1% common equity in northern Nevada. When compared to the original Decision, the Rehearing Decision is expected to result in an annual revenue increase of $1.0 million in southern Nevada and an annual revenue decrease of $0.5 million in northern Nevada.

Customer Growth.  Southwest added 20,000 net new customers over the last twelve months. First-time meter sets approximated 19,000 during the same period. Recently, Southwest has experienced customer growth in excess of first-time meter sets as meters on previously vacant homes return to service. Southwest estimates the remaining number of excess inactive meters is approximately 34,000 at March 31, 2013. Southwest projects customer growth associated with new meter sets of about 1% for 2013, along with a gradual return of customers associated with previously vacant homes.

Company-Owned Life Insurance (“COLI”).  Southwest has life insurance policies on members of management and other key employees to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The COLI policies have a combined net death benefit value of approximately $232 million at March 31, 2013. The net cash surrender value of these policies (which is the cash amount that would be received if Southwest voluntarily terminated the policies) is approximately $84 million at March 31, 2013 and is included in the caption “Other property and investments” on the balance sheet. The Company currently intends to hold the COLI policies for their duration and purchase additional policies as necessary. Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender value components of COLI policies as they progress toward the ultimate death benefits are also recorded without tax consequences. Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, generally the cash surrender value (but not the net death benefit) moves up and down consistent with movements in the broader stock and bond markets. As indicated in Note 1, cash surrender values of COLI policies increased $3.8 million in the first quarter of 2013. In the same period of 2012, cash surrender values of COLI policies increased $5.2 million. Investment returns in both periods were significantly higher than normal. Management currently expects average returns of $2 million to $4 million annually on the COLI policies, excluding any net death benefits recognized. Based on the current investment mix, both positive and negative deviations from expected levels are likely to continue.

Credit Rating Upgrade.   In March 2013, Standard & Poor’s Ratings Services (“S&P”) upgraded the Company’s unsecured long-term debt ratings from BBB+ (with a stable outlook) to A- (with a stable outlook). S&P cited the Company’s sustained improvements in cash flow and leverage measures and improved regulatory relationships in all three service territories. S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default). The S&P rating of A- indicates the issuer of the debt is regarded as having a strong capacity to meet financial commitments.

Liquidity.  Southwest believes its liquidity position is solid. Southwest has a $300 million credit facility maturing in March 2017. The facility is provided through a consortium of eight major banking institutions. Historically, credit facility usage has been low and concentrated in the first half of the winter heating period when gas purchases require temporary financing. The maximum amount outstanding on the credit facility (including a commercial paper program) during the first quarter of 2013 was $152 million. At March 31, 2013, $73 million was outstanding on the credit facility and $40 million was outstanding on the commercial paper program. Southwest’s solid liquidity position also provided an opportunity to redeem $30 million of 5.45% IDRBs and $15 million of 5.80% IDRBs at par in March 2013. Southwest has no subsequent long-term debt maturities until 2017.

SOUTHWEST GAS CORPORATION March 31, 2013	Form 10-Q

Results of Natural Gas Operations

Quarterly Analysis
	Three Months Ended
	March 31,
	2013	2012
	(Thousands of dollars)
Gas operating revenues	$493,600	$530,713
Net cost of gas sold	200,608	242,747

Operating margin	292,992	287,966
Operations and maintenance expense	97,087	95,850
Depreciation and amortization	48,319	46,292
Taxes other than income taxes	11,795	10,731

Operating income	135,791	135,093
Other income (deductions)	4,063	5,433
Net interest deductions	15,678	16,977

Income before income taxes	124,176	123,549
Income tax expense	44,884	44,183

Contribution to consolidated net income	$79,292	$79,366

Contribution to consolidated net income from natural gas operations was relatively unchanged in the first quarter of 2013 compared to the same period a year ago. An increase in operating margin and a decrease in interest deductions were largely offset by higher operating expenses and a decrease in other income.

Operating margin increased $5 million in the first quarter of 2013 compared to the first quarter of 2012. Rate relief in Nevada and California provided $2 million of the increase in operating margin. New customers contributed an incremental $2 million in operating margin during the first quarter of 2013, as approximately 20,000 net new customers were added during the last twelve months. Incremental margin from customers outside the decoupling mechanisms and other miscellaneous revenues contributed the remaining $1 million of the increase.

Operations and maintenance expense increased $1.2 million, or 1%, between quarters primarily due to higher general costs and employee-related costs including pension expense, partially offset by lower legal claims and expenses.

Depreciation and amortization expense increased $2 million, or 4%. Average gas plant in service for the current quarter increased $204 million, or 4%, compared to the corresponding quarter a year ago. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and to a lesser degree, new business. A $1.8 million reduction in depreciation, due to lower depreciation rates in Nevada, offset an increase in amortization associated with the recovery of Arizona regulatory assets and new conservation and energy efficiency programs in Nevada.

Taxes other than income taxes increased $1.1 million between quarters due to higher property and general taxes.

Other income, which principally includes returns on COLI policies (including recognized net death benefits) and non-utility expenses, decreased $1.4 million between quarters. The current quarter reflects COLI-related income of $3.8 million, while the prior-year quarter included COLI-related income of $5.2 million.

Net interest deductions decreased $1.3 million between quarters primarily due to cost savings from refinancing $200 million of debt in the first half of 2012 and to the early redemption of $45 million in fixed-rate IDRBs in March 2013.

SOUTHWEST GAS CORPORATION March 31, 2013	Form 10-Q

Twelve-Month Analysis
	Twelve Months Ended
	March 31,
	2013	2012
	(Thousands of dollars)
Gas operating revenues	$1,284,615	$1,380,226
Net cost of gas sold	437,463	572,430

Operating margin	847,152	807,796
Operations and maintenance expense	371,216	363,398
Depreciation and amortization	188,062	177,664
Taxes other than income taxes	42,792	41,811

Operating income	245,082	224,923
Other income (deductions)	2,795	265
Net interest deductions	65,658	67,926

Income before income taxes	182,219	157,262
Income tax expense	65,674	54,491

Contribution to consolidated net income	$116,545	$102,771

The contribution to consolidated net income from natural gas operations increased $13.8 million between the twelve-month periods of 2013 and 2012. The improvement was primarily due to increases in operating margin and other income and a decrease in interest deductions, partially offset by higher operating expenses.

Operating margin increased $39 million, or 5%, between periods primarily due to $26 million of combined rate relief in Arizona, Nevada, and California. Customer growth contributed $6 million toward the increase. The remaining operating margin increase primarily relates to reductions associated with warmer weather in the second quarter of 2011 and a regulatory adjustment recognized in the third quarter of 2011.

Operations and maintenance expense increased $7.8 million, or 2%, between periods primarily due to higher general costs and employee-related costs including pension expense.

Depreciation expense increased $10.4 million, or 6%. Average gas plant in service for the current period increased $238 million, or 5%, as compared to the prior-year period. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and to a lesser degree, new business. A $3 million reduction in depreciation, due to lower depreciation rates in Nevada, offset an increase in amortization associated with the recovery of Arizona regulatory assets and new conservation and energy efficiency programs in Nevada.

Other income increased $2.5 million between the twelve-month periods of 2013 and 2012. The current period reflects a $5.2 million increase in COLI policy cash surrender values, while the prior twelve-month period reflected COLI-related income (including recognized death benefits) of $3.7 million.

Net interest deductions decreased $2.3 million between the twelve-month periods of 2013 and 2012 primarily due to cost savings from debt refinancing and redemptions, partially offset by a temporary increase in debt outstanding for approximately two months associated with the issuance of $250 million 3.875% Senior Notes in March 2012 to repay $200 million 7.625% Senior Notes that matured in May 2012, and by additional interest on variable-rate debt, including interest on larger outstanding balances under the credit facility and commercial paper program during the current twelve-month period.

SOUTHWEST GAS CORPORATION March 31, 2013	Form 10-Q

Outlook for 2013 – 1st Quarter Update

Operating margin for 2013 is expected to be favorably influenced by customer growth similar to 2012, as well as by incremental margin associated with the Nevada rate case decision and the California attrition adjustment.

Operating expenses for 2013 compared to 2012 will continue to be impacted by inflation, general cost increases, and incremental depreciation expense related to plant additions. A reduction in depreciation rates in Nevada will mitigate the depreciation expense increase. Incremental costs, including a $6.4 million increase in pension cost ($5 million net) for 2013 and higher property and general taxes, are expected to result in an overall operating expense increase of approximately 3% to 4%.

Southwest anticipates approximately $5 million in interest savings on an annualized basis due to debt refinancings and redemptions. These savings relate to the March 2012 issuance of $250 million in 3.875% Senior Notes and the repayment of the $200 million of 7.625% debt that occurred in May 2012, as well as the August 2012 redemption of the $14.3 million 1999 5.95% Series C IDRBs. Also included are interest savings expected to be realized from the redemption of the $30 million 5.45% 2003 Series C and $15 million 5.80% 2003 Series E IDRBs in March 2013.

Results of Construction Services

Results of Construction Services
	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
(Thousands of dollars)

Construction revenues	$119,905	$126,932	$599,023	$536,167
Operating expenses:
Construction expenses	106,688	119,531	528,680	474,616
Depreciation and amortization	10,614	7,871	40,130	28,106

Operating income (loss)	2,603	(470)	30,213	33,445
Other income (deductions)	6	(5)	257	29
Net interest deductions	200	182	1,081	876

Income (loss) before income taxes	2,409	(657)	29,389	32,598
Income tax expense (benefit)	1,027	(126)	11,456	13,125

Net income (loss)	1,382	(531)	17,933	19,473
Net income (loss) attributable to noncontrolling interest	(99)	(84)	(707)	(413)

Contribution to consolidated net income attributable to NPL	$1,481	$(447)	$18,640	$19,886

Quarterly Analysis.  Contribution to consolidated net income from construction services for the three months ended March 31, 2013 increased $1.9 million compared to the same period of 2012.

Revenues decreased $7 million when compared to the same period of 2012 primarily due to the winding down of a portion of work related to a large fixed-price contract in a single geographical location, the majority of work for which was completed during 2012. During the first quarter of 2012, NPL recorded approximately $5 million in net losses on that contract. Unfavorable weather conditions and a delay in the start of certain projects also impacted the current period. Construction expenses decreased $12.8 million and were influenced by the same factors that influenced revenues, most notably costs related to the large contract under a fixed-price arrangement. Depreciation expense increased $2.7 million due to additional equipment purchases during 2012 to support the growth in the volume of work being performed. Gains on sale of equipment (reflected as an offset to construction expenses) were $833,000 and $1.4 million for the first quarters of 2013 and 2012, respectively.

SOUTHWEST GAS CORPORATION March 31, 2013	Form 10-Q

Twelve-Month Analysis.    The contribution to consolidated net income from construction services for the twelve-month period ended March 31, 2013 decreased $1.2 million compared to the same period of 2012.

Revenues increased $62.9 million due primarily to an increase in utility customer contracts for pipe replacement work. Construction expenses increased $54.1 million between the twelve-month periods due primarily to costs associated with the increase in replacement construction work including approximately $10 million in net losses associated with a large fixed-price pipeline replacement contract. This fixed-price contract was approximately breakeven during the prior twelve-month period.

Depreciation expense rose $12 million due to the additional equipment purchased in 2012. Gains on sale of equipment were $7.5 million and $3.8 million for the twelve-month periods of 2013 and 2012, respectively.

NPL’s revenues and operating profits are influenced by weather, customer requirements, mix of work, local economic conditions, bidding results, the equipment resale market, and the credit market. Typically, revenues are lowest during the first quarter of the year due to unfavorable winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. The current low interest rate environment, the impact of bonus depreciation legislation, and the regulatory environment (encouraging the natural gas industry to replace aging pipeline infrastructure) are having a positive influence on NPL’s revenues.

During the past several years, NPL has focused its efforts on obtaining pipe replacement work under both blanket contracts and incremental bid projects. For the twelve months ended March 31, 2013 and 2012, revenues from replacement work were 74% and 76%, respectively, of total revenues. Federal and state pipeline safety-related programs and bonus depreciation incentives have resulted in many utilities undertaking multi-year distribution pipe replacement projects. NPL continues to bid on pipe replacement projects throughout the country and has made structural and transitional changes to match the increased size and complexity of the business, including key management changes.

Outlook for 2013 – 1st Quarter Update

Revenues are subject to the timing and amount of work awarded to NPL by its utility customers. Based on the current status of bids, expectations are for full-year 2013 revenues to approximate 2012 levels. Construction expenses for 2013 are expected to be favorably impacted by the winding down of the large fixed-price pipe replacement contract that resulted in a loss, partially offset by reduced gains on sales of equipment, an increase in depreciation expense, and increased costs associated with the structural changes made to management and support functions, as well as general cost increases in labor and materials.

Rates and Regulatory Proceedings

Nevada Infrastructure Replacement Mechanism.  As part of its Nevada general rate case application in April 2012, Southwest requested to implement an infrastructure replacement mechanism to defer and recover certain costs associated with up to $40 million annually of proposed accelerated replacement of early vintage plastic and steel pipe. As part of its fourth quarter 2012 decision, the PUCN indicated a separate rulemaking docket would be needed to address the regulatory issues necessary to implement such a mechanism. In January 2013, the PUCN authorized the opening of a new docket to review the merits of such mechanisms. An initial round of comments and reply comments were submitted and a workshop on the matter was convened. The scope of the rulemaking was expanded in order to consider additional forms of recovery mechanisms. The parties participating in the workshop are currently considering alternative means to adopt these types of mechanisms, including the possibility of seeking legislative direction. As a result, in April 2013, the PUCN voted to hold the workshop in abeyance pending potential forthcoming legislative direction.

California Annual Attrition.    As part of the 2009 rate decision by the California Public Utilities Commission (“CPUC”) in Southwest’s last California general rate case, attrition increases were authorized for the years 2010-2013. The level of increase authorized for 2013 was $1.8 million in southern California, $500,000 in northern California, and $100,000 in South Lake Tahoe. However, the continued low interest rate environment triggered an automatic rate of return adjustment mechanism, which resulted in offsetting decreases of $700,000 in southern California, $500,000 in northern California, and $100,000 in South Lake Tahoe. The resulting net margin impact for the California rate jurisdictions is an overall increase of $1.1 million.

SOUTHWEST GAS CORPORATION March 31, 2013	Form 10-Q

California General Rate Case.  In December 2012, Southwest filed a general rate case application with the CPUC requesting annual revenue increases of $5.6 million for southern California, $3.2 million for northern California, and $2.8 million for the South Lake Tahoe rate jurisdiction. The application included a capital structure consisting of 43% debt and 57% common equity, with an overall rate of return of 7.32% in southern California and 8.61% in both northern California and South Lake Tahoe. Southwest is also seeking to continue a Post-Test Year Ratemaking Mechanism, which allows for annual attrition increases. The application includes the addition of an Infrastructure Reliability and Replacement Adjustment Mechanism to facilitate and complement projects involving the enhancement and replacement of gas infrastructure, providing timely cost recovery for qualifying non-revenue producing capital expenditures. Hearings on the general rate case application are anticipated in the third quarter of 2013 with new rates proposed to be effective January 2014.

PGA Filings

The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. At March 31, 2013, over-collections in Arizona and Nevada resulted in a liability of $43 million and under-collections in California resulted in an asset of $1.5 million on the Company’s balance sheet. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on profit margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual income statement components. These include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).

As of March 31, 2013, December 31, 2012, and March 31, 2012, Southwest had the following outstanding PGA balances receivable/(payable) (millions of dollars):

	March 31, 2013	December 31, 2012	March 31, 2012
Arizona	$(20.5)	$(46.6)	$(33.9)
Northern Nevada	(5.7)	(7.1)	(12.1)
Southern Nevada	(16.8)	(45.2)	(28.9)
California	1.5	6.0	(0.8)

	$(41.5)	$(92.9)	$(75.7)

Arizona PGA Filings.  In Arizona, Southwest adjusts rates monthly for changes in purchased gas costs, within pre-established limits measured on a twelve-month rolling average. A temporary surcredit of $0.08 per therm was put into place in December 2009 to help accelerate the refund of the over-collected balance to customers. During 2012, approximately $40 million was refunded to customers via the surcredit; however, continued low natural gas prices resulted in a continuing balance due customers. In order to accelerate the refunds to customers, Southwest filed to temporarily increase this rate to $0.10 per therm effective January 2013, which was approved by the ACC in December 2012. Approximately $21.8 million was refunded to customers through the surcredit in the first quarter of 2013.

Capital Resources and Liquidity

Cash on hand and cash flows from operations in the past twelve months provided the majority of cash used in investing activities (primarily for construction expenditures and property additions). Certain pipe replacement work was accelerated during 2011 and 2012 to take advantage of bonus depreciation tax incentives. During the past three years, the Company was able to achieve cost savings from debt refinancing and strategic debt redemptions. The Company’s capitalization strategy is to maintain an appropriate balance of equity and debt to maintain strong investment-grade credit ratings which should minimize interest costs.

Cash Flows

Operating Cash Flows.   Cash flows provided by consolidated operating activities decreased $32.8 million in the first quarter of 2013 as compared to the same period of 2012. The decline in operating cash flows was attributable to temporary net cash flow decreases in working capital components overall (primarily refunds of PGA balances), partially offset by greater net income and non-cash depreciation expense.

SOUTHWEST GAS CORPORATION March 31, 2013	Form 10-Q

Investing Cash Flows.   Cash used in consolidated investing activities decreased $25.7 million in the first quarter of 2013 as compared to the same period of 2012. The decrease was primarily due to reduced equipment purchases by NPL.

Financing Cash Flows.    The change in net cash provided by (used in) consolidated financing activities of $182 million in the first quarter of 2013 as compared to the same period of 2012 was primarily due to the issuance of debt in 2012, partially offset by 2012 debt repayments including the repayment of outstanding borrowings on the credit facility. In addition, the prior-year period included the settlement at maturity of the second FSIRS contract ($21.8 million). The current period included the repayment of the $30 million 2003 5.45% Series C IDRBs and the $15 million 2003 5.8% Series E IDRBs, partially offset by an increase in borrowings on the credit facility. The long-term debt issuance amounts and the remaining retirements of long-term debt primarily relate to borrowings and repayments under NPL’s line of credit. Dividends paid increased in the first quarter of 2013 as compared to the first quarter of 2012 as a result of an increase in the quarterly dividend rate and an increase in the number of shares outstanding.

The capital requirements and resources of the Company generally are determined independently for the natural gas operations and construction services segments. Each business activity is generally responsible for securing its own financing sources.

Gas Segment Construction Expenditures, Debt Maturities, and Financing

During the twelve-month period ended March 31, 2013, construction expenditures for the natural gas operations segment were $301 million. The majority of these expenditures represented costs associated with scheduled and accelerated replacement of existing transmission, distribution, and general plant (see also Bonus Depreciation below). Cash flows from operating activities of Southwest were $297 million and provided approximately 84% of construction expenditures and dividend requirements of the natural gas operations segment. Other necessary funding was provided by cash on hand, external financing activities, and existing credit facilities.

Southwest estimates natural gas segment construction expenditures during the three-year period ending December 31, 2015 will be approximately $1 billion. Of this amount, approximately $320 million to $360 million are expected to be incurred in 2013 depending on the approval and timing of requested infrastructure replacement mechanisms in Nevada (see Rates and Regulatory Proceedings). Southwest has taken advantage of bonus depreciation tax benefits to accelerate projects that improve system flexibility and reliability (including replacement of early vintage plastic and steel pipe). Significant replacement activities are expected to continue during the next several years. During the three-year period, cash flows from operating activities of Southwest (including the bonus depreciation benefits) are expected to provide approximately 85% of the funding for the gas operations total construction expenditures and dividend requirements. Any additional cash requirements are expected to be provided by existing credit facilities and/or other external financing sources. The timing, types, and amounts of any additional external financings will be dependent on a number of factors, including conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest’s service areas, and earnings. External financings could include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

In March 2013, the Company redeemed at par its $30 million 2003 5.45% Series C IDRBs and $15 million 2003 5.8% Series E IDRBs. These IDRBs included a put feature that required them to be remarketed on March 1, 2013. The Company had the option to remarket these IDRBs at various intervals until the due date of 2038. However, once the remarketing process in March 2013 was complete, the Company redeemed them at par. The Company facilitated the redemption primarily from borrowings under its $300 million credit facility.

During the quarter ended March 31, 2013, the Company issued shares of common stock through the Stock Incentive Plan, raising approximately $1.2 million.

SOUTHWEST GAS CORPORATION March 31, 2013	Form 10-Q

Bonus Depreciation.   In January 2013, the American Taxpayer Relief Act of 2012 (“Taxpayer Relief Act”) was enacted extending the 50% bonus tax depreciation deduction provided for by earlier legislation for qualified property acquired or constructed and placed in-service during 2013. Based on forecasted qualifying construction expenditures, Southwest estimates the bonus depreciation provisions of the Taxpayer Relief Act will defer the payment of approximately $35 million of federal income taxes for 2013.

Dividend Policy

In reviewing dividend policy, the Board of Directors (“Board”) considers the adequacy and sustainability of earnings and cash flows of the Company and its subsidiaries; the strength of the Company’s capital structure; the sustainability of the dividend through all business cycles; and whether the dividend is within a normal payout range for its respective businesses. As a result of its ongoing review of dividend policy, in February 2013, the Board increased the quarterly dividend from 29.5 cents to 33 cents per share, effective with the June 2013 payment. Over time, the Board intends to increase the dividend such that the payout ratio approaches a local distribution company peer group average, while maintaining the Company’s stable and strong credit ratings and the ability to effectively fund future rate base growth. The timing and amount of any future increases will be based upon the Board’s continued review of the Company’s dividend rate in the context of the performance of the Company’s two operating segments and their future growth prospects.

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

On an interim basis, Southwest generally defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At March 31, 2013, the combined balance in the PGA accounts totaled an over-collection of $41.5 million. See PGA Filings for more information.

The Company has a $300 million revolving credit facility that expires in March 2017. Southwest has designated $150 million of the $300 million facility for long-term borrowing needs and the remaining $150 million for working capital purposes. At March 31, 2013, $113 million was outstanding on the long-term portion of the credit facility (including $40 million under the commercial paper program), and no borrowings were outstanding on the short-term portion. The maximum amount outstanding during the first quarter of 2013 was $152 million ($150 million outstanding on the long-term portion of the credit facility (including the commercial paper program) and $2 million outstanding on the short-term portion). The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. This credit facility has been, and is expected to continue to be, adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing.

The Company has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by the Company’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the then current commercial paper rate. At March 31, 2013, $40 million was outstanding on the commercial paper program. The maximum amount outstanding on the commercial paper program alone during the quarter was $40 million.

NPL has a $75 million credit facility that is scheduled to expire in June 2015. At March 31, 2013, $23 million was outstanding on the NPL credit facility.

SOUTHWEST GAS CORPORATION March 31, 2013	Form 10-Q

The following table sets forth the ratios of earnings to fixed charges for the Company. Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	March 31,	December 31,
	2013	2012

Ratio of earnings to fixed charges	3.70	3.61

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and net amortized debt costs.

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, interest savings, the Company’s COLI strategy, annual COLI returns, replacement market and new construction market, bonus depreciation tax deductions, amount and timing for completion of estimated future construction expenditures, forecasted operating cash flows and results of operations, incremental operating margin in 2013, operating expense increases in 2013, funding sources of cash requirements, sufficiency of working capital and current credit facility, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity, future dividend increases, earnings trends, NPL’s projected financial performance and related market growth potential, pension and post-retirement benefits, certain benefits of tax acts, the effect of any rate changes or regulatory proceedings, including the Decision and Rehearing Decision from the PUCN and the California general rate case filing, results of the PUCN workshop regarding infrastructure replacement mechanisms or any legislative action thereon, statements regarding future gas prices, gas purchase contracts and derivative financial instruments, the impact of certain legal proceedings, and the timing and results of future rate hearings and approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, the ability to recover costs through the PGA mechanisms, the effects of regulation/deregulation, the timing and amount of rate relief, changes in rate design, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, changes in construction expenditures and financing, changes in operations and maintenance expenses, effects of pension expense forecasts, accounting changes, future liability claims, changes in pipeline capacity for the transportation of gas and related costs, results of NPL bid work, impacts of structural and management changes at NPL, NPL construction expenses, impacts of winding down the large fixed-price pipe replacement contract, acquisitions and management’s plans related thereto, competition, and our ability to raise capital in external financings. In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing and operating expenses will continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

SOUTHWEST GAS CORPORATION March 31, 2013	Form 10-Q

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Company’s 2012 Annual Report on Form 10-K filed with the SEC. No material changes have occurred related to the Company’s disclosures about market risk.

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

Based on the most recent evaluation, as of March 31, 2013, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2013 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SOUTHWEST GAS CORPORATION March 31, 2013	Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: May 8, 2013
/s/ GREGORY J. PETERSON
Gregory J. Peterson
Vice President/Controller and Chief Accounting Officer