Form 10-Q
period 2013-06-30
SOUTHWEST GAS CORP
filed 2013-08-07
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes      No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $1 Par Value, 46,336,769 shares as of July 29, 2013.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except par value)

(Unaudited)

	JUNE 30, 2013	DECEMBER 31, 2012
ASSETS
Utility plant:
Gas plant	$5,112,488	$5,019,500
Less: accumulated depreciation	(1,809,514)	(1,750,795)
Acquisition adjustments, net	821	911
Construction work in progress	83,172	74,178

Net utility plant	3,386,967	3,343,794

Other property and investments	252,467	242,096

Current assets:
Cash and cash equivalents	17,720	25,530
Accounts receivable, net of allowances	160,264	196,913
Accrued utility revenue	30,400	72,000
Income taxes receivable, net	1,863	2,945
Deferred income taxes	10,476	47,088
Deferred purchased gas costs	11	6,031
Prepaids and other current assets	85,110	107,910

Total current assets	305,844	458,417

Deferred charges and other assets	436,776	443,750

Total assets	$4,382,054	$4,488,057

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued and outstanding - 46,334,769 and 46,147,788 shares)	$47,965	$47,778
Additional paid-in capital	834,129	828,777
Accumulated other comprehensive income (loss), net	(48,407)	(50,745)
Retained earnings	544,300	484,369

Total Southwest Gas Corporation equity	1,377,987	1,310,179
Noncontrolling interest	(1,821)	(1,681)

Total equity	1,376,166	1,308,498
Long-term debt, less current maturities	1,256,338	1,268,373

Total capitalization	2,632,504	2,576,871

Current liabilities:
Current maturities of long-term debt	11,000	50,137
Accounts payable	105,199	155,667
Customer deposits	76,381	77,858
Accrued general taxes	34,243	37,644
Accrued interest	15,377	16,080
Deferred purchased gas costs	28,561	98,957
Other current liabilities	103,940	98,786

Total current liabilities	374,701	535,129

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	626,786	616,184
Taxes payable	418	551
Accumulated removal costs	268,000	256,000
Other deferred credits	479,645	503,322

Total deferred income taxes and other credits	1,374,849	1,376,057

Total capitalization and liabilities	$4,382,054	$4,488,057

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2013

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		TWELVE MONTHS ENDED JUNE 30,
	2013	2012	2013	2012	2013	2012
Operating revenues:
Gas operating revenues	$238,869	$255,917	$732,469	$786,630	$1,267,567	$1,362,729
Construction revenues	172,705	153,851	292,610	280,783	617,877	574,927

Total operating revenues	411,574	409,768	1,025,079	1,067,413	1,885,444	1,937,656

Operating expenses:
Net cost of gas sold	69,388	91,959	269,996	334,706	414,892	547,334
Operations and maintenance	94,935	91,884	192,022	187,734	374,267	366,574
Depreciation and amortization	58,570	55,537	117,503	109,700	231,225	211,892
Taxes other than income taxes	11,073	9,734	22,868	20,465	44,131	41,249
Construction expenses	148,700	145,274	255,388	264,805	532,106	517,427

Total operating expenses	382,666	394,388	857,777	917,410	1,596,621	1,684,476

Operating income	28,908	15,380	167,302	150,003	288,823	253,180

Other income and (expenses):
Net interest deductions	(15,290)	(18,252)	(31,168)	(35,411)	(63,777)	(69,699)
Other income (deductions)	1,452	(2,490)	5,521	2,938	6,994	(3,747)

Total other income and (expenses)	(13,838)	(20,742)	(25,647)	(32,473)	(56,783)	(73,446)

Income (loss) before income taxes	15,070	(5,362)	141,655	117,530	232,040	179,734
Income tax expense (benefit)	5,003	(1,474)	50,914	42,583	83,607	65,391

Net income (loss)	10,067	(3,888)	90,741	74,947	148,433	114,343
Net income (loss) attributable to noncontrolling interest	(41)	(212)	(140)	(296)	(536)	(583)

Net income (loss) attributable to Southwest Gas Corporation	$10,108	$(3,676)	$90,881	$75,243	$148,969	$114,926

Basic earnings (loss) per share	$0.22	$(0.08)	$1.96	$1.63	$3.22	$2.50

Diluted earnings (loss) per share	$0.22	$(0.08)	$1.95	$1.62	$3.19	$2.48

Dividends declared per share	$0.330	$0.295	$0.660	$0.590	$1.250	$1.120

Average number of common shares outstanding	46,331	46,114	46,291	46,091	46,214	45,996
Average shares outstanding (assuming dilution)	46,757	-	46,704	46,504	46,654	46,423

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2013

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		TWELVE MONTHS ENDED JUNE 30,
	2013	2012	2013	2012	2013	2012

Net income (loss)	$10,067	$(3,888)	$90,741	$74,947	$148,433	$114,343

Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	-	-	-	-	(46,409)	(84,005)
Amortization of transition obligation	-	134	-	268	270	536
Amortization of net actuarial loss	5,298	3,968	10,596	7,936	18,530	12,763
Prior service cost	54	-	109	-	(1,393)	-
Regulatory adjustment	(4,702)	(3,626)	(9,404)	(7,252)	24,366	62,880

Net defined benefit pension plans	650	476	1,301	952	(4,636)	(7,826)

Forward-starting interest rate swaps:
Unrealized/realized gain (loss)	-	-	-	1,834	-	(7,350)
Amounts reclassified into net income	519	519	1,037	700	2,074	1,062

Net forward-starting interest rate swaps	519	519	1,037	2,534	2,074	(6,288)

Total other comprehensive income (loss), net of tax	1,169	995	2,338	3,486	(2,562)	(14,114)

Comprehensive income (loss)	11,236	(2,893)	93,079	78,433	145,871	100,229
Comprehensive income (loss) attributable to noncontrolling interest	(41)	(212)	(140)	(296)	(536)	(583)

Comprehensive income (loss) attributable to Southwest Gas Corporation	$11,277	$(2,681)	$93,219	$78,729	$146,407	$100,812

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2013

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	SIX MONTHS ENDED JUNE 30		TWELVE MONTHS ENDED JUNE 30
	2013	2012	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$90,741	$74,947	$148,433	$114,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,503	109,700	231,225	211,892
Deferred income taxes	45,781	38,237	73,824	59,538
Changes in current assets and liabilities:
Accounts receivable, net of allowances	36,649	54,418	(5,436)	(32,963)
Accrued utility revenue	41,600	41,100	(1,200)	2,500
Deferred purchased gas costs	(64,376)	46,771	(88,324)	18,061
Accounts payable	(53,924)	(102,668)	22,746	(16,766)
Accrued taxes	(2,452)	(6,439)	4,100	(1,421)
Other current assets and liabilities	24,088	28,344	(23,204)	11,455
Gains on sale	(2,285)	(3,294)	(7,031)	(5,297)
Changes in undistributed stock compensation	3,855	3,153	5,839	5,618
AFUDC and property-related changes	(1,002)	(714)	(2,231)	(1,550)
Changes in other assets and deferred charges	(16,393)	(9,178)	(22,582)	16,116
Changes in other liabilities and deferred credits	(4,564)	(12,922)	3,931	(56,315)

Net cash provided by operating activities	215,221	261,455	340,090	325,211

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(151,877)	(176,382)	(371,207)	(418,270)
Restricted cash	-	12,785	-	37,782
Changes in customer advances	3,127	(13,798)	13,900	(19,754)
Miscellaneous inflows	4,905	5,102	13,766	10,171
Miscellaneous outflows	-	(1,035)	(969)	(1,035)

Net cash used in investing activities	(143,845)	(173,328)	(344,510)	(391,106)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	1,357	1,312	1,626	3,986
Dividends paid	(28,947)	(25,818)	(56,169)	(50,145)
Interest rate swap settlement	-	(21,754)	-	(21,754)
Issuance of long-term debt, net	41,673	400,804	130,387	510,518
Retirement of long-term debt	(101,269)	(323,043)	(205,269)	(430,109)
Change in credit facility and commercial paper	8,000	(109,000)	119,000	-

Net cash provided by (used in) financing activities	(79,186)	(77,499)	(10,425)	12,496

Change in cash and cash equivalents	(7,810)	10,628	(14,845)	(53,399)
Cash and cash equivalents at beginning of period	25,530	21,937	32,565	85,964

Cash and cash equivalents at end of period	$17,720	$32,565	$17,720	$32,565

Supplemental information:
Interest paid, net of amounts capitalized	$29,116	$56,452	$60,103	$89,275
Income taxes paid	3,531	1,766	4,608	2,722

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2013

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

Basis of Presentation. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2012 Annual Report to Shareholders, which is incorporated by reference into the 2012 Form 10-K, and the first quarter 2013 Form 10-Q.

Prepaids and other current assets. Prepaids and other current assets includes plant materials and operating supplies of $25 million at both June 30, 2013 and December 31, 2012.

Cash and Cash Equivalents. For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and financial instruments with a purchase-date maturity of three months or less. Cash and cash equivalents fall within Level 1 (quoted prices for identical financial instruments) of the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability. During the six months ended June 30, 2013, approximately $4.8 million of customer advances, upon contract expiration, were applied as contributions toward utility construction activity and represent a non-cash investing activity.

Intercompany Transactions. NPL recognizes revenues generated from contracts with Southwest (see Note 3 - Segment Information below). Accounts receivable for these services are presented in the table below (thousands of dollars):

	June 30, 2013	December 31, 2012

Accounts receivable for NPL services	$9,136	$8,179

The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with accounting treatment for rate-regulated entities.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2013

Other Property and Investments. Other property and investments includes (millions of dollars):

	June 30, 2013	December 31, 2012

NPL property and equipment	$305	$287
NPL accumulated provision for depreciation and amortization	(149)	(136)
Net cash surrender value of COLI policies	86	80
Other property	10	11

Total	$252	$242

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) on the consolidated statements of income (thousands of dollars):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30		June 30		June 30
	2013	2012	2013	2012	2013	2012

Change in COLI policies	$1,800	$(1,900)	$5,600	$3,300	$8,900	$(800)
Interest income	144	279	264	505	683	800
Pipe replacement costs	(36)	(1,033)	(121)	(1,042)	(1,759)	(3,956)
Miscellaneous income and (expense)	(456)	164	(222)	175	(830)	209

Total other income (deductions)	$1,452	$(2,490)	$5,521	$2,938	$6,994	$(3,747)

Included in the table above is the change in cash surrender values of company-owned life insurance (“COLI”) policies (including net death benefits recognized). These life insurance policies on members of management and other key employees are used by Southwest to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender value components of COLI policies, as they progress towards the ultimate death benefits, are also recorded without tax consequences. Pipe replacement costs include amounts associated with certain Arizona non-recoverable pipe replacement work. The replacement program work subject to non-recoverability was substantially completed in 2012.

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

	Qualified Retirement Plan
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2013	2012	2013	2012	2013	2012
(Thousands of dollars)
Service cost	$5,764	$5,080	$11,528	$10,159	$21,688	$19,022
Interest cost	9,402	9,566	18,803	19,133	37,936	37,771
Expected return on plan assets	(12,460)	(11,445)	(24,920)	(22,890)	(47,810)	(42,947)
Amortization of net actuarial loss	8,065	5,971	16,131	11,942	28,072	19,116

Net periodic benefit cost	$10,771	$9,172	$21,542	$18,344	$39,886	$32,962

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2013

	SERP
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2013	2012	2013	2012	2013	2012
(Thousands of dollars)
Service cost	$93	$68	$187	$137	$324	$245
Interest cost	384	407	767	814	1,582	1,697
Amortization of net actuarial loss	243	171	486	342	827	658

Net periodic benefit cost	$720	$646	$1,440	$1,293	$2,733	$2,600

	PBOP
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2013	2012	2013	2012	2013	2012
(Thousands of dollars)
Service cost	$305	$244	$610	$489	$1,098	$918
Interest cost	621	637	1,241	1,273	2,515	2,588
Expected return on plan assets	(706)	(601)	(1,412)	(1,202)	(2,614)	(2,391)
Amortization of prior service cost	88	-	177	-	177	-
Amortization of transition obligation	-	216	-	433	434	867
Amortization of net actuarial loss	237	258	473	516	988	811

Net periodic benefit cost	$545	$754	$1,089	$1,509	$2,598	$2,793

Note 3 – Segment Information

The following tables present revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas Operations	Construction Services	Total
Three months ended June 30, 2013
Revenues from external customers	$238,869	$150,434	$389,303
Intersegment revenues	-	22,271	22,271

Total	$238,869	$172,705	$411,574

Segment net income	$1,964	$8,144	$10,108

Three months ended June 30, 2012
Revenues from external customers	$255,917	$134,402	$390,319
Intersegment revenues	-	19,449	19,449

Total	$255,917	$153,851	$409,768

Segment net income (loss)	$(3,368)	$(308)	$(3,676)

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2013

	Natural Gas Operations	Construction Services	Total
Six months ended June 30, 2013
Revenues from external customers	$732,469	$255,300	$987,769
Intersegment revenues	-	37,310	37,310

Total	$732,469	$292,610	$1,025,079

Segment net income	$81,256	$9,625	$90,881

Six months ended June 30, 2012
Revenues from external customers	$786,630	$245,289	$1,031,919
Intersegment revenues	-	35,494	35,494

Total	$786,630	$280,783	$1,067,413

Segment net income (loss)	$75,998	$(755)	$75,243

	Natural Gas Operations	Construction Services	Total
Twelve months ended June 30, 2013
Revenues from external customers	$1,267,567	$532,687	$1,800,254
Intersegment revenues	-	85,190	85,190

Total	$1,267,567	$617,877	$1,885,444

Segment net income	$121,877	$27,092	$148,969

Twelve months ended June 30, 2012
Revenues from external customers	$1,362,729	$479,051	$1,841,780
Intersegment revenues	-	95,876	95,876

Total	$1,362,729	$574,927	$1,937,656

Segment net income	$99,204	$15,722	$114,926

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

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on a portion (currently ranging from 25% to 35%, depending on the jurisdiction) of its natural gas supply portfolios. The maturities of the Swaps highly correlate to forecasted purchases of natural gas, during time frames ranging from July 2013 through March 2015. Under such contracts, Southwest pays the counterparty at a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas. Only the net differential is actually paid or received. The differential is calculated based on the notional amounts under the contracts, which are detailed in the table below (thousands of dekatherms):

	June 30, 2013	December 31, 2012

Contract notional amounts	15,736	14,579

Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2013

The following table sets forth the gains and (losses) recognized on the Company’s Swaps (derivatives) for the three-, six-, and twelve-month periods ended June 30, 2013 and 2012 and their location in the Condensed Consolidated Statements of Income (thousands of dollars):

Gains (losses) recognized in income for derivatives not designated as hedging instruments:
(Thousands of dollars)
	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended				Six Months Ended				Twelve Months Ended
		June 30				June 30				June 30
Instrument		2013		2012		2013		2012		2013		2012

Swaps	Net cost of gas sold	$(7,669)		$2,374		$(2,593)		$(4,562)		$(2,885)		$(20,794)
Swaps	Net cost of gas sold	7,669	*	(2,374)	*	2,593	*	4,562	*	2,885	*	20,794	*

Total		$-		$-		$-		$-		$-		$-

* Represents the impact of regulatory deferral accounting treatment under U.S. GAAP for rate-regulated entities.

In January 2010, Southwest entered into two forward-starting interest rate swaps (“FSIRS”) to hedge the risk of interest rate variability during the period leading up to the planned issuance of fixed-rate debt to replace $200 million of debt that matured in February 2011 and $200 million that matured in May 2012. Both were designated cash flow hedges. The first FSIRS terminated in December 2010 concurrent with the related issuance of $125 million 4.45% 10-year Senior Notes. The second FSIRS had a notional amount of $100 million, and terminated in March 2012 concurrent with the related issuance of $250 million 3.875% 10-year Senior Notes. No gain or loss was recognized in income (ineffective portion) for either FSIRS during any period, including the periods presented in the following table. See Note 6 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income for additional information on both FSIRS contracts.

Gains (losses) recognized in other comprehensive income for derivatives designated as cash flow hedging instruments:
(Thousands of dollars)
	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30		June 30		June 30
	2013	2012	2013	2012	2013	2012
Amount of gain/(loss) realized/ unrealized on FSIRS recognized in other comprehensive income on derivative	$-	$-	$-	$2,959	$-	$(11,854)

The following table sets forth the fair values of the Company’s Swaps and their location in the balance sheets (thousands of dollars):

Fair values of derivatives not designated as hedging instruments:

June 30, 2013 Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total
Swaps	Other current liabilities	$42	$(4,340)	$(4,298)
Swaps	Other deferred credits	-	(719)	(719)

Total		$42	$(5,059)	$(5,017)

December 31, 2012 Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total
Swaps	Deferred charges and other assets	$132	$(126)	$6
Swaps	Other current liabilities	391	(2,467)	(2,076)
Swaps	Other deferred credits	233	(552)	(319)

Total		$756	$(3,145)	$(2,389)

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

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2013

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

The following table shows the amounts Southwest paid to and received from counterparties for settlements of matured Swaps.

(Thousands of dollars)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Twelve Months Ended June 30, 2013
Paid to counterparties	$3	$872	$4,546

Received from counterparties	$543	$908	$1,542

The following table details the regulatory assets/(liabilities) offsetting the derivatives at fair value in the balance sheets (thousands of dollars).

June 30, 2013 Instrument	Balance Sheet Location	Net Total
Swaps	Prepaids and other current assets	$4,298
Swaps	Deferred charges and other assets	719

December 31, 2012 Instrument	Balance Sheet Location	Net Total
Swaps	Other deferred credits	$(6)
Swaps	Prepaids and other current assets	2,076
Swaps	Deferred charges and other assets	319

Fair Value Measurements.    The estimated fair values of Southwest’s Swaps were determined at June 30, 2013 and December 31, 2012 using New York Mercantile Exchange (“NYMEX”) futures settlement prices for delivery of natural gas at Henry Hub adjusted by the price of NYMEX ClearPort basis Swaps, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs (inputs, other than quoted prices, for similar assets or liabilities) are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measure.

The following table sets forth the Company’s Level 2 financial assets and liabilities recorded at fair value:

Level 2 - Significant other observable inputs

(Thousands of dollars)	June 30, 2013	December 31, 2012

Assets at fair value:
Deferred charges and other assets - Swaps	$-	6

Liabilities at fair value:
Other current liabilities - Swaps	(4,298)	(2,076)
Other deferred credits - Swaps	(719)	(319)

Net Assets (Liabilities)	$(5,017)	$(2,389)

No financial assets or liabilities accounted for at fair value fell within Level 1 or Level 3 of the fair value hierarchy.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2013

Note 5 – Long-Term Debt

Carrying amounts of the Company’s long-term debt and their related estimated fair values as of June 30, 2013 and December 31, 2012 are disclosed in the following table. The fair values of the revolving credit facility including commercial paper, the NPL revolving credit facility, and the variable-rate Industrial Development Revenue Bonds (“IDRBs”) approximate their carrying values, and are categorized as Level 1 (quoted prices for identical financial instruments) within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability. The market values of debentures (except the 6.1% Notes) and fixed-rate IDRBs are categorized as Level 2. The 6.1% Notes and NPL other debt obligations are categorized as Level 3 (based on significant unobservable inputs to their fair values). Fair values for the debentures, fixed-rate IDRBs, and NPL other debt obligations were determined through a market-based valuation approach, where fair market values are determined based on evaluated pricing data, such as broker quotes and yields for similar securities adjusted for observable differences. Significant inputs used in the valuation generally include benchmark yield curves and issuer spreads. The external credit rating, coupon rate, and maturity of each security are considered in the valuation, as applicable.

	June 30, 2013		December 31, 2012
	Carrying Amount	Market Value	Carrying Amount	Market Value

(Thousands of dollars)
Debentures:
Notes, 4.45%, due 2020	$125,000	$134,581	$125,000	$141,771
Notes, 6.1%, due 2041	125,000	143,655	125,000	165,779
Notes, 3.875%, due 2022	250,000	261,148	250,000	277,950
8% Series, due 2026	75,000	102,116	75,000	111,501
Medium-term notes, 7.59% series, due 2017	25,000	29,442	25,000	30,710
Medium-term notes, 7.78% series, due 2022	25,000	31,998	25,000	34,637
Medium-term notes, 7.92% series, due 2027	25,000	33,398	25,000	36,953
Medium-term notes, 6.76% series, due 2027	7,500	8,976	7,500	10,058
Unamortized discount	(3,320)		(3,403)

	654,180		654,097

Revolving credit facility and commercial paper	119,000	119,000	111,000	111,000

Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Fixed-rate bonds:
5.55% 1999 Series D, due 2038	8,270	8,314	8,270	8,375
5.45% 2003 Series C, due 2038	-	-	30,000	30,152
5.25% 2003 Series D, due 2038	20,000	20,436	20,000	20,571
5.80% 2003 Series E, due 2038	-	-	15,000	15,102
5.25% 2004 Series A, due 2034	65,000	63,500	65,000	66,955
5.00% 2004 Series B, due 2033	31,200	30,300	31,200	31,655
4.85% 2005 Series A, due 2035	100,000	94,660	100,000	101,184
4.75% 2006 Series A, due 2036	24,855	23,588	24,855	25,189
Unamortized discount	(2,854)		(3,195)

	446,471		491,130

NPL credit facility	-	-	41,562	41,562
NPL other debt obligations	47,687	47,454	20,721	20,991

	1,267,338		1,318,510
Less: current maturities	(11,000)		(50,137)

Long-term debt, less current maturities	$1,256,338		$1,268,373

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2013

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

Note 6 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income

The table below provides details of activity in equity during the six months ended June 30, 2013.

	Southwest Gas Corporation Equity
				Accumulated
			Additional	Other		Non-
(In thousands, except per share amounts)	Common Stock		Paid-in	Comprehensive	Retained	controlling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total

DECEMBER 31, 2012	46,148	$47,778	$828,777	$(50,745)	$484,369	$(1,681)	$1,308,498
Common stock issuances	187	187	5,352				5,539
Net income (loss)					90,881	(140)	90,741
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				1,301			1,301
Amounts reclassified to net income, net of tax (FSIRS)				1,037			1,037
Dividends declared
Common: $0.66 per share					(30,950)		(30,950)

JUNE 30, 2013	46,335	$47,965	$834,129	$(48,407)	$544,300	$(1,821)	$1,376,166

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

Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)
(Thousands of dollars)
	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Amortization of transition obligation	$-	$-	$-	$216	$(82)	$134
Amortization of net actuarial (gain)/loss	8,545	(3,247)	5,298	6,400	(2,432)	3,968
Prior service cost	88	(34)	54	-	-	-
Regulatory adjustment	(7,584)	2,882	(4,702)	(5,848)	2,222	(3,626)

Pension plans other comprehensive income (loss)	1,049	(399)	650	768	(292)	476

FSIRS (designated hedging activities):
Unrealized/realized gain	-	-	-	-	-	-
Amounts reclassified into net income	837	(318)	519	837	(318)	519

FSIRS other comprehensive income	837	(318)	519	837	(318)	519

Total other comprehensive income (loss)	$1,886	$(717)	$1,169	$1,605	$(610)	$995

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2013

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Amortization of transition obligation	$-	$-	$-	$433	$(165)	$268
Amortization of net actuarial (gain)/loss	17,090	(6,494)	10,596	12,800	(4,864)	7,936
Prior service cost	177	(68)	109	-	-	-
Regulatory adjustment	(15,168)	5,764	(9,404)	(11,697)	4,445	(7,252)

Pension plans other comprehensive income (loss)	2,099	(798)	1,301	1,536	(584)	952

FSIRS (designated hedging activities):
Unrealized/realized gain	-	-	-	2,959	(1,125)	1,834
Amounts reclassified into net income	1,673	(636)	1,037	1,129	(429)	700

FSIRS other comprehensive income	1,673	(636)	1,037	4,088	(1,554)	2,534

Total other comprehensive income (loss)	$3,772	$(1,434)	$2,338	$5,624	$(2,138)	$3,486

	Twelve Months Ended			Twelve Months Ended
	June 30, 2013			June 30, 2012
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$(74,853)	$28,444	$(46,409)	$(135,492)	$51,487	$(84,005)
Amortization of transition obligation	434	(164)	270	867	(331)	536
Amortization of net actuarial (gain)/loss	29,887	(11,357)	18,530	20,585	(7,822)	12,763
Prior service cost	(2,246)	853	(1,393)	-	-	-
Regulatory adjustment	39,300	(14,934)	24,366	101,419	(38,539)	62,880

Pension plans other comprehensive income (loss)	(7,478)	2,842	(4,636)	(12,621)	4,795	(7,826)

FSIRS (designated hedging activities):
Unrealized/realized loss	-	-	-	(11,854)	4,504	(7,350)
Amounts reclassified into net income	3,345	(1,271)	2,074	1,713	(651)	1,062

FSIRS other comprehensive income (loss)	3,345	(1,271)	2,074	(10,141)	3,853	(6,288)

Total other comprehensive income (loss)	$(4,133)	$1,571	$(2,562)	$(22,762)	$8,648	$(14,114)

(1)	Tax amounts are calculated using a 38% rate.

Approximately $2.1 million of realized losses (net of tax) related to the FSIRS, reported in Accumulated other comprehensive income (“AOCI”) at June 30, 2013, will be reclassified into interest expense within the next 12 months, as the related interest payments on long-term debt occur.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2013

The following represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets:

AOCI - Rollforward
(Thousands of dollars)
	Defined Benefit Plans			FSIRS
	Before-Tax	Tax (Expense) Benefit	After- Tax	Before-Tax	Tax (Expense) Benefit	After- Tax	AOCI
Beginning Balance AOCI December 31, 2012	$(52,470)	$19,939	$(32,531)	$(29,378)	$11,164	$(18,214)	$(50,745)

Other comprehensive income before reclassifications	-	-	-	-	-	-	-
FSIRS amounts reclassified from AOCI (1)	-	-	-	1,673	(636)	1,037	1,037
Amortization of prior service costs (2)	177	(68)	109	-	-	-	109
Amortization of net actuarial loss (2)	17,090	(6,494)	10,596	-	-	-	10,596
Regulatory adjustment (3)	(15,168)	5,764	(9,404)	-	-	-	(9,404)

Net current period other comprehensive income (loss)	2,099	(798)	1,301	1,673	(636)	1,037	2,338

Ending Balance AOCI June 30, 2013	$(50,371)	$19,141	$(31,230)	$(27,705)	$10,528	$(17,177)	$(48,407)

(1)	The FSIRS reclassification amounts are included in the Net interest deductions line item on the Condensed Consolidated Statements of Income.
(2)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).
(3)	The regulatory adjustment represents the portion of the defined benefit plan reclassifications above that relates to the regulatory asset included in the Deferred charges and other assets line item on the Condensed Consolidated Balance Sheets.

The following table represents amounts (before income tax impacts) included in AOCI (in the table above), that have not yet been recognized in net periodic benefit cost:

Amounts Recognized in AOCI (Before Tax)
(Thousands of dollars)
	June 30, 2013	December 31, 2012
Net actuarial (loss) gain	$(406,572)	$(423,662)
Prior service cost	(2,246)	(2,423)
Less: amount recognized in regulatory assets	358,447	373,615

Recognized in AOCI	$(50,371)	$(52,470)

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2013

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

As of June 30, 2013, Southwest had 1,882,000 residential, commercial, industrial, and other natural gas customers, of which 1,011,000 customers were located in Arizona, 685,000 in Nevada, and 186,000 in California. Residential and commercial customers represented over 99% of the total customer base. During the twelve months ended June 30, 2013, 56% of operating margin was earned in Arizona, 34% in Nevada, and 10% in California. During this same period, Southwest earned 85% of its operating margin from residential and small commercial customers, 4% from other sales customers, and 11% from transportation customers. These general patterns are expected to remain materially consistent for the foreseeable future.

Southwest recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Operating margin is the measure of gas operating revenues less the net cost of gas sold. Management uses operating margin as a main benchmark in comparing operating results from period to period. The principal factors affecting changes in operating margin are general rate relief and customer growth. All of Southwest’s service territories have decoupled rate structures, which are designed to eliminate the direct link between volumetric sales and revenue, thereby mitigating the impacts of weather variability and conservation on margin, allowing the Company to aggressively pursue energy efficiency initiatives.

NPL Construction Co. (“NPL” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that primarily provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems. NPL operates in 20 major markets nationwide. Construction activity is cyclical and can be significantly impacted by changes in weather, general and local economic conditions (including the housing market), interest rates, employment levels, job growth, the equipment resale market, pipe replacement programs of utilities, and local and federal regulation (including tax rates and incentives). During the past few years, utilities have implemented pipeline integrity management programs to enhance safety pursuant to federal and state mandates. These programs, coupled with bonus depreciation tax deduction incentives, have resulted in a significant increase in multi-year pipeline replacement projects throughout the country. Generally, revenues are lowest during the first quarter of the year due to less favorable winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. In certain circumstances, such as with large, longer duration bid contracts, or unit-price contracts with caps, results may be impacted by differences between costs incurred and those anticipated when the work was originally bid.

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as the MD&A, included in the 2012 Annual Report to Shareholders, which is incorporated by reference into the 2012 Form 10-K, and the first quarter 2013 Form 10-Q.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2013

Executive Summary

The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s operations. As needed, certain items are covered in greater detail in later sections of management’s discussion and analysis. As reflected in the table below, the natural gas operations segment accounted for an average of 84% of twelve-month-to-date consolidated net income over the past two years. As such, management’s discussion and analysis is primarily focused on that segment. Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of results for a full year.

Summary Operating Results

	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2013	2012	2013	2012	2013	2012
	(In thousands, except per share amounts)

Contribution to net income (loss)
Natural gas operations	$1,964	$(3,368)	$81,256	$75,998	$121,877	$99,204
Construction services	8,144	(308)	9,625	(755)	27,092	15,722

Net income (loss)	$10,108	$(3,676)	$90,881	$75,243	$148,969	$114,926

Average number of common shares outstanding	46,331	46,114	46,291	46,091	46,214	45,996

Basic earnings (loss) per share
Consolidated	$0.22	$(0.08)	$1.96	$1.63	$3.22	$2.50

Natural Gas Operations
Operating margin	$169,481	$163,958	$462,473	$451,924	$852,675	$815,395

2nd Quarter 2013 Overview

Natural gas operations highlights include the following:

•	Operating margin increased $5.5 million, or 3%, compared to the prior-year quarter
•	Operating expenses increased $5.8 million, or 4%, compared to the prior-year quarter
•	Other income improved $4.2 million over the prior-year quarter
•	Net financing costs decreased $3.1 million compared to the prior-year quarter
•	Fitch Ratings upgraded the Company’s senior unsecured debt rating to A from A-

Construction services highlights include the following:

•	Revenues increased $18.9 million, or 12%, compared to the prior-year quarter
•	Construction expenses increased $3.4 million, or 2%, compared to the prior-year quarter
•	Contribution to net income increased $8.5 million between quarters

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2013

Customer Growth.    Southwest added 24,000 net new customers over the last twelve months. First-time meter sets approximated 20,000 during the same period. Recently, Southwest has experienced customer growth in excess of first-time meter sets as meters on previously vacant homes return to service. Southwest estimates that the remaining number of excess inactive meters is approximately 29,000 at June 30, 2013. Southwest projects customer growth associated with new meter sets of about 1% for 2013, and anticipates a gradual return of customers associated with previously vacant homes.

Company-Owned Life Insurance (“COLI”).  Southwest has life insurance policies on members of management and other key employees to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The COLI policies have a combined net death benefit value of approximately $232 million at June 30, 2013. The net cash surrender value of these policies (which is the cash amount that would be received if Southwest voluntarily terminated the policies) is approximately $85.9 million at June 30, 2013 and is included in the caption “Other property and investments” on the balance sheet. The Company currently intends to hold the COLI policies for their duration and purchase additional policies as necessary. Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender value components of COLI policies as they progress toward the ultimate death benefits are also recorded without tax consequences. Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, generally the cash surrender value (but not the net death benefit) moves up and down consistent with movements in the broader stock and bond markets. Cash surrender values of COLI policies increased $5.6 million (including $1 million of incremental death benefits) in the first half of 2013 and $8.9 million during the twelve months ended June 30, 2013. Management currently expects average returns of $2 million to $4 million annually on the COLI policies, excluding any net death benefits recognized. Based on the current investment mix, both positive and negative deviations from expected levels are likely to continue.

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

In May 2013, Fitch Ratings (“Fitch”) upgraded the Company’s senior unsecured ratings including IDRBs from A- (with a positive outlook) to A (with a stable outlook). Fitch cited the Company’s stronger credit metrics and improved business risk profile. Fitch debt ratings range from AAA (highest credit quality) to D (defaulted debt obligation). The Fitch rating of A indicates low default risk and a strong ability to pay financial commitments.

Liquidity.    Southwest believes its liquidity position is adequate. Southwest has a $300 million credit facility maturing in March 2017. The facility is provided through a consortium of eight major banking institutions. Historically, credit facility usage has been low and concentrated in the first half of the winter heating period when gas purchases require temporary financing. During the first half of 2013, credit facility usage was impacted by a $64 million reduction in deferred purchased gas cost liabilities and the extinguishment of $45 million in Clark County, Nevada IDRBs. The maximum amount outstanding on the credit facility (including a commercial paper program) during the second quarter of 2013 was $125 million. At June 30, 2013, $69 million was outstanding on the credit facility and $50 million was outstanding on the commercial paper program, collectively $119 million of long-term debt. Southwest has no significant debt maturities prior to 2017.

Construction Services.    NPL’s contribution to net income for the twelve months ended June 30, 2013 was $27.1 million, an $11.4 million increase over the results for the corresponding prior-year period. The prior-year period included recognition of a $13 million loss on a large fixed-price contract. Included in the current twelve-month period is approximately $3 million of revenue associated with change orders recorded in the fourth quarter of 2012 relating to that fixed-price contract for work previously performed (and associated costs, previously recognized) in the prior-year loss calculation. Also reflected in the current twelve-month period is $7 million in gains on sale of equipment (including $3.5 million from the fourth quarter of 2012) which are significantly in excess of normal expected levels.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2013

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended June 30,
	2013	2012
	(Thousands of dollars)
Gas operating revenues	$238,869	$255,917
Net cost of gas sold	69,388	91,959

Operating margin	169,481	163,958
Operations and maintenance expense	94,935	91,884
Depreciation and amortization	47,746	46,373
Taxes other than income taxes	11,073	9,734

Operating income	15,727	15,967
Other income (deductions)	1,448	(2,747)
Net interest deductions	14,886	18,026

Income (loss) before income taxes	2,289	(4,806)
Income tax expense (benefit)	325	(1,438)

Contribution to consolidated net income (loss)	$1,964	$(3,368)

Contribution to consolidated net income from natural gas operations improved by $5.3 million in the second quarter of 2013 compared to the same period a year ago. The improvement was primarily due to an increase in other income and a decrease in interest deductions. Operating income was relatively flat between quarters as incremental operating margin substantially offset higher operating expenses.

Operating margin increased nearly $6 million in the second quarter of 2013 compared to the second quarter of 2012. Rate relief in Nevada and California provided $2 million of the increase in operating margin. New customers contributed an incremental $2 million in operating margin during the second quarter of 2013, as approximately 24,000 net new customers were added during the last twelve months. Incremental margin from customers outside the decoupling mechanisms and other miscellaneous revenues contributed the remainder of the increase.

Operations and maintenance expense increased $3.1 million, or 3%, between quarters primarily due to higher general costs and employee-related costs including pension expense.

Depreciation and amortization expense increased $1.4 million, or 3%. Average gas plant in service for the current quarter increased $216 million, or 4%, compared to the corresponding quarter a year ago. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and to a lesser degree, new business. However, due to depreciation rate decreases in Nevada (resulting from the last Nevada general rate case), depreciation on plant was relatively flat overall between periods. A $1.4 million increase in amortization resulted from recovery of Arizona regulatory assets, new conservation and energy efficiency programs in Nevada, and other amortization.

Taxes other than income taxes increased $1.3 million between quarters primarily due to higher Arizona property taxes. In addition, in connection with the last Nevada general rate case, modified business and mill taxes became components of operating expenses. Historically, these taxes were pass-through items and did not impact operating results.

Other income, which principally includes returns on COLI policies (including recognized net death benefits) and non-utility expenses, increased $4.2 million between quarters. The current quarter reflects COLI-related income including net death benefits recognized of $1.8 million, while the cash surrender values of COLI policies declined $1.9 million in the prior-year quarter.

Net interest deductions decreased $3.1 million between quarters, primarily due to cost savings from refinancing $200 million of debt in the first half of 2012, the early redemption of $45 million in fixed-rate IDRBs in March 2013, and lower interest expense associated with deferred PGA balances payable. The prior-year quarter was impacted by a temporary increase in interest expense as both the old and new borrowings associated with the refinancing were outstanding for approximately two months.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2013

Six-Month Analysis

	Six Months Ended June 30,
	2013	2012
	(Thousands of dollars)
Gas operating revenues	$732,469	$786,630
Net cost of gas sold	269,996	334,706

Operating margin	462,473	451,924
Operations and maintenance expense	192,022	187,734
Depreciation and amortization	96,065	92,665
Taxes other than income taxes	22,868	20,465

Operating income	151,518	151,060
Other income (deductions)	5,511	2,686
Net interest deductions	30,564	35,003

Income before income taxes	126,465	118,743
Income tax expense	45,209	42,745

Contribution to consolidated net income	$81,256	$75,998

Contribution to consolidated net income from natural gas operations increased by $5.3 million in the first six months of 2013 compared to the same period a year ago. The improvement was primarily due to an increase in other income and a decrease in net interest deductions.

Operating margin increased nearly $11 million between periods. Rate relief in Nevada and California provided an approximate $4 million increase in operating margin. New customers contributed an incremental $4 million in operating margin during the first six months of 2013. Incremental margin from customers outside the decoupling mechanisms and other miscellaneous revenues contributed the remainder of the increase.

Operations and maintenance expense increased $4.3 million, or 2%, between periods primarily due to higher general costs and employee-related costs including pension expense, partially offset by lower legal claims and expenses.

Depreciation and amortization expense increased $3.4 million, or 4% primarily due to a $3.3 million increase in amortization associated with the recovery of Arizona regulatory assets, new conservation and energy efficiency programs in Nevada, and other amortization. Average gas plant in service for the current period increased $211 million, or 4%, compared to the corresponding period a year ago. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business. Increased depreciation associated with the incremental plant in service was largely offset by lower depreciation rates in Nevada as a result of the latest general rate case.

Taxes other than income taxes increased $2.4 million between periods due to higher Arizona property taxes and changes resulting from the last Nevada general rate case, whereby modified business and mill taxes became components of operating expenses.

Other income increased $2.8 million between the six-month periods of 2013 and 2012. The current period reflects $5.6 million of COLI-related income including net death benefits recognized, while the prior-year period included $3.3 million of COLI cash surrender value increases.

Net interest deductions decreased $4.4 million between periods, primarily due to cost savings from refinancing $200 million of debt in the first half of 2012, the early redemption of $45 million in fixed-rate IDRBs in March 2013, and lower interest expense associated with deferred PGA balances payable. The prior-year period included a temporary increase in debt outstanding for approximately two months associated with the refinancing.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2013

Twelve-Month Analysis

	Twelve Months Ended June 30,
	2013	2012
	(Thousands of dollars)
Gas operating revenues	$1,267,567	$1,362,729
Net cost of gas sold	414,892	547,334

Operating margin	852,675	815,395
Operations and maintenance expense	374,267	366,574
Depreciation and amortization	189,435	180,561
Taxes other than income taxes	44,131	41,249

Operating income	244,842	227,011
Other income (deductions)	6,990	(4,007)
Net interest deductions	62,518	68,799

Income before income taxes	189,314	154,205
Income tax expense	67,437	55,001

Contribution to consolidated net income	$121,877	$99,204

The contribution to consolidated net income from natural gas operations increased $22.7 million between the twelve-month periods of 2013 and 2012. The improvement was primarily due to increases in operating margin and other income and a decrease in interest deductions, partially offset by higher operating expenses.

Operating margin increased $37 million, or 5%, between periods primarily due to $23 million of combined rate relief in Arizona, Nevada, and California. Customer growth contributed $7 million toward the increase. The remaining operating margin improvement relates to an increase in other miscellaneous revenues in the current period and the impact of an unfavorable $4 million margin adjustment recognized in the third quarter of 2011.

Operations and maintenance expense increased $7.7 million, or 2%, between periods primarily due to higher general costs and employee-related costs including pension expense, partially offset by lower legal claims and expenses.

Depreciation and amortization expense increased $8.9 million, or 5%. Average gas plant in service for the current period increased $231 million, or 5%, as compared to the prior-year period. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and to a lesser degree, new business. Increases in depreciation from these plant additions were partially offset by lower depreciation rates in Nevada (effective November 2012). Amortization associated with the recovery of Arizona regulatory assets, new conservation and energy efficiency programs in Nevada, and other amortization collectively increased $5.3 million.

Taxes other than income taxes increased $2.9 million between periods due to higher property taxes and changes resulting from the last Nevada general rate case, whereby modified business and mill taxes became components of operating expenses.

Other income increased $11 million between the twelve-month periods of 2013 and 2012. The current period reflects an $8.9 million increase in COLI-related income including net death benefits recognized, while the prior twelve-month period reflected an $800,000 decline in COLI policy cash surrender values (net of recognized death benefits).

Net interest deductions decreased $6.3 million between the twelve-month periods of 2013 and 2012 primarily due to cost savings from debt refinancing, redemptions, and lower interest expense associated with deferred PGA balances payable. The prior-year period included a temporary increase in debt outstanding for approximately two months associated with the debt refinancing in the first half of 2012.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2013

Outlook for 2013 – 2nd Quarter Update

Operating margin for 2013 is expected to be favorably influenced by customer growth similar to 2012, as well as by incremental margin associated with the Nevada rate case decision and the California attrition adjustment.

Operating expenses for 2013 compared to 2012 will continue to be impacted by inflation, general cost increases, and incremental depreciation expense related to plant additions. A reduction in depreciation rates in Nevada will mitigate higher regulatory amortization. Incremental costs, including a $6.4 million increase in pension cost ($5 million net) for 2013 and higher property and general taxes, are expected to result in an overall operating expense increase of approximately 3% to 4%.

COLI-related income of $5.6 million and $8.9 million for the six and twelve months, respectively, ended June 30, 2013 are significantly in excess of expected average returns and are not likely sustainable at these levels for the mid to long term.

Southwest anticipates approximately $5 million in interest savings in 2013 compared to 2012 due to debt refinancings and redemptions. These savings relate to the March 2012 issuance of $250 million in 3.875% Senior Notes and the repayment of the $200 million of 7.625% debt that occurred in May 2012, as well as the August 2012 redemption of the $14.3 million 1999 5.95% Series C IDRBs. Also included are interest savings associated with the redemption of the $30 million 5.45% 2003 Series C and $15 million 5.80% 2003 Series E IDRBs in March 2013.

Results of Construction Services

Results of Construction Services

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2013	2012	2013	2012	2013	2012
(Thousands of dollars)
Construction revenues	$172,705	$153,851	$292,610	$280,783	$617,877	$574,927
Operating expenses:
Construction expenses	148,700	145,274	255,388	264,805	532,106	517,427
Depreciation and amortization	10,824	9,164	21,438	17,035	41,790	31,331

Operating income (loss)	13,181	(587)	15,784	(1,057)	43,981	26,169
Other income (deductions)	4	257	10	252	4	260
Net interest deductions	404	226	604	408	1,259	900

Income (loss) before income taxes	12,781	(556)	15,190	(1,213)	42,726	25,529
Income tax expense (benefit)	4,678	(36)	5,705	(162)	16,170	10,390

Net income (loss)	8,103	(520)	9,485	(1,051)	26,556	15,139
Net income (loss) attributable to noncontrolling interest	(41)	(212)	(140)	(296)	(536)	(583)

Contribution to consolidated net income (loss) attributable to NPL	$8,144	$(308)	$9,625	$(755)	$27,092	$15,722

Quarterly Analysis. Contribution to consolidated net income from construction services for the three months ended June 30, 2013 improved $8.5 million compared to the same period of 2012 primarily due to a $13 million pretax loss recognized on a large fixed-price contract in the second quarter of 2012.

Revenues increased $18.9 million when compared to the second quarter of 2012 primarily due to replacement construction, which continues to be strong, and to new construction contracts. Construction expenses increased $3.4 million between quarters. During the current quarter, construction expenses were greater due to the increase in replacement construction work and the new contracts. Additionally, a $2.3 million increase in general and administrative costs (included within construction expenses) resulted from structural and transitional changes (including key management changes) initiated in response to the increasing size and complexity of NPL’s business. However, the change between quarters was favorably impacted as the prior-year quarter included the recognition of a $13 million loss associated with a large fixed-price contract in a single geographic location (the majority of work for which was completed during 2012). Depreciation expense increased $1.7 million due to additional equipment purchases to support the growth in the volume of work being performed. Gains on sale of equipment (reflected as

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2013

an offset to construction expenses) were $1.5 million and $1.9 million during the second quarters of 2013 and 2012, respectively.

Six-Month Analysis.  Contribution to consolidated net income from construction services for the six months ended June 30, 2013 improved $10.4 million compared to the same period of 2012 primarily due to an $18 million pretax loss recognized on a large fixed-price contract in the first half of 2012.

Revenues increased $11.8 million when compared to the first half of 2012, primarily due to an increase in replacement construction, partially offset by the winding down of a portion of work related to the large fixed-price contract noted above, as well as by unfavorable weather conditions and a delay in the start of certain work during the first quarter of 2013, which reduced comparative revenues. Construction expenses decreased $9.4 million between six-month periods due to the recognition in the prior-year period of an $18 million loss associated with the above-noted large pipeline project. However, this improvement was partially offset by an increase in costs associated with replacement work in the current year, and to an increase of $4.2 million in general and administrative expenses, resulting from changes introduced to address NPL’s increased size and business complexity. Depreciation expenses increased $4.4 million due to additional equipment purchases to support the growth in the volume of work being performed. Gains on sale of equipment (reflected as an offset to construction expenses) were $2.3 million and $3.3 million for the first six months of 2013 and 2012, respectively.

Twelve-Month Analysis.    The contribution to consolidated net income from construction services for the twelve-month period ended June 30, 2013 increased $11.4 million compared to the same period of 2012.

Revenues increased $43 million due primarily to an increase in utility customer contracts for pipe replacement work. Included in current period revenues is approximately $3 million of revenue associated with fourth quarter 2012 change orders on the large fixed-price contract. Construction expenses increased $14.7 million between twelve-month periods. Increased costs were incurred that were associated with the additional pipe replacement work during the 2013 period. However, the variance between years was favorably impacted as the prior-year period included a $13 million loss associated with the large fixed-price pipeline project. This fixed-price contract is substantially complete and no further change orders are expected. General and administrative expense (included in construction expenses) increased $6.1 million due to changes that were implemented to match NPL’s increased size and business complexity. Depreciation expense rose $10.5 million due to additional equipment purchased to support a significant growth in the volume of work being performed. Gains on sale of equipment were $7 million and $5.3 million for the twelve-month periods of 2013 and 2012, respectively.

NPL’s revenues and operating profits are influenced by weather, customer requirements, mix of work, local economic conditions, bidding results, the equipment resale market, and the credit market. Typically, revenues are lowest during the first quarter of the year due to unfavorable winter weather conditions. Revenues generally improve as more favorable weather conditions occur during the summer and fall months. The current low interest rate environment, the impact of bonus depreciation legislation, and the regulatory environment (encouraging the natural gas industry to replace aging pipeline infrastructure) are having a positive influence on NPL’s results.

During the past several years, NPL has focused its efforts on obtaining pipe replacement work under both blanket contracts and incremental bid projects. For the twelve months ended June 30, 2013 and 2012, revenues from replacement work were 72% and 76%, respectively, of total revenues. Federal and state pipeline safety-related programs and bonus depreciation incentives have resulted in many utilities undertaking multi-year distribution pipe replacement projects. NPL continues to bid on pipe replacement projects throughout the country.

Outlook for 2013 – 2nd Quarter Update

Revenues are subject to the timing and amount of work awarded to NPL by its utility customers. Based on the current status of bids and contracts in place, expectations are for full-year 2013 revenues to approximate 2012 levels. Construction expenses for 2013 as a percentage of revenues are expected to continue at approximately the current level as the total expected loss on the large fixed-price contract was recorded in 2012. Gains on sale of equipment (reflected as an offset to construction expenses) for the second half of 2013 are expected to approximate those recognized in the first half of 2013. The depreciation trend line should continue as the majority of capital expenditures for equipment in 2013 have been completed and the equipment deployed at the project sites.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2013

Rates and Regulatory Proceedings

Nevada Infrastructure Replacement Mechanism.  As part of its Nevada general rate case application in April 2012, Southwest requested to implement an infrastructure replacement mechanism to defer and recover certain costs associated with up to $40 million annually of proposed accelerated replacement of early vintage plastic and steel pipe. As part of its fourth quarter 2012 decision, the Public Utilities Commission of Nevada (“PUCN”) indicated a separate rulemaking docket would be needed to address the regulatory issues necessary to implement such a mechanism. In January 2013, the PUCN authorized the opening of a new docket to review the merits of such mechanisms. An initial round of comments and reply comments were submitted and a workshop on the matter was convened. The scope of the rulemaking was expanded in order to consider additional forms of recovery mechanisms. In July, the Administrative Law Judge in the docket forwarded a draft regulation to the Nevada Legislative Counsel Bureau (“LCB”) for review. The draft regulation allows the establishment of regulatory assets that recover the depreciation expense and authorized pre-tax rate of return of infrastructure replacement investments in between rate cases. The LCB will review the draft regulation, potentially make suggested modifications, and return the regulation to the PUCN for further action. Depending on the LCB’s review, the PUCN may convene additional workshops, and will ultimately convene a hearing, followed by a PUCN vote. A PUCN vote on the matter is expected later this year.

Separately, in March 2013, Southwest submitted a petition to the PUCN requesting authority to defer certain costs associated with the proposed accelerated 2013 replacement of certain early vintage plastic pipe to coincide with bonus depreciation tax relief extended by The American Taxpayer Relief Act of 2012. In June 2013, a stipulation, which provides regulatory asset treatment for specific infrastructure replacement projects occurring during 2013 in the amount of $2 million in Northern Nevada and approximately $13.6 million in Southern Nevada, was reached by all parties. The PUCN approved the stipulation in June 2013. The regulatory asset, which includes depreciation and the Company’s allowed rate of return, is expected to be recovered in the next general rate case.

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

California General Rate Case.  In December 2012, Southwest filed a general rate case application with the CPUC requesting annual revenue increases of $5.6 million for southern California, $3.2 million for northern California, and $2.8 million for the South Lake Tahoe rate jurisdiction. The application included a capital structure consisting of 43% debt and 57% common equity, with an overall rate of return of 7.32% in southern California and 8.61% in both northern California and South Lake Tahoe. Southwest is also seeking to continue a Post-Test Year Ratemaking Mechanism, which allows for annual attrition increases. The application includes the addition of an Infrastructure Reliability and Replacement Adjustment Mechanism to facilitate and complement projects involving the enhancement and replacement of gas infrastructure, promoting timely cost recovery for qualifying non-revenue producing capital expenditures. Hearings on the general rate case application are anticipated in the third quarter of 2013 with new rates proposed to be effective January 2014.

Customer-Owned Yardline (“COYL”) Program.    The Company received approval, in connection with its most recent Arizona general rate case, to implement a program to conduct leak surveys, replace, and relocate service lines and meters for Arizona customers whose meters are set-off from the customer’s home, which is not a traditional configuration. Customers with this configuration were previously responsible for the cost of maintaining these lines and were subject to the immediate cessation of natural gas service when low-pressure leaks occurred. To facilitate this program, the Company was authorized to collect estimated leak survey costs in rates commencing in 2012. Effective June 2013, the Arizona Corporation Commission (“ACC”) authorized a surcharge of $0.00101 per therm (approximately $600,000 annually) to recover the amount the Company would have earned if the additional pipe replacement costs themselves (approximately $4 million through December 2012) had been included in rate base concurrent with the most recent Arizona rate case. This new surcharge will be in place until the next Arizona general rate case, at which time the expenditures will be incorporated in rate base.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2013

PGA Filings

The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. At June 30, 2013, over-collections in Arizona and Nevada resulted in a liability of $28.6 million on the Company’s balance sheet. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on profit margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual income statement components. These include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).

As of June 30, 2013, December 31, 2012, and June 30, 2012, Southwest had the following outstanding PGA balances receivable/(payable) (millions of dollars):

	June 30, 2013	December 31, 2012	June 30, 2012
Arizona	$(16.0)	$(46.6)	$(53.9)
Northern Nevada	(3.8)	(7.1)	(16.0)
Southern Nevada	(8.8)	(45.2)	(44.0)
California	-	6.0	(3.0)

	$(28.6)	$(92.9)	$(116.9)

Arizona PGA Filings.  In Arizona, Southwest adjusts rates monthly for changes in purchased gas costs, within pre-established limits measured on a twelve-month rolling average. A temporary surcredit of $0.08 per therm was put into place in December 2009 to help accelerate the refund of the over-collected balance to customers. During 2012, approximately $40 million was refunded to customers via the surcredit; however, continued low natural gas prices resulted in a continuing balance due customers. In order to accelerate the refunds to customers, Southwest filed to temporarily increase this rate to $0.10 per therm effective January 2013, which was approved by the ACC in December 2012. Approximately $35.1 million was refunded to customers through the surcredit in the first half of 2013.

Capital Resources and Liquidity

Cash on hand and cash flows from operations in the past twelve months provided the majority of cash used in investing activities (primarily for construction expenditures and property additions). Certain pipe replacement work was accelerated during 2011, 2012, and the current year to take advantage of bonus depreciation tax incentives. During the past three years, the Company was able to achieve cost savings from debt refinancing and strategic debt redemptions. The Company’s capitalization strategy is to maintain an appropriate balance of equity and debt to maintain strong investment-grade credit ratings which should minimize interest costs.

Cash Flows

Operating Cash Flows.    Cash flows provided by consolidated operating activities decreased $46.2 million in the first six months of 2013 as compared to the same period of 2012. The decline in operating cash flows was attributable to temporary net cash flow decreases in working capital components overall (notably, refunds of PGA balances and reductions in accounts payable), partially offset by greater net income and non-cash depreciation expense.

Investing Cash Flows.    Cash used in consolidated investing activities decreased $29.5 million in the first six months of 2013 as compared to the same period of 2012. The decrease was primarily due to reduced equipment purchases by NPL.

Financing Cash Flows.    Net cash used in consolidated financing activities increased $1.7 million in the first six months of 2013 as compared to the same period of 2012. The current period includes the repayment of the $30 million 2003 5.45% Series C IDRBs and the $15 million 2003 5.8% Series E IDRBs, partially offset by an increase in borrowings on the credit facility. The issuance amounts and remaining retirements of long-term debt primarily relate to borrowings and repayments under NPL’s line of credit as well as borrowing under note

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2013

agreements with two banking institutions entered into during the second quarter of 2013. The prior-year period included debt repayments of the $12.4 million 1999 6.1% Series A fixed-rate IDRBs (repaid in January 2012), the $200 million 7.625% Senior Notes (repaid in May 2012), and the repayment of outstanding borrowings on the credit facility. The repayments were partially offset by the issuance in the prior-year period of new debt including the $250 million 3.875% Senior Notes. The second FSIRS contract was settled by paying $21.8 million during the first quarter of 2012 (at maturity). Dividends paid increased in the first six months of 2013 as compared to the first six months of 2012 as a result of an increase in the quarterly dividend rate and an increase in the number of shares outstanding.

The capital requirements and resources of the Company generally are determined independently for the natural gas operations and construction services segments. Each business activity is generally responsible for securing its own financing sources.

Gas Segment Construction Expenditures, Debt Maturities, and Financing

During the twelve-month period ended June 30, 2013, construction expenditures for the natural gas operations segment were $315 million. The majority of these expenditures represented costs associated with scheduled and accelerated replacement of existing transmission, distribution, and general plant (see also Bonus Depreciation below). Cash flows from operating activities of Southwest were $273 million and provided approximately 74% of construction expenditures and dividend requirements of the natural gas operations segment. Other necessary funding was provided by cash on hand, external financing activities, and existing credit facilities.

Southwest estimates natural gas segment construction expenditures during the three-year period ending December 31, 2015 will be approximately $1 billion. Of this amount, approximately $320 million to $340 million are expected to be incurred in 2013. Southwest has taken advantage of bonus depreciation tax benefits to accelerate projects that improve system flexibility and reliability (including replacement of early vintage plastic and steel pipe). Significant replacement activities are expected to continue during the next several years. During the three-year period, cash flows from operating activities of Southwest (including the bonus depreciation benefits) are expected to provide approximately 85% of the funding for the gas operations total construction expenditures and dividend requirements. Any additional cash requirements are expected to be provided by existing credit facilities and/or other external financing sources. The timing, types, and amounts of any additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest’s service areas, and earnings. External financings could include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

In March 2013, the Company redeemed at par its $30 million 2003 5.45% Series C IDRBs and $15 million 2003 5.8% Series E IDRBs. The Company facilitated the redemption primarily from borrowings under its $300 million credit facility.

During the six months ended June 30, 2013, the Company issued shares of common stock through the Stock Incentive Plan, raising approximately $1.4 million.

Construction segment financings.    In May 2013, NPL entered into a $20 million 1.68% note agreement with Banc of America Leasing & Capital, LLC to finance equipment purchases. The note will be repaid in sixty equal monthly installments until maturity in May 2018. Also in May 2013, NPL entered into a $10 million 1.77% note agreement with Wells Fargo Equipment Finance Inc. to finance equipment purchases. The note will be repaid in sixty equal monthly installments until maturity in May 2018.

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

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2013

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

On an interim basis, Southwest generally defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. During the first half of 2013, refunds were made to customers and the net over-collected PGA balance declined $64.3 million resulting in a net over-collection of $28.6 million at June 30, 2013. See PGA Filings for more information.

The Company has a $300 million revolving credit facility that expires in March 2017. Southwest has designated $150 million of the $300 million facility for long-term borrowing needs and the remaining $150 million for working capital purposes. At June 30, 2013, $119 million was outstanding on the long-term portion of the credit facility (including $50 million under the commercial paper program), and no borrowings were outstanding on the short-term portion. The long-term balance at June 30, 2013 reflects the impacts of the PGA refunds and the extinguishment of $45 million in Clark County, Nevada IDRBs in the first half of 2013. The maximum amount outstanding during the first half of 2013 was $152 million ($150 million outstanding on the long-term portion of the credit facility (including the commercial paper program) and $2 million outstanding on the short-term portion). The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. This credit facility has been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing.

The Company has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by the Company’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the then current commercial paper rate. At June 30, 2013, the maximum capacity under this program ($50 million) was outstanding.

NPL has a $75 million credit facility that is scheduled to expire in June 2015. At June 30, 2013, no borrowings were outstanding on the NPL credit facility.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2013

The following table sets forth the ratios of earnings to fixed charges for the Company. Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	June 30,	December 31,
	2013	2012

Ratio of earnings to fixed charges	4.06	3.61

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and net amortized debt costs.

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “promote”, and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, interest savings, the Company’s COLI strategy, annual COLI returns, replacement market and new construction market, bonus depreciation tax deductions, amount and timing for completion of estimated future construction expenditures, forecasted operating cash flows and results of operations, incremental operating margin in 2013, operating expense increases in 2013, funding sources of cash requirements, sufficiency of working capital and current credit facility, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity, future dividend increases, earnings trends, NPL’s projected financial performance and related market growth potential, pension and post-retirement benefits, certain benefits of tax acts, the effect of any rate changes or regulatory proceedings, including the California general rate case filing, pending or future infrastructure replacement mechanisms, statements regarding future gas prices, gas purchase contracts and derivative financial instruments, the impact of certain legal proceedings, and the timing and results of future rate hearings and approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, the ability to recover costs through the PGA mechanisms, the effects of regulation/deregulation, the timing and amount of rate relief, changes in rate design, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, changes in construction expenditures and financing, changes in operations and maintenance expenses, effects of pension expense forecasts, accounting changes, future liability claims, changes in pipeline capacity for the transportation of gas and related costs, results of NPL bid work, impacts of structural and management changes at NPL, NPL construction expenses, differences between actual and originally expected outcomes of NPL bid or other fixed-price construction agreements, acquisitions and management’s plans related thereto, competition, and our ability to raise capital in external financings. In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing and operating expenses will continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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
June 30, 2013

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

Based on the most recent evaluation, as of June 30, 2013, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2013 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: August 7, 2013

/s/ GREGORY J. PETERSON
Gregory J. Peterson
Vice President/Controller and Chief Accounting Officer