Form 10-Q
period 2013-09-30
SOUTHWEST GAS CORP
filed 2013-11-07
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $1 Par Value, 46,350,863 shares as of October 28, 2013.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except par value)

(Unaudited)

	SEPTEMBER 30, 2013	DECEMBER 31, 2012
ASSETS
Utility plant:
Gas plant	$5,158,793	$5,019,500
Less: accumulated depreciation	(1,840,092)	(1,750,795)
Acquisition adjustments, net	776	911
Construction work in progress	108,913	74,178

Net utility plant	3,428,390	3,343,794

Other property and investments	257,338	242,096

Current assets:
Cash and cash equivalents	13,853	25,530
Accounts receivable, net of allowances	155,603	196,913
Accrued utility revenue	31,300	72,000
Income taxes receivable, net	4,700	2,945
Deferred income taxes	48,365	47,088
Deferred purchased gas costs	2,698	6,031
Prepaids and other current assets	91,676	107,910

Total current assets	348,195	458,417

Deferred charges and other assets	431,132	443,750

Total assets	$4,465,055	$4,488,057

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued and outstanding - 46,340,002 and 46,147,788 shares)	$47,970	$47,778
Additional paid-in capital	835,975	828,777
Accumulated other comprehensive income (loss), net	(47,238)	(50,745)
Retained earnings	525,971	484,369

Total Southwest Gas Corporation equity	1,362,678	1,310,179
Noncontrolling interest	(2,014)	(1,681)

Total equity	1,360,664	1,308,498
Long-term debt, less current maturities	1,280,392	1,268,373

Total capitalization	2,641,056	2,576,871

Current liabilities:
Current maturities of long-term debt	11,052	50,137
Short-term debt	33,000	—
Accounts payable	101,135	155,667
Customer deposits	73,729	77,858
Accrued general taxes	38,359	37,644
Accrued interest	17,067	16,080
Deferred purchased gas costs	16,915	98,957
Other current liabilities	115,136	98,786

Total current liabilities	406,393	535,129

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	663,315	616,184
Taxes payable	351	551
Accumulated removal costs	272,000	256,000
Other deferred credits	481,940	503,322

Total deferred income taxes and other credits	1,417,606	1,376,057

Total capitalization and liabilities	$4,465,055	$4,488,057

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2013

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		TWELVE MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012	2013	2012
Operating revenues:
Gas operating revenues	$195,031	$195,573	$927,500	$982,203	$1,267,025	$1,362,655
Construction revenues	192,315	176,226	484,925	457,009	633,966	594,208

Total operating revenues	387,346	371,799	1,412,425	1,439,212	1,900,991	1,956,863

Operating expenses:
Net cost of gas sold	47,746	53,277	317,742	387,983	409,361	533,446
Operations and maintenance	95,981	90,627	288,003	278,361	379,621	368,114
Depreciation and amortization	58,744	56,718	176,247	166,418	233,251	218,269
Taxes other than income taxes	11,153	10,600	34,021	31,065	44,684	41,264
Construction expenses	167,581	154,267	422,969	419,072	545,420	537,533

Total operating expenses	381,205	365,489	1,238,982	1,282,899	1,612,337	1,698,626

Operating income	6,141	6,310	173,443	156,313	288,654	258,237

Other income and (expenses):
Net interest deductions	(15,097)	(16,410)	(46,265)	(51,821)	(62,464)	(68,802)
Other income (deductions)	2,668	1,636	8,189	4,574	8,026	5,976

Total other income and (expenses)	(12,429)	(14,774)	(38,076)	(47,247)	(54,438)	(62,826)

Income (loss) before income taxes	(6,288)	(8,464)	135,367	109,066	234,216	195,411
Income tax expense (benefit)	(3,231)	(4,050)	47,683	38,533	84,426	69,735

Net income (loss)	(3,057)	(4,414)	87,684	70,533	149,790	125,676
Net income (loss) attributable to noncontrolling interest	(193)	(109)	(333)	(405)	(620)	(586)

Net income (loss) attributable to Southwest Gas Corporation	$(2,864)	$(4,305)	$88,017	$70,938	$150,410	$126,262

Basic earnings (loss) per share	$(0.06)	$(0.09)	$1.90	$1.54	$3.25	$2.74

Diluted earnings (loss) per share	$(0.06)	$(0.09)	$1.88	$1.52	$3.22	$2.72

Dividends declared per share	$0.330	$0.295	$0.990	$0.885	$1.285	$1.150

Average number of common shares outstanding	46,337	46,134	46,306	46,106	46,265	46,059
Average shares outstanding (assuming dilution)	—	—	46,732	46,534	46,704	46,493

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2013

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		TWELVE MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012	2013	2012

Net income (loss)	$(3,057)	$(4,414)	$87,684	$70,533	$149,790	$125,676

Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	—	—	(46,409)	(84,005)
Amortization of transition obligation	—	135	—	403	135	537
Amortization of net actuarial loss	5,297	3,966	15,893	11,902	19,861	14,316
Prior service cost	55	—	164	—	(1,338)	—
Regulatory adjustment	(4,701)	(3,625)	(14,105)	(10,877)	23,290	61,482

Net defined benefit pension plans	651	476	1,952	1,428	(4,461)	(7,670)

Forward-starting interest rate swaps:
Unrealized/realized gain (loss)	—	—	—	1,834	—	857
Amounts reclassified into net income	518	518	1,555	1,218	2,074	1,399

Net forward-starting interest rate swaps	518	518	1,555	3,052	2,074	2,256

Total other comprehensive income (loss), net of tax	1,169	994	3,507	4,480	(2,387)	(5,414)

Comprehensive income (loss)	(1,888)	(3,420)	91,191	75,013	147,403	120,262
Comprehensive income (loss) attributable to noncontrolling interest	(193)	(109)	(333)	(405)	(620)	(586)

Comprehensive income (loss) attributable to Southwest Gas Corporation	$(1,695)	$(3,311)	$91,524	$75,418	$148,023	$120,848

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2013

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30		TWELVE MONTHS ENDED SEPTEMBER 30
	2013	2012	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$87,684	$70,533	$149,790	$125,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,247	166,418	233,251	218,269
Deferred income taxes	43,704	33,343	76,641	62,320
Changes in current assets and liabilities:
Accounts receivable, net of allowances	41,310	57,498	(3,855)	(32,172)
Accrued utility revenue	40,700	40,100	(1,100)	1,100
Deferred purchased gas costs	(78,709)	52,850	(108,736)	29,301
Accounts payable	(54,817)	(93,608)	12,793	(11,845)
Accrued taxes	(1,240)	(938)	(189)	645
Other current assets and liabilities	27,793	20,785	(11,940)	2,609
Gains on sale	(2,990)	(4,506)	(6,524)	(5,853)
Changes in undistributed stock compensation	5,444	4,215	6,366	6,062
AFUDC and property-related changes	(1,658)	(1,289)	(2,312)	(1,824)
Changes in other assets and deferred charges	(22,454)	(12,733)	(25,088)	(9,242)
Changes in other liabilities and deferred credits	7,524	(2,352)	5,449	(47,021)

Net cash provided by operating activities	268,538	330,316	324,546	338,025

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(254,437)	(275,970)	(374,179)	(393,335)
Restricted cash	—	12,785	—	37,783
Changes in customer advances	5,203	(21,210)	23,388	(24,217)
Miscellaneous inflows	6,407	8,767	11,603	12,650
Miscellaneous outflows	—	(2,004)	—	(2,004)

Net cash used in investing activities	(242,827)	(277,632)	(339,188)	(369,123)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	1,446	1,459	1,568	4,133
Dividends paid	(44,238)	(39,428)	(57,850)	(51,597)
Interest rate swap settlement	—	(21,754)	—	(21,754)
Issuance of long-term debt, net	63,673	453,638	99,553	515,424
Retirement of long-term debt	(130,269)	(377,457)	(179,855)	(432,865)
Change in credit facility and commercial paper	39,000	(69,000)	110,000	20,000
Change in short-term debt	33,000	—	33,000	—

Net cash provided by (used in) financing activities	(37,388)	(52,542)	6,416	33,341

Change in cash and cash equivalents	(11,677)	142	(8,226)	2,243
Cash and cash equivalents at beginning of period	25,530	21,937	22,079	19,836

Cash and cash equivalents at end of period	$13,853	$22,079	$13,853	$22,079

Supplemental information:
Interest paid, net of amounts capitalized	$41,161	$70,522	$58,078	$89,555
Income taxes paid	4,929	1,971	5,801	2,050

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2013

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

Basis of Presentation. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2012 Annual Report to Shareholders, which is incorporated by reference into the 2012 Form 10-K, and the first and second quarter 2013 reports on Form 10-Q.

Prepaids and other current assets. Prepaids and other current assets includes gas pipe inventory and operating supplies of $24 million at September 30, 2013 and $25 million at December 31, 2012.

Cash and Cash Equivalents. For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and financial instruments with a purchase-date maturity of three months or less. Cash and cash equivalents fall within Level 1 (quoted prices for identical financial instruments) of the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability. During the nine months ended September 30, 2013, approximately $7.9 million of customer advances, upon contract expiration, were applied as contributions toward utility construction activity and represent a non-cash investing activity.

Intercompany Transactions. NPL recognizes revenues generated from contracts with Southwest (see Note 3 – Segment Information below). Accounts receivable for these services are presented in the table below (thousands of dollars):

	September 30, 2013	December 31, 2012

Accounts receivable for NPL services	$11,517	$8,179

The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with accounting treatment for rate-regulated entities.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2013

Other Property and Investments. Other property and investments includes (millions of dollars):

	September 30, 2013	December 31, 2012

NPL property and equipment	$315	$287
NPL accumulated provision for depreciation and amortization	(157)	(136)
Net cash surrender value of COLI policies	88	80
Other property	11	11

Total	$257	$242

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) on the consolidated statements of income (thousands of dollars):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30		September 30		September 30
	2013	2012	2013	2012	2013	2012

Change in COLI policies	$2,500	$2,200	$8,100	$5,500	$9,200	$8,100
Interest income	158	280	422	785	561	962
Pipe replacement costs	(42)	(973)	(163)	(2,015)	(828)	(3,663)
Miscellaneous income and (expense)	52	129	(170)	304	(907)	577

Total other income (deductions)	$2,668	$1,636	$8,189	$4,574	$8,026	$5,976

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

Final and Proposed Income Tax Regulations. In September 2013, the United States Department of the Treasury and the Internal Revenue Service (“IRS”) issued final and proposed regulations for the tax treatment of tangible property. The final regulations include standards for determining whether and when a taxpayer must capitalize costs incurred in acquiring, maintaining, or improving tangible property. The final regulations are generally effective for tax years beginning on or after January 1, 2014, and may be adopted in earlier years under certain circumstances. Proposed regulations were also released that revise the rules for dispositions of tangible property and general asset accounts. The proposed regulations addressing dispositions and general asset accounts are also expected (when finalized) to be effective for tax years starting on or after January 1, 2014, and may be adopted in earlier years under certain circumstances. The Company expects the IRS to issue natural gas industry guidance which will facilitate its analysis regarding the regulations’ impact on natural gas distribution networks. Based upon preliminary analysis of the final and proposed regulations, and in anticipation of specific guidance for the natural gas industry, the Company expects the regulations could result in a modest acceleration of tax deductibility, and the deferral of tax payments.

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

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2013

	Qualified Retirement Plan
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2013	2012	2013	2012	2013	2012
(Thousands of dollars)
Service cost	$5,764	$5,080	$17,292	$15,239	$22,372	$19,671
Interest cost	9,402	9,567	28,205	28,700	37,771	38,019
Expected return on plan assets	(12,460)	(11,445)	(37,380)	(34,335)	(48,825)	(44,364)
Amortization of net actuarial loss	8,065	5,970	24,196	17,912	30,167	21,499

Net periodic benefit cost	$10,771	$9,172	$32,313	$27,516	$41,485	$34,825

	SERP
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2013	2012	2013	2012	2013	2012
(Thousands of dollars)
Service cost	$93	$69	$280	$206	$348	$260
Interest cost	384	407	1,151	1,221	1,559	1,663
Amortization of net actuarial loss	243	171	729	513	899	671

Net periodic benefit cost	$720	$647	$2,160	$1,940	$2,806	$2,594

	PBOP
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2013	2012	2013	2012	2013	2012
(Thousands of dollars)
Service cost	$305	$244	$915	$733	$1,159	$947
Interest cost	620	637	1,861	1,910	2,498	2,567
Expected return on plan assets	(706)	(601)	(2,118)	(1,803)	(2,719)	(2,397)
Amortization of prior service cost	89	—	266	—	266	—
Amortization of transition obligation	—	217	—	650	217	867
Amortization of net actuarial loss	236	257	709	773	967	921

Net periodic benefit cost	$544	$754	$1,633	$2,263	$2,388	$2,905

Note 3 – Segment Information

The following tables present revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas Operations	Construction Services	Total
Three months ended September 30, 2013
Revenues from external customers	$195,031	$168,200	$363,231
Intersegment revenues	—	24,115	24,115

Total	$195,031	$192,315	$387,346

Segment net income (loss)	$(11,939)	$9,075	$(2,864)

Three months ended September 30, 2012
Revenues from external customers	$195,573	$148,855	$344,428
Intersegment revenues	—	27,371	27,371

Total	$195,573	$176,226	$371,799

Segment net income (loss)	$(11,389)	$7,084	$(4,305)

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2013

	Natural Gas Operations	Construction Services	Total
Nine months ended September 30, 2013
Revenues from external customers	$927,500	$423,500	$1,351,000
Intersegment revenues	—	61,425	61,425

Total	$927,500	$484,925	$1,412,425

Segment net income	$69,317	$18,700	$88,017

Nine months ended September 30, 2012
Revenues from external customers	$982,203	$394,144	$1,376,347
Intersegment revenues	—	62,865	62,865

Total	$982,203	$457,009	$1,439,212

Segment net income	$64,609	$6,329	$70,938

	Natural Gas Operations	Construction Services	Total
Twelve months ended September 30, 2013
Revenues from external customers	$1,267,025	$552,032	$1,819,057
Intersegment revenues	—	81,934	81,934

Total	$1,267,025	$633,966	$1,900,991

Segment net income	$121,327	$29,083	$150,410

Twelve months ended September 30, 2012
Revenues from external customers	$1,362,655	$505,210	$1,867,865
Intersegment revenues	—	88,998	88,998

Total	$1,362,655	$594,208	$1,956,863

Segment net income	$113,381	$12,881	$126,262

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

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on a portion (currently ranging from 25% to 35%, depending on the jurisdiction) of its natural gas supply portfolios. The maturities of the Swaps highly correlate to forecasted purchases of natural gas, during time frames ranging from October 2013 through March 2015. Under such contracts, Southwest pays the counterparty at a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas. Only the net differential is actually paid or received. The differential is calculated based on the notional amounts under the contracts, which are detailed in the table below (thousands of dekatherms):

	September 30, 2013	December 31, 2012

Contract notional amounts	15,662	14,579

Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2013

The following table sets forth the gains and (losses) recognized on the Company’s Swaps (derivatives) for the three-, nine-, and twelve-month periods ended September 30, 2013 and 2012 and their location in the Condensed Consolidated Statements of Income (thousands of dollars):

Gains (losses) recognized in income for derivatives not designated as hedging instruments:

(Thousands of dollars)

		Three Months Ended				Nine Months Ended				Twelve Months Ended
	Location of Gain or (Loss) Recognized in Income on Derivative	September 30				September 30				September 30
Instrument		2013		2012		2013		2012		2013		2012

Swaps	Net cost of gas sold	$(353)		$3,617		$(2,946)		$(945)		$(6,855)		$(9,607)
Swaps	Net cost of gas sold	353	*	(3,617	)*	2,946	*	945	*	6,855	*	9,607	*

Total		$—		$—		$—		$—		$—		$—

*	Represents the impact of regulatory deferral accounting treatment under U.S. GAAP for rate-regulated entities.

In January 2010, Southwest entered into two forward-starting interest rate swaps (“FSIRS”) to hedge the risk of interest rate variability during the period leading up to the planned issuance of fixed-rate debt to replace $200 million of debt that matured in February 2011 and $200 million that matured in May 2012. Both were designated cash flow hedges. The first FSIRS terminated in December 2010 concurrent with the related issuance of $125 million 4.45% 10-year Senior Notes. The second FSIRS had a notional amount of $100 million, and terminated in March 2012 concurrent with the related issuance of $250 million 3.875% 10-year Senior Notes. No gain or loss was recognized in income (ineffective portion) for either FSIRS during any period, including the periods presented in the following table. See Note 7 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income for additional information on both FSIRS contracts.

Gains (losses) recognized in other comprehensive income for derivatives designated as cash flow hedging instruments:

(Thousands of dollars)

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30		September 30		September 30
	2013	2012	2013	2012	2013	2012
Amount of gain/(loss) realized/ unrealized on FSIRS recognized in other comprehensive income on derivative	$—	$—	$—	$2,959	$—	$1,383

The following table sets forth the fair values of the Company’s Swaps and their location in the balance sheets (thousands of dollars):

Fair values of derivatives not designated as hedging instruments:

September 30, 2013		Asset	Liability
Instrument	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Other current liabilities	$25	$(4,282)	$(4,257)
Swaps	Other deferred credits	8	(787)	(779)

Total		$33	$(5,069)	$(5,036)

December 31, 2012		Asset	Liability
Instrument	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Deferred charges and other assets	$132	$(126)	$6
Swaps	Other current liabilities	391	(2,467)	(2,076)
Swaps	Other deferred credits	233	(552)	(319)

Total		$756	$(3,145)	$(2,389)

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
September 30, 2013

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

The following table shows the amounts Southwest paid to and received from counterparties for settlements of matured Swaps.

(Thousands of dollars)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Twelve Months Ended September 30, 2013
Paid to counterparties	$342	$1,214	$2,260

Received from counterparties	$7	$915	$1,549

The following table details the regulatory assets/(liabilities) offsetting the derivatives at fair value in the balance sheets (thousands of dollars).

September 30, 2013
Instrument	Balance Sheet Location	Net Total
Swaps	Prepaids and other current assets	$4,257
Swaps	Deferred charges and other assets	779

December 31, 2012
Instrument	Balance Sheet Location	Net Total
Swaps	Other deferred credits	$(6)
Swaps	Prepaids and other current assets	2,076
Swaps	Deferred charges and other assets	319

Fair Value Measurements. The estimated fair values of Southwest’s Swaps were determined at September 30, 2013 and December 31, 2012 using New York Mercantile Exchange (“NYMEX”) futures settlement prices for delivery of natural gas at Henry Hub adjusted by the price of NYMEX ClearPort basis Swaps, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs (inputs, other than quoted prices, for similar assets or liabilities) are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measure.

The following table sets forth the Company’s Level 2 financial assets and liabilities recorded at fair value:

Level 2 – Significant other observable inputs

(Thousands of dollars)	September 30, 2013	December 31, 2012

Assets at fair value:
Deferred charges and other assets - Swaps	$—	$6

Liabilities at fair value:
Other current liabilities - Swaps	(4,257)	(2,076)
Other deferred credits - Swaps	(779)	(319)

Net Assets (Liabilities)	$(5,036)	$(2,389)

No financial assets or liabilities accounted for at fair value fell within Level 1 or Level 3 of the fair value hierarchy.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2013

Note 5 – Long-Term Debt

Carrying amounts of the Company’s long-term debt and their related estimated fair values as of September 30, 2013 and December 31, 2012 are disclosed in the following table. The fair values of the revolving credit facility (including commercial paper), the NPL revolving credit facility, and the variable-rate Industrial Development Revenue Bonds (“IDRBs”) approximate their carrying values, and are categorized as Level 1 (quoted prices for identical financial instruments) within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability. The market values of debentures (except the 6.1% Notes) and fixed-rate IDRBs are categorized as Level 2. The 6.1% Notes and NPL other debt obligations are categorized as Level 3 (based on significant unobservable inputs to their fair values). Fair values for the debentures, fixed-rate IDRBs, and NPL other debt obligations were determined through a market-based valuation approach, where fair market values are determined based on evaluated pricing data, such as broker quotes and yields for similar securities adjusted for observable differences. Significant inputs used in the valuation generally include benchmark yield curves and issuer spreads. The external credit rating, coupon rate, and maturity of each security are considered in the valuation, as applicable.

	September 30, 2013		December 31, 2012
	Carrying Amount	Market Value	Carrying Amount	Market Value
(Thousands of dollars)
Debentures:
Notes, 4.45%, due 2020	$125,000	$133,784	$125,000	$141,771
Notes, 6.1%, due 2041	125,000	142,243	125,000	165,779
Notes, 3.875%, due 2022	250,000	256,543	250,000	277,950
8% Series, due 2026	75,000	98,735	75,000	111,501
Medium-term notes, 7.59% series, due 2017	25,000	29,106	25,000	30,710
Medium-term notes, 7.78% series, due 2022	25,000	31,356	25,000	34,637
Medium-term notes, 7.92% series, due 2027	25,000	32,302	25,000	36,953
Medium-term notes, 6.76% series, due 2027	7,500	8,680	7,500	10,058
Unamortized discount	(3,259)		(3,403)

	654,241		654,097

Revolving credit facility and commercial paper	150,000	150,000	111,000	111,000

Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Fixed-rate bonds:
5.55% 1999 Series D, due 2038	—	—	8,270	8,375
5.45% 2003 Series C, due 2038	—	—	30,000	30,152
5.25% 2003 Series D, due 2038	20,000	20,095	20,000	20,571
5.80% 2003 Series E, due 2038	—	—	15,000	15,102
5.25% 2004 Series A, due 2034	65,000	61,914	65,000	66,955
5.00% 2004 Series B, due 2033	31,200	29,886	31,200	31,655
4.85% 2005 Series A, due 2035	100,000	94,475	100,000	101,184
4.75% 2006 Series A, due 2036	24,855	23,280	24,855	25,189
Unamortized discount	(2,808)		(3,195)

	438,247		491,130

NPL credit facility	4,000	4,000	41,562	41,562
NPL other debt obligations	44,956	44,977	20,721	20,991

	1,291,444		1,318,510
Less: current maturities	(11,052)		(50,137)

Long-term debt, less current maturities	$1,280,392		$1,268,373

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2013

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

In September 2013, the Company redeemed at par the $8.27 million 5.55% 1999 Series D IDRBs originally due in 2038. The Company facilitated the redemption primarily from borrowings under its $300 million credit facility.

In October 2013, the Company issued $250 million in 4.875% Senior Notes at a 0.078% discount. The notes will mature in October 2043. A portion of the net proceeds were used to temporarily pay down amounts outstanding under the credit facility. The remaining net proceeds are intended to be used for general corporate purposes.

Note 6 – Short-Term Debt

In March 2012, Southwest replaced the existing $300 million credit facility that was to expire in May 2012 with a $300 million facility that is scheduled to expire in March 2017. Of the $300 million available under the facility, $150 million was designated by management for working capital purposes. Southwest had $33 million in short-term borrowings outstanding on the credit facility at September 30, 2013 and no outstanding short-term borrowings at December 31, 2012. The weighted-average interest rate on these borrowings was 1.62% at September 30, 2013.

Note 7 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income

The table below provides details of activity in equity during the nine months ended September 30, 2013.

	Southwest Gas Corporation Equity
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interest	Total

	Common Stock
(In thousands, except per share amounts)	Shares	Amount
DECEMBER 31, 2012	46,148	$47,778	$828,777	$(50,745)	$484,369	$(1,681)	$1,308,498
Common stock issuances	192	192	7,198				7,390
Net income (loss)					88,017	(333)	87,684
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				1,952			1,952
Amounts reclassified to net income, net of tax (FSIRS)				1,555			1,555
Dividends declared
Common: $0.99 per share					(46,415)		(46,415)

SEPTEMBER 30, 2013	46,340	$47,970	$835,975	$(47,238)	$525,971	$(2,014)	$1,360,664

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

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2013

Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

(Thousands of dollars)

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Amortization of transition obligation	$—	$—	$—	$217	$(82)	$135
Amortization of net actuarial (gain)/loss	8,544	(3,247)	5,297	6,398	(2,432)	3,966
Prior service cost	89	(34)	55	—	—	—
Regulatory adjustment	(7,583)	2,882	(4,701)	(5,847)	2,222	(3,625)

Pension plans other comprehensive income (loss)	1,050	(399)	651	768	(292)	476

FSIRS (designated hedging activities):
Unrealized/realized gain	—	—	—	—	—	—
Amounts reclassifed into net income	836	(318)	518	836	(318)	518

FSIRS other comprehensive income	836	(318)	518	836	(318)	518

Total other comprehensive income (loss)	$1,886	$(717)	$1,169	$1,604	$(610)	$994

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Amortization of transition obligation	$—	$—	$—	$650	$(247)	$403
Amortization of net actuarial (gain)/loss	25,634	(9,741)	15,893	19,198	(7,296)	11,902
Prior service cost	266	(102)	164	—	—	—
Regulatory adjustment	(22,751)	8,646	(14,105)	(17,544)	6,667	(10,877)

Pension plans other comprehensive income (loss)	3,149	(1,197)	1,952	2,304	(876)	1,428

FSIRS (designated hedging activities):
Unrealized/realized gain	—	—	—	2,959	(1,125)	1,834
Amounts reclassifed into net income	2,509	(954)	1,555	1,965	(747)	1,218

FSIRS other comprehensive income	2,509	(954)	1,555	4,924	(1,872)	3,052

Total other comprehensive income (loss)	$5,658	$(2,151)	$3,507	$7,228	$(2,748)	$4,480

	Twelve Months Ended			Twelve Months Ended
	September 30, 2013			September 30, 2012
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$(74,853)	$28,444	$(46,409)	$(135,492)	$51,487	$(84,005)
Amortization of transition obligation	217	(82)	135	867	(330)	537
Amortization of net actuarial (gain)/loss	32,033	(12,172)	19,861	23,091	(8,775)	14,316
Prior service cost	(2,157)	819	(1,338)	—	—	—
Regulatory adjustment	37,564	(14,274)	23,290	99,164	(37,682)	61,482

Pension plans other comprehensive income (loss)	(7,196)	2,735	(4,461)	(12,370)	4,700	(7,670)

FSIRS (designated hedging activities):
Unrealized/realized gain	—	—	—	1,383	(526)	857
Amounts reclassifed into net income	3,345	(1,271)	2,074	2,257	(858)	1,399

FSIRS other comprehensive income (loss)	3,345	(1,271)	2,074	3,640	(1,384)	2,256

Total other comprehensive income (loss)	$(3,851)	$1,464	$(2,387)	$(8,730)	$3,316	$(5,414)

(1)	Tax amounts are calculated using a 38% rate.

Approximately $2.1 million of realized losses (net of tax) related to the FSIRS, reported in Accumulated other comprehensive income (“AOCI”) at September 30, 2013, will be reclassified into interest expense within the next 12 months, as the related interest payments on long-term debt occur.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2013

The following represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets:

AOCI – Rollforward

(Thousands of dollars)

	Defined Benefit Plans			FSIRS
	Before-Tax	Tax (Expense) Benefit	After-Tax	Before-Tax	Tax (Expense) Benefit	After-Tax	AOCI
Beginning Balance AOCI December 31, 2012	$(52,470)	$19,939	$(32,531)	$(29,378)	$11,164	$(18,214)	$(50,745)

Other comprehensive income before reclassifications	—	—	—	—	—	—	—
FSIRS amounts reclassified from AOCI (1)	—	—	—	2,509	(954)	1,555	1,555
Amortization of prior service costs (2)	266	(102)	164	—	—	—	164
Amortization of net actuarial loss (2)	25,634	(9,741)	15,893	—	—	—	15,893
Regulatory adjustment (3)	(22,751)	8,646	(14,105)	—	—	—	(14,105)

Net current period other comprehensive income (loss)	3,149	(1,197)	1,952	2,509	(954)	1,555	3,507

Ending Balance AOCI September 30, 2013	$(49,321)	$18,742	$(30,579)	$(26,869)	$10,210	$(16,659)	$(47,238)

(1)	The FSIRS reclassification amounts are included in the Net interest deductions line item on the Condensed Consolidated Statements of Income.
(2)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).
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

The following table represents amounts (before income tax impacts) included in AOCI (in the table above), that have not yet been recognized in net periodic benefit cost:

Amounts Recognized in AOCI (Before Tax)

(Thousands of dollars)

	September 30, 2013	December 31, 2012
Net actuarial (loss) gain	$(398,028)	$(423,662)
Prior service cost	(2,157)	(2,423)
Less: amount recognized in regulatory assets	350,864	373,615

Recognized in AOCI	$(49,321)	$(52,470)

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2013

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

As of September 30, 2013, Southwest had 1,883,000 residential, commercial, industrial, and other natural gas customers, of which 1,010,000 customers were located in Arizona, 688,000 in Nevada, and 185,000 in California. Residential and commercial customers represented over 99% of the total customer base. During the twelve months ended September 30, 2013, 56% of operating margin was earned in Arizona, 34% in Nevada, and 10% in California. During this same period, Southwest earned 85% of its operating margin from residential and small commercial customers, 4% from other sales customers, and 11% from transportation customers. These general patterns are expected to remain materially consistent for the foreseeable future.

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

NPL Construction Co. (“NPL” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that primarily provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems. NPL operates in 20 major markets nationwide. Construction activity is cyclical and can be significantly impacted by changes in weather, general and local economic conditions (including the housing market), interest rates, employment levels, job growth, the equipment resale market, pipe replacement programs of utilities, and local and federal regulation (including tax rates and incentives). During the past few years, utilities have implemented or modified pipeline integrity management programs to enhance safety pursuant to federal and state mandates. These programs, coupled with bonus depreciation tax deduction incentives, have resulted in a significant increase in multi-year pipeline replacement projects throughout the country. Generally, revenues are lowest during the first quarter of the year due to less favorable winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. In certain circumstances, such as with large, longer duration bid contracts, or unit-price contracts with caps, results may be impacted by differences between costs incurred and those anticipated when the work was originally bid.

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as the MD&A, included in the 2012 Annual Report to Shareholders, which is incorporated by reference into the 2012 Form 10-K, and the first and second quarter 2013 reports on Form 10-Q.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2013

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

Summary Operating Results

	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2013	2012	2013	2012	2013	2012
	(In thousands, except per share amounts)

Contribution to net income (loss)
Natural gas operations	$(11,939)	$(11,389)	$69,317	$64,609	$121,327	$113,381
Construction services	9,075	7,084	18,700	6,329	29,083	12,881

Net income (loss)	$(2,864)	$(4,305)	$88,017	$70,938	$150,410	$126,262

Average number of common shares outstanding	46,337	46,134	46,306	46,106	46,265	46,059

Basic earnings (loss) per share
Consolidated	$(0.06)	$(0.09)	$1.90	$1.54	$3.25	$2.74

Natural Gas Operations
Operating margin	$147,285	$142,296	$609,758	$594,220	$857,664	$829,209

3rd Quarter 2013 Overview

Natural gas operations highlights include the following:

•	Operating margin increased $5 million, or 4%, compared to the prior-year quarter

•	Operating expenses increased $7.6 million, or 5%, compared to the prior-year quarter

•	Other income improved $1 million over the prior-year quarter

•	Net financing costs decreased $1.3 million compared to the prior-year quarter

•	Redemption of the $8.27 million 5.55% 1999 Series D fixed-rate IDRBs (originally due in 2038)

•	Issuance of $250 million in 4.875% 30-year Senior Notes in October 2013

Construction services highlights include the following:

•	Revenues increased $16.1 million, or 9%, compared to the prior-year quarter

•	Construction expenses increased $13.3 million, or 9%, compared to the prior-year quarter

•	Contribution to net income increased $2 million, or 28%, over the prior-year quarter

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2013

Customer Growth. Southwest added 25,000 net new customers over the last twelve months. First-time meter sets approximated 21,000 during the same period. Recently, Southwest has experienced customer growth in excess of first-time meter sets as meters on previously vacant homes return to service. Southwest estimates that the remaining number of excess inactive meters is approximately 27,000 at September 30, 2013. Southwest projects customer growth associated with new meter sets of about 1% for 2013, and anticipates a continued gradual return of customers associated with previously vacant homes.

Company-Owned Life Insurance (“COLI”). Southwest has life insurance policies on members of management and other key employees to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The COLI policies have a combined net death benefit value of approximately $234 million at September 30, 2013. The net cash surrender value of these policies (which is the cash amount that would be received if Southwest voluntarily terminated the policies) is approximately $88.4 million at September 30, 2013 and is included in the caption “Other property and investments” on the balance sheet. The Company currently intends to hold the COLI policies for their duration and purchase additional policies as necessary. Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender value components of COLI policies as they progress toward the ultimate death benefits are also recorded without tax consequences. Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, generally the cash surrender value (but not the net death benefit) moves up and down consistent with movements in the broader stock and bond markets. Cash surrender values of COLI policies increased $8.1 million (including $1 million of incremental death benefits) in the first nine months of 2013 and $9.2 million during the twelve months ended September 30, 2013. Management currently expects average returns of $2 million to $4 million annually on the COLI policies, excluding any net death benefits recognized. Based on the current investment mix, both positive and negative deviations from expected levels are likely to continue.

Liquidity. Southwest believes its liquidity position is solid. Southwest has a $300 million credit facility maturing in March 2017. The facility is provided through a consortium of eight major banking institutions. Historically, credit facility usage has been low and concentrated in the first half of the winter heating period when gas purchases require temporary financing. During the first nine months of 2013, credit facility usage was impacted by a $79 million reduction in deferred purchased gas cost liabilities and the extinguishment of $53 million in Clark County, Nevada IDRBs. The maximum amount outstanding on the credit facility (including a commercial paper program) during the third quarter of 2013 was $183 million. At September 30, 2013, $150 million was outstanding on the long-term portion of the credit facility (including $50 million under the commercial paper program), and $33 million was outstanding on the short-term portion. Southwest has no significant debt maturities prior to 2017.

Issuance and Redemption of Debt. In October 2013, the Company issued $250 million in 4.875% Senior Notes, due July 2043. The net proceeds were used to temporarily pay down amounts outstanding under the credit facility. The remaining net proceeds are intended to be used for general corporate purposes. The $8.27 million 5.55% 1999 Series D IDRBs originally due in 2038 were redeemed at par in September 2013.

Construction Services. NPL’s contribution to net income for the twelve months ended September 30, 2013 was $29.1 million, a $16.2 million increase over the results for the corresponding prior-year period. The prior-year period included recognition of a $16 million pretax loss on a large fixed-price contract. Included in the current twelve-month period is approximately $3 million of revenue associated with change orders recorded in the fourth quarter of 2012 relating to that fixed-price contract for work previously performed (and associated costs, previously recognized) in the prior-year loss calculation. Also reflected in the current twelve-month period is $6.5 million in gains on sale of equipment (including $3.5 million from the fourth quarter of 2012) which are significantly in excess of normal expected levels. Additionally, general and administrative costs on a fully annualized basis are expected to be higher than the current twelve-month average.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2013

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended September 30,
	2013	2012
	(Thousands of dollars)
Gas operating revenues	$195,031	$195,573
Net cost of gas sold	47,746	53,277

Operating margin	147,285	142,296
Operations and maintenance expense	95,981	90,627
Depreciation and amortization	48,427	46,763
Taxes other than income taxes	11,153	10,600

Operating income (loss)	(8,276)	(5,694)
Other income (deductions)	2,663	1,631
Net interest deductions	14,780	16,074

Income (loss) before income taxes	(20,393)	(20,137)
Income tax expense (benefit)	(8,454)	(8,748)

Contribution to consolidated net income (loss)	$(11,939)	$(11,389)

Operating margin increased $5 million in the third quarter of 2013 compared to the third quarter of 2012. Rate relief in Nevada and California provided $2 million of the increase in operating margin. New customers contributed an incremental $1 million in operating margin during the third quarter of 2013, as approximately 25,000 net new customers were added during the last twelve months. Incremental margin from customers outside the decoupling mechanisms and other miscellaneous revenues contributed the remainder of the increase.

Operations and maintenance expense increased $5.4 million, or 6%, between quarters primarily due to higher general costs and employee-related costs including pension expense. In addition, pipeline integrity management programs impacted current quarter expenses.

Depreciation and amortization expense increased $1.7 million, or 4%, primarily due to a $1.5 million increase in amortization associated with the recovery of Arizona regulatory assets, new conservation and energy efficiency programs in Nevada, and other amortization. Average gas plant in service for the current quarter increased $230 million, or 5%, compared to the corresponding quarter a year ago. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and to a lesser degree, new business. However, due to depreciation rate decreases in Nevada (resulting from the most recent Nevada general rate case), depreciation on plant was relatively flat overall between periods.

Other income, which principally includes returns on COLI policies (including recognized net death benefits) and non-utility expenses, increased $1 million between quarters. The current quarter reflects COLI policy cash surrender value increases of $2.5 million, while the prior-year quarter includes $2.2 million in COLI-related income. In addition, Arizona non-recoverable pipe replacement costs were $931,000 lower in 2013 as compared to 2012 because this pipe replacement activity was substantially completed in 2012.

Net interest deductions decreased $1.3 million between quarters, primarily due to cost savings from the early redemption of $45 million in fixed-rate IDRBs in March 2013 and lower interest expense associated with deferred PGA balances payable. Beginning in the fourth quarter of 2013, interest expense will trend upward as a result of the October 2013 $250 million 4.875% debt offering.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2013

Nine-Month Analysis

	Nine Months Ended September 30,
	2013	2012
	(Thousands of dollars)
Gas operating revenues	$927,500	$982,203
Net cost of gas sold	317,742	387,983

Operating margin	609,758	594,220
Operations and maintenance expense	288,003	278,361
Depreciation and amortization	144,492	139,428
Taxes other than income taxes	34,021	31,065

Operating income	143,242	145,366
Other income (deductions)	8,174	4,317
Net interest deductions	45,344	51,077

Income before income taxes	106,072	98,606
Income tax expense	36,755	33,997

Contribution to consolidated net income	$69,317	$64,609

Contribution to consolidated net income from natural gas operations increased by $4.7 million in the first nine months of 2013 compared to the same period a year ago. The improvement was primarily due to an increase in other income and a decrease in net interest deductions, partially offset by a decrease in operating income.

Operating margin increased nearly $16 million between periods. Rate relief in Nevada and California provided an approximate $6 million increase in operating margin. New customers contributed an incremental $5 million in operating margin during the first nine months of 2013. Incremental margin from customers outside the decoupling mechanisms and other miscellaneous revenues contributed the remainder of the increase.

Operations and maintenance expense increased $9.6 million, or 3%, between periods primarily due to higher general costs and employee-related costs including pension expense, partially offset by lower legal claims and expenses.

Depreciation and amortization expense increased $5.1 million, or 4% primarily due to a $4.7 million increase in amortization associated with the recovery of Arizona regulatory assets, new conservation and energy efficiency programs in Nevada, and other amortization. Average gas plant in service for the current period increased $217 million, or 4%, compared to the corresponding period a year ago. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business. Increased depreciation associated with the incremental plant in service was largely offset by lower depreciation rates in Nevada as a result of the most recent general rate case.

Taxes other than income taxes increased $3 million between periods due to higher Arizona property taxes and changes resulting from the last Nevada general rate case, whereby modified business and mill taxes became components of operating expenses.

Other income increased $3.9 million between the nine-month periods of 2013 and 2012. The current period reflects $8.1 million of COLI policy cash surrender value increases and net death benefits recognized, while the prior-year period included $5.5 million of COLI-related income. In addition, Arizona non-recoverable pipe replacement costs were $1.9 million lower in the first nine months of 2013 as compared to the same period a year ago because this pipe replacement activity was substantially completed in 2012.

Net interest deductions decreased $5.7 million between periods, primarily due to cost savings from refinancing $200 million of debt in the first half of 2012, the early redemption of $45 million in fixed-rate IDRBs in March 2013, and lower interest expense associated with deferred PGA balances payable. The prior-year period included a temporary increase in debt outstanding for approximately two months associated with the refinancing.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2013

Twelve-Month Analysis

	Twelve Months Ended September 30,
	2013	2012
	(Thousands of dollars)
Gas operating revenues	$1,267,025	$1,362,655
Net cost of gas sold	409,361	533,446

Operating margin	857,664	829,209
Operations and maintenance expense	379,621	368,114
Depreciation and amortization	191,099	183,684
Taxes other than income taxes	44,684	41,264

Operating income	242,260	236,147
Other income (deductions)	8,022	5,717
Net interest deductions	61,224	67,757

Income before income taxes	189,058	174,107
Income tax expense	67,731	60,726

Contribution to consolidated net income	$121,327	$113,381

The contribution to consolidated net income from natural gas operations increased $7.9 million between the twelve-month periods of 2013 and 2012. The improvement was primarily due to increases in operating margin and other income and a decrease in interest deductions, partially offset by higher operating expenses.

Operating margin increased $28 million, or 3%, between periods primarily due to $17 million of combined rate relief in Arizona, Nevada, and California. Customer growth contributed $7 million toward the increase. Incremental margin from customers outside the decoupling mechanisms and other miscellaneous revenues contributed the remainder of the increase.

Operations and maintenance expense increased $11.5 million, or 3%, between periods primarily due to higher general costs and employee-related costs including pension expense, partially offset by lower legal claims and expenses.

Depreciation and amortization expense increased $7.4 million, or 4%. Average gas plant in service for the current period increased $225 million, or 5%, as compared to the prior-year period. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and to a lesser degree, new business. Increases in depreciation from these plant additions were partially offset by lower depreciation rates in Nevada (effective November 2012). Amortization associated with the recovery of Arizona regulatory assets, new conservation and energy efficiency programs in Nevada, and other amortization collectively increased $5.9 million.

Taxes other than income taxes increased $3.4 million between periods due to higher property taxes in Arizona and changes resulting from the most recent Nevada general rate case, whereby modified business and mill taxes became components of operating expenses.

Other income increased $2.3 million between the twelve-month periods of 2013 and 2012. The current period reflects a $9.2 million increase in COLI policy cash surrender values including net death benefits recognized, while the prior twelve-month period reflected an $8.1 million increase in COLI-related income including recognized death benefits. In addition, Arizona non-recoverable pipe replacement costs were $2.8 million lower in the current twelve-month period.

Net interest deductions decreased $6.5 million between the twelve-month periods of 2013 and 2012 primarily due to cost savings from debt refinancing, redemptions, and lower interest expense associated with deferred PGA balances payable. The prior-year period included a temporary increase in debt outstanding for approximately two months associated with the debt refinancing in the first half of 2012.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2013

Outlook for 2013 – 3rd Quarter Update

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

COLI-related income of $8.1 million and $9.2 million for the nine and twelve months, respectively, ended September 30, 2013 are significantly in excess of expected average returns and are not likely sustainable at these levels for the mid to long term.

Southwest anticipates approximately $4 million in net interest savings in 2013 compared to 2012 due to debt refinancings and redemptions. These savings relate to the March 2012 issuance of $250 million in 3.875% Senior Notes and the repayment of the $200 million of 7.625% debt that occurred in May 2012, as well as the August 2012 redemption of the $14.3 million 1999 5.95% Series C IDRBs. Also included are interest savings associated with the redemption of the $30 million 5.45% 2003 Series C and the $15 million 5.80% 2003 Series E IDRBs in March 2013, and the $8.27 million 5.55% 1999 Series D IDRBs in September 2013. These savings will be partially offset by the October 2013 issuance of $250 million in 4.875% Senior Notes.

Results of Construction Services

Results of Construction Services

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2013	2012	2013	2012	2013	2012
(Thousands of dollars)
Construction revenues	$192,315	$176,226	$484,925	$457,009	$633,966	$594,208
Operating expenses:
Construction expenses	167,581	154,267	422,969	419,072	545,420	537,533
Depreciation and amortization	10,317	9,955	31,755	26,990	42,152	34,585

Operating income	14,417	12,004	30,201	10,947	46,394	22,090
Other income (deductions)	5	5	15	257	4	259
Net interest deductions	317	336	921	744	1,240	1,045

Income before income taxes	14,105	11,673	29,295	10,460	45,158	21,304
Income tax expense	5,223	4,698	10,928	4,536	16,695	9,009

Net income	8,882	6,975	18,367	5,924	28,463	12,295
Net income (loss) attributable to noncontrolling interest	(193)	(109)	(333)	(405)	(620)	(586)

Contribution to consolidated net income attributable to NPL	$9,075	$7,084	$18,700	$6,329	$29,083	$12,881

Quarterly Analysis. Contribution to consolidated net income from construction services for the three months ended September 30, 2013 improved $2 million compared to the same period of 2012.

Revenues increased $16.1 million when compared to the third quarter of 2012 primarily due to an increase in utility pipe replacement construction, which continues to be strong. Construction expenses increased $13.3 million between quarters. During the current quarter, construction expenses were greater due to the increase in replacement construction work. Additionally, general and administrative costs (included within construction expenses) increased $1.2 million primarily due to structural and transitional changes (including key management changes) initiated in response to the increasing size and complexity of NPL’s business. Gains on sale of equipment (reflected as an offset to construction expenses) were $704,000 and $1.2 million during the third quarters of 2013 and 2012, respectively.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2013

Nine-Month Analysis. Contribution to consolidated net income from construction services for the nine months ended September 30, 2013 improved $12.4 million compared to the same period of 2012 primarily due to an $18 million pretax loss recognized on a large fixed-price contract in 2012.

Revenues increased $27.9 million when compared to the first nine months of 2012, primarily due to an increase in replacement construction, partially offset by the winding down of a portion of work related to the large fixed-price contract noted above. Construction expenses increased $3.9 million between the nine-month periods primarily due to replacement work in the current year and to an increase of $5.4 million in general and administrative expense, resulting from changes introduced to address NPL’s increased size and business complexity. Despite these increases, the construction expense variance between years was favorably impacted by an $18 million loss in the prior-year period associated with the above-noted fixed-price contract. Depreciation expense increased $4.8 million due to additional equipment purchases to support the growth in the volume of work being performed. Gains on sale of equipment (reflected as an offset to construction expenses) were $3 million and $4.5 million for the first nine months of 2013 and 2012, respectively.

Twelve-Month Analysis. The contribution to consolidated net income from construction services for the twelve-month period ended September 30, 2013 increased $16.2 million compared to the same period of 2012.

Revenues increased $39.8 million due primarily to an increase in utility customer contracts for pipe replacement work. Included in current period revenues is approximately $3 million of revenue associated with fourth quarter 2012 change orders on the large fixed-price contract. Construction expenses increased $7.9 million between twelve-month periods primarily due to additional pipe replacement work during the 2013 period. However, the construction expense variance between years was favorably impacted as the prior-year period included a $16 million loss associated with the large fixed-price contract. This fixed-price contract is substantially complete and no further change orders are expected. General and administrative expense (included in construction expenses) increased $6.7 million due to changes that were implemented to match NPL’s increased size and business complexity. Depreciation expense rose $7.6 million due to additional equipment purchased to support a significant growth in the volume of work being performed. Gains on sale of equipment were $6.5 million and $5.9 million for the twelve-month periods of 2013 and 2012, respectively.

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

During the past several years, NPL has focused its efforts on obtaining pipe replacement work under both blanket contracts and incremental bid projects. For the twelve months ended September 30, 2013 and 2012, revenues from replacement work were 71% and 76%, respectively, of total revenues. Federal and state pipeline safety-related programs and bonus depreciation incentives have resulted in many utilities undertaking multi-year distribution pipe replacement projects. NPL continues to bid on pipe replacement projects throughout the country.

Outlook for 2013 – 3rd Quarter Update

Revenues are subject to the timing and amount of work awarded to NPL by its utility customers. Based on the current status of bids and contracts in place, expectations are for full-year 2013 revenues to moderately exceed 2012 levels. Construction expenses for 2013 as a percentage of revenues are expected to continue at approximately the current year-to-date level as the total expected loss on the large fixed-price contract was recorded in 2012. Gains on sale of equipment (reflected as an offset to construction expenses) for 2013 are expected to be lower than those recognized in 2012 due to a reduction in capital replacement expenditures in the current year. The depreciation trend line should continue as the majority of capital expenditures for equipment in 2013 have been completed and the equipment deployed at the project sites.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2013

Rates and Regulatory Proceedings

Nevada Infrastructure Replacement Mechanism. As part of its Nevada general rate case application in April 2012, Southwest requested to implement an infrastructure replacement mechanism to defer and recover certain costs associated with up to $40 million annually of proposed accelerated replacement of early vintage plastic and steel pipe. As part of its fourth quarter 2012 decision, the Public Utilities Commission of Nevada (“PUCN”) indicated a separate rulemaking docket would be needed to address the regulatory issues necessary to implement such a mechanism. In January 2013, the PUCN authorized the opening of a new docket to review the merits of such mechanisms. An initial round of comments and reply comments were submitted and a workshop on the matter was convened. The scope of the rulemaking was expanded in order to consider additional forms of recovery mechanisms. In July, the Administrative Law Judge in the docket forwarded a draft regulation to the Nevada Legislative Counsel Bureau (“LCB”) for review. The draft regulation allows the establishment of regulatory assets that recover the depreciation expense and authorized pre-tax rate of return of infrastructure replacement investments in between rate cases. The LCB proposed slight modifications to the regulation and returned it to the PUCN in August. The PUCN is expected to hold additional workshops, and subsequently convene a hearing, ultimately followed by a PUCN vote. A PUCN vote on the matter is currently expected by the end of the first quarter of next year.

Separately, in March 2013, Southwest submitted a petition to the PUCN requesting authority to defer certain costs associated with the proposed accelerated 2013 replacement of certain early vintage plastic pipe to coincide with bonus depreciation tax relief extended by The American Taxpayer Relief Act of 2012. In June 2013, a stipulation, which provides regulatory asset treatment for specific infrastructure replacement projects occurring during 2013 in the amount of $2 million in Northern Nevada and approximately $13.6 million in Southern Nevada, was reached by all parties. The PUCN approved the stipulation in June 2013. The Company is expecting to recover deferred depreciation amounts along with an allowed rate of return in its next general rate case.

California Annual Attrition. As part of the 2009 rate decision by the California Public Utilities Commission (“CPUC”) in Southwest’s last California general rate case, attrition increases were authorized for the years 2010-2013. The level of increase authorized for 2013 was $1.8 million in southern California, $500,000 in northern California, and $100,000 in South Lake Tahoe. However, the continued low interest rate environment triggered an automatic rate of return adjustment mechanism, which resulted in offsetting decreases of $700,000 in southern California, $500,000 in northern California, and $100,000 in South Lake Tahoe. The resulting net margin impact for the California rate jurisdictions is an overall increase of $1.1 million in 2013.

California General Rate Case. In December 2012, Southwest filed a general rate case application with the CPUC requesting annual revenue increases of $5.6 million for southern California, $3.2 million for northern California, and $2.8 million for the South Lake Tahoe rate jurisdiction. The application included a capital structure consisting of 43% debt and 57% common equity, with an overall rate of return of 7.32% in southern California and 8.61% in both northern California and South Lake Tahoe. Southwest is also seeking to continue a Post-Test Year Ratemaking Mechanism, which allows for annual attrition increases. The application includes the addition of an Infrastructure Reliability and Replacement Adjustment Mechanism to facilitate and complement projects involving the enhancement and replacement of gas infrastructure, promoting timely cost recovery for qualifying non-revenue producing capital expenditures. Hearings on the general rate case application were held in August 2013. A final decision is expected in December 2013 with new rates effective January 2014.

Customer-Owned Yardline (“COYL”) Program. The Company received approval, in connection with its most recent Arizona general rate case, to implement a program to conduct leak surveys, replace, and relocate service lines and meters for Arizona customers whose meters are set-off from the customer’s home, which is not a traditional configuration. Customers with this configuration were previously responsible for the cost of maintaining these lines and were subject to the immediate cessation of natural gas service when low-pressure leaks occurred. To facilitate this program, the Company was authorized to collect estimated leak survey costs in rates commencing in 2012. Effective June 2013, the Arizona Corporation Commission (“ACC”) authorized a surcharge of $0.00101 per therm (approximately $600,000 annually) to recover the amount the Company would have earned if the additional pipe replacement costs themselves (approximately $4 million through December 2012) had been included in rate base concurrent with the most recent Arizona rate case. The new surcharge is expected to be revised annually as the program progresses, with the undepreciated plant balance to be incorporated in base rates at the time of the next Arizona general rate case.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2013

Federal Energy Regulatory Commission (“FERC”) Jurisdiction. During the third quarter of 2013, Paiute Pipeline Company, a wholly owned subsidiary of Southwest, notified present and potential shippers of its plans to expand its existing transmission system to provide additional firm transportation-service capacity in the Elko County, Nevada area. This additional capacity is required to meet growing natural gas demands caused by increased residential and business load and the greater energy needs of mining operations in the area. Through the “open season” process, shippers responded with substantial interest. Dependent upon several variables, including the ultimate route of the project, the price of materials, and factors such as environmental impacts, the cost to complete this project has been estimated at approximately $35 million and has a targeted in-service date of November 2015. In October, Paiute submitted a filing with the FERC requesting that its Staff initiate a pre-filing review of the proposed expansion project; a comprehensive application for the project is expected to follow completion of the pre-filing review.

PGA Filings

The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. At September 30, 2013, over-collections in Arizona and southern Nevada resulted in a liability of $16.9 million and under-collections in northern Nevada and California resulted in an asset of $2.7 million on the Company’s balance sheet. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on profit margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual income statement components. These include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).

The following table presents Southwest’s outstanding PGA balances receivable/(payable) (millions of dollars):

	September 30, 2013	December 31, 2012	September 30, 2012
Arizona	$(11.6)	$(46.6)	$(57.5)
Northern Nevada	0.2	(7.1)	(12.9)
Southern Nevada	(5.3)	(45.2)	(52.0)
California	2.5	6.0	(0.6)

	$(14.2)	$(92.9)	$(123.0)

Arizona PGA Filings. In Arizona, Southwest adjusts rates monthly for changes in purchased gas costs, within pre-established limits measured on a twelve-month rolling average. A temporary surcredit of $0.08 per therm was put into place in December 2009 to help accelerate the refund of the over-collected balance to customers. During 2012, approximately $40 million was refunded to customers via the surcredit; however, continued low natural gas prices resulted in a continuing balance due customers. In order to accelerate the refunds to customers, Southwest filed to temporarily increase this rate to $0.10 per therm effective January 2013, which was approved by the ACC in December 2012. Approximately $41.6 million was refunded to customers through the surcredit through the first nine months of 2013.

Capital Resources and Liquidity

Cash on hand and cash flows from operations in the past twelve months provided the majority of cash used in investing activities (primarily for construction expenditures and property additions). Certain pipe replacement work was accelerated during 2011, 2012, and in the current year to take advantage of bonus depreciation tax incentives. During the past three years, the Company was able to achieve cost savings from debt refinancing and strategic debt redemptions. The Company’s capitalization strategy is to maintain an appropriate balance of equity and debt to maintain strong investment-grade credit ratings, which should minimize interest costs.

Cash Flows

Operating Cash Flows. Cash flows provided by consolidated operating activities decreased $61.8 million in the first nine months of 2013 as compared to the same period of 2012. The decline in operating cash flows was attributable to temporary decreases in cash flows from working capital components overall (notably, refunds of PGA balances), partially offset by higher net income and non-cash depreciation expense.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2013

Investing Cash Flows. Cash used in consolidated investing activities decreased $34.8 million in the first nine months of 2013 as compared to the same period of 2012. The decrease was primarily due to reduced equipment purchases by NPL.

Financing Cash Flows. Net cash used in consolidated financing activities decreased $15.2 million in the first nine months of 2013 as compared to the same period of 2012. The current period includes the repayment of the $30 million 2003 5.45% Series C IDRBs, the $15 million 2003 5.8% Series E IDRBs, and the $8.27 million 5.55% 1999 Series D IDRBs, partially offset by an increase in borrowings on the credit facility. The issuance amounts and remaining retirements of long-term debt primarily relate to borrowings and repayments under NPL’s line of credit as well as borrowing under note agreements with two banking institutions entered into during the second quarter of 2013. The prior-year period included debt repayments of the $12.4 million 1999 6.1% Series A fixed-rate IDRBs (repaid in January 2012), the $200 million 7.625% Senior Notes (repaid in May 2012), and the repayment of outstanding borrowings on the credit facility. The repayments were partially offset by the issuance in the prior-year period of new debt including the $250 million 3.875% Senior Notes. The second FSIRS contract was settled by paying $21.8 million during the first quarter of 2012 (at maturity). Dividends paid increased in the first nine months of 2013 as compared to the first nine months of 2012 as a result of an increase in the quarterly dividend rate and an increase in the number of shares outstanding.

The capital requirements and resources of the Company generally are determined independently for the natural gas operations and construction services segments. Each business activity is generally responsible for securing its own financing sources.

Gas Segment Construction Expenditures, Debt Maturities, and Financing

During the twelve-month period ended September 30, 2013, construction expenditures for the natural gas operations segment were $321 million. The majority of these expenditures represented costs associated with scheduled and accelerated replacement of existing transmission, distribution, and general plant (see also Bonus Depreciation below). Cash flows from operating activities of Southwest were $250 million and provided approximately 66% of construction expenditures and dividend requirements of the natural gas operations segment. Other necessary funding was provided by cash on hand, external financing activities, and existing credit facilities.

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

In September 2013, the Company redeemed at par the $8.27 million 5.55% 1999 Series D IDRBs originally due in 2038. The Company facilitated the redemption primarily from borrowings under its $300 million credit facility.

In October 2013, the Company issued $250 million in 4.875% Senior Notes at a 0.078% discount. The notes will mature in October 2043. A portion of the net proceeds were used to temporarily pay down amounts outstanding under the credit facility. The remaining net proceeds are intended to be used for general corporate purposes.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2013

During the nine months ended September 30, 2013, the Company issued shares of common stock through the Stock Incentive Plan, raising approximately $1.4 million.

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

On an interim basis, Southwest generally defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. During the first nine months of 2013, refunds were made to customers and the net over-collected PGA balance declined $78.7 million resulting in a net over-collection of $14.2 million at September 30, 2013. See PGA Filings for more information.

The Company has a $300 million revolving credit facility that expires in March 2017. Southwest has designated $150 million of the $300 million facility for long-term borrowing needs and the remaining $150 million for working capital purposes. At September 30, 2013, $150 million was outstanding on the long-term portion of the credit facility (including $50 million under the commercial paper program), and $33 million was outstanding on the short-term portion. The long-term balance at September 30, 2013 reflects the impacts of the PGA refunds and the extinguishment of $45 million in Clark County, Nevada IDRBs in the first nine months of 2013. The maximum amount outstanding during the first nine months of 2013 was $183 million ($150 million outstanding on the long-term portion of the credit facility (including the commercial paper program) and $33 million outstanding on the short-term portion). The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. This credit facility has been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2013

The Company has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by the Company’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At September 30, 2013, the maximum capacity under this program ($50 million) was outstanding.

NPL has a $75 million credit facility that is scheduled to expire in June 2015. At September 30, 2013, $4 million was outstanding on the NPL credit facility.

The following table sets forth the ratios of earnings to fixed charges for the Company. Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	September 30, 2013	December 31, 2012

Ratio of earnings to fixed charges	4.14	3.61

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
September 30, 2013

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

Based on the most recent evaluation, as of September 30, 2013, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2013 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2013

PART II – OTHER INFORMATION

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

Indenture, dated as of October 4, 2013, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated October 1, 2013. File No. 1-07850.

Exhibit 12.01	-	Computation of Ratios of Earnings to Fixed Charges.

Exhibit 31.01	-	Section 302 Certifications.

Exhibit 32.01	-	Section 906 Certifications.

Exhibit 101	-

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: November 7, 2013

/s/ GREGORY J. PETERSON
Gregory J. Peterson
Vice President/Controller and Chief Accounting Officer