Form 10-K
period 2013-12-31
SOUTHWEST GAS CORP
filed 2014-02-27
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant:

$2,168,003,842 as of June 28, 2013

The number of shares outstanding of common stock:

Common Stock, $1 Par Value, 46,494,781 shares as of February 18, 2014

DOCUMENTS INCORPORATED BY REFERENCE

Description	Part Into Which Incorporated
Annual Report to Shareholders for the Year Ended December 31, 2013 2014 Proxy Statement	Parts I, II, and IV Part III

PART I

Item 1.	BUSINESS

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

Financial information concerning the Company’s business segments is included in Note 13 of the Notes to Consolidated Financial Statements, which is included in the 2013 Annual Report to Shareholders and is incorporated herein by reference.

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

As of December 31, 2013, Southwest purchased and distributed or transported natural gas to 1,904,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. Southwest added 28,000 net new customers during 2013. Southwest expects similar customer growth in 2014.

The table below lists the percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

	Distribution
For the Year Ended	Residential and Small Commercial	Other Sales Customers	Transportation
December 31, 2013	85%	4%	11%
December 31, 2012	85%	4%	11%
December 31, 2011	86%	4%	10%

Southwest is not dependent on any one or a few customers such that the loss of any one or several would have a significant adverse impact on earnings or cash flows.

Transportation of customer-secured gas to end-users accounted for 47% of total system throughput in 2013. Customers who utilized this service transported 104 million dekatherms in 2013, 100 million dekatherms in 2012, and 94 million dekatherms in 2011. Although these volumes are significant, these customers provided a much smaller proportionate share of operating margin.

The demand for natural gas is seasonal, with greater demand in the colder winter months and decreased demand in the warmer summer months. It is the opinion of management that comparisons of earnings for interim periods do not reliably reflect overall trends and changes in operations. The decoupled rate mechanisms in place in the three-state service territory are structured with seasonal variations. Also, earnings for interim periods can be significantly affected by the timing of general rate relief.

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

Information with respect to recent general rate cases and PGA filings is included in the Rates and Regulatory Proceedings section of Management’s Discussion and Analysis (“MD&A”) in the 2013 Annual Report to Shareholders.

The table below lists recent docketed general rate filings and the status of such filing within each ratemaking area:

Ratemaking Area	Type of Filing	Month Filed	Month Final Rates Effective
Arizona:	General rate case	November 2010	January 2012
California:
Northern and Southern	Annual attrition	October 2012	January 2013
Northern and Southern	General rate case	December 2012	Pending
Nevada:
Northern and Southern	General rate case	April 2012	November 2012
FERC:
Paiute	General rate case	February 2009	April 2010
Paiute	General rate case	February 2014	Pending

While Southwest is subject to regulatory rules and oversight with regard to rates and operating requirements under its various state tariffs (and federal tariff, in the case of Paiute Pipeline), it is also subject to regulation with regard to the safety and integrity of its pipeline systems. The Department of Transportation (“DOT”) administers pipeline regulations through the Office of Pipeline Safety, within the Pipeline and Hazardous Materials Safety Administration (“PHMSA”). In recent years, various pieces of legislation have been passed in the areas of distribution integrity, control room management, and pipeline safety. The Pipeline Inspection, Protection, Enforcement, and Safety (“PIPES”) Act of 2006 mandated, among other things, a graduated implementation program for control room management, a requirement to install excess flow valves on single-family residential customer locations, and a Distribution Integrity Management Program (“DIMP”), required to be in place by August 2011, that includes evaluation and mitigation of risks, as well as certain reporting requirements. Additionally, Congress passed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“the Bill”), effective January 2012, which increased/strengthened previously existing safety requirements, including damage prevention programs, penalty provisions, and requirements related to automatic and remote-controlled shut-off valves, public awareness programs, incident notification, and maximum allowable operating pressure for certain facilities. The Bill required the DOT to conduct further study of existing programs and future requirements. The Company continues to monitor changing pipeline safety legislation and participates to the extent possible in crafting associated mandates and reporting. As rules are developed, they could impact the Company’s expenses and the timing and amount of capital expenditures.

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

Demand for natural gas is greatly affected by temperature. On cold days, use of gas by residential and commercial customers can be seven times greater than on warm days because of increased use of gas for space heating. To fully satisfy this increased high-priority demand, gas is withdrawn from storage in certain service areas, or peaking supplies are purchased from suppliers. If necessary, service to interruptible lower-priority customers may be curtailed to provide the needed delivery system capacity. Southwest maintains no significant backlog on its orders for gas service.

Natural Gas Supply

Southwest is responsible for acquiring and arranging delivery of natural gas to its system in sufficient quantities to meet its sales customers’ needs. Southwest’s primary natural gas acquisition objective is to ensure that adequate supplies of natural gas are available at the best cost. Southwest acquires natural gas from a wide variety of sources and a mix of purchase provisions, which includes spot market and firm supplies. The purchases may have terms from one day to several years and utilize both fixed and indexed pricing. During 2013, Southwest acquired natural gas from 44 suppliers. Southwest regularly monitors the number of suppliers, their performance, and their relative contribution to the overall customer supply portfolio. New suppliers are contracted when possible, and solicitations for supplies are extended to the largest practicable list of suppliers, taking into account each supplier’s creditworthiness. Competitive pricing, flexibility in meeting Southwest’s requirements, and aggressive participation by suppliers who have demonstrated reliability of service are instrumental to any one supplier’s inclusion in Southwest’s portfolio. The goal of this practice is to mitigate the risk of nonperformance by any one supplier and ensure competitive prices.

Balancing reliability with supply cost results in a continually changing mix of purchase provisions within the supply portfolios. To address the unique requirements of its various market areas, Southwest assembles and administers a separate natural gas supply portfolio for each of its jurisdictional areas. Southwest facilitates most natural gas purchases through competitive bid processes.

To mitigate customer exposure to short-term market price volatility, Southwest seeks to fix the price on a portion (for the 2013/2014 heating season, currently ranging from 25% to 35%, depending on the jurisdiction) of its forecasted annual normal-weather volume requirement, primarily using firm, fixed-price purchasing arrangements that are secured periodically throughout the year. Southwest’s price volatility mitigation program includes the use of financial derivatives, in the form of fixed-for-floating-index-price swaps combined with indexed-price physical purchases, to secure a portion of the fixed-price portfolio for the Arizona and Nevada jurisdictional areas. The combination of fixed-price contracts and financial derivatives is designed to increase flexibility for Southwest and increase supplier diversification. The cost of such financial derivatives combined with the associated indexed-price physical purchases is recovered from customers through PGA mechanisms in the respective jurisdictional area.

As part of the most recent Annual Rate Adjustment filing in Nevada, and the associated stipulation, the Company agreed to suspend further swaps and fixed-price purchases pursuant to the Volatility Mitigation Program (“VMP”) for its Nevada territories. The suspension is forward looking and does not impact prior VMP purchase transactions. The Company will continue to evaluate the suspension of these VMP purchases in light of prevailing market fundamentals and regulatory conditions. Any future decision concerning VMP purchases will be documented and retained to facilitate regulatory review in accordance with the stipulation. The Company plans to schedule quarterly meetings with the PUCN Staff and the Bureau of Consumer Protection to discuss market fundamentals, along with any decision by the Company concerning VMP purchases for the Nevada service territories.

For the 2013/2014 heating season, fixed-price purchases approximated $4 per dekatherm. Southwest makes non-fixed-price natural gas purchases under variable-price contracts with firm quantities or on the spot market. Prices for these contracts are not known until the month or day of purchase.

The firm natural gas supply arrangements are structured such that a stated volume of natural gas is required to be nominated by Southwest and delivered by the supplier. Contracts provide for fixed or market-based penalties to be paid by the non-performing party.

Storage availability can influence the average annual price of natural gas, as storage allows a company to purchase natural gas quantities during the off-peak season and store it for use in high demand periods when prices may be greater or supplies/capacity tighter. Southwest currently has no storage availability in its southern Nevada rate jurisdiction. Limited storage availability exists in southern and northern California and northern Nevada, and effective July 2013, the Arizona rate jurisdiction.

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

In 2013, Southwest entered into a contract for its Arizona rate jurisdiction with Enstor Grama Ridge Storage and Transportation, LLC (“Enstor”) which provides for a maximum quantity of 600,000 dekatherms of natural gas underground storage in New Mexico that is deliverable on the El Paso system.

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

Competition

Electric utilities are the principal competitors of Southwest for the residential and small commercial markets throughout its service areas. Competition for space heating, general household, and small commercial energy needs generally occurs at the initial installation phase when the customer/builder typically makes the decision as to which type of equipment to install and operate. The customer will generally continue to use the chosen energy source for the life of the equipment. Southwest interfaces directly with the various home builders and commercial property developers in its service territories to ensure that natural gas appliances are considered in new developments and commercial centers. As a result of its efforts, Southwest has continued to experience growth in the new construction market among residential and small commercial customer classes.

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

The United States Environmental Protection Agency (“EPA”) and the State of California Environmental Protection Agency (“Cal/EPA”) have issued regulations that require the reporting of greenhouse gas emissions (“GHG”) from large sources and suppliers in order to facilitate the development of policies and programs to reduce GHGs. The Company reports required information to EPA and Cal/EPA under each respective Mandatory Reporting Rule (“MRR”) including the volumes of natural gas that it receives for distribution to LDC customers (EPA and Cal/EPA MRR Subpart NN), and the “fugitive” GHG emissions that result from the operation of its LDC pipelines (EPA MRR Subpart W). While some parts of the MRRs do not apply to Southwest, other required information is already being reported to the Department of Energy, the Department of Transportation, or is available in existing Company databases. The Company also monitors the development of climate legislation (including the State of California Global Warming Solutions Act), which could result in additional requirements or have financial implications.

Employees

At December 31, 2013, the natural gas operations segment had 2,220 regular full-time equivalent employees. Southwest believes it has a good relationship with its employees and that compensation, benefits, and working conditions afforded its employees are comparable to those generally found in the utility industry. No employees are represented by a union.

CONSTRUCTION SERVICES

NPL is a full-service contractor whose customers are primarily energy services utilities. NPL derives revenue from installation, replacement, repair, and maintenance of energy distribution systems. NPL contracts primarily with LDCs to install, repair, and maintain energy distribution systems from the town border station to the end-user. The primary focus of NPL operations is distribution pipe and service hook-up replacements as well as line installations for new business development. Construction work varies from relatively small projects to the piping of entire communities. Construction activity is seasonal in most areas. Peak construction periods are the summer and fall months in colder climate areas, such as the Midwest. In the warmer climate areas, such as the southwestern United States, construction continues year round.

During the past few years, several factors have impacted the nation’s natural gas distribution system and resulted in an increase in large multi-year distribution pipe replacement projects. The Department of Transportation’s Pipeline and Hazardous Materials Safety Administration instituted DIMP which required operators of gas distribution pipelines to develop and implement integrity management programs to enhance safety by identifying and reducing pipeline integrity risks. Also contributing to the increase in replacement projects were bonus depreciation tax deduction incentives provided for by the Small Jobs Act of 2010 and the Tax Relief Unemployment Insurance Reauthorization and Job Creation Act of 2010. The American Tax Payer Relief Act of 2012 extended 50% bonus depreciation deduction tax incentives for 2013, but such incentives were not extended for years after 2013. Finally, funding for customers’ planned replacement projects improved due to greater access to the national credit markets.

In connection with the increased construction activity, several large multi-year distribution pipe replacement projects were awarded to NPL. NPL was selected as the sole contractor on certain of these projects, or one of several contractors to work on others. NPL continues to bid on pipe replacement projects throughout the country and has made structural and transitional changes to match the increased size and complexity of the business. The amount of work completed by NPL on these multi-year contracts will vary from year to year.

NPL business activities are often concentrated in utility service territories where existing energy lines are scheduled for replacement. An LDC will typically contract with NPL to provide pipe replacement services and new line installations. Contract terms generally specify unit-price or fixed-price arrangements. Unit-price contracts establish prices for all of the various services to be performed during the contract period. These contracts often have annual pricing reviews. During 2013, approximately 85% of revenue was earned under unit-price contracts. As of December 31, 2013, a backlog of approximately $27 million existed with respect to outstanding fixed-priced construction contracts.

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

Competition within the industry has traditionally been limited to several regional and numerous local competitors in what has been a largely fragmented industry. Some national competitors also exist within the industry. NPL currently operates in 20 major markets nationwide. Its customers are primarily the principal LDCs in those markets. During 2013, NPL served 72 customers, with Southwest accounting for approximately 14% of NPL revenues. Additionally, two customers accounted for approximately 25% of total revenue, while four other customers individually accounted for 5% or more of NPL revenues.

Employment fluctuates between seasonal construction periods, which are normally heaviest in the summer and fall months. At December 31, 2013, NPL had 3,760 regular full-time equivalent employees. Employment peaked in August 2013 when there were 4,158 employees. Most employees are represented by unions and are covered by collective bargaining agreements, which is typical of the utility construction industry.

Operations are conducted from 23 field locations with corporate headquarters located in Phoenix, Arizona. Buildings and equipment storage yards are normally leased from third parties. The lease terms are typically five years or less.

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

NPL has a 65% interest in IntelliChoice Energy, LLC (“ICE”) and consolidates ICE as a majority owned subsidiary. ICE was established in 2009 and markets natural gas engine-driven heating, ventilating, and air conditioning (“HVAC”) technology and products. To date, ICE has not been a significant component of NPL operating results.

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

Regulatory commissions set our rates and determine what we can charge for our rate-regulated services. Our ability to obtain timely future rate increases depends on regulatory discretion. Governmental policies and regulatory actions, including those of the Arizona Corporation Commission, the California Public Utilities Commission, the Federal Energy Regulatory Commission, and the Public Utilities Commission of Nevada relating to allowed rates of return, rate structure, purchased gas and investment recovery, operation and construction of facilities, present or prospective wholesale and retail competition, changes in tax laws and policies, and changes in and compliance with environmental and safety laws such as the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 and policies, can reduce our earnings. Risks and uncertainties relating to delays in obtaining, or failure to obtain, regulatory approvals, conditions imposed in regulatory approvals, and determinations in regulatory investigations can also impact financial performance. In particular, the timing and amount of rate relief can materially impact results of operations.

We are unable to predict what types of conditions might be imposed on Southwest or what types of determinations might be made in pending or future regulatory proceedings or investigations. We nevertheless believe that it is not uncommon for conditions to be imposed in regulatory proceedings, for Southwest to agree to conditions as part of a settlement of a regulatory proceeding, or for determinations to be made in regulatory investigations that reduce our earnings and liquidity. For example, we may request recovery of a particular operating expense in a general rate case filing that a regulator disallows, negatively impacting our earnings if the expense continues to be incurred. We received regulatory approval of a settlement in our most recent Arizona general rate case filing in which we agreed to not file a general rate case in Arizona until April 30, 2016. This could result in gradual earnings deterioration as costs increase during the stay-out period. If, despite rate establishment surrounding the decoupling mechanism, approval of the mechanism is rescinded by Arizona regulators, the prohibition against the filing of general rate cases during the stay-out period will be eliminated.

We may be subject to disallowances, penalties or fines related to the operation of natural gas pipelines under recent regulations concerning natural gas pipeline safety, which could have an adverse effect on our results of operations, financial condition, and/or cash flows.

We are committed to consistently monitoring and maintaining our distribution system and storage operations to ensure that natural gas is acquired, stored and delivered safely, reliably and efficiently. Given recent high-profile natural gas accidents in the U.S., we anticipate that the natural gas industry could be the subject of increased federal, state, and local regulatory oversight over time. We intend to work diligently with industry associations and federal, state, and local regulators to ensure compliance with any new laws, such as the “Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011.” We expect there to be increased costs associated with compliance (and potential penalties for any non-compliance) with this and similar laws. If these costs are not recoverable in our customer rates, or if there are delays in recoverability due to regulatory lag, they could have a negative impact on our operating costs and financial results.

Our operating results may be adversely impacted by a prolonged economic downturn.

The economic slowdown in the United States, and particularly in our service areas, resulted in a marked decline in the new housing market and an increase in the inventory of idle/vacant homes. Commercial entities (including restaurants and other service establishments) were also impacted, resulting in reductions in operations or closures. If the recovery process regresses (or if another economic slowdown occurs), our financial condition, results of operations, and cash flows could be adversely affected. Fluctuations and uncertainties in the economy make it challenging for us to accurately forecast and plan future business activities and to identify risks that may affect our business, financial condition, and operating results. We cannot predict the timing, strength, or duration of the recovery, or any future economic slowdowns. If the economy or the markets in which we operate worsen from present levels, it may have an adverse effect on our business, financial condition, and results of operations.

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

We have life insurance policies with a net death benefit value at December 31, 2013 of approximately $238 million on members of management and other key employees to indemnify ourselves against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The net cash surrender value of these policies (which is the cash amount we would receive if we voluntarily terminated the policies) is approximately $93 million at December 31, 2013 and is included in the caption “Other property and investments” on the balance sheet. Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, the cash surrender value (but not the net death benefits) moves up and down consistent with the movements in the broader stock and bond markets. During 2013, Southwest recognized $12.4 million in Other income (deductions) due to increases in the cash surrender values of its company-owned life insurance policies and net death benefits recognized (compared to an increase of $6.6 million due to increases in cash surrender values in 2012). We are considering making changes in the underlying investment portfolio to help mitigate future volatility in company-owned life insurance policies cash surrender values. Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender value components of company-owned life insurance policies, as they progress towards the ultimate death benefits, are also recorded without tax consequences. Currently, we intend to hold the company-owned life insurance policies for their duration and purchase additional policies as necessary. Changes in the cash surrender value of company-owned life insurance policies, except as related to the purchase of additional policies, affect our earnings but not our cash flows.

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

Rate schedules in each of our service territories contain purchased gas adjustment clauses which permit us to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. We have used short-term borrowings in the past to temporarily finance increases in purchased gas costs, and we expect to do so during 2014, if the need again arises.

We may file requests for rate increases to cover the rise in the cost of purchased gas. Due to the nature of the regulatory process, there is a risk of disallowance of full recovery of these costs during any period in which there has been a substantial run-up of these costs or our costs are more volatile. Any disallowance of purchased gas costs would reduce cash flow and earnings.

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

We maintain liability insurance for some, but not all, risks associated with the operation of our natural gas pipelines and facilities. In connection with these liability insurance policies, we are responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. These liability insurance policies require us to be responsible for the first $1 million dollars (self-insured retention) of each incident plus the first $4 million in total claims above our self-insured retention in the policy year. We cannot predict the likelihood that any future event will occur which will result in a claim exceeding $1 million; however, a large claim for which we were deemed liable would reduce our earnings up to and including these self-insurance maximums.

Fixed-price contracts at NPL are subject to potential losses that could adversely affect results of operations.

NPL enters into a variety of types of contracts customary in the underground utility construction industry. These contracts include unit-priced contracts, unit-priced contracts with revenue caps, and fixed-price (lump sum) contracts. Contracts with caps and fixed-price arrangements can be susceptible to constrained profits, or even losses, especially those contracts that cover an extended-duration performance period. This is due, in part, to the necessity of estimating costs far in advance of the completion date (at bid inception). Unforeseen inflation, or other costs unanticipated at inception, can detrimentally impact profitability for these types of contracts.

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

Use of technologies presents a risk for attacks on our information systems and the stability of our operations.

Over the last several years we have undertaken a variety of initiatives to integrate, standardize, centralize and streamline our operations. These efforts have resulted in greater reliance on technological tools. The failure of any of these technologies, or our inability to have technologies supported, updated, expanded or integrated into other technologies, could adversely impact our operations. Additionally, we could experience breaches of security pertaining to sensitive customer, employee and vendor information maintained by us in the normal course of business, which could adversely affect the utility’s reputation, diminish customer confidence, disrupt operations, and subject us to possible financial liability or increased regulation or litigation, any of which could adversely affect our financial condition and results of operations.

Furthermore, we rely on information technology systems in our natural gas operations segment for our distribution and storage operations. There are various risks associated with these systems, including, hardware and software failure, communications failure, data distortion or destruction, unauthorized access to data, misuse of proprietary or confidential data, unauthorized control through electronic means, programming mistakes and other inadvertent errors or deliberate human acts. In particular, cyber security attacks, terrorism or other malicious acts could damage, destroy or disrupt our business systems. Any failure of information technology systems could result in a loss of operating revenues, an increase in operating expenses and costs to repair or replace damaged assets. As these potential cyber security attacks become more common and sophisticated, we could be required to incur costs to strengthen our systems or obtain specific insurance coverage against potential losses.

Disruptions in labor relations with NPL’s employees could adversely affect results of operations.

The majority of NPL’s labor force is covered by collective bargaining agreements with labor unions which is typical of the utility construction industry. Labor disruptions, boycotts, strikes, or significant negotiated wage and benefit increases at NPL, whether due to employee turnover or otherwise, could have a material adverse effect on NPL’s business and our results of operations and cash flows.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The plant investment of Southwest consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators, which comprise the pipeline systems and facilities located in and around the communities served. Southwest also includes other properties such as land, buildings, furnishings, work equipment, vehicles, and software systems in plant investment. The northern Nevada and northern California properties of Southwest are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Several properties are leased by Southwest, including a portion of the corporate headquarters office complex located in Las Vegas, Nevada. Total gas plant, exclusive of leased property, at December 31, 2013 was $5.4 billion, including construction work in progress. It is the opinion of management that the properties of Southwest are suitable and adequate for its purposes.

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

Information on properties of NPL can be found in this Form 10-K under Construction Services.

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

The principal market on which the common stock of the Company is traded is the New York Stock Exchange. At February 18, 2014, there were 15,314 holders of record of common stock, and the market price of the common stock was $54.35. The quarterly market price of, and dividends on, Company common stock required by this item are included in the 2013 Annual Report to Shareholders filed as an exhibit hereto and incorporated herein by reference.

In February 2014, the Board of Directors (“Board”) increased the quarterly dividend payout to 36.5 cents per share, effective with the June 2014 payment. This marks the eighth consecutive year in which the dividend was increased. Over time, the Board intends to increase the dividend such that the payout ratio approaches a local distribution company peer group average, while maintaining the Company’s stable and strong credit ratings and the ability to effectively fund future rate base growth. The timing and amount of any future increases will be based upon the Board’s continued review of the Company’s dividend rate in the context of the performance of the Company’s two operating segments and their future growth prospects. The quarterly common stock dividend declared was 26.5 cents per share throughout 2011, 29.5 cents per share throughout 2012, and 33 cents per share throughout 2013.

Item 6.	SELECTED FINANCIAL DATA

Information required by this item is included in the 2013 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is included in the 2013 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various forms of market risk, including commodity price risk, weather risk, and interest rate risk. The following describes the Company’s exposure to these risks.

Commodity Price Risk

In managing its natural gas supply portfolios, Southwest has historically entered into short duration (generally one year or less) fixed-price contracts and variable-price contracts (firm and spot). Southwest has experienced price volatility over the past several years and such volatility is expected to continue into 2014 and beyond.

Southwest is protected financially from commodity price risk by deferred energy or purchased gas adjustment (collectively “PGA”) mechanisms in each of its jurisdictions. These mechanisms generally allow Southwest to defer over- or under-collections of gas costs to PGA balancing accounts. With regulatory approval, Southwest can either refund amounts over-collected or recoup amounts under-collected in future periods. In addition to the PGA mechanism, Southwest utilizes volatility mitigation programs to attempt to further reduce price volatility for customers. Under these programs, Southwest fixes the price of a portion (for the 2013/2014 heating season, currently ranging from 25% to 35%, depending on the jurisdiction) of its natural gas portfolio using fixed-price contracts and/or derivative instruments (fixed-for-floating swaps), and where available, natural gas storage.

As part of the most recent Nevada Annual Rate Adjustment Application and associated stipulation, the Company has agreed to suspend further swaps and fixed-price purchases pursuant to the Volatility Mitigation Program for its Nevada service territories. The decision will not impact previously executed purchase arrangements. The Company along with its regulators will continue to evaluate this strategy in light of prevailing or anticipated changing market conditions.

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

Interest Rate Risk

Interest rate risk is the risk that changes in interest rates could adversely affect earnings or cash flows. The primary interest rate risk for the Company is the risk of increasing interest rates on variable-rate obligations. Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. In Nevada, fluctuations in interest rates on $150 million of variable-rate Industrial Development Revenue Bonds (“IDRBs”) are tracked and recovered from ratepayers through an interest balancing account, which mitigates risk to earnings and cash flows from interest rate fluctuations on these IDRBs between general rate cases. As of December 31, 2013 and 2012, Southwest had $60 million and $161 million, respectively, in variable-rate debt outstanding, excluding the IDRBs noted above. Assuming a constant outstanding balance in variable-rate debt for the next twelve months, a hypothetical 1% change in interest rates would increase or decrease interest expense for the next twelve months by approximately $600,000.

Other risk information is included in Item 1A. Risk Factors of this report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Southwest Gas Corporation and Notes thereto, together with the report of PricewaterhouseCoopers LLP, are included in the 2013 Annual Report to Shareholders and are incorporated herein by reference.

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

Based on the most recent evaluation, as of December 31, 2013, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

Internal Control Over Financial Reporting

The report of management of the Company required to be reported herein is incorporated by reference to the information reported in the 2013 Annual Report to Shareholders under the caption “Management’s Report on Internal Control Over Financial Reporting” on page 78.

The Attestation Report of the Independent Registered Public Accounting Firm required to be reported herein is incorporated by reference to the information reported in the 2013 Annual Report to Shareholders under the caption “Report of Independent Registered Public Accounting Firm” on page 79.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2014 Proxy Statement, which by this reference is incorporated herein.

(b) Identification of Executive Officers. The name, age, position, and period position held during the last five years for each of the Executive Officers of the Company as of December 31, 2013 are as follows:

Name	Age	Position	Period Position Held
Jeffrey W. Shaw	55	President and Chief Executive Officer Chief Executive Officer	2012-Present 2009-2012

John P. Hester	51	Executive Vice President Senior Vice President/Regulatory Affairs & Energy Resources	2013-Present 2009-2013

William N. Moody	57	Executive Vice President Senior Vice President/Staff Operations & Technology Vice President/Gas Resources	2013-Present 2012-2013 2009-2012

Roy R. Centrella	56	Senior Vice President/Chief Financial Officer Vice President/Controller and Chief Accounting Officer	2010-Present 2009-2010

Eric DeBonis	46	Senior Vice President/Operations Senior Vice President/Staff Operations & Technology Vice President/Special Projects Vice President/Central Arizona Division	2012-Present 2011-2012 2010-2011 2009-2010

Karen S. Haller	50	Senior Vice President/General Counsel and Corporate Secretary Vice President/General Counsel, Compliance Officer, and Corporate Secretary Vice President/General Counsel and Compliance Officer	2012-Present 2010-2012 2009-2010

Laura Lopez Hobbs	54	Senior Vice President/Human Resources and Administration Vice President/Administration Vice President/Human Resources	2012-Present 2010-2012 2009-2010

Edward A. Janov	59	Senior Vice President/Corporate Development Senior Vice President/Finance	2010-Present 2009-2010

Anita M. Romero	51	Senior Vice President/Staff Operations & Technology Vice President/Information Services Vice President/Special Projects Vice President/Southern Nevada Division	2013-Present 2012-2013 2011-2012 2009-2011

Kenneth J. Kenny	51	Vice President/Finance/Treasurer Vice President/Treasurer	2010-Present 2009-2010

Gregory J. Peterson	54	Vice President/Controller and Chief Accounting Officer Assistant Controller	2010-Present 2009-2010

(c) Identification of Certain Significant Employees. None.

(d) Family Relationships. No Directors or Executive Officers are related either by blood, marriage, or adoption.

(e) Business Experience. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2014 Proxy Statement, which by this reference is incorporated herein. All Executive Officers have held responsible positions with the Company for at least five years as described in (b) above.

(f) Involvement in Certain Legal Proceedings. None.

(g) Promoters and Control Persons. None.

(h) Audit Committee Financial Expert. Information with respect to the financial expert of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2014 Proxy Statement, which by this reference is incorporated herein.

(i) Identification of the Audit Committee. Information with respect to the composition of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2014 Proxy Statement, which by this reference is incorporated herein.

(j) Material Changes in Director Nomination Procedures for Security Holders. None.

Section 16(a) Beneficial Ownership Reporting Compliance. The Company has adopted procedures to assist its directors and executive officers in complying with Section 16(a) of the Exchange Act which includes assisting in the preparation of forms for filing. Based upon a review of filings with the SEC and written representations that no other reports were required, the Company believes that all of its directors and executive officers complied during 2013 with the reporting requirements of Section 16(a) of the Exchange Act, except for the following Form 4:

The exercise of 3,000 options of Company common stock by director Anne L. Mariucci on April 3, 2013 was reported on April 9, 2013.

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

Information with respect to executive compensation is set forth under the heading “Executive Compensation” in the definitive 2014 Proxy Statement, which by this reference is incorporated herein.

(a) Compensation Committee Interlocks and Insider Participation. Information with respect to Compensation Committee interlocks and insider participation is set forth under the heading “Governance of the Company” in the definitive 2014 Proxy Statement, which by this reference is incorporated herein.

(b) Compensation Committee Report. Information with respect to the Compensation Committee Report is set forth under the heading “Compensation Committee Report” in the definitive 2014 Proxy Statement, which by this reference is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2014 Proxy Statement, which by this reference is incorporated herein.

(b) Security Ownership of Management. Information with respect to security ownership of management is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2014 Proxy Statement, which by this reference is incorporated herein.

(c) Changes in Control. None.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

At December 31, 2013, the Company had three stock-based compensation plans. With respect to the first plan, the Company previously granted options to purchase shares of common stock to key employees and outside directors. The option grants in 2006 consumed the remaining options that could be issued under the option plan and no future grants are anticipated.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column a)
	(a)	(b)	(c)
(Thousands of shares)
Equity compensation plans approved by security holders	52	$27.57	—
Equity compensation plans not approved by security holders	—	—	—

Total	52	$27.57	—

Pursuant to the terms of the management incentive plan, the Company may issue performance shares to encourage key employees to remain in its employment to achieve short-term and long-term performance goals.

Plan category	Number of securities to be issued upon vesting of performance shares	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance (excluding securities reflected in column a)
	(a)	(b)	(c)
(Thousands of shares)
Equity compensation plans approved by security holders	323	$39.16	172
Equity compensation plans not approved by security holders	—	—	—

Total	323	$39.16	172

Pursuant to the terms of the restricted stock/unit plan, the Company may award restricted stock and restricted stock units to attract, motivate, retain and reward key employees with incentives for high levels of individual performance and improved financial performance of the Company and to attract, motivate, and retain experienced and knowledgeable independent directors.

Plan category	Number of securities to be issued upon vesting of restricted stock units	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance (excluding securities reflected in column a)
	(a)	(b)	(c)
(Thousands of shares)
Equity compensation plans approved by security holders	245	$38.00	150
Equity compensation plans not approved by security holders	—	—	—

Total	245	$38.00	150

Additional information regarding the three equity compensation plans is included in Note 10 of the Notes to Consolidated Financial Statements in the 2013 Annual Report to Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions, and director independence is set forth under the heading “Governance of the Company” in the definitive 2014 Proxy Statement, which by this reference is incorporated herein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to accounting fees and services associated with PricewaterhouseCoopers LLP is set forth under the heading “Selection of Independent Registered Public Accounting Firm” in the definitive 2014 Proxy Statement, which by this reference is incorporated herein.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report on Form 10-K:

(1)	The Consolidated Financial Statements of the Company (including the Report of Independent Registered Public Accounting Firm) required to be reported herein are incorporated by reference to the information reported in the 2013 Annual Report to Shareholders under the following captions:

(2)	All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(3)	See LIST OF EXHIBITS.

(b)	See LIST OF EXHIBITS.

LIST OF EXHIBITS

Exhibit Number	Description of Document

3(i)	Restated Articles of Incorporation, as amended. Incorporated herein by reference to Exhibit 3(i) to Form 10–Q for the quarter ended September 30, 2007, File No. 1-07850.

3(ii)	Amended Bylaws of Southwest Gas Corporation. Incorporated herein by reference to Exhibit 3(ii) to Form 8–K dated July 31, 2012, File No. 1-07850.

4.01	Indenture between City of Big Bear Lake, California, and Harris Trust and Savings Bank as Trustee, dated December 1, 1993, with respect to the issuance of $50,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation Project), 1993 Series A, due 2028. Incorporated herein by reference to Exhibit 4.11 to Form 10-K for the year ended December 31, 1993, File No. 1-07850.

4.02	Indenture between the Company and Harris Trust and Savings Bank dated July 15, 1996, with respect to Debt Securities. Incorporated herein by reference to Exhibit 4.04 to Form 8-K dated July 26, 1996, File No. 1–07850.

4.03	First Supplemental Indenture of the Company to Harris Trust and Savings Bank dated August 1, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to 7 1/2% and 8% Debentures, due 2006 and 2026, respectively. Incorporated herein by reference to Exhibit 4.11 to Form 8-K dated July 31, 1996, File No. 1-07850.

4.04	Second Supplemental Indenture of the Company to Harris Trust and Savings Bank dated December 30, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to Medium-Term Notes. Incorporated herein by reference to Exhibit 4.04 to Form 8-K dated December 30, 1996, File No. 1–07850.

4.05	Indenture between Clark County, Nevada, and Harris Trust and Savings Bank as Trustee, dated as of October 1, 1999, with respect to the issuance of $35,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation), Series 1999A and Taxable Series 1999B or convertibles of Series B (Series C and D), due 2038. Incorporated herein by reference to Exhibit 4.20 to Form 10-K for the year ended December 31, 1999, File No. 1-07850.

4.06	Certificate of Trust of Southwest Gas Capital III. Incorporated herein by reference to Exhibit 4.04 to Form S–3 dated August 7, 2003, File No. 333-106419.

4.07	Certificate of Trust of Southwest Gas Capital IV. Incorporated herein by reference to Exhibit 4.05 to Form S–3 dated August 7, 2003, File No. 333-106419.

4.08	Trust Agreement of Southwest Gas Capital III. Incorporated herein by reference to Exhibit 4.07 to Form S-3 dated August 7, 2003, File No. 333-106419.

4.09	Trust Agreement of Southwest Gas Capital IV. Incorporated herein by reference to Exhibit 4.08 to Form S-3 dated August 7, 2003, File No. 333-106419.

4.10	Form of Common Stock Certificate. Incorporated herein by reference to Exhibit 4 to Form 8-K dated July 22, 2003, File No. 1-07850.

4.11	Indenture between Clark County, Nevada, and BNY Midwest Trust Company as Trustee, dated as of July 1, 2004, with respect to the issuance of $65,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation), Series 2004A, due 2034. Incorporated herein by reference to Exhibit 4 to Form 10-Q for the quarter ended September 30, 2004, File No. 1-07850.

4.12	Indenture between Clark County, Nevada, and BNY Midwest Trust Company as Trustee, dated as of October 1, 2004, with respect to the issuance of $75,000,000 Industrial Development Refunding Revenue Bonds (Southwest Gas Corporation), Series 2004B, due 2033. Incorporated herein by reference to Exhibit 4.01 to Form 10-K for the year ended December 31, 2004, File No. 1-07850.

Exhibit Number	Description of Document

4.13	Indenture of Trust between Clark County, Nevada, and the Bank of New York Trust Company, N.A. as Trustee, dated as of October 1, 2005, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2005A. Incorporated herein by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2005, File No. 1-07850.

4.14	Indenture of Trust between Clark County, Nevada, and the Bank of New York Trust Company, N.A. as Trustee, dated as of September 1, 2006, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2006A. Incorporated herein by reference to Exhibit 4.01 to Form 10-Q for the quarter ended September 30, 2006, File No. 1-07850.

4.15	Indenture of Trust between Clark County, Nevada, and the BNY Midwest Trust Company, as Trustee, dated as of March 1, 2003, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2003. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended September 30, 2008, File No. 1-07850.

4.16	Indenture of Trust between Clark County, Nevada and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of September 1, 2008, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2008A. Incorporated herein by reference to Exhibit 10.02 to Form 10-Q for the quarter ended September 30, 2008, File No. 1-07850.

4.17	Indenture of Trust between Clark County, Nevada and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated December 1, 2009, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2009A. Incorporated herein by reference to Exhibit 4.27 to Form 10-K for the year ended December 31, 2009, File No. 1-07850.

4.18	Note Purchase Agreement, dated November 18, 2010, by and between the Company and Metropolitan Life Insurance Company, John Hancock Life Insurance Company (U.S.A.), certain of their respective affiliates, and Union Fidelity Life Insurance Company. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated November 18, 2010, File No. 1-07850.

4.19	Form of 6.1% Senior Note due 2041. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated November 18, 2010, File No. 1-07850.

4.20	Indenture, dated December 7, 2010, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated December 7, 2010, File No. 1-07850.

4.21	First Supplemental Indenture, dated as of December 10, 2010, supplementing and amending the indenture dated as of December 7, 2010, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (including the Form of 4.45% Senior Notes due 2020). Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated December 10, 2010, File No. 1-07850.

4.22	Indenture, dated March 23, 2012, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated March 20, 2012, File No. 1-07850.

4.23	Indenture, dated as of October 4, 2013, by and between Southwest Gas Corporation and the Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated October 1, 2013. File No. 1-07850.

4.24	The Company hereby agrees to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Southwest Gas Corporation or its subsidiaries; the total amount of securities authorized thereunder does not exceed 10% of the consolidated total assets of Southwest Gas Corporation and its subsidiaries.

Exhibit Number	Description of Document

10.01	Project Agreement between the Company and City of Big Bear Lake, California, dated as of December 1, 1993. Incorporated herein by reference to Exhibit 10.05 to Form 10-K for the year ended December 31, 1993, File No. 1-07850.

10.02	Amended and Restated Lease Agreement between the Company and Spring Mountain Road Associates, dated as of July 1, 1996. Incorporated herein by reference to Exhibit 10 to Form 10-Q for the quarter ended September 30, 1996, File No. 1-07850.

10.03 *	Southwest Gas Corporation Supplemental Retirement Plan, amended and restated as of January 1, 2005. Incorporated herein by reference to Exhibit 10.03 to Form 10-K for the year ended December 31, 2007, File No. 1–07850.

10.04 *	Southwest Gas Corporation Board of Directors Retirement Plan, amended and restated as of January 1, 2005. Incorporated herein by reference to Exhibit 10.04 to Form 10-K for the year ended December 31, 2007, File No. 1-07850.

10.05 *	Form of Change in Control Agreement with Company Officers. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated November 14, 2013, File No. 1-07850.

10.06 *	Southwest Gas Corporation Management Incentive Plan, amended and restated effective January 20, 2009. Incorporated herein by reference to Appendix A to the Proxy Statement dated March 18, 2009, File No. 1–07850.

10.07 *	Southwest Gas Corporation 2002 Stock Incentive Plan. Incorporated herein by reference to the Proxy Statement dated April 2, 2002, File No. 1-07850. Southwest Gas Corporation 1996 Stock Incentive Plan. Incorporated herein by reference to Appendix C to the Proxy Statement dated May 30, 1996, File No. 1–07850.

10.08 *	Southwest Gas Corporation Executive Deferral Plan, amended and restated March 1, 2008, effective January 1, 2005. Southwest Gas Corporation Executive Deferral Plan, amended and restated effective January 1, 2009. Incorporated herein by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2008, File No. 1-07850.

10.09 *	Southwest Gas Corporation Directors Deferral Plan, amended and restated effective January 1, 2009. Incorporated herein by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2008, File No. 1-07850.

10.10	Financing agreement dated as of March 1, 2003 by and between Clark County, Nevada, and Southwest Gas Corporation relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2003A, Series 2003B, Series 2003C, Series 2003D and Series 2003E. Incorporated herein by reference to Exhibit 10 to Form 10-Q for the quarter ended September 30, 2003, File No. 1-07850.

10.11 *	Form of Executive Option Grant under 2002 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10 to Form 10-Q for the quarter ended September 30, 2004, File No. 1-07850.

10.12	Financing Agreement dated as of October 1, 2004 by and between the Company and Clark County, Nevada, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2004B. Incorporated herein by reference to Exhibit 10.01 to Form 10-K for the year ended December 31, 2004, File No. 1-07850.

10.13	First Amendment to Financing Agreement by and between Clark County, Nevada, and Southwest Gas Corporation dated as of July 1, 2005, amending the Financing Agreement dated as of March 1, 2003, with respect to Clark County, Nevada Industrial Development Revenue Bonds Series 2003A, Series 2003B, Series 2003C, Series 2003D, and Series 2003E. Incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2005, File No. 1-07850.

10.14	Financing Agreement dated as of October 1, 2005 by and between Clark County, Nevada, and Southwest Gas Corporation relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2005A. Incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2005, File No. 1-07850.

Exhibit Number	Description of Document

10.15	Financing Agreement dated as of September 1, 2006 by and between Clark County, Nevada, and Southwest Gas Corporation relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2006A. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended September 30, 2006, File No. 1-07850.

10.16	Financing Agreement between Clark County, Nevada, and Southwest Gas Corporation, dated as of September 1, 2008, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2008A. Incorporated herein by reference to Exhibit 10.03 to Form 10-Q for the quarter ended September 30, 2008, File No. 1-07850.

10.17	Financing Agreement between Clark County, Nevada and Southwest Gas Corporation, dated December 1, 2009, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2009A. Incorporated herein by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2009, File No. 1-07850.

10.18	$300 million Credit Facility. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 15, 2012, File No. 1-07850.

10.19 *	Southwest Gas Corporation 2006 Restricted Stock/Unit Plan, as amended and restated. Incorporated herein by reference to Appendix A to the Proxy Statement dated March 28, 2012, File No. 1-07850.

99.01	NPL Credit Facility Agreement. Incorporated herein by reference to Exhibit 99.01 to Form 10-Q for the quarter ended June 30, 2012, File No. 1-07850.

99.02	NPL Credit Facility Agreement – First Amendment. Incorporated herein by reference to Exhibit 99.01 to Form 10-Q for the quarter ended September 30, 2012, File No. 1-07850.

99.03	NPL Credit Facility Agreement – Second Amendment. Incorporated herein by reference to Exhibit 99.02 to Form 10-Q for the quarter ended September 30, 2012, File No. 1-07850.

12.01	Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.

13.01	Portions of 2013 Annual Report to Shareholders incorporated by reference to the Form 10-K.

21.01	List of subsidiaries of Southwest Gas Corporation.

23.01	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.01	Section 302 Certifications.

32.01	Section 906 Certifications.

101.01	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to the Consolidated Financial Statements.

*	Management Contracts or Compensation Plans

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS CORPORATION

Date: February 27, 2014	By	/S/ JEFFREY W. SHAW
Jeffrey W. Shaw
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT L. BOUGHNER (Robert L. Boughner)	Director	February 27, 2014

/S/ JOSÉ A. CÁRDENAS (José A. Cárdenas)	Director	February 27, 2014

/S/ THOMAS E. CHESTNUT (Thomas E. Chestnut)	Director	February 27, 2014

/S/ STEPHEN C. COMER (Stephen C. Comer)	Director	February 27, 2014

/S/ LEROY C. HANNEMAN, JR. (LeRoy C. Hanneman, Jr.)	Director	February 27, 2014

/S/ MICHAEL O. MAFFIE (Michael O. Maffie)	Director	February 27, 2014

/S/ ANNE L. MARIUCCI (Anne L. Mariucci)	Director	February 27, 2014

/S/ MICHAEL J. MELARKEY (Michael J. Melarkey)	Chairman of the Board of Directors	February 27, 2014

/S/ JEFFREY W. SHAW (Jeffrey W. Shaw)	Director, President and Chief Executive Officer	February 27, 2014

/S/ A. RANDALL THOMAN (A. Randall Thoman)	Director	February 27, 2014

/S/ THOMAS A. THOMAS (Thomas A. Thomas)	Director	February 27, 2014

/S/ TERRENCE L. WRIGHT (Terrence L. Wright)	Director	February 27, 2014

/S/ ROY R. CENTRELLA (Roy R. Centrella)	Senior Vice President/ Chief Financial Officer	February 27, 2014

/S/ GREGORY J. PETERSON (Gregory J. Peterson)	Vice President, Controller, and Chief Accounting Officer	February 27, 2014