Form 10-Q
period 2014-03-31
SOUTHWEST GAS CORP
filed 2014-05-07
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $1 Par Value, 46,503,111 shares as of April 28, 2014.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2014

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except par value)

(Unaudited)

	MARCH 31,	DECEMBER 31,
	2014	2013
ASSETS
Utility plant:
Gas plant	$5,341,734	$5,252,469
Less: accumulated depreciation	(1,900,044)	(1,868,504)
Acquisition adjustments, net	685	730
Construction work in progress	70,285	101,413

Net utility plant	3,512,660	3,486,108

Other property and investments	262,187	260,871

Current assets:
Cash and cash equivalents	85,366	41,077
Accounts receivable, net of allowances	205,511	219,469
Accrued utility revenue	44,100	72,700
Income taxes receivable, net	—	3,790
Deferred income taxes	4,979	31,130
Deferred purchased gas costs	75,196	18,217
Prepaids and other current assets	84,661	108,289

Total current assets	499,813	494,672

Deferred charges and other assets	326,147	323,523

Total assets	$4,600,807	$4,565,174

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized—60,000,000 shares; issued and outstanding—46,495,191 and 46,356,125 shares)	$48,125	$47,986
Additional paid-in capital	843,463	840,521
Accumulated other comprehensive income (loss), net	(40,668)	(41,698)
Retained earnings	621,304	567,714

Total Southwest Gas Corporation equity	1,472,224	1,414,523
Noncontrolling interest	(2,214)	(2,128)

Total equity	1,470,010	1,412,395
Long-term debt, less current maturities	1,368,632	1,381,327

Total capitalization	2,838,642	2,793,722

Current liabilities:
Current maturities of long-term debt	11,158	11,105
Accounts payable	122,212	183,511
Customer deposits	73,669	73,367
Income taxes payable	14,588	—
Accrued general taxes	54,743	39,681
Accrued interest	23,563	17,920
Other current liabilities	117,141	108,580

Total current liabilities	417,074	434,164

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	662,583	674,411
Taxes payable	244	284
Accumulated removal costs	285,000	279,000
Other deferred credits	397,264	383,593

Total deferred income taxes and other credits	1,345,091	1,337,288

Total capitalization and liabilities	$4,600,807	$4,565,174

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2014

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		TWELVE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2014	2013	2014	2013
Operating revenues:
Gas operating revenues	$486,493	$493,600	$1,293,047	$1,284,615
Construction revenues	121,903	119,905	652,626	599,023

Total operating revenues	608,396	613,505	1,945,673	1,883,638

Operating expenses:
Net cost of gas sold	191,377	200,608	426,770	437,463
Operations and maintenance	102,408	97,087	390,235	371,216
Depreciation and amortization	62,891	58,933	240,775	228,192
Taxes other than income taxes	11,456	11,795	45,212	42,792
Construction expenses	113,199	106,688	579,795	528,680

Total operating expenses	481,331	475,111	1,682,787	1,608,343

Operating income	127,065	138,394	262,886	275,295

Other income and (expenses):
Net interest deductions	(17,519)	(15,878)	(65,341)	(66,739)
Other income (deductions)	1,612	4,069	9,843	3,052

Total other income and (expenses)	(15,907)	(11,809)	(55,498)	(63,687)

Income before income taxes	111,158	126,585	207,388	211,608
Income tax expense	40,461	45,911	72,492	77,130

Net income	70,697	80,674	134,896	134,478
Net income (loss) attributable to noncontrolling interest	(86)	(99)	(434)	(707)

Net income attributable to Southwest Gas Corporation	$70,783	$80,773	$135,330	$135,185

Basic earnings per share	$1.52	$1.75	$2.92	$2.93

Diluted earnings per share	$1.51	$1.73	$2.89	$2.90

Dividends declared per share	$0.365	$0.330	$1.355	$1.215

Average number of common shares outstanding	46,440	46,251	46,364	46,160
Average shares outstanding (assuming dilution)	46,871	46,650	46,812	46,600

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2014

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED		TWELVE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2014	2013	2014	2013
Net income	$70,697	$80,674	$134,896	$134,478

Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	62,214	(46,409)
Amortization of prior service cost	55	55	220	55
Amortization of transition obligation	—	—	—	404
Amortization of net actuarial loss	3,667	5,298	19,559	17,200
Prior service cost	—	—	—	(1,502)
Regulatory adjustment	(3,210)	(4,702)	(75,159)	25,442

Net defined benefit pension plans	512	651	6,834	(4,810)

Forward-starting interest rate swaps:
Amounts reclassified into net income	518	518	2,074	2,074

Net forward-starting interest rate swaps	518	518	2,074	2,074

Total other comprehensive income (loss), net of tax	1,030	1,169	8,908	(2,736)

Comprehensive income	71,727	81,843	143,804	131,742
Comprehensive income (loss) attributable to noncontrolling interest	(86)	(99)	(434)	(707)

Comprehensive income attributable to Southwest Gas Corporation	$71,813	$81,942	$144,238	$132,449

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2014

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED		TWELVE MONTHS ENDED
	MARCH 31		MARCH 31
	2014	2013	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$70,697	$80,674	$134,896	$134,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,891	58,933	240,775	228,192
Deferred income taxes	13,692	40,241	42,090	66,983
Changes in current assets and liabilities:
Accounts receivable, net of allowances	13,958	(11,404)	2,806	2,418
Accrued utility revenue	28,600	28,400	(500)	100
Deferred purchased gas costs	(56,979)	(51,444)	(116,678)	(34,233)
Accounts payable	(66,641)	(37,931)	(1,042)	(7,844)
Accrued taxes	33,400	20,733	13,592	(1,042)
Other current assets and liabilities	36,522	34,141	7,465	(21,220)
Gains on sale	(2,429)	(834)	(5,707)	(7,460)
Changes in undistributed stock compensation	2,761	2,659	7,060	6,695
AFUDC and property-related changes	(498)	(471)	(2,301)	(2,092)
Changes in other assets and deferred charges	(11,134)	(11,859)	(20,994)	(11,168)
Changes in other liabilities and deferred credits	17,155	(18,237)	53,141	(255)

Net cash provided by operating activities	141,995	133,601	354,603	353,552

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(76,892)	(53,237)	(387,931)	(363,984)
Changes in customer advances	4,105	906	10,972	4,434
Miscellaneous inflows	3,593	1,600	10,458	13,299
Miscellaneous outflows	—	—	—	(2,004)

Net cash used in investing activities	(69,194)	(50,731)	(366,501)	(348,255)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	107	1,175	567	2,024
Dividends paid	(15,343)	(13,658)	(61,220)	(54,483)
Issuance of long-term debt, net	1,025	4,664	307,651	168,304
Retirement of long-term debt	(3,781)	(69,500)	(71,294)	(419,121)
Change in credit facility and commercial paper	(10,000)	2,000	(113,000)	113,000
Other	(520)	—	1,479	—

Net cash provided by (used in) financing activities	(28,512)	(75,319)	64,183	(190,276)

Change in cash and cash equivalents	44,289	7,551	52,285	(184,979)
Cash and cash equivalents at beginning of period	41,077	25,530	33,081	218,060

Cash and cash equivalents at end of period	$85,366	$33,081	$85,366	$33,081

Supplemental information:
Interest paid, net of amounts capitalized	$10,474	$13,146	$56,058	$63,339
Income taxes paid	238	634	6,454	4,666

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2014

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

Basis of Presentation. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2013 Annual Report to Shareholders, which is incorporated by reference into the 2013 Form 10-K.

Prepaids and other current assets. Prepaids and other current assets includes gas pipe inventory and operating supplies of $21 million at both March 31, 2014 and December 31, 2013.

Cash and Cash Equivalents. For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and financial instruments with a purchase-date maturity of three months or less. Cash and cash equivalents fall within Level 1 (quoted prices for identical financial instruments) of the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability. Upon contract expiration, customer advances of approximately $1.6 million and $2.8 million, during the first quarters of 2014 and 2013, respectively, were applied as contributions toward utility construction activity and represent non-cash investing activity.

Intercompany Transactions. NPL recognizes revenues generated from contracts with Southwest (see Note 3—Segment Information below). Accounts receivable for these services are presented in the table below (thousands of dollars):

	March 31, 2014	December 31, 2013
Accounts receivable for NPL services	$7,245	$10,787

The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with accounting treatment for rate-regulated entities.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2014

Other Property and Investments. Other property and investments includes (millions of dollars):

	March 31, 2014	December 31, 2013
NPL property and equipment	$325	$320
NPL accumulated provision for depreciation and amortization	(168)	(163)
Net cash surrender value of COLI policies	94	93
Other property	11	11

Total	$262	$261

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in the condensed consolidated statements of income (thousands of dollars):

	Three Months Ended		Twelve Months Ended
	March 31		March 31
	2014	2013	2014	2013
Change in COLI policies	$900	$3,800	$9,500	$5,200
Interest income	497	120	838	818
Pipe replacement costs	—	(85)	(47)	(2,756)
Miscellaneous income and (expense)	215	234	(448)	(210)

Total other income (deductions)	$1,612	$4,069	$9,843	$3,052

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

Reclassifications. A reclassification was made to the prior year’s financial information between two categories on the Condensed Consolidated Statements of Comprehensive Income to present it on a basis comparable with the current year’s presentation, with no impact on comprehensive income overall.

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

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2014

	Qualified Retirement Plan
	Period Ended March 31,
	Three Months		Twelve Months
(Thousands of dollars)	2014	2013	2014	2013
Service cost	$5,340	$5,764	$22,632	$21,004
Interest cost	10,861	9,401	39,067	38,100
Expected return on plan assets	(13,336)	(12,460)	(50,716)	(46,795)
Amortization of net actuarial loss	5,718	8,066	29,913	25,978

Net periodic benefit cost	$8,583	$10,771	$40,896	$38,287

	SERP
	Period Ended March 31,
	Three Months		Twelve Months
(Thousands of dollars)	2014	2013	2014	2013
Service cost	$73	$94	$352	$299
Interest cost	436	383	1,588	1,605
Amortization of net actuarial loss	196	243	924	755

Net periodic benefit cost	$705	$720	$2,864	$2,659

	PBOP
	Period Ended March 31,
	Three Months		Twelve Months
(Thousands of dollars)	2014	2013	2014	2013
Service cost	$276	$305	$1,191	$1,037
Interest cost	707	620	2,569	2,531
Expected return on plan assets	(816)	(706)	(2,934)	(2,509)
Amortization of prior service cost	89	89	355	89
Amortization of transition obligation	—	—	—	650
Amortization of net actuarial loss	—	236	709	1,009

Net periodic benefit cost	$256	$544	$1,890	$2,807

Note 3 – Segment Information

The following tables present revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas Operations	Construction Services	Total
Three months ended March 31, 2014
Revenues from external customers	$486,493	$98,153	$584,646
Intersegment revenues	—	23,750	23,750

Total	$486,493	$121,903	$608,396

Segment net income (loss)	$72,599	$(1,816)	$70,783

Three months ended March 31, 2013
Revenues from external customers	$493,600	$104,866	$598,466
Intersegment revenues	—	15,039	15,039

Total	$493,600	$119,905	$613,505

Segment net income	$79,292	$1,481	$80,773

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2014

	Natural Gas Operations	Construction Services	Total
Twelve months ended March 31, 2014
Revenues from external customers	$1,293,047	$555,762	$1,848,809
Intersegment revenues	—	96,864	96,864

Total	$1,293,047	$652,626	$1,945,673

Segment net income	$117,476	$17,854	$135,330

Twelve months ended March 31, 2013
Revenues from external customers	$1,284,615	$516,655	$1,801,270
Intersegment revenues	—	82,368	82,368

Total	$1,284,615	$599,023	$1,883,638

Segment net income	$116,545	$18,640	$135,185

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

As part of the June 2013 Nevada Annual Rate Adjustment and associated stipulation, the Company agreed to suspend further Swaps and fixed-price purchases pursuant to the Volatility Mitigation Program for its Nevada service territories. The decision will not impact previously executed purchase agreements. The Company, along with its regulators, will continue to evaluate this strategy in light of prevailing or anticipated changing market conditions.

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on a portion (up to 35%, depending on the jurisdiction) of its natural gas supply portfolios. The maturities of the Swaps highly correlate to forecasted purchases of natural gas, during time frames ranging from April 2014 through March 2016. Under such contracts, Southwest pays the counterparty at a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas. Only the net differential is actually paid or received. The differential is calculated based on the notional amounts under the contracts, which are detailed in the table below (thousands of dekatherms):

	March 31, 2014	December 31, 2013
Contract notional amounts	7,664	13,571

Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

The following table sets forth the gains and (losses) recognized on the Company’s Swaps (derivatives) for the three-and twelve-month periods ended March 31, 2014 and 2013 and their location in the Condensed Consolidated Statements of Income (thousands of dollars):

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2014

Gains (losses) recognized in income for derivatives not designated as hedging instruments:

(Thousands of dollars)

	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended				Twelve Months Ended
		March 31				March 31
Instrument		2014		2013		2014		2013
Swaps	Net cost of gas sold	$5,990		$5,076		$1,890		$7,158
Swaps	Net cost of gas sold	(5,990	)*	(5,076	)*	(1,890	)*	(7,158	)*

Total		$—		$—		$—		$—

*	Represents the impact of regulatory deferral accounting treatment under U.S. GAAP for rate-regulated entities.

No gains (losses) were recognized in income or other comprehensive income during the periods presented for derivatives designated as cash flow hedging instruments. Previously, Southwest entered into two forward-starting interest rate swaps (“FSIRS”) to hedge the risk of interest rate variability during the period leading up to the issuance of fixed-rate debt. At settlement of the first FSIRS in December 2010, Southwest paid an aggregate $11.7 million to the counterparties. The second FSIRS terminated in March 2012 at which time Southwest paid counterparties an aggregate $21.8 million. The losses on both FSIRS are being amortized over ten-year periods from Accumulated other comprehensive income (loss) and into interest expense.

The following table sets forth the fair values of the Company’s Swaps and their location in the Condensed Consolidated Balance Sheets (thousands of dollars):

Fair values of derivatives not designated as hedging instruments:

March 31, 2014 Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total
Swaps	Deferred charges and other assets	$352	$(16)	$336
Swaps	Prepaids and other current assets	2,171	—	2,171

Total		$2,523	$(16)	$2,507

December 31, 2013 Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total
Swaps	Deferred charges and other assets	$257	$(77)	$180
Swaps	Prepaids and other current assets	1,054	(253)	801
Swaps	Other current liabilities	126	(282)	(156)
Swaps	Other deferred credits	7	(11)	(4)

Total		$1,444	$(623)	$821

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

The following table shows the amounts Southwest paid to and received from counterparties for settlements of matured Swaps.

(Thousands of dollars)	Three Months Ended March 31, 2014	Twelve Months Ended March 31, 2014
Paid to counterparties	$15	$2,294

Received from counterparties	$4,319	$4,869

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2014

The following table details the regulatory assets/(liabilities) offsetting the derivatives at fair value in the Condensed Consolidated Balance Sheets (thousands of dollars).

March 31, 2014 Instrument	Balance Sheet Location	Net Total
Swaps	Other deferred credits	$(336)
Swaps	Other current liabilities	(2,171)

December 31, 2013 Instrument	Balance Sheet Location	Net Total
Swaps	Other deferred credits	$(180)
Swaps	Other current liabilities	(801)
Swaps	Prepaids and other current assets	156
Swaps	Deferred charges and other assets	4

Fair Value Measurements. The estimated fair values of Southwest’s Swaps were determined at March 31, 2014 and December 31, 2013 using New York Mercantile Exchange (“NYMEX”) futures settlement prices for delivery of natural gas at Henry Hub adjusted by the price of NYMEX ClearPort basis Swaps, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs (inputs, other than quoted prices, for similar assets or liabilities) are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measure.

The following table sets forth by level within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability, the Company’s financial assets and liabilities recorded at fair value:

Level 2 – Significant other observable inputs

(Thousands of dollars)	March 31, 2014	December 31, 2013
Assets at fair value:
Prepaids and other current assets—Swaps	$2,171	$801
Deferred charges and other assets—Swaps	336	180
Liabilities at fair value:
Other current liabilities—Swaps	—	(156)
Other deferred credits—Swaps	—	(4)

Net Assets (Liabilities)	$2,507	$821

No financial assets or liabilities accounted for at fair value fell within Level 1 (quoted prices in active markets for identical financial assets) or Level 3 (significant unobservable inputs) of the fair value hierarchy.

Note 5 – Long-Term Debt

Carrying amounts of the Company’s long-term debt and their related estimated fair values as of March 31, 2014 and December 31, 2013 are disclosed in the following table. The fair values of the revolving credit facility (including commercial paper), the NPL revolving credit facility, and the variable-rate Industrial Development Revenue Bonds (“IDRBs”) approximate their carrying values, and are categorized as Level 1 (quoted prices for identical financial instruments or liabilities that can be accessed at the measurement date) within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability. The market values of debentures (except the 6.1% Notes) and fixed-rate IDRBs are categorized as Level 2. The 6.1% Notes (private placement, not actively traded) and NPL other debt obligations (not actively traded) are categorized as Level 3 (based on significant unobservable inputs to their fair values). Fair values for the debentures, fixed-rate IDRBs, and NPL other debt obligations were determined through a market-based valuation approach, where fair market values are determined based on evaluated pricing data, such as broker quotes and yields for similar securities adjusted for observable

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2014

differences. Significant inputs used in the valuation generally include benchmark yield curves and issuer spreads. The external credit rating, coupon rate, and maturity of each security are considered in the valuation, as applicable.

	March 31, 2014		December 31, 2013
(Thousands of dollars)	Carrying Amount	Market Value	Carrying Amount	Market Value
Debentures:
Notes, 4.45%, due 2020	$125,000	$134,433	$125,000	$130,953
Notes, 6.1%, due 2041	125,000	148,894	125,000	141,873
Notes, 3.875%, due 2022	250,000	255,923	250,000	252,485
Notes, 4.875%, due 2043	250,000	268,873	250,000	257,280
8% Series, due 2026	75,000	101,735	75,000	96,263
Medium-term notes, 7.59% series, due 2017	25,000	28,691	25,000	28,741
Medium-term notes, 7.78% series, due 2022	25,000	31,585	25,000	30,586
Medium-term notes, 7.92% series, due 2027	25,000	33,402	25,000	31,497
Medium-term notes, 6.76% series, due 2027	7,500	9,021	7,500	8,468
Unamortized discount	(5,478)		(5,560)

	902,022		901,940

Revolving credit facility and commercial paper	—	—	10,000	10,000

Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Fixed-rate bonds:
5.25% 2003 Series D, due 2038	20,000	20,289	20,000	20,150
5.25% 2004 Series A, due 2034	65,000	65,051	65,000	64,522
5.00% 2004 Series B, due 2033	31,200	31,229	31,200	30,284
4.85% 2005 Series A, due 2035	100,000	99,709	100,000	95,192
4.75% 2006 Series A, due 2036	24,855	24,539	24,855	22,974
Unamortized discount	(2,743)		(2,776)

	438,312		438,279

NPL credit facility	—	—	—	—
NPL other debt obligations	39,456	39,465	42,213	42,119

	1,379,790		1,392,432
Less: current maturities	(11,158)		(11,105)

Long-term debt, less current maturities	$1,368,632		$1,381,327

In March 2014, the Company amended its $300 million credit facility. The facility was previously scheduled to expire in March 2017 and was extended to March 2019. The Company will continue to use $150 million of the facility as long-term debt and the remaining $150 million for working capital purposes. In addition to extending the credit facility, among other amendments, the applicable margins and unused commitment fees were reduced and the Pricing Level definitions were modified. Interest rates for the credit facility are calculated at either the London Interbank Offered Rate (“LIBOR”) or an “alternate base rate,” plus in each case an applicable margin that is determined based on the Company’s senior unsecured debt rating. At March 31, 2014, the applicable margin is 1% for loans bearing interest with reference to LIBOR and 0% for loans bearing interest with reference to the alternative base rate.

Also in March 2014, the Company amended its 6.1% $125 million notes (“Notes”) note purchase agreement. The amendment modifies the Permitted Lien category permitting liens securing indebtedness not to exceed 10% of total capitalization as of the end of any quarter. This provision in the agreement prohibits liens on any property securing other indebtedness under bank facilities unless the Notes are secured in a similar manner. The provision was amended to clarify that it only applies to bank facilities of Southwest Gas Corporation.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2014

Note 6 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income

The table below provides details of activity in equity during the three months ended March 31, 2014.

	Southwest Gas Corporation Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interest	Total
(In thousands, except per share amounts)	Shares	Amount
DECEMBER 31, 2013	46,356	$47,986	$840,521	$(41,698)	$567,714	$(2,128)	$1,412,395
Common stock issuances	139	139	2,942				3,081
Net income (loss)					70,783	(86)	70,697
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				512			512
Amounts reclassified to net income, net of tax (FSIRS)				518			518
Dividends declared
Common: $0.365 per share					(17,193)		(17,193)

MARCH 31, 2014	46,495	$48,125	$843,463	$(40,668)	$621,304	$(2,214)	$1,470,010

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

Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

(Thousands of dollars)

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of net actuarial (gain)/loss	$5,914	$(2,247)	$3,667	$8,545	$(3,247)	$5,298
Amortization of prior service cost	89	(34)	55	89	(34)	55
Regulatory adjustment	(5,178)	1,968	(3,210)	(7,584)	2,882	(4,702)

Pension plans other comprehensive income (loss)	825	(313)	512	1,050	(399)	651
FSIRS (designated hedging activities):
Amounts reclassified into net income	836	(318)	518	836	(318)	518

FSIRS other comprehensive income	836	(318)	518	836	(318)	518

Total other comprehensive income (loss)	$1,661	$(631)	$1,030	$1,886	$(717)	$1,169

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2014

	Twelve Months Ended March 31, 2014			Twelve Months Ended March 31, 2013
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$100,345	$(38,131)	$62,214	$(74,853)	$28,444	$(46,409)
Amortization of prior service cost	355	(135)	220	89	(34)	55
Amortization of transition obligation	—	—	—	650	(246)	404
Amortization of net actuarial (gain)/loss	31,546	(11,987)	19,559	27,742	(10,542)	17,200
Prior service cost	—	—	—	(2,423)	921	(1,502)
Regulatory adjustment	(121,224)	46,065	(75,159)	41,036	(15,594)	25,442

Pension plans other comprehensive income (loss)	11,022	(4,188)	6,834	(7,759)	2,949	(4,810)
FSIRS (designated hedging activities):
Amounts reclassified into net income	3,345	(1,271)	2,074	3,345	(1,271)	2,074

FSIRS other comprehensive income (loss)	3,345	(1,271)	2,074	3,345	(1,271)	2,074

Total other comprehensive income (loss)	$14,367	$(5,459)	$8,908	$(4,414)	$1,678	$(2,736)

Tax amounts are calculated using a 38% rate.

Approximately $2.1 million of realized losses (net of tax) related to the FSIRS, reported in Accumulated other comprehensive income (“AOCI”) at March 31, 2014, will be reclassified into interest expense within the next 12 months, as the related interest payments on long-term debt occur.

The following represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets:

AOCI—Rollforward

(Thousands of dollars)

	Defined Benefit Plans			FSIRS
	Before- Tax	Tax (Expense) Benefit	After- Tax	Before- Tax	Tax (Expense) Benefit	After- Tax	AOCI
Beginning Balance AOCI December 31, 2013	$(41,223)	$15,665	$(25,558)	$(26,033)	$9,893	$(16,140)	$(41,698)

Other comprehensive income before reclassifications	—	—	—	—	—	—	—
FSIRS amounts reclassified from AOCI (1)	—	—	—	836	(318)	518	518
Amortization of prior service cost (2)	89	(34)	55	—	—	—	55
Amortization of net actuarial loss (2)	5,914	(2,247)	3,667	—	—	—	3,667
Regulatory adjustment (3)	(5,178)	1,968	(3,210)	—	—	—	(3,210)

Net current period other comprehensive income (loss)	825	(313)	512	836	(318)	518	1,030

Ending Balance AOCI March 31, 2014	$(40,398)	$15,352	$(25,046)	$(25,197)	$9,575	$(15,622)	$(40,668)

(1)	The FSIRS reclassification amounts are included in the Net interest deductions line item on the Condensed Consolidated Statements of Income.
(2)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).
(3)

The regulatory adjustment represents the portion of the activity above that is expected to be recovered through rates in the future (the related regulatory asset is included in the Deferred charges and other assets line item on the Condensed Consolidated Balance Sheets).

The following table represents amounts (before income tax impacts) included in AOCI (in the table above), that have not yet been recognized in net periodic benefit cost:

Amounts Recognized in AOCI (Before Tax)

(Thousands of dollars)

	March 31, 2014	December 31, 2013
Net actuarial (loss) gain	$(283,227)	$(289,141)
Prior service cost	(1,978)	(2,067)
Less: amount recognized in regulatory assets	244,807	249,985

Recognized in AOCI	$(40,398)	$(41,223)

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2014

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of March 31, 2014, Southwest had 1,912,000 residential, commercial, industrial, and other natural gas customers, of which 1,027,000 customers were located in Arizona, 697,000 in Nevada, and 188,000 in California. Residential and commercial customers represented over 99% of the total customer base. During the twelve months ended March 31, 2014, 56% of operating margin was earned in Arizona, 34% in Nevada, and 10% in California. During this same period, Southwest earned 85% of its operating margin from residential and small commercial customers, 4% from other sales customers, and 11% from transportation customers. These general patterns are expected to remain materially consistent for the foreseeable future.

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

NPL Construction Co. (“NPL” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that primarily provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems. NPL operates in 20 major markets nationwide. Construction activity is cyclical and can be significantly impacted by changes in weather, general and local economic conditions (including the housing market), interest rates, employment levels, job growth, the equipment resale market, pipe replacement programs of utilities, and local and federal regulation (including tax rates and incentives). During the past few years, utilities have implemented or modified pipeline integrity management programs to enhance safety pursuant to federal and state mandates. These programs, coupled with previous bonus depreciation tax deduction incentives, have resulted in a significant increase in multi-year pipeline replacement projects throughout the country. Generally, revenues are lowest during the first quarter of the year due to less favorable winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. In certain circumstances, such as with large, longer duration bid contracts, or unit-price contracts with caps, results may be impacted by differences between costs incurred and those anticipated when the work was originally bid.

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as MD&A included in the 2013 Annual Report to Shareholders, which is incorporated by reference into the 2013 Form 10-K.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2014

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

Summary Operating Results

	Period Ended March 31,
	Three Months		Twelve Months
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Contribution to net income
Natural gas operations	$72,599	$79,292	$117,476	$116,545
Construction services	(1,816)	1,481	17,854	18,640

Net income	$70,783	$80,773	$135,330	$135,185

Average number of common shares outstanding	46,440	46,251	46,364	46,160

Basic earnings per share
Consolidated	$1.52	$1.75	$2.92	$2.93

Natural Gas Operations
Operating margin	$295,116	$292,992	$866,277	$847,152

1st Quarter 2014 Overview

Natural gas operations highlights include the following:

•	Operating margin increased $2 million, or 1%, compared to the prior-year quarter (current quarter impacted by delayed California rate case)

•	Operating expenses increased $8.1 million, or 5%, compared to the prior-year quarter (current quarter includes a $5 million legal accrual)

•	Other income decreased $2.5 million as unusually high COLI income in the prior-year quarter returned to expected levels

•	Net financing costs increased $1.5 million compared to the prior-year quarter

•	Credit facility expiration date extended two years to March 2019

•	Moody’s Investors Service, Inc. upgraded the Company’s credit rating to A3 from Baa1

Construction services highlights include the following:

•	Revenues increased $2 million, or 2%, compared to the prior-year quarter

•	Construction expenses increased $6.5 million, or 6%, compared to the prior-year quarter

•	Contribution to net income was impacted by adverse weather conditions in the current quarter

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2014

Customer Growth. Southwest completed 21,000 first-time meter sets, but realized 26,000 net new customers over the last twelve months, an increase of 1.4%. The incremental additions reflect a return to service of customer meters on previously vacant homes. Southwest projects customer growth of about 1.5% for 2014.

Company-Owned Life Insurance (“COLI”). Southwest has life insurance policies on members of management and other key employees to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The COLI policies have a combined net death benefit value of approximately $236 million at March 31, 2014. The net cash surrender value of these policies (which is the cash amount that would be received if Southwest voluntarily terminated the policies) is approximately $93.9 million at March 31, 2014 and is included in the caption “Other property and investments” on the balance sheet. The Company currently intends to hold the COLI policies for their duration and purchase additional policies as necessary. Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender value components of COLI policies as they progress toward the ultimate death benefits are also recorded without tax consequences. Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, generally the cash surrender value (but not the net death benefit) moves up and down consistent with movements in the broader stock and bond markets. As indicated in Note 1 of the Notes to Condensed Consolidated Financial Statements, cash surrender values of COLI policies increased $900,000 in the first three months of 2014 and $9.5 million (including $1 million of incremental death benefits) during the twelve months ended March 31, 2014. Management currently expects average returns of $3 million to $5 million annually on the COLI policies, excluding any net death benefits recognized.

Legal Accrual. The Company maintains liability insurance for various risks associated with the operation of its natural gas pipelines and facilities. In connection with these liability insurance policies, the Company is responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. For the policy year August 2013 to July 2014, these liability insurance policies require Southwest to be responsible for the first $1 million dollars (self-insured retention) of each incident plus the first $4 million in aggregate claims above its self-insured retention in the policy year. At any given time the Company is involved in various legal matters. Through an assessment process, the Company may determine that certain costs are likely to be incurred in the future related to specific legal matters. In these circumstances and in accordance with accounting policies, the Company will make an accrual. In the first quarter of 2014, the Company recorded a $5 million accrual (the maximum self-insured retention plus aggregate for the policy year) in connection with an incident.

Credit Rating Upgrade. In January 2014, Moody’s Investors Service, Inc. (“Moody’s”) upgraded the Company’s senior unsecured ratings from Baa1 with a stable outlook to A3 with a stable outlook. Moody’s principally cited the Company’s improved regulatory environment in its service territories. Moody’s debt ratings range from Aaa (highest rating possible) to C (lowest quality, usually in default). Moody’s applies an A rating to obligations which are considered upper-medium grade obligations with low credit risk. A numerical modifier of 1 (high end of the category) through 3 (low end of the category) is included with the A to indicate the approximate rank of a company within the range.

Liquidity. Southwest believes its liquidity position is solid. Southwest has a $300 million credit facility maturing in March 2019. For more information regarding the extension of the credit facility’s expiration date, see Note 5 Long-Term Debt. The facility is provided through a consortium of eight major banking institutions. The maximum amount outstanding on the credit facility (including a commercial paper program) during the first quarter of 2014 was $10 million. At March 31, 2014, no borrowings were outstanding on the long-term or short-term portions of the credit facility. Southwest has no significant debt maturities prior to 2017.

Construction Services. NPL’s contribution to net income for the quarter ended March 31, 2014 was unfavorably impacted by extreme winter weather conditions in the Midwest and East Coast operating areas of the United States. While revenues increased $2 million between quarters (primarily due to additional work in the Southwest), many projects in the Midwest and East Coast experienced productivity declines as weather caused temporary reductions in daily work progress or delays. When work on projects is halted or delayed, it is not practical to ratably reduce costs, resulting in net negative impacts to earnings. Gains on sale of equipment in the current quarter were $2.4 million compared to $833,000 in the prior-year quarter.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2014

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended March 31,
	2014	2013
	(Thousands of dollars)
Gas operating revenues	$486,493	$493,600
Net cost of gas sold	191,377	200,608

Operating margin	295,116	292,992
Operations and maintenance expense	102,408	97,087
Depreciation and amortization	51,483	48,319
Taxes other than income taxes	11,456	11,795

Operating income	129,769	135,791
Other income (deductions)	1,612	4,063
Net interest deductions	17,227	15,678

Income before income taxes	114,154	124,176
Income tax expense	41,555	44,884

Contribution to consolidated net income	$72,599	$79,292

The contribution to consolidated net income from natural gas operations decreased $6.7 million in the first quarter of 2014 compared to the first quarter of 2013. The decline was primarily due to increases in operating expenses and net interest deductions and a decrease in other income, partially offset by an increase in operating margin.

Operating margin increased $2 million between quarters. New customers contributed $3 million in operating margin during the first quarter of 2014, as approximately 26,000 net new customers were added during the last twelve months. The increase was partially offset by a $1 million margin decrease associated with customers outside the decoupling mechanisms and lower other miscellaneous revenues. Expected margin associated with rate relief was not realized due to a delay in resolution of the California general rate case (see Rates and Regulatory Proceedings).

Operations and maintenance expense increased $5.3 million, or 5%, between quarters primarily due to legal accruals and expenses. General cost increases were substantially offset by declines in employee-related costs, including pension expense.

Depreciation and amortization expense increased $3.2 million, or 7% between quarters. Average gas plant in service for the current quarter increased $273 million, or 5%, compared to the corresponding quarter a year ago. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business. Amortization associated with the recovery of regulatory assets increased approximately $751,000.

Other income, which principally includes returns on COLI policies (including recognized net death benefits) and non-utility expenses, decreased $2.5 million between quarters. The current quarter reflects COLI policy cash surrender value increases of $900,000, while the prior-year quarter includes $3.8 million in COLI-related income. In addition, interest income on deferred PGA balances increased between quarters due to under-collected PGA balances in the current quarter.

Net interest deductions increased $1.5 million between quarters, primarily due to the issuance of $250 million of long-term debt in the fourth quarter of 2013. The increase was mitigated by higher interest expense in the prior-year quarter associated with over-collected deferred PGA balances.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2014

Twelve-Month Analysis

	Twelve Months Ended March 31,
	2014	2013
	(Thousands of dollars)
Gas operating revenues	$1,293,047	$1,284,615
Net cost of gas sold	426,770	437,463

Operating margin	866,277	847,152
Operations and maintenance expense	390,235	371,216
Depreciation and amortization	197,012	188,062
Taxes other than income taxes	45,212	42,792

Operating income	233,818	245,082
Other income (deductions)	9,810	2,795
Net interest deductions	64,104	65,658

Income before income taxes	179,524	182,219
Income tax expense	62,048	65,674

Contribution to consolidated net income	$117,476	$116,545

The contribution to consolidated net income from natural gas operations increased $931,000 between the twelve-month periods of 2014 and 2013. The improvement was primarily due to increases in operating margin and other income and a decrease in interest deductions, largely offset by higher operating expenses.

Operating margin increased $19 million, or 2%, between periods including $6 million of combined rate relief. Customer growth contributed $8 million toward the increase. Incremental margin from customers outside the decoupling mechanisms and other miscellaneous revenues (including amounts associated with recoveries of Arizona regulatory assets) contributed the remainder of the increase.

Operations and maintenance expense increased $19 million, or 5%, between periods primarily due to higher general costs, legal accruals and expenses, and employee-related costs including pension expense.

Depreciation and amortization expense increased $9 million, or 5% between periods. Average gas plant in service for the current period increased $239 million, or 5%, as compared to the prior-year period. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business. Increases in depreciation from these plant additions were partially offset by lower depreciation rates in Nevada (effective November 2012). Amortization associated with the recovery of Arizona regulatory assets, conservation and energy efficiency programs in Nevada, and other amortization collectively increased $5.5 million.

Taxes other than income taxes increased $2.4 million between periods due to higher property taxes in Arizona and changes resulting from the most recent Nevada general rate case, whereby modified business and mill taxes became components of operating expenses.

Other income increased $7 million between the twelve-month periods of 2014 and 2013. The current period reflects a $9.5 million increase in COLI policy cash surrender values including net death benefits recognized, while the prior twelve-month period reflected a $5.2 million increase in COLI-related income. In addition, Arizona non-recoverable pipe replacement costs were $2.7 million lower in the current twelve-month period as this pipe replacement activity was substantially completed in 2012.

Net interest deductions decreased $1.6 million between the twelve-month periods of 2014 and 2013 primarily due to cost savings from debt refinancing, redemptions, and lower interest expense associated with deferred PGA balances payable. The decrease was partially offset by interest costs associated with the issuance of debt in the fourth quarter of 2013.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2014

Outlook for 2014 – 1st Quarter Update

Operating margin for 2014 is expected to be favorably influenced by customer growth similar to 2013. Incremental margin associated with rate relief will be less than originally expected due to a delay in the California rate case decision (see Rates and Regulatory Proceedings). However, it is anticipated that the first half of 2015 will reflect the delayed rate relief plus the 2015 attrition amounts.

Operating expenses for 2014 compared to 2013 will continue to be impacted by inflation, general cost increases, and depreciation expense on plant additions. Incremental costs, including higher property and general taxes, offset by a $9 million decrease in pension costs (approximately $7 million to be reflected in operations and maintenance expense), are expected to result in an overall operating expense increase of approximately 3%, including the legal accrual recorded in the first quarter of 2014.

Southwest expects longer term normal changes in COLI cash surrender values to range from $3 million to $5 million on an annual basis, consistent with first quarter 2014 results. However, individual quarterly and annual periods will likely continue to be subject to volatility.

Southwest anticipates an approximate $5 million to $6 million increase in net interest deductions in 2014 compared to 2013 primarily due to the October 2013 issuance of $250 million of 4.875% senior notes, partially offset by interest savings associated with the redemptions that occurred during 2013.

Infrastructure tracker mechanisms in Nevada and Arizona will contribute modestly to 2014 operating results and trend upward over the next several years.

Results of Construction Services

Results of Construction Services

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2014	2013	2014	2013
(Thousands of dollars)
Construction revenues	$121,903	$119,905	$652,626	$599,023
Operating expenses:
Construction expenses	113,199	106,688	579,795	528,680
Depreciation and amortization	11,408	10,614	43,763	40,130

Operating income (loss)	(2,704)	2,603	29,068	30,213
Other income (deductions)	—	6	33	257
Net interest deductions	292	200	1,237	1,081

Income (loss) before income taxes	(2,996)	2,409	27,864	29,389
Income tax expense (benefit)	(1,094)	1,027	10,444	11,456

Net income (loss)	(1,902)	1,382	17,420	17,933
Net income (loss) attributable to noncontrolling interest	(86)	(99)	(434)	(707)

Contribution to consolidated net income (loss) attributable to NPL	$(1,816)	$1,481	$17,854	$18,640

Quarterly Analysis. Contribution to consolidated net income from construction services for the three months ended March 31, 2014 decreased $3.3 million compared to the same period of 2013 primarily due to the impacts of severe winter weather conditions in the Midwest and East Coast in 2014.

Revenues increased $2 million when compared to the first quarter of 2013 primarily due to several bid projects that were started in late 2013 and an increase in the amount of work with several customers. This increase was partially offset by a reduction in revenue due to extreme winter weather conditions during the first quarter of 2014, which hindered normal construction work in the Midwest and East Coast operating areas. Construction expenses increased $6.5 million between quarters, primarily due to the above noted projects. Additionally, the delay or suspension of projects due to adverse weather conditions did not result in a ratable

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2014

reduction in costs. Depreciation expense increased $794,000 due to new equipment purchases. Gains on sale of equipment (reflected as an offset to construction expenses) were $2.4 million and $833,000 for the first quarters of 2014 and 2013, respectively.

Twelve-Month Analysis. The contribution to consolidated net income from construction services for the twelve-month period ended March 31, 2014 decreased $786,000 compared to the same period of 2013.

Revenues increased $53.6 million due primarily to an increase in utility customer contracts for pipe replacement work partially offset by lower revenues due to adverse weather conditions as discussed in the quarterly analysis above. Construction expenses increased $51.1 million between twelve-month periods primarily due to costs associated with the increase in pipe replacement construction work. The prior-year twelve-month period included $10 million in pre-tax losses associated with a large fixed-price pipeline replacement project. General and administrative expense (included in construction expenses) increased $5 million due to changes that were implemented to match NPL’s increased size and business complexity. In addition, NPL recorded approximately $4 million in the second half of 2013 associated with a legal settlement. Depreciation expense increased $3.6 million due to additional equipment purchased to support growth in the volume of work being performed. Gains on sale of equipment (reflected as an offset to construction expenses) were $5.7 million and $7.5 million for the twelve-month periods of 2014 and 2013, respectively.

During the past several years, NPL has focused its efforts on obtaining pipe replacement work under both blanket contracts and incremental bid projects. For the twelve months ended March 31, 2014 and 2013, revenues from replacement work were 70% and 74%, respectively, of total revenues. Federal and state pipeline safety-related programs and prior bonus depreciation incentives have resulted in many utilities undertaking multi-year distribution pipe replacement projects. NPL continues to successfully bid on pipe replacement projects throughout the country.

Outlook for 2014 – 1st Quarter Update

NPL’s revenues and operating profits are influenced by weather, customer requirements, mix of work, local economic conditions, bidding results, the equipment resale market, and the credit market. Typically, revenues are lowest during the first quarter of the year due to unfavorable winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. The current low interest rate environment, and the regulatory environment (encouraging the natural gas industry to replace aging pipeline infrastructure) are having a positive influence on NPL’s revenues.

Management has an improved infrastructure in place on which to grow the business and is seeking to increase revenues by approximately 5% to 8% annually on average over the long term. Ultimately, revenues are subject to the timing and amount of work awarded to NPL by its utility customers. As noted above, extreme winter weather conditions during the first quarter of 2014 hindered normal construction work in the Midwest and East Coast operating areas. Weather conditions have started to improve and NPL is moving forward in an expedited manner to complete work available under blanket contracts. Management remains cautiously optimistic that NPL earnings for the full year 2014 will be consistent with, or exceed, 2013 results.

Rates and Regulatory Proceedings

Nevada Infrastructure Replacement Mechanisms. As part of the Nevada general rate case application in April 2012, Southwest requested to implement an infrastructure replacement mechanism to defer and recover certain costs associated with up to $40 million annually of proposed accelerated replacement of early vintage plastic (“EVPP”) and steel pipe. As part of its fourth quarter 2012 decision, the PUCN indicated a separate rulemaking docket would be needed to address the regulatory issues necessary to implement such a mechanism. In January 2013, the PUCN authorized the opening of a new docket to review the merits of such mechanisms. Draft regulation provided for the establishment of regulatory assets that recover the depreciation expense and authorized pre-tax rate of return of infrastructure replacement investments between rate cases, which would allow Southwest to develop rates to recover the associated amounts in a future general rate case proceeding, at which time the plant would be “rolled into” rate base naturally. In January 2014, the PUCN concluded the rulemaking process by approving final rules, with only slight modifications to earlier proposed rules.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2014

Separately, in March 2013, Southwest submitted a petition to the PUCN requesting authority to defer certain costs associated with the proposed accelerated 2013 replacement of certain EVPP to coincide with bonus depreciation tax relief extended by The American Taxpayer Relief Act of 2012. In June 2013, a stipulation (the “Stipulation”), which provided regulatory asset treatment for specific infrastructure replacement projects occurring during 2013 in the amount of $2 million in northern Nevada and approximately $13.6 million in southern Nevada, was reached by all parties and was approved by the PUCN. While the above-noted infrastructure replacement regulation was being finalized, the Company submitted a filing to the PUCN in November 2013 requesting authority to replace $18.9 million of EVPP in 2014; the PUCN approved the request in January 2014. The new rules (noted in the preceding paragraph above) will additionally enable the Company to make a filing in 2014 identifying projects for replacement beginning in January 2015.

Effectively, as a result of these mechanisms, the increase in depreciation expense, ordinarily arising from related capital expenditures, will be netted to zero by the deferral process. Incremental operating margin associated with these infrastructure replacements will materialize after the PUCN authorizes a surcharge, anticipated to commence during the first quarter of 2016.

California General Rate Case. In December 2012, Southwest filed a general rate case application with the California Public Utilities Commission (“CPUC”) requesting annual revenue increases of $5.6 million for southern California, $3.2 million for northern California, and $2.8 million for the South Lake Tahoe rate jurisdiction. The application included a capital structure consisting of 43% debt and 57% common equity, with an overall rate of return of 7.32% in southern California and 8.61% in both northern California and South Lake Tahoe. Southwest is also seeking to continue a Post-Test Year (“PTY”) Ratemaking Mechanism, which allows for annual attrition increases. The application included the addition of an Infrastructure Reliability and Replacement Adjustment Mechanism (“IRRAM”) to facilitate and complement projects involving the enhancement and replacement of gas infrastructure, promoting timely cost recovery for qualifying non-revenue producing capital expenditures.

A proposed decision (“PD”) was issued by the administrative law judge in December 2013 (and updated in the first quarter of 2014) and included a total overall revenue increase of approximately $7.5 million, a capital structure consisting of 45% debt and 55% equity and a return on equity of 10.1%, acceptance of Company-proposed changes to the Automatic Trigger Mechanism, and approval of the IRRAM, including a Customer-Owned Yardline (“COYL”) Program. A revised PD was received in the second quarter of 2014 which would require a 50/50 sharing between shareholders and ratepayers for the supplemental executive retirement plan and the executive deferred compensation plan; proposes a two-way balancing account for pension costs and includes a pilot program for COYL. This revised PD would result in a reduction of approximately $300,000 in the annual revenue increase from the initial PD. In addition to the revised PD, in April 2014 the President of the CPUC issued an alternative proposed decision (“APD”), which in addition to the changes in the revised PD, is proposing to deny COYL and IRRAM and to reduce the annual PTY increase from 2.95% to 2.75% per year. While the APD does not change the revenue increase outlined in the revised PD during the first year, 2015 through 2018 revenues are proposed to be reduced by approximately $525,000 per year due to reduced pipe replacement activity and PTY adjustments. The CPUC is expected to vote on these proposals in the second quarter of 2014. Management cannot predict whether the revised PD or the APD will be upheld.

Arizona COYL Program. The Company received approval, in connection with its most recent Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for approximately 100,000 Arizona customers whose meters are setoff from the customer’s home, which is not a traditional configuration. Customers with this configuration were previously responsible for the cost of maintaining these lines and were subject to the immediate cessation of natural gas service if low-pressure leaks occurred. To facilitate this program, the Company was authorized to collect estimated leak survey costs in rates commencing in 2012. Effective June 2013, the Arizona Corporation Commission “ACC” authorized a surcharge of $0.00101 per therm (approximately $600,000 annually) to recover the costs of depreciation and pre-tax return the Company would have received if the additional pipe replacement costs themselves had been included in rate base concurrent with the most recent Arizona rate case. The surcharge is expected to be revised annually as the program progresses, with the undepreciated plant balance to be incorporated in base rates at the time of the next Arizona general rate case. In November 2013, the Company filed a request to modify or clarify the COYL provision to add a “Phase II” component to the COYL program to include the replacement of non-leaking COYLs. This request was approved by the ACC in January 2014, and requires that these replacements be coordinated with the Company’s other pipeline replacement projects and that the Company will prioritize leaking COYLs over non-leaking COYLs. A revised surcharge request was filed in February 2014 which proposes to increase COYL cost recovery to approximately $1.5 million annually beginning June 2014. Approximately 85% of COYLs were tested through December 2013 with nearly 4,000 relocations completed.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2014

Proposed LNG Facility. In January 2014, Southwest filed an application with the ACC seeking preapproval to construct, operate and maintain a 233,000 dekatherm LNG facility in southern Arizona and to recover the actual costs, including the establishment of a regulatory asset. Such an LNG facility would be designed to enhance service reliability and flexibility in natural gas deliveries in the southern Arizona area. Southwest requested approval of the actual cost of the project (including those facilities necessary to connect the proposed storage tank to Southwest’s existing distribution system) not to exceed $55 million. The proposed LNG facility would provide a local storage option, operated by Southwest and connected directly to its distribution system, providing greater flexibility to serve customers. An ACC decision is expected to occur during 2014. If approved, construction is expected to be complete within approximately 24 to 30 months following ACC approval.

Federal Energy Regulatory Commission (“FERC”) Jurisdiction. During the second and third quarters of 2013, Paiute Pipeline Company, a wholly owned subsidiary of Southwest, notified present and potential shippers of its plans to expand its existing transmission system to provide additional firm transportation-service capacity in the Elko County, Nevada area. This additional capacity is required to meet growing natural gas demands caused by increased residential and business load and the greater energy needs of mining operations in the area. Through the “open season” process, shippers responded with substantial interest. Dependent upon several variables, including the ultimate route of the project, the price of labor and materials, and factors such as environmental impacts, the cost to complete this project has been estimated at approximately $35 million and has a targeted in-service date of November 2015 (contingent upon FERC action). In October 2013, Paiute submitted a filing with the FERC requesting that its Staff initiate a pre-filing review of the proposed expansion project; a certificate application for the project is expected to be filed in June 2014.

Paiute Pipeline Company filed a general rate case with the FERC in February 2014. The filing fulfilled an obligation from the settlement agreement reached in the 2009 Paiute general rate case. The application requested an increase in operating revenues of approximately $9 million, and included a proposed change in rate design, which would compensate Paiute with a higher return if shippers desire to maintain shorter-lived contracts and, therefore, would incent shippers to sign longer term service agreements. In accordance with FERC requirements, new rates will go into effect in September 2014 (based on contracts then in effect), subject to refund, if a settlement among the parties has not been approved by the FERC by that time, and hearings would then be conducted in late 2014 or early 2015. Paiute’s previous general rate case was filed in 2009.

PGA Filings

The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. At March 31, 2014, under-collections in all three states resulted in an asset of $75.2 million on the Company’s balance sheet. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on profit margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual income statement components. These include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).

The following table presents Southwest’s outstanding PGA balances receivable/(payable) (millions of dollars):

	March 31, 2014	December 31, 2013	March 31, 2013
Arizona	$42.9	$3.2	$(20.5)
Northern Nevada	3.3	4.4	(5.7)
Southern Nevada	22.9	4.1	(16.8)
California	6.1	6.5	1.5

	$75.2	$18.2	$(41.5)

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2014

Arizona PGA Filings. In Arizona, Southwest adjusts rates monthly for changes in purchased gas costs, within pre-established limits measured on a twelve-month rolling average. An increased temporary surcredit was put into place in January 2013 to help accelerate the refund of the then over-collected balance to customers. During 2013, approximately $49 million was refunded to customers via the surcredit. The temporary surcredits were eliminated in January 2014. A prudence review of gas costs is conducted in conjunction with general rate cases.

Nevada Annual Rate Adjustment (“ARA”) Application. In June 2013, Southwest filed its ARA application with the PUCN to establish revised Deferred Energy Account Adjustment (“DEAA”) rates (in addition to adjustments to the Variable Interest Expense rate, the Uncollectible Gas Cost Expense rates, and other rate-related items), which was approved effective January 2014. As part of the most recent ARA and associated stipulation in Nevada, the Company, at least in the short term, agreed to suspend further fixed-for-floating swap contracts (“Swaps”) and fixed-price purchases pursuant to the Volatility Mitigation Program (“VMP”) for its Nevada service territories. The decision will not impact previously executed purchase arrangements. The Company along with its regulators will continue to evaluate this strategy in light of prevailing or anticipated changing market conditions. Southwest makes quarterly DEAA adjustments based upon a twelve-month rolling average.

Capital Resources and Liquidity

Cash on hand and cash flows from operations in the past twelve months provided the majority of cash used in investing activities (primarily for construction expenditures and property additions). Certain pipe replacement work was accelerated during 2011, 2012, and 2013 to take advantage of bonus depreciation tax incentives and to enhance system reliability. During the past three years, the Company was able to achieve cost savings from debt refinancing and strategic debt redemptions. The Company’s capitalization strategy is to maintain an appropriate balance of equity and debt to maintain strong investment-grade credit ratings, which should minimize interest costs.

Cash Flows

Operating Cash Flows. Cash flows provided by consolidated operating activities increased $8.4 million in the first three months of 2014 as compared to the same period of 2013. The improvement in operating cash flows was attributable to temporary increases in cash flows from changes in other liabilities and deferred credits (notably, due to lower pension funding in 2014) and working capital components overall.

Investing Cash Flows. Cash used in consolidated investing activities increased $18.5 million in the first three months of 2014 as compared to the same period of 2013. The increase was primarily due to additional construction expenditures, including scheduled and accelerated pipe replacement, and equipment purchases by NPL due to the increased replacement construction work of its customers.

Financing Cash Flows. Net cash used in consolidated financing activities decreased $46.8 million in the first three months of 2014 as compared to the same period of 2013. The prior period included the repayment of $45 million of IDRBs, partially offset by an increase in borrowings on the credit facility. The current period includes the repayment of $10 million of credit facility borrowings. The long-term debt issuance amounts and the remaining retirements of long-term debt primarily relate to borrowings and repayments under NPL’s line of credit. Dividends paid increased in the first quarter of 2014 as compared to the first quarter of 2013 as a result of an increase in the quarterly dividend rate and an increase in the number of shares outstanding.

The capital requirements and resources of the Company generally are determined independently for the natural gas operations and construction services segments. Each business activity is generally responsible for securing its own financing sources.

Gas Segment Construction Expenditures, Debt Maturities, and Financing

During the twelve-month period ended March 31, 2014, construction expenditures for the natural gas operations segment were $337 million. The majority of these expenditures represented costs associated with scheduled and accelerated replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest were $298 million and provided approximately 75% of construction expenditures and dividend requirements of the natural gas operations segment. Other necessary funding was provided by cash on hand, external financing activities, and existing credit facilities.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2014

Southwest estimates natural gas segment construction expenditures during the three-year period ending December 31, 2016 will be approximately $1.1 billion. Of this amount, approximately $375 million are expected to be incurred in 2014. Southwest plans to accelerate projects that improve system flexibility and reliability (including replacement of early vintage plastic and steel pipe). Significant replacement activities are expected to continue during the next several years. See also Rates and Regulatory Proceedings for discussion of Nevada infrastructure, the proposed California IRRAM, Arizona COYL, a proposed LNG facility, and planned Paiute expansion. During the three-year period, cash flows from operating activities of Southwest are expected to provide approximately 85% of the funding for the gas operations total construction expenditures and dividend requirements. Any additional cash requirements are expected to be provided by existing credit facilities and/or other external financing sources. The timing, types, and amounts of any additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest’s service areas, and earnings. External financings could include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

During the three months ended March 31, 2014, the Company issued shares of common stock through the Stock Incentive Plan, raising approximately $107,000.

Dividend Policy

In reviewing dividend policy, the Board of Directors (“Board”) considers the adequacy and sustainability of earnings and cash flows of the Company and its subsidiaries; the strength of the Company’s capital structure; the sustainability of the dividend through all business cycles; and whether the dividend is within a normal payout range for its respective businesses. As a result of its ongoing review of dividend policy, in February 2014, the Board increased the quarterly dividend from 33 cents to 36.5 cents per share, effective with the June 2014 payment. Over time, the Board intends to increase the dividend such that the payout ratio approaches a local distribution company peer group average (approximately 55% to 65%), while maintaining the Company’s stable and strong credit ratings and the ability to effectively fund future rate base growth. The timing and amount of any future increases will be based upon the Board’s continued review of the Company’s dividend rate in the context of the performance of the Company’s two operating segments and their future growth prospects.

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

On an interim basis, Southwest generally defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At March 31, 2014, the combined balance in the PGA accounts totaled an under-collection of $75.2 million. See PGA Filings for more information.

The Company has a $300 million revolving credit facility that was scheduled to expire in March 2017. In March 2014, the credit facility expiration was extended by two years to March 2019. Southwest has designated $150 million of the $300 million facility for long-term borrowing needs and the remaining $150 million for working capital purposes. At March 31, 2014, no borrowings were outstanding on either the long-term or short-term portions of the credit facility. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. This credit facility has been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2014

The Company has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by the Company’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At March 31, 2014, no borrowings were outstanding under this program.

NPL has a $75 million credit facility that is scheduled to expire in June 2015. At March 31, 2014, no borrowings were outstanding on the NPL credit facility.

The following table sets forth the ratios of earnings to fixed charges for the Company. Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	March 31,	December 31,
	2014	2013
Ratio of earnings to fixed charges	3.63	3.90

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and net amortized debt costs.

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “promote”, “seek,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, interest expense, the Company’s COLI strategy, annual COLI returns, replacement market and new construction market, amount and timing for completion of estimated future construction expenditures, including the planned LNG facility in southern Arizona and the proposed Paiute expansion in Elko County, Nevada, forecasted operating cash flows and results of operations, incremental operating margin in 2014, operating expense increases in 2014, funding sources of cash requirements, sufficiency of working capital and current credit facility, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity, future dividend increases, earnings trends, NPL’s projected financial performance and related market growth potential, pension and post-retirement benefits, the effect of any rate changes or regulatory proceedings, including the California general rate case filing, the Paiute Pipeline Company general rate case filing, infrastructure replacement mechanisms and the COYL programs, statements regarding future gas prices, gas purchase contracts and derivative financial instruments, recoverability of regulatory assets, the impact of certain legal proceedings, and the timing and results of future rate hearings and approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, the ability to recover costs through the PGA mechanisms or other regulatory assets, the effects of regulation/deregulation, the timing and amount of rate relief, changes in rate design, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, changes in construction expenditures and financing, changes in operations and maintenance expenses, effects of pension expense forecasts, accounting changes, future liability claims, changes in pipeline capacity for the transportation of gas and related costs, results of NPL bid work, impacts of structural and management changes at NPL, NPL construction expenses, NPL’s ability to expedite projects delayed by weather, differences between actual and originally expected outcomes of NPL bid or other

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2014

fixed-price construction agreements, acquisitions and management’s plans related thereto, competition, and our ability to raise capital in external financings. In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing and operating expenses will continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Company’s 2013 Annual Report on Form 10-K filed with the SEC. No material changes have occurred related to the Company’s disclosures about market risk.

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

Based on the most recent evaluation, as of March 31, 2014, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2014 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2014

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

Amendment No. 1 to Note Purchase Agreement, dated March 28, 2014, by and among Southwest Gas Corporation and the holders of the Notes. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated March 25, 2014, File No. 1-07850.

Exhibit 10.01	-

Amendment No. 1 to Revolving Credit Agreement dated as of March 25, 2014 by and among Southwest Gas Corporation, each of the lenders parties to the revolving credit agreement referred to therein, and the Bank of New York, Mellon, as administrative agent. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 25, 2014, File No. 1-07850.

Exhibit 12.01	-	Computation of Ratios of Earnings to Fixed Charges.

Exhibit 31.01	-	Section 302 Certifications.

Exhibit 32.01	-	Section 906 Certifications.

Exhibit 101	-

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: May 7, 2014

/s/ GREGORY J. PETERSON
Gregory J. Peterson
Vice President/Controller and Chief Accounting Officer