Form 10-Q
period 2014-09-30
SOUTHWEST GAS CORP
filed 2014-11-06
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $1 Par Value, 46,518,555 shares as of October 29, 2014.

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except par value)

(Unaudited)

	SEPTEMBER 30, 2014	DECEMBER 31, 2013
ASSETS
Utility plant:
Gas plant	$5,485,091	$5,252,469
Less: accumulated depreciation	(1,954,553)	(1,868,504)
Acquisition adjustments, net	595	730
Construction work in progress	77,183	101,413

Net utility plant	3,608,316	3,486,108

Other property and investments	265,468	260,871

Current assets:
Cash and cash equivalents	39,165	41,077
Accounts receivable, net of allowances	184,790	219,469
Accrued utility revenue	32,000	72,700
Income taxes receivable, net	20,398	3,790
Deferred income taxes	—	31,130
Deferred purchased gas costs	78,318	18,217
Prepaids and other current assets	95,845	108,289

Total current assets	450,516	494,672

Deferred charges and other assets	317,361	323,523

Total assets	$4,641,661	$4,565,174

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued and outstanding - 46,518,555 and 46,356,125 shares)	$48,148	$47,986
Additional paid-in capital	846,127	840,521
Accumulated other comprehensive income (loss), net	(38,608)	(41,698)
Retained earnings	598,552	567,714

Total Southwest Gas Corporation equity	1,454,219	1,414,523
Noncontrolling interest	(2,257)	(2,128)

Total equity	1,451,962	1,412,395
Long-term debt, less current maturities	1,437,706	1,381,327

Total capitalization	2,889,668	2,793,722

Current liabilities:
Current maturities of long-term debt	11,265	11,105
Accounts payable	98,991	183,511
Customer deposits	71,320	73,367
Accrued general taxes	39,704	39,681
Accrued interest	23,318	17,920
Deferred income taxes	11,304	—
Other current liabilities	138,096	108,580

Total current liabilities	393,998	434,164

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	671,560	674,411
Taxes payable	—	284
Accumulated removal costs	297,000	279,000
Other deferred credits	389,435	383,593

Total deferred income taxes and other credits	1,357,995	1,337,288

Total capitalization and liabilities	$4,641,661	$4,565,174

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		TWELVE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013	2014	2013
Operating revenues:
Gas operating revenues	$226,027	$195,031	$983,999	$927,500	$1,356,653	$1,267,025
Construction revenues	206,448	192,315	510,025	484,925	675,728	633,966

Total operating revenues	432,475	387,346	1,494,024	1,412,425	2,032,381	1,900,991

Operating expenses:
Net cost of gas sold	72,987	47,746	362,349	317,742	480,608	409,361
Operations and maintenance	93,389	95,981	293,417	288,003	390,328	379,621
Depreciation and amortization	62,037	58,744	187,114	176,247	247,684	233,251
Taxes other than income taxes	11,835	11,153	34,256	34,021	45,786	44,684
Construction expenses	173,937	167,581	444,778	422,969	595,093	545,420

Total operating expenses	414,185	381,205	1,321,914	1,238,982	1,759,499	1,612,337

Operating income	18,290	6,141	172,110	173,443	272,882	288,654

Other income and (expenses):
Net interest deductions	(17,421)	(15,097)	(52,245)	(46,265)	(69,680)	(62,464)
Other income (deductions)	440	2,668	4,915	8,189	9,026	8,026

Total other income and (expenses)	(16,981)	(12,429)	(47,330)	(38,076)	(60,654)	(54,438)

Income (loss) before income taxes	1,309	(6,288)	124,780	135,367	212,228	234,216
Income tax expense (benefit)	(618)	(3,231)	42,529	47,683	72,788	84,426

Net income (loss)	1,927	(3,057)	82,251	87,684	139,440	149,790
Net income (loss) attributable to noncontrolling interest	(43)	(193)	(129)	(333)	(243)	(620)

Net income (loss) attributable to Southwest Gas Corporation	$1,970	$(2,864)	$82,380	$88,017	$139,683	$150,410

Basic earnings (loss) per share	$0.04	$(0.06)	$1.77	$1.90	$3.01	$3.25

Diluted earnings (loss) per share	$0.04	$(0.06)	$1.76	$1.88	$2.98	$3.22

Dividends declared per share	$0.365	$0.330	$1.095	$0.990	$1.425	$1.285

Average number of common shares outstanding	46,513	46,337	46,485	46,306	46,451	46,265
Average shares outstanding (assuming dilution)	46,966	—	46,928	46,732	46,904	46,704

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		TWELVE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013	2014	2013

Net income (loss)	$1,927	$(3,057)	$82,251	$87,684	$139,440	$149,790

Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	—	—	62,214	(46,409)
Amortization of prior service cost	55	55	165	164	221	164
Amortization of transition obligation	—	—	—	—	—	135
Amortization of net actuarial loss	3,667	5,297	11,000	15,893	16,297	19,861
Prior service cost	—	—	—	—	—	(1,502)
Regulatory adjustment	(3,210)	(4,701)	(9,630)	(14,105)	(72,176)	23,290

Net defined benefit pension plans	512	651	1,535	1,952	6,556	(4,461)

Forward-starting interest rate swaps:
Amounts reclassified into net income	518	518	1,555	1,555	2,074	2,074

Net forward-starting interest rate swaps	518	518	1,555	1,555	2,074	2,074

Total other comprehensive income (loss), net of tax	1,030	1,169	3,090	3,507	8,630	(2,387)

Comprehensive income (loss)	2,957	(1,888)	85,341	91,191	148,070	147,403
Comprehensive income (loss) attributable to noncontrolling interest	(43)	(193)	(129)	(333)	(243)	(620)

Comprehensive (loss) income attributable to Southwest Gas Corporation	$3,000	$(1,695)	$85,470	$91,524	$148,313	$148,023

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30		TWELVE MONTHS ENDED SEPTEMBER 30
	2014	2013	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$82,251	$87,684	$139,440	$149,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187,114	176,247	247,684	233,251
Deferred income taxes	37,690	43,704	62,625	76,641
Changes in current assets and liabilities:
Accounts receivable, net of allowances	34,679	41,310	(29,187)	(3,855)
Accrued utility revenue	40,700	40,700	(700)	(1,100)
Deferred purchased gas costs	(60,101)	(78,709)	(92,535)	(108,736)
Accounts payable	(85,514)	(54,817)	(3,029)	12,793
Accrued taxes	(16,869)	(1,240)	(14,704)	(189)
Other current assets and liabilities	43,650	27,793	20,941	(11,940)
Gains on sale	(5,661)	(2,990)	(6,783)	(6,524)
Changes in undistributed stock compensation	4,612	5,444	6,126	6,366
AFUDC and property-related changes	(1,571)	(1,658)	(2,187)	(2,312)
Changes in other assets and deferred charges	(17,420)	(22,454)	(16,685)	(25,088)
Changes in other liabilities and deferred credits	18,344	7,524	28,569	5,449

Net cash provided by operating activities	261,904	268,538	339,575	324,546

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(293,276)	(254,437)	(403,115)	(374,179)
Changes in customer advances	13,124	5,203	15,694	23,388
Miscellaneous inflows	9,780	6,407	11,838	11,603

Net cash used in investing activities	(270,372)	(242,827)	(375,583)	(339,188)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	419	1,446	608	1,568
Dividends paid	(49,295)	(44,238)	(64,592)	(57,850)
Issuance of long-term debt, net	37,719	63,673	285,336	99,553
Retirement of long-term debt	(21,528)	(130,269)	(28,272)	(179,855)
Change in credit facility and commercial paper	40,000	39,000	(100,000)	110,000
Change in short-term debt	—	33,000	(33,000)	33,000
Other	(759)	—	1,240	—

Net cash provided by (used in) financing activities	6,556	(37,388)	61,320	6,416

Change in cash and cash equivalents	(1,912)	(11,677)	25,312	(8,226)
Cash and cash equivalents at beginning of period	41,077	25,530	13,853	22,079

Cash and cash equivalents at end of period	$39,165	$13,853	$39,165	$13,853

Supplemental information:
Interest paid, net of amounts capitalized	$42,695	$41,161	$60,264	$58,078
Income taxes paid	14,823	4,929	16,744	5,801

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

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

Basis of Presentation. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2013 Annual Report to Shareholders, which is incorporated by reference into the 2013 Form 10-K, and the first and second quarter 2014 reports on Form 10-Q.

Prepaids and other current assets. Prepaids and other current assets includes gas pipe inventory and operating supplies of $24 million at September 30, 2014 and $21 million at December 31, 2013.

Cash and Cash Equivalents. For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and financial instruments with a purchase-date maturity of three months or less. Cash and cash equivalents fall within Level 1 (quoted prices for identical financial instruments) of the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability. Upon contract expiration, customer advances of approximately $7 million and $7.9 million, during the first nine months of 2014 and 2013, respectively, were applied as contributions toward utility construction activity and represent non-cash investing activity.

Intercompany Transactions. NPL recognizes revenues generated from contracts with Southwest (see Note 3 - Segment Information below). Accounts receivable for these services are presented in the table below (thousands of dollars):

	September 30, 2014	December 31, 2013

Accounts receivable for NPL services	$9,501	$10,787

The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with accounting treatment for rate-regulated entities.

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

Other Property and Investments. Other property and investments includes (millions of dollars):

	September 30, 2014	December 31, 2013

NPL property and equipment	$335	$320
NPL accumulated provision for depreciation and amortization	(177)	(163)
Net cash surrender value of COLI policies	96	93
Other property	11	11

Total	$265	$261

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in the condensed consolidated statements of income (thousands of dollars):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30		September 30		September 30
	2014	2013	2014	2013	2014	2013

Change in COLI policies	$(300)	$2,500	$2,900	$8,100	$7,200	$9,200
Interest income	772	158	1,881	422	1,920	561
Pipe replacement costs	—	(42)	—	(163)	31	(828)
Miscellaneous income and (expense)	(32)	52	134	(170)	(125)	(907)

Total other income (deductions)	$440	$2,668	$4,915	$8,189	$9,026	$8,026

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

Recently Issued Accounting Standards Updates. In May 2014, the Financial Accounting Standards Board (“FASB”) issued the update “Revenue from Contracts with Customers (Topic 606).” The update replaces much of the current guidance regarding revenue recognition including most industry-specific guidance. The core principle of the update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity will be required to identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. In addition to the new revenue recognition requirements, entities will be required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Entities may choose between two retrospective transition methods when applying the update. The Company plans to adopt this update, as required, on January 1, 2017 for interim and annual reporting periods. Early adoption is not permitted. The Company is evaluating what impact this standard might have on its consolidated financial statements and disclosures.

In August 2014, the FASB issued the update “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to asses a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Under the update, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The update is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. This update is not expected to have a material impact on the Company’s disclosures.

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

Note 2 – Components of Net Periodic Benefit Cost

Southwest has a noncontributory qualified retirement plan with defined benefits covering substantially all employees and a separate unfunded supplemental retirement plan (“SERP”) which is limited to officers. Southwest also provides postretirement benefits other than pensions (“PBOP”) to its qualified retirees for health care, dental care, and life insurance.

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

	Qualified Retirement Plan
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2014	2013	2014	2013	2014	2013
(Thousands of dollars)
Service cost	$5,340	$5,764	$16,020	$17,292	$21,784	$22,372
Interest cost	10,860	9,402	32,581	28,205	41,983	37,771
Expected return on plan assets	(13,336)	(12,460)	(40,007)	(37,380)	(52,467)	(48,825)
Amortization of net actuarial loss	5,718	8,065	17,154	24,196	25,219	30,167

Net periodic benefit cost	$8,582	$10,771	$25,748	$32,313	$36,519	$41,485

	SERP
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2014	2013	2014	2013	2014	2013
(Thousands of dollars)
Service cost	$73	$93	$219	$280	$312	$348
Interest cost	436	384	1,308	1,151	1,692	1,559
Amortization of net actuarial loss	196	243	588	729	830	899

Net periodic benefit cost	$705	$720	$2,115	$2,160	$2,834	$2,806

	PBOP
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2014	2013	2014	2013	2014	2013
(Thousands of dollars)
Service cost	$275	$305	$826	$915	$1,131	$1,159
Interest cost	707	620	2,122	1,861	2,743	2,498
Expected return on plan assets	(816)	(706)	(2,448)	(2,118)	(3,154)	(2,719)
Amortization of prior service cost	89	89	266	266	355	266
Amortization of transition obligation	—	—	—	—	—	217
Amortization of net actuarial loss	—	236	—	709	236	967

Net periodic benefit cost	$255	$544	$766	$1,633	$1,311	$2,388

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

Note 3 – Segment Information

The following tables present revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas Operations	Construction Services	Total
Three months ended September 30, 2014
Revenues from external customers	$226,027	$183,290	$409,317
Intersegment revenues	—	23,158	23,158

Total	$226,027	$206,448	$432,475

Segment net income (loss)	$(11,452)	$13,422	$1,970

Three months ended September 30, 2013
Revenues from external customers	$195,031	$168,200	$363,231
Intersegment revenues	—	24,115	24,115

Total	$195,031	$192,315	$387,346

Segment net income (loss)	$(11,939)	$9,075	$(2,864)

	Natural Gas Operations	Construction Services	Total
Nine months ended September 30, 2014
Revenues from external customers	$983,999	$438,409	$1,422,408
Intersegment revenues	—	71,616	71,616

Total	$983,999	$510,025	$1,494,024

Segment net income	$62,945	$19,435	$82,380

Nine months ended September 30, 2013
Revenues from external customers	$927,500	$423,500	$1,351,000
Intersegment revenues	—	61,425	61,425

Total	$927,500	$484,925	$1,412,425

Segment net income	$69,317	$18,700	$88,017

	Natural Gas Operations	Construction Services	Total
Twelve months ended September 30, 2014
Revenues from external customers	$1,356,653	$577,384	$1,934,037
Intersegment revenues	—	98,344	98,344

Total	$1,356,653	$675,728	$2,032,381

Segment net income	$117,797	$21,886	$139,683

Twelve months ended September 30, 2013
Revenues from external customers	$1,267,025	$552,032	$1,819,057
Intersegment revenues	—	81,934	81,934

Total	$1,267,025	$633,966	$1,900,991

Segment net income	$121,327	$29,083	$150,410

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

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

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on a portion (up to approximately 35%, depending on the jurisdiction) of its natural gas supply portfolios. The maturities of the Swaps highly correlate to forecasted purchases of natural gas, during time frames ranging from October 2014 through March 2016. Under such contracts, Southwest pays the counterparty at a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas. Only the net differential is actually paid or received. The differential is calculated based on the notional amounts under the contracts, which are detailed in the table below (thousands of dekatherms):

	September 30, 2014	December 31, 2013

Contract notional amounts	7,106	13,571

Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

The following table sets forth the gains and (losses) recognized on the Company’s Swaps (derivatives) for the three-, nine-, and twelve-month periods ended September 30, 2014 and 2013 and their location in the Condensed Consolidated Statements of Income (thousands of dollars):

Gains (losses) recognized in income for derivatives not designated as hedging instruments: (Thousands of dollars)
		Three Months Ended				Nine Months Ended				Twelve Months Ended
	Location of Gain or (Loss)	September 30				September 30				September 30
Instrument	Recognized in Income on Derivative	2014		2013		2014		2013		2014		2013

Swaps	Net cost of gas sold	$(2,277)		$(353)		$3,630		$(2,946)		$7,552		$(6,855)
Swaps	Net cost of gas sold	2,277	*	353	*	(3,630	)*	2,946	*	(7,552	)*	6,855	*

Total		$—		$—		$—		$—		$—		$—

*	Represents the impact of regulatory deferral accounting treatment under U.S. GAAP for rate-regulated entities.

No gains (losses) were recognized, in income or other comprehensive income during the periods presented, for derivatives designated as cash flow hedging instruments. Previously, Southwest entered into two forward-starting interest rate swaps (“FSIRS”) to hedge the risk of interest rate variability during the period leading up to the issuance of fixed-rate debt. At settlement of the first FSIRS in December 2010, Southwest paid an aggregate $11.7 million to the counterparties. The second FSIRS terminated in March 2012 at which time Southwest paid counterparties an aggregate $21.8 million. The losses on both FSIRS are being amortized over ten-year periods from Accumulated other comprehensive income (loss) and into interest expense.

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

The following table sets forth the fair values of the Company’s Swaps and their location in the Condensed Consolidated Balance Sheets (thousands of dollars):

Fair values of derivatives not designated as hedging instruments:

September 30, 2014		Asset	Liability
Instrument	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Deferred charges and other assets	$124	$(17)	$107
Swaps	Prepaids and other current assets	198	(146)	52
Swaps	Other current liabilities	174	(389)	(215)

Total		$496	$(552)	$(56)

December 31, 2013		Asset	Liability
Instrument	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Deferred charges and other assets	$257	$(77)	$180
Swaps	Prepaids and other current assets	1,054	(253)	801
Swaps	Other current liabilities	126	(282)	(156)
Swaps	Other deferred credits	7	(11)	(4)

Total		$1,444	$(623)	$821

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

The following table shows the amounts Southwest paid to and received from counterparties for settlements of matured Swaps.

	Three Months Ended	Nine Months Ended	Twelve Months Ended
(Thousands of dollars)	September 30, 2014	September 30, 2014	September 30, 2014
Paid to counterparties	$71	$86	$2,020

Received from counterparties	$78	$4,593	$4,593

The following table details the regulatory assets/(liabilities) offsetting the derivatives at fair value in the Condensed Consolidated Balance Sheets (thousands of dollars).

September 30, 2014
Instrument	Balance Sheet Location	Net Total
Swaps	Other deferred credits	$(107)
Swaps	Other current liabilities	(52)
Swaps	Prepaids and other current assets	215

December 31, 2013
Instrument	Balance Sheet Location	Net Total
Swaps	Other deferred credits	$(180)
Swaps	Other current liabilities	(801)
Swaps	Prepaids and other current assets	156
Swaps	Deferred charges and other assets	4

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

Fair Value Measurements. The estimated fair values of Southwest’s Swaps were determined at September 30, 2014 and December 31, 2013 using New York Mercantile Exchange (“NYMEX”) futures settlement prices for delivery of natural gas at Henry Hub adjusted by the price of NYMEX ClearPort basis Swaps, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs (inputs, other than quoted prices, for similar assets or liabilities) are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measure.

The following table sets forth by level, within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability, the Company’s financial assets and liabilities recorded at fair value:

Level 2 - Significant other observable inputs

(Thousands of dollars)	September 30, 2014	December 31, 2013

Assets at fair value:
Prepaids and other current assets - Swaps	$52	$801
Deferred charges and other assets - Swaps	107	180

Liabilities at fair value:
Other current liabilities - Swaps	(215)	(156)
Other deferred credits - Swaps	—	(4)

Net Assets (Liabilities)	$(56)	$821

No financial assets or liabilities accounted for at fair value fell within Level 1 (quoted prices in active markets for identical financial assets) or Level 3 (significant unobservable inputs) of the fair value hierarchy.

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

Note 5 – Long-Term Debt

Carrying amounts of the Company’s long-term debt and their related estimated fair values as of September 30, 2014 and December 31, 2013 are disclosed in the following table. The fair values of the revolving credit facility (including commercial paper), the NPL revolving credit facility, and the variable-rate Industrial Development Revenue Bonds (“IDRBs”) approximate their carrying values, and are categorized as Level 1 (quoted prices for identical financial instruments or liabilities that can be accessed at the measurement date) within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability. The market values of debentures (except the 6.1% Notes) and fixed-rate IDRBs are categorized as Level 2. The 6.1% Notes (private placement, not actively traded) and NPL other debt obligations (not actively traded) are categorized as Level 3 (based on significant unobservable inputs to their fair values). Fair values for the debentures, fixed-rate IDRBs, and NPL other debt obligations were determined through a market-based valuation approach, where fair market values are determined based on evaluated pricing data, such as broker quotes and yields for similar securities adjusted for observable differences. Significant inputs used in the valuation generally include benchmark yield curves and issuer spreads. The external credit rating, coupon rate, and maturity of each security are considered in the valuation, as applicable.

	September 30, 2014		December 31, 2013
	Carrying	Market	Carrying	Market
	Amount	Value	Amount	Value
(Thousands of dollars)
Debentures:
Notes, 4.45%, due 2020	$125,000	$135,925	$125,000	$130,953
Notes, 6.1%, due 2041	125,000	155,978	125,000	141,873
Notes, 3.875%, due 2022	250,000	265,345	250,000	252,485
Notes, 4.875%, due 2043	250,000	275,035	250,000	257,280
8% Series, due 2026	75,000	103,548	75,000	96,263
Medium-term notes, 7.59% series, due 2017	25,000	28,151	25,000	28,741
Medium-term notes, 7.78% series, due 2022	25,000	31,814	25,000	30,586
Medium-term notes, 7.92% series, due 2027	25,000	34,066	25,000	31,497
Medium-term notes, 6.76% series, due 2027	7,500	9,240	7,500	8,468
Unamortized discount	(5,309)		(5,560)

	902,191		901,940

Revolving credit facility and commercial paper	50,000	50,000	10,000	10,000

Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Fixed-rate bonds:
5.25% 2003 Series D, due 2038	20,000	20,190	20,000	20,150
5.25% 2004 Series A, due 2034	65,000	64,929	65,000	64,522
5.00% 2004 Series B, due 2033	31,200	31,217	31,200	30,284
4.85% 2005 Series A, due 2035	100,000	100,935	100,000	95,192
4.75% 2006 Series A, due 2036	24,855	24,809	24,855	22,974
Unamortized discount	(2,679)		(2,776)

	438,376		438,279

NPL credit facility	24,500	24,500	—	—
NPL other debt obligations	33,904	33,993	42,213	42,119

	1,448,971		1,392,432
Less: current maturities	(11,265)		(11,105)

Long-term debt, less current maturities	$1,437,706		$1,381,327

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

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

Pricing Level definitions were modified. Interest rates for the credit facility are calculated at either the London Interbank Offered Rate (“LIBOR”) or an “alternate base rate,” plus in each case an applicable margin that is determined based on the Company’s senior unsecured debt rating. At September 30, 2014, the applicable margin is 1% for loans bearing interest with reference to LIBOR and 0% for loans bearing interest with reference to the alternative base rate.

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

In October 2014, construction services subsidiaries of the Company, including NPL, Isleworth Holding Co., and 2431251 Ontario, Inc. (collectively “Borrowers”) entered into a $300 million secured revolving credit and term loan facility. The facility is scheduled to expire in October 2019 and replaces NPL’s previous $75 million credit facility, which was scheduled to expire in June 2015. See Note 8 – Acquisition of Construction Services Businesses for more information. In October, NPL used available capacity under the new facility to refinance borrowings under its existing facility that were outstanding at September 30, 2014. Therefore, these borrowings are shown as long-term obligations.

Interest rates for the $300 million secured facility are calculated at the LIBOR, the Canadian Dealer Offered Rate (“CDOR”), or an alternate base rate or Canadian base rate, plus in each case an applicable margin that is determined based on the Borrowers’ consolidated leverage ratio. The applicable margin ranges from 1.00% to 2.25% for loans bearing interest with reference to LIBOR or CDOR and from 0.00% to 1.25% for loans bearing interest with reference to the alternate base rate or Canadian base rate. The Borrowers are also required to pay a commitment fee on the unfunded portion of the commitments based on the consolidated leverage ratio. The commitment fee ranges from 0.15% to 0.40% per annum.

In October 2014, notices were sent to holders of Southwest’s $65 million 2004 5.25% Series A fixed-rate IDRBs (originally due in 2034) that such IDRBs will be redeemed at par plus accrued interest in November 2014. Sufficient capacity exists on the long-term portion of Southwest’s credit facility which is intended to be used to fund the redemption. Therefore, the IDRBs being redeemed continue to be presented as long-term obligations.

Note 6 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income

The table below provides details of activity in equity during the nine months ended September 30, 2014.

	Southwest Gas Corporation Equity
				Accumulated
			Additional	Other		Non-
	Common Stock		Paid-in	Comprehensive	Retained	controlling
(In thousands, except per share amounts)	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total
DECEMBER 31, 2013	46,356	$47,986	$840,521	$(41,698)	$567,714	$(2,128)	$1,412,395
Common stock issuances	162	162	5,606				5,768
Net income (loss)					82,380	(129)	82,251
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				1,535			1,535
Amounts reclassified to net income, net of tax (FSIRS)				1,555			1,555
Dividends declared
Common: $1.095 per share					(51,542)		(51,542)

SEPTEMBER 30, 2014	46,518	$48,148	$846,127	$(38,608)	$598,552	$(2,257)	$1,451,962

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

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

Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss) (Thousands of dollars)
	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Amortization of net actuarial (gain)/loss	$5,914	$(2,247)	$3,667	$8,544	$(3,247)	$5,297
Amortization of prior service cost	89	(34)	55	89	(34)	55
Regulatory adjustment	(5,178)	1,968	(3,210)	(7,583)	2,882	(4,701)

Pension plans other comprehensive income (loss)	825	(313)	512	1,050	(399)	651

FSIRS (designated hedging activities):
Amounts reclassifed into net income	836	(318)	518	836	(318)	518

FSIRS other comprehensive income	836	(318)	518	836	(318)	518

Total other comprehensive income (loss)	$1,661	$(631)	$1,030	$1,886	$(717)	$1,169

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Amortization of net actuarial (gain)/loss	$17,742	$(6,742)	$11,000	$25,634	$(9,741)	$15,893
Amortization of prior service cost	266	(101)	165	266	(102)	164
Regulatory adjustment	(15,533)	5,903	(9,630)	(22,751)	8,646	(14,105)

Pension plans other comprehensive income (loss)	2,475	(940)	1,535	3,149	(1,197)	1,952

FSIRS (designated hedging activities):
Amounts reclassifed into net income	2,509	(954)	1,555	2,509	(954)	1,555

FSIRS other comprehensive income	2,509	(954)	1,555	2,509	(954)	1,555

Total other comprehensive income (loss)	$4,984	$(1,894)	$3,090	$5,658	$(2,151)	$3,507

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

	Twelve Months Ended			Twelve Months Ended
	September 30, 2014			September 30, 2013
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$100,345	$(38,131)	$62,214	$(74,853)	$28,444	$(46,409)
Amortization of prior service cost	355	(134)	221	266	(102)	164
Amortization of transition obligation	—	—	—	217	(82)	135
Amortization of net actuarial (gain)/loss	26,285	(9,988)	16,297	32,033	(12,172)	19,861
Prior service cost	—	—	—	(2,423)	921	(1,502)
Regulatory adjustment	(116,412)	44,236	(72,176)	37,564	(14,274)	23,290

Pension plans other comprehensive income (loss)	10,573	(4,017)	6,556	(7,196)	2,735	(4,461)

FSIRS (designated hedging activities):
Amounts reclassifed into net income	3,345	(1,271)	2,074	3,345	(1,271)	2,074

FSIRS other comprehensive income (loss)	3,345	(1,271)	2,074	3,345	(1,271)	2,074

Total other comprehensive income (loss)	$13,918	$(5,288)	$8,630	$(3,851)	$1,464	$(2,387)

Tax amounts are calculated using a 38% rate.

Approximately $2.1 million of realized losses (net of tax) related to the FSIRS, reported in Accumulated other comprehensive income (“AOCI”) at September 30, 2014, will be reclassified into interest expense within the next 12 months, as the related interest payments on long-term debt occur.

The following represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets:

AOCI - Rollforward (Thousands of dollars)
	Defined Benefit Plans			FSIRS
	Before- Tax	Tax (Expense) Benefit	After- Tax	Before- Tax	Tax (Expense) Benefit	After- Tax	AOCI
Beginning Balance AOCI December 31, 2013	$(41,223)	$15,665	$(25,558)	$(26,033)	$9,893	$(16,140)	$(41,698)

Other comprehensive income before reclassifications	—	—	—	—	—	—	—
FSIRS amounts reclassified from AOCI (1)	—	—	—	2,509	(954)	1,555	1,555
Amortization of prior service cost (2)	266	(101)	165	—	—	—	165
Amortization of net actuarial loss (2)	17,742	(6,742)	11,000	—	—	—	11,000
Regulatory adjustment (3)	(15,533)	5,903	(9,630)	—	—	—	(9,630)

Net current period other comprehensive income (loss)	2,475	(940)	1,535	2,509	(954)	1,555	3,090

Ending Balance AOCI September 30, 2014	$(38,748)	$14,725	$(24,023)	$(23,524)	$8,939	$(14,585)	$(38,608)

(1)	The FSIRS reclassification amounts are included in the Net interest deductions line item on the Condensed Consolidated Statements of Income.
(2)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).
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

The following table represents amounts (before income tax impacts) included in AOCI (in the table above), that have not yet been recognized in net periodic benefit cost:

Amounts Recognized in AOCI (Before Tax) (Thousands of dollars)
	September 30, 2014	December 31, 2013
Net actuarial (loss) gain	$(271,399)	$(289,141)
Prior service cost	(1,801)	(2,067)
Less: amount recognized in regulatory assets	234,452	249,985

Recognized in AOCI	$(38,748)	$(41,223)

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

Note 7 – Purchase of Corporate Headquarters Office Complex

In July 2014, the Company purchased for $16.5 million a portion of its corporate headquarters office complex in Las Vegas that it had previously leased. With the completion of the purchase, the lease terminated.

Note 8 – Acquisition of Construction Services Businesses

In October 2014, the Company, through its subsidiaries, led principally by NPL, completed the acquisition of three privately held, affiliated construction businesses for approximately US$185 million including debt assumed. The acquisition will extend the construction services operations into Canada and provide additional opportunities for market expansion. Funding for the acquisition was primarily provided by a new $300 million secured revolving credit and term loan facility described below and in Note 5 – Long-Term Debt. The acquired companies comprise: (i) Link-Line Contractors Ltd., an Ontario corporation (“Link Line”) that provides construction and maintenance services for the Canadian utility industry, with operations in Ontario, Canada; (ii) the holding company W.S. Nicholls Construction, Inc., an Ontario corporation, as well as two additional companies also operating under the name W.S. Nicholls, which together provide industrial construction solutions, fabrication, and civil services to the oil and gas, pulp and paper, and automotive industries, as well as government and private sector customers in British Columbia and Ontario, Canada (collectively “W.S. Nicholls”; and (iii) via asset purchase, the business of Brigadier Pipelines Inc., a Delaware corporation, operating in Pennsylvania as a specialty midstream pipeline contractor (“Brigadier”).

At the close of the acquisition, certain of the principal previous owners of the acquired companies retained an approximate 10% indirect equity interest in Link-Line and W.S. Nicholls. The approximate 10% indirect equity interest of the principal sellers has special dividend rights which entitle the sellers as holders to payments equal to 3.4% of any cash dividend paid by NPL to the Company, and subject to certain conditions, such interests may become exchangeable for a 3.4% equity interest in a holding company for the Company’s entire construction services segment.

The Company is currently performing a detailed valuation analysis of the assets and liabilities of the acquired companies, which is expected to be completed during the fourth quarter of 2014. The analysis includes the impacts of differences between Accounting Standards for Private Enterprises in Canada and U. S. GAAP applicable to public companies, as well as consideration of acquired intangibles including customer relationships and trade names. Based on preliminary results, a substantial majority of the purchase price will be allocated to goodwill and other finite-lived and indefinite-lived intangibles. Including amortization of acquired intangibles and acquisition transaction costs, the acquired companies are expected to be accretive to earnings per share during the first twelve months of operations.

To facilitate the acquisition, in October 2014, construction services subsidiaries of the Company, including NPL, Isleworth Holding Co., and 2431251 Ontario, Inc., entered into a $300 million secured revolving credit and term loan facility. The new credit facility is scheduled to expire in October 2019 and replaces NPL’s previous $75 million credit facility, which was scheduled to expire in June 2015.

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

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

As of September 30, 2014, Southwest had 1,912,000 residential, commercial, industrial, and other natural gas customers, of which 1,023,000 customers were located in Arizona, 701,000 in Nevada, and 188,000 in California. Residential and commercial customers represented over 99% of the total customer base. During the twelve months ended September 30, 2014, 56% of operating margin was earned in Arizona, 34% in Nevada, and 10% in California. During this same period, Southwest earned 85% of its operating margin from residential and small commercial customers, 4% from other sales customers, and 11% from transportation customers. These general patterns are expected to remain materially consistent for the foreseeable future.

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

NPL Construction Co. (“NPL” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that primarily provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems. NPL operates in 20 major markets nationwide. Construction activity is cyclical and can be significantly impacted by changes in weather, general and local economic conditions (including the housing market), interest rates, employment levels, job growth, the equipment resale market, pipe replacement programs of utilities, and local and federal regulation (including tax rates and incentives). During the past few years, utilities have implemented or modified pipeline integrity management programs to enhance safety pursuant to federal and state mandates. These programs, coupled with previous bonus depreciation tax deduction incentives, have resulted in a significant increase in multi-year pipeline replacement projects throughout the country. Generally, revenues are lowest during the first quarter of the year due to less favorable winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. In certain circumstances, such as with large, longer duration bid contracts, or unit-price contracts with caps, results may be impacted by differences between costs incurred and those anticipated when the work was originally bid. In October 2014, NPL expanded its operations into Canada through the acquisition of Link Line and W.S. Nicholls. In connection with the acquisition, Brigadier, a U.S. business, was also acquired.

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as MD&A included in the 2013 Annual Report to Shareholders, which is incorporated by reference into the 2013 Form 10-K, and the first and second quarter 2014 reports on Form 10-Q.

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

Executive Summary

The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s operations. As needed, certain items are covered in greater detail in later sections of management’s discussion and analysis. As reflected in the table below, the natural gas operations segment accounted for an average of 82% of twelve-month-to-date consolidated net income over the past two years. As such, management’s discussion and analysis is primarily focused on that segment. Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of results for a full year.

Summary Operating Results

	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2014	2013	2014	2013	2014	2013
	(In thousands, except per share amounts)
Contribution to net income (loss)
Natural gas operations	$(11,452)	$(11,939)	$62,945	$69,317	$117,797	$121,327
Construction services	13,422	9,075	19,435	18,700	21,886	29,083

Net income (loss)	$1,970	$(2,864)	$82,380	$88,017	$139,683	$150,410

Average number of common shares outstanding	46,513	46,337	46,485	46,306	46,451	46,265

Basic earnings (loss) per share
Consolidated	$0.04	$(0.06)	$1.77	$1.90	$3.01	$3.25

Natural Gas Operations
Operating margin	$153,040	$147,285	$621,650	$609,758	$876,045	$857,664

3rd Quarter 2014 Overview

Natural gas operations highlights include the following:

•	Operating margin increased $6 million, or 4%, compared to the prior-year quarter

•	Operations and maintenance expense decreased $2.6 million compared to the prior-year quarter

•	Other income decreased $2.2 million between quarters

•	Net financing costs increased $2.4 million compared to the prior-year quarter

Construction services highlights include the following:

•	Revenues increased $14.1 million, or 7%, compared to the prior-year quarter

•	Construction expenses increased $6.4 million, or 4%, compared to the prior-year quarter

•	Contribution to net income increased $4.3 million between quarters

•	Completed acquisition of three construction services businesses in October 2014

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

Customer Growth. Southwest completed 20,000 first-time meter sets, but realized 29,000 net new customers over the last twelve months, an increase of 1.5%. The incremental additions reflect a return to service of customer meters on previously vacant homes. Southwest projects customer growth of about 1.5% for 2014.

Company-Owned Life Insurance (“COLI”). Southwest has life insurance policies on members of management and other key employees to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The COLI policies have a combined net death benefit value of approximately $237 million at September 30, 2014. The net cash surrender value of these policies (which is the cash amount that would be received if Southwest voluntarily terminated the policies) is approximately $96.1 million at September 30, 2014 and is included in the caption “Other property and investments” on the balance sheet. The Company currently intends to hold the COLI policies for their duration and purchase additional policies as necessary. Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender value components of COLI policies as they progress toward the ultimate death benefits are also recorded without tax consequences. Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, generally the cash surrender value (but not the net death benefit) moves up and down consistent with movements in the broader stock and bond markets. As indicated in Note 1 of the Notes to Condensed Consolidated Financial Statements, cash surrender values of COLI policies (including incremental death benefits) decreased $300,000 in the third quarter of 2014, increased $2.9 million in the first nine months of 2014, and increased $7.2 million during the twelve months ended September 30, 2014. Management currently expects average returns of $3 million to $5 million annually on the COLI policies, excluding any net death benefits recognized, although in any given period, losses are possible.

Credit Rating Downgrade. In October 2014, Standard & Poor’s Ratings Services (“S&P”) downgraded the Company’s unsecured long-term debt ratings from A- to BBB+ (with a stable outlook). S&P cited the Company’s acquisition of Link-Line, W.S. Nicholls, and Brigadier, which increases the relative size of the higher-risk construction services business segment. S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default). The S&P rating of BBB+ indicates the issuer of the debt is regarded as having an adequate capacity to pay interest and repay principal. In May 2013, Fitch Ratings rated the Company’s senior unsecured debt as A. In January 2014, Moody’s Investors Service, Inc. rated the Company’s senior unsecured debt as A3.

Liquidity. Southwest believes its liquidity position is solid. Southwest has a $300 million credit facility maturing in March 2019. The facility is provided through a consortium of eight major banking institutions. The maximum amount outstanding on the credit facility (including a commercial paper program) during the third quarter of 2014 was $50 million. At September 30, 2014, $50 million was outstanding on the commercial paper program. In November 2014, the Company plans to redeem the $65 million 5.25% 2004 Series A IDRBs and anticipates using available capacity on the long-term portion of its credit facility to complete the redemption. Southwest has no significant debt maturities prior to 2017.

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended September 30,
	2014	2013
	(Thousands of dollars)
Gas operating revenues	$226,027	$195,031
Net cost of gas sold	72,987	47,746

Operating margin	153,040	147,285
Operations and maintenance expense	93,389	95,981
Depreciation and amortization	50,533	48,427
Taxes other than income taxes	11,835	11,153

Operating income (loss)	(2,717)	(8,276)
Other income (deductions)	442	2,663
Net interest deductions	17,159	14,780

Income (loss) before income taxes	(19,434)	(20,393)
Income tax expense (benefit)	(7,982)	(8,454)

Contribution to consolidated net income (loss)	$(11,452)	$(11,939)

Operating margin increased $6 million between quarters including approximately $5 million of rate relief in California due to a final decision in the California general rate case (see Rates and Regulatory Proceedings). New customers contributed $1 million in operating margin during the third quarter of 2014, as approximately 29,000 net new customers were added during the last twelve months.

Operations and maintenance expense decreased $2.6 million, or 3%, between quarters. Declines in employee-related costs, including pension expense, were partially offset by increases in general costs.

Depreciation and amortization expense increased $2.1 million, or 4% between quarters. Average gas plant in service for the current quarter increased $306 million, or 6%, compared to the corresponding quarter a year ago. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business. Increases in depreciation from these plant additions were partially offset by lower depreciation rates in California.

Other income, which principally includes returns on COLI policies (including recognized net death benefits) and non-utility expenses, decreased $2.2 million between quarters. The current quarter reflects COLI policy cash surrender value decreases of $300,000 (net of death benefits recognized), while the prior-year quarter included $2.5 million in COLI-related income. In addition, interest income on deferred PGA balances increased between quarters due to PGA balances that were under collected in the current period.

Net interest deductions increased $2.4 million between quarters, primarily due to the issuance of $250 million of long-term debt in the fourth quarter of 2013. The increase was mitigated by higher interest expense in the prior-year quarter associated with over-collected deferred PGA balances.

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

Nine-Month Analysis

	Nine Months Ended September 30,
	2014	2013
	(Thousands of dollars)
Gas operating revenues	$983,999	$927,500
Net cost of gas sold	362,349	317,742

Operating margin	621,650	609,758
Operations and maintenance expense	293,417	288,003
Depreciation and amortization	152,540	144,492
Taxes other than income taxes	34,256	34,021

Operating income	141,437	143,242
Other income (deductions)	4,902	8,174
Net interest deductions	51,445	45,344

Income before income taxes	94,894	106,072
Income tax expense	31,949	36,755

Contribution to consolidated net income	$62,945	$69,317

The contribution to consolidated net income from natural gas operations decreased $6.4 million in the first nine months of 2014 compared to the same period a year ago. The decline was primarily due to increases in operating expenses and net interest deductions and a decrease in other income, partially offset by an increase in operating margin.

Operating margin increased $12 million between periods including approximately $7 million of rate relief in California (see Rates and Regulatory Proceedings). New customers contributed $6 million in operating margin during the first nine months of 2014. Operating margin associated with customers outside the decoupling mechanisms and other miscellaneous revenues declined by $1 million.

Operations and maintenance expense increased $5.4 million, or 2%, between periods primarily due to a $5 million legal accrual in the first quarter of 2014. General cost increases were largely offset by declines in employee-related costs, including pension expense.

Depreciation and amortization expense increased $8 million, or 6% between periods. Average gas plant in service for the current period increased $289 million, or 6%, compared to the corresponding period a year ago. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business. Amortization associated with the recovery of regulatory assets increased approximately $900,000 (primarily due to Arizona demand-side management, or “DSM” programs).

Other income decreased $3.3 million between periods. The current period reflects COLI policy cash surrender value increases of $2.9 million, while the prior-year period included $8.1 million in COLI-related income. Amounts for both periods included net death benefits recognized. Interest income on deferred PGA balances increased between periods due to under-collected PGA balances in the current period.

Net interest deductions increased $6.1 million between periods, primarily due to the issuance of $250 million of long-term debt in the fourth quarter of 2013. The increase was mitigated by higher interest expense in the prior-year period associated with over-collected deferred PGA balances.

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

Twelve-Month Analysis

	Twelve Months Ended September 30,
	2014	2013
	(Thousands of dollars)
Gas operating revenues	$1,356,653	$1,267,025
Net cost of gas sold	480,608	409,361

Operating margin	876,045	857,664
Operations and maintenance expense	390,328	379,621
Depreciation and amortization	201,896	191,099
Taxes other than income taxes	45,786	44,684

Operating income	238,035	242,260
Other income (deductions)	8,989	8,022
Net interest deductions	68,656	61,224

Income before income taxes	178,368	189,058
Income tax expense	60,571	67,731

Contribution to consolidated net income	$117,797	$121,327

The contribution to consolidated net income from natural gas operations decreased $3.5 million between the twelve-month periods of 2014 and 2013. The decline was primarily due to increases in operating expenses and net interest deductions, partially offset by an increase in operating margin.

Operating margin increased $18 million between periods including $9 million of combined rate relief. Customer growth contributed $8 million toward the increase. Incremental margin from customers outside the decoupling mechanisms and other miscellaneous revenues (including amounts associated with recoveries of Arizona regulatory assets) contributed the remainder of the increase.

Operations and maintenance expense increased $10.7 million, or 3%, between periods primarily due to higher general costs and legal accruals and expenses (including $5 million in the first quarter of 2014), partially offset by declines in employee-related costs, including pension expense.

Depreciation and amortization expense increased $10.8 million, or 6% between periods. Average gas plant in service for the current period increased $275 million, or 5%, as compared to the prior-year period. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business. Amortization associated with the recovery of regulatory assets, notably Arizona DSM programs, increased $3.2 million.

Taxes other than income taxes increased $1.1 million between periods due to higher property taxes in Arizona and Nevada.

Other income increased $967,000 between the twelve-month periods of 2014 and 2013. The current period reflects a $7.2 million increase in COLI policy cash surrender values including net death benefits recognized, while the prior twelve-month period reflected a $9.2 million increase in COLI-related income and net death benefits recognized. Interest income increased $1.4 million between periods primarily due to the higher PGA balance receivable in 2014. In addition, Arizona non-recoverable pipe replacement costs were $859,000 lower in the current twelve-month period as this pipe replacement activity was substantially completed in 2012.

Net interest deductions increased $7.4 million between the twelve-month periods of 2014 and 2013 primarily due to interest costs associated with the issuance of debt in the fourth quarter of 2013, partially offset by cost savings from 2013 debt refinancing and redemptions, and lower interest expense associated with deferred PGA balances payable.

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

Outlook for 2014 – 3rd Quarter Update

Operating margin for 2014 is expected to be favorably influenced by customer growth similar to 2013. A proportionate share of Paiute’s recent settlement rate increase is anticipated during the fourth quarter of 2014 (see Rates and Regulatory Proceedings). Rate relief from the recent California rate case decision has been largely recognized and incremental margin (above 2013 levels) for the fourth quarter of 2014 will not be significant.

Operating expenses for 2014 compared to 2013 will continue to be impacted by inflation, general cost increases, and depreciation expense on plant additions. Incremental costs, offset by a $9 million annualized decrease in pension costs (approximately $7 million to be reflected in operations and maintenance expense), are expected to result in an overall operating expense increase of approximately 3%, including the legal accrual recorded in the first quarter of 2014.

COLI-related income of $2.9 million for the first nine months of 2014 is consistent on a proportionate basis with Southwest’s estimated annual range of $3 million to $5 million. However, individual quarterly and annual periods will likely continue to be subject to volatility.

Southwest anticipates an approximate $6 million increase in net interest deductions in 2014 compared to 2013 primarily due to the October 2013 issuance of $250 million of 4.875% senior notes, partially offset by interest savings associated with the planned IDRB redemption in November 2014.

Infrastructure tracker mechanisms in Nevada and Arizona are expected to contribute modestly to 2014 operating results and trend upward over the next several years.

Results of Construction Services

Results of Construction Services

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2014	2013	2014	2013	2014	2013
(Thousands of dollars)
Construction revenues	$206,448	$192,315	$510,025	$484,925	$675,728	$633,966
Operating expenses:
Construction expenses	173,937	167,581	444,778	422,969	595,093	545,420
Depreciation and amortization	11,504	10,317	34,574	31,755	45,788	42,152

Operating income	21,007	14,417	30,673	30,201	34,847	46,394
Other income (deductions)	(2)	5	13	15	37	4
Net interest deductions	262	317	800	921	1,024	1,240

Income before income taxes	20,743	14,105	29,886	29,295	33,860	45,158
Income tax expense	7,364	5,223	10,580	10,928	12,217	16,695

Net income	13,379	8,882	19,306	18,367	21,643	28,463
Net income (loss) attributable to noncontrolling interest	(43)	(193)	(129)	(333)	(243)	(620)

Contribution to consolidated net income attributable to NPL	$13,422	$9,075	$19,435	$18,700	$21,886	$29,083

Quarterly Analysis. Contribution to consolidated net income from construction services for the three months ended September 30, 2014 increased $4.3 million compared to the same period of 2013.

Revenues increased $14.1 million when compared to the third quarter of 2013 primarily due to incremental work from increased capital spending by several existing customers, substantial completion of the accumulation of delayed work under blanket contracts carried over from the first and second quarters, and increased bid work. Construction expenses increased $6.4 million between quarters, primarily due to the above revenue growth. General and administrative expenses (included in construction expenses) include $1.2 million of transaction costs related to the business acquisition of Link-Line, W.S. Nicholls, and Brigadier, which was completed in October 2014. Depreciation expense increased $1.2 million due to new equipment purchases. Gains on sale of equipment (reflected as an offset to construction expenses) were $1.5 million and $704,000 for the third quarters of 2014 and 2013, respectively.

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

Nine-Month Analysis. Contribution to consolidated net income from construction services for the nine months ended September 30, 2014 increased $735,000 compared to the same period of 2013.

Revenues increased $25.1 million when compared to the first nine months of 2013 primarily due to increased replacement construction work. Increased construction activity in the second and third quarters substantially offset work that was delayed in the first quarter due to unfavorable weather conditions. Construction expenses increased $21.8 million between periods, primarily due to the items noted above, partially offset by greater gains on sale of equipment. General and administrative expense (included in construction expenses) includes $1.4 million of transaction costs related to the business acquisition which was completed in October 2014. Depreciation expense increased $2.8 million due to new equipment purchases. Gains on sale of equipment (reflected as an offset to construction expenses) were $5.7 million and $3 million for the first nine months of 2014 and 2013, respectively.

Twelve-Month Analysis. The contribution to consolidated net income from construction services for the twelve-month period ended September 30, 2014 decreased $7.2 million compared to the same period of 2013.

Revenues increased $41.8 million due primarily to an increase in utility customer contracts for pipe replacement work. Included in the prior period was $3 million of revenue associated with fourth quarter 2012 approved change orders on a large fixed-price pipeline replacement contract. Construction expenses increased $49.7 million between twelve-month periods primarily due to costs associated with the increase in pipe replacement construction work. General and administrative expense (included in construction expenses) increased $6.8 million due to changes that were implemented to match NPL’s increased size and business complexity and transaction costs ($1.4 million) related to the business acquisition which was completed in October 2014. In addition, NPL recorded approximately $2.7 million in the fourth quarter of 2013 associated with a legal settlement. Depreciation expense increased $3.6 million due to additional equipment purchased to support growth in the volume of work being performed. Gains on sale of equipment (reflected as an offset to construction expenses) were $6.8 million and $6.5 million for the twelve-month periods of 2014 and 2013, respectively.

During the past several years, NPL has focused its efforts on obtaining pipe replacement work under both blanket contracts and incremental bid projects. For both the twelve months ended September 30, 2014 and 2013, revenues from replacement work were approximately 70% of total revenues. Federal and state pipeline safety-related programs and prior bonus depreciation incentives have resulted in many utilities undertaking multi-year distribution pipe replacement projects. NPL continues to successfully bid on pipe replacement projects throughout the country.

Construction Services Acquisition

In October 2014, the Company, led principally by NPL, acquired Link-Line, W.S. Nicholls, and Brigadier for approximately US$185 million including debt assumed. Funding for the acquisition was primarily provided by a new $300 million secured revolving credit and term loan facility (see Note 5 – Long-Term Debt for additional information). Link-Line has approximately 700 employees and is one of the largest natural gas distribution contractors in Canada, with operations primarily in the province of Ontario. W.S. Nicholls has approximately 300 employees and provides fabrication and multi-trade services for industrial projects in the province of Ontario and western Canada. Brigadier has approximately 100 employees and performs midstream construction primarily in Pennsylvania. When combined with NPL, the acquisition creates one of the largest underground natural gas distribution contractors in North America. For 2013, revenues and operating income for the acquired companies were approximately US$250 million and US$16 million, respectively, or approximately 40% of the respective amounts for these line items of NPL. In connection with the acquisition, NPL incurred approximately $1.4 million in acquisition-related costs through September. Additional transaction-related expenses of approximately $3 million are anticipated in the fourth quarter of 2014. These costs are expected to be largely offset by operating income generated during the fourth quarter by the acquired companies.

Outlook for 2014 – 3rd Quarter Update

NPL’s revenues and operating profits are influenced by weather, customer requirements, mix of work, local economic conditions, bidding results, the equipment resale market, and the credit market. Typically, revenues are lowest during the first quarter of the year due to winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. The current low interest rate environment, and the regulatory environment (encouraging the natural gas industry to replace aging pipeline infrastructure) are having a positive influence on NPL’s revenues.

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

With the completion of the acquisition, management has a larger base on which to grow the business and will continue to seek to increase revenues by approximately 5% to 8% annually on average over the long term. Ultimately, revenues are subject to the timing and amount of work awarded by utility customers and success or failure of winning jobs in a competitive bid environment. It is anticipated that earnings generated by the acquired companies will substantially offset the additional acquisition-related costs, noted above, during the fourth quarter. Therefore, management expects that construction services earnings for the full year 2014 will modestly exceed 2013 results. In 2015, the acquired companies are expected to be accretive to net income after taking into consideration amortization costs associated with acquired intangible assets and related financing costs.

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

In June 2014, the CPUC issued a final decision in this proceeding (“Decision”) authorizing a $7.1 million overall revenue increase and PTY attrition increases of 2.75% annually for 2015 to 2018. A depreciation reduction of $3.1 million as requested by Southwest was also approved. The Decision also provides for a two-way pension balancing account to track differences between authorized and actual pension funding amounts, a limited COYL inspection program for schools, and an IRRAM to recover the costs associated with the new limited COYL program. New rates associated with the Decision were effective June 2014.

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

Separately, in March 2013, Southwest submitted a petition to the PUCN requesting authority to defer certain costs associated with the proposed accelerated 2013 replacement of certain EVPP to coincide with bonus depreciation tax relief extended by The American Taxpayer Relief Act of 2012. In June 2013, a stipulation (the “Stipulation”), which provided regulatory asset treatment for specific infrastructure replacement projects occurring during 2013 in the amount of $2 million in northern Nevada and approximately $13.6 million in southern Nevada, was reached by all parties and was approved by the PUCN. While the above-noted infrastructure replacement regulation was being finalized, the Company submitted a filing to the PUCN in November 2013 requesting authority to replace $18.9 million of EVPP in 2014; the PUCN approved the request in January 2014. The new rules (noted in the paragraph above) enabled the Company to make a filing in May 2014, referred to as a Gas Infrastructure Replacement (“GIR”) Advance Application, identifying projects for replacement beginning in January 2015. The PUCN issued a final decision on this application in October 2014, approving EVPP replacement expenditures of $14.4 million in 2015. Also in October 2014, Southwest filed its first GIR rate application to request a surcharge to recover cumulative deferrals through August 2014, which were established through five separate regulatory dockets. Southwest requested this surcharge to be effective for both the southern and northern Nevada rate jurisdictions in January 2015.

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

Effectively, as a result of these mechanisms, the increase in depreciation expense, ordinarily arising from related capital expenditures, will be netted to zero for approved projects, by the deferral process, between general rate cases. Incremental earnings associated with the equity portion of return related to these infrastructure replacements will materialize through billed rates, once a surcharge is established.

Arizona COYL Program. The Company received approval, in connection with its most recent Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for approximately 100,000 Arizona customers whose meters are setoff from the customer’s home, which is not a traditional configuration. Customers with this configuration were previously responsible for the cost of maintaining these lines and were subject to the immediate cessation of natural gas service if low-pressure leaks occurred. To facilitate this program, the Company was authorized to collect estimated leak survey costs in rates commencing in 2012. Effective June 2013, the Arizona Corporation Commission “ACC” authorized a surcharge of $0.00101 per therm to recover the costs of depreciation and pre-tax return the Company would have received if the additional pipe replacement costs themselves had been included in rate base concurrent with the most recent Arizona rate case. The surcharge is expected to be revised annually as the program progresses, with the undepreciated plant balance to be incorporated in rate base at the time of the next Arizona general rate case. In November 2013, the Company filed a request to modify or clarify the COYL provision to add a “Phase II” component to the COYL program to include the replacement of non-leaking COYLs. This request was approved by the ACC in January 2014, and requires that these replacements be coordinated with the Company’s other pipeline replacement projects and that the Company will prioritize leaking COYLs over non-leaking COYLs. A revised surcharge request, filed in February 2014, which proposed to increase COYL cost recovery to approximately $1.5 million annually was approved effective June 2014 (through an updated surcharge of $0.00231 per therm). As of September 30, 2014, an offer of a survey has been made to all COYL-eligible customers originally identified under Phase I, resulting in more than 5,400 meter relocations since the inception of the program. With the completion of Phase I customer contact, resources are now focused on contacting customers within replacement project areas to participate in the Phase II meter relocation. To date, over 300 customers have committed to meter relocations under Phase II.

Proposed LNG Facility. In January 2014, Southwest filed an application with the ACC seeking preapproval to construct, operate and maintain a 233,000 dekatherm LNG facility in southern Arizona and to recover the actual costs, including the establishment of a regulatory asset. Such an LNG facility would be designed to enhance service reliability and flexibility in natural gas deliveries in the southern Arizona area. Southwest requested approval of the actual cost of the project (including those facilities necessary to connect the proposed storage tank to Southwest’s existing distribution system) not to exceed $55 million. The proposed LNG facility would provide a local storage option, operated by Southwest and connected directly to its distribution system, providing greater flexibility to serve customers. Two options were presented in the ACC filing to fill the storage tank; either transferring LNG from tanker trucks or to liquefy the natural gas onsite. The liquefaction option would require the installation of equipment during the construction of the facility, which would provide operational and service flexibility benefits, at an additional cost of approximately $24 million and an estimated additional six months to construct. An ACC decision is expected to occur during 2014. If approved, construction is expected to be complete within approximately 24 to 30 months following ACC approval.

Federal Energy Regulatory Commission (“FERC”) Jurisdiction. During the second and third quarters of 2013, Paiute Pipeline Company, a wholly owned subsidiary of Southwest, notified present and potential shippers of its plans to expand its existing transmission system to provide additional firm transportation-service capacity in the Elko County, Nevada area. This additional capacity is required to meet growing natural gas demands caused by increased residential and business load and the greater energy needs of mining operations in the area. Through the “open season” process, shippers responded with substantial interest. Dependent upon several variables, including the ultimate route of the project, the price of labor and materials, and factors such as environmental impacts, the cost to complete this project has been estimated at approximately $35 million and has a targeted in-service date of November 2015 (contingent upon FERC action). In October 2013, Paiute submitted a filing with the FERC requesting that its Staff initiate a pre-filing review of the proposed expansion project; a certificate application for the project was filed in June 2014. In October 2014, the FERC issued a notice of schedule for environmental review for this project. Based on the FERC’s schedule, and the resulting associated deadlines, the FERC is expected to issue a decision on Paiute’s certificate application in the first half of 2015.

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

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

In September 2014, Paiute reached an agreement in principle with the FERC Staff and intervenors to settle its general rate case. In addition to agreeing to rate design changes to encourage longer-term contracts with its shippers, the settlement, which is being drafted by the parties for filing with the FERC in November 2014, would result in a revenue increase of $2.4 million, plus a $1.3 million depreciation reduction. This increase is based on an 11.5% pre-tax rate of return. Also, as part of this agreement, Paiute agreed not to file a rate case prior to May 2016, but no later than May 2019.

In October 2014, Paiute requested, and was granted, the authority to place the settlement rates into effect on an interim basis effective September 2014. These rates will remain in effect, subject to final FERC approval, which is expected late in the first quarter of 2015. Should the proceeding not be resolved by the agreement in principle, or if the settlement proceeds as a contested settlement, Paiute is authorized to receive the difference between the interim settlement rates and the separately filed motion rates from affected customers, retroactive to September 2014.

PGA Filings

The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. At September 30, 2014, under-collections in all three states resulted in an asset of $78.3 million on the Company’s balance sheet. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on profit margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual income statement components, which include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).

The following table presents Southwest’s outstanding PGA balances receivable/(payable) (millions of dollars):

	September 30, 2014	December 31, 2013	September 30, 2013
Arizona	$44.3	$3.2	$(11.6)
Northern Nevada	6.7	4.4	0.2
Southern Nevada	21.7	4.1	(5.3)
California	5.6	6.5	2.5

	$78.3	$18.2	$(14.2)

Arizona PGA Filing. In May 2014, Southwest filed an application to provide for monthly adjustments to the surcharge component of the Gas Cost Balancing Account to allow for more timely refunds to/recoveries from ratepayers, which was approved in July 2014. As part of this filing, the ACC also approved an initial surcharge of $0.06 per therm effective August 2014.

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

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

Cash Flows

Operating Cash Flows. Cash flows provided by consolidated operating activities decreased $6.6 million in the first nine months of 2014 as compared to the same period of 2013. The decline in operating cash flows was attributable to reduced net income and the impacts to cash flows from lower deferred income taxes and working capital components overall, partially offset by increases in cash flows from the impacts after adding back non-cash depreciation and amortization and by changes in other liabilities and deferred credits (notably, lower pension funding in 2014).

Investing Cash Flows. Cash used in consolidated investing activities increased $27.5 million in the first nine months of 2014 as compared to the same period of 2013. The increase was primarily due to additional construction expenditures, including scheduled and accelerated pipe replacement, and equipment purchases by NPL due to the increased replacement construction work of its customers. In addition, the current period includes cash outlays for the July 2014 purchase of the corporate headquarters office complex.

Financing Cash Flows. Net cash provided by consolidated financing activities increased $43.9 million in the first nine months of 2014 as compared to the same period of 2013. The prior period included the repayment of $53 million of IDRBs. The long-term debt issuance amounts and the remaining retirements of long-term debt primarily relate to borrowings and repayments under NPL’s line of credit. In addition, the prior period included NPL borrowing under note agreements with two banking institutions entered into during the second quarter of 2013. Dividends paid increased in the first nine months of 2014 as compared to the first nine months of 2013 as a result of an increase in the quarterly dividend rate and an increase in the number of shares outstanding.

The capital requirements and resources of the Company generally are determined independently for the natural gas operations and construction services segments. Each business activity is generally responsible for securing its own financing sources.

Gas Segment Construction Expenditures, Debt Maturities, and Financing

During the twelve-month period ended September 30, 2014, construction expenditures for the natural gas operations segment were $356 million. The majority of these expenditures represented costs associated with scheduled and accelerated replacement of existing transmission, distribution, and general plant. Customer growth-related expenditures were also an important factor. Cash flows from operating activities of Southwest were $290 million and provided approximately 70% of construction expenditures and dividend requirements of the natural gas operations segment. Other necessary funding was provided by cash on hand, external financing activities, and existing credit facilities.

Southwest estimates natural gas segment construction expenditures during the three-year period ending December 31, 2016 will be approximately $1.1 billion. Of this amount, it is expected that approximately $375 million will be incurred in 2014. Southwest plans to accelerate projects that improve system flexibility and reliability (including replacement of early vintage plastic pipe). Significant replacement activities are expected to continue during the next several years. See also Rates and Regulatory Proceedings for discussion of Nevada infrastructure, Arizona COYL, a proposed LNG facility, and planned Paiute expansion. During the three-year period, cash flows from operating activities of Southwest are expected to provide approximately 85% of the funding for the gas operations total construction expenditures and dividend requirements. Any additional cash requirements are expected to be provided by existing credit facilities and/or other external financing sources. The timing, types, and amounts of any additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest’s service areas, and earnings. External financings could include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

During the nine months ended September 30, 2014, the Company issued shares of common stock through the Stock Incentive Plan, raising approximately $419,000.

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

Dividend Policy

In reviewing dividend policy, the Board of Directors (“Board”) considers the adequacy and sustainability of earnings and cash flows of the Company and its subsidiaries; the strength of the Company’s capital structure; the sustainability of the dividend through all business cycles; and whether the dividend is within a normal payout range for its respective businesses. As a result of its ongoing review of dividend policy, in February 2014, the Board increased the quarterly dividend from 33 cents to 36.5 cents per share, effective with the June 2014 payment. Over time, the Board intends to increase the dividend such that the payout ratio approaches a local distribution company peer group average (approximately 55% to 65%), while maintaining the Company’s stable and strong credit ratings and the ability to effectively fund future rate base growth. The timing and amount of any future increases will be based upon the Board’s continued review of the Company’s dividend rate in the context of the performance of the Company’s operating segments and their future growth prospects.

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

On an interim basis, Southwest generally defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the most recent PGA rate change went into effect. At September 30, 2014, the combined balance in the PGA accounts totaled an under-collection of $78.3 million. See PGA Filings for more information.

The Company has a $300 million revolving credit facility that is scheduled to expire in March 2019. Southwest has designated $150 million of the $300 million facility for long-term borrowing needs and the remaining $150 million for working capital purposes. At September 30, 2014, $50 million was outstanding on the long-term portion of the credit facility (all under the commercial paper program). The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. This credit facility has been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing.

The Company has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by the Company’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At September 30, 2014, $50 million was outstanding under this program.

In November 2014, the Company plans to redeem at par its $65 million 2004 5.25% Series A fixed-rate IDRBs (originally due in 2034) and anticipates that sufficient capacity on the long-term portion of its credit facility will be available to fund the redemption.

NPL had a $75 million credit facility that was scheduled to expire in June 2015. At September 30, 2014, $24.5 million was outstanding on the NPL credit facility. In October 2014, NPL replaced its existing credit facility with a $300 million secured revolving credit and term loan facility that is scheduled to expire in October 2019.

The new facility was utilized in the recent construction services acquisition and is currently expected to meet NPL’s needs. Liquidity in the construction businesses will be contingent upon such things as mix of business, competition, tax laws, weather, and utility construction and replacement programs in the United States and Canada.

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

The following table sets forth the ratios of earnings to fixed charges for the Company. Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	September 30, 2014	December 31, 2013
Ratio of earnings to fixed charges	3.57	3.90

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and net amortized debt costs.

Legal Accrual

The Company maintains liability insurance for various risks associated with the operation of its natural gas pipelines and facilities. In connection with these liability insurance policies, the Company is responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. For the policy year August 2014 to July 2015, these liability insurance policies require Southwest to be responsible for the first $1 million dollars (self-insured retention) of each incident plus the first $4 million in aggregate claims above its self-insured retention in the policy year. At any given time the Company is involved in various legal matters. Through an assessment process, the Company may determine that certain costs are likely to be incurred in the future related to specific legal matters. In these circumstances and in accordance with accounting policies, the Company will make an accrual. In the first quarter of 2014, the Company recorded a $5 million accrual (the maximum self-insured retention plus aggregate for the policy year) in connection with an incident.

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “promote”, “seek,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, interest expense, the Company’s COLI strategy, annual COLI returns, replacement market and new construction market, amount and timing for completion of estimated future construction expenditures, including the planned LNG facility in southern Arizona and the proposed Paiute expansion in Elko County, Nevada, forecasted operating cash flows and results of operations, incremental operating margin in 2014, operating expense increases in 2014, funding sources of cash requirements, sufficiency of working capital and current credit facility, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity, future dividend increases, earnings trends, NPL’s projected financial performance and related market growth potential, NPL’s projections about the acquired businesses’ earnings (including accretion within the first twelve months) and future acquisition-related costs, pension and post-retirement benefits, the effect and timing of such effect of any rate changes or regulatory proceedings, including the Paiute Pipeline Company general rate case agreement in principle, infrastructure replacement mechanisms and the COYL programs, statements regarding future gas prices, gas purchase contracts and derivative financial instruments, recoverability of regulatory assets, the impact of certain legal proceedings, and the timing and results of future rate hearings and approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, the ability to recover costs through the PGA mechanisms or other regulatory assets, the effects of regulation/deregulation, the timing and amount of rate relief, changes in rate design, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, changes in construction expenditures and financing, changes in operations and maintenance expenses, effects of pension expense forecasts, accounting changes, future liability claims, changes in pipeline capacity for the transportation of gas and related costs, results of NPL bid work, NPL construction expenses, differences between actual and originally expected outcomes of NPL bid or other fixed-price construction agreements, acquisitions and management’s plans related thereto, results of acquired companies, ultimate allocation of purchase price of acquisition and the related amortization, including resulting accretion to earnings, competition in our construction businesses, construction and replacement work by pipeline customers, tax law changes in the United States and Canada, the ability to maintain Canadian customer relationships, and our ability to raise capital in external financings. In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing and operating expenses will continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Company’s 2013 Annual Report on Form 10-K filed with the SEC. No material changes have occurred related to the Company’s disclosures about market risk at September 30, 2014.

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

Based on the most recent evaluation, as of September 30, 2014, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2014 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

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

ITEMS 1A. through 3.    None.

ITEM 4. MINE SAFETY DISCLOSURES    Not applicable.

ITEM 5. OTHER INFORMATION    None.

ITEM 6. EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 10.01	–	NPL Credit Agreement.

Exhibit 12.01	–	Computation of Ratios of Earnings to Fixed Charges.

Exhibit 31.01	–	Section 302 Certifications.

Exhibit 32.01	–	Section 906 Certifications.

Exhibit 101	–

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SOUTHWEST GAS CORPORATION September 30, 2014	Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: November 6, 2014

/s/ GREGORY J. PETERSON
Gregory J. Peterson
Vice President/Controller and Chief Accounting Officer