Form 10-K
period 2014-12-31
SOUTHWEST GAS CORP
filed 2015-02-26
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant:

$2,454,899,230 as of June 30, 2014

The number of shares outstanding of common stock:

Common Stock, $1 Par Value, 46,637,647 shares as of February 17, 2015

DOCUMENTS INCORPORATED BY REFERENCE

Description	Part Into Which Incorporated
Annual Report to Shareholders for the Year Ended December 31, 2014 2015 Proxy Statement	Parts I, II, and IV Part III

PART I

Item 1.	BUSINESS

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

In October 2014, the Company, through its subsidiaries, led principally by NPL Construction Co. (“NPL”), completed the acquisition of three privately held, affiliated construction businesses for approximately US$221 million. The acquisition extends the construction services operations into Canada and provides additional opportunities for market expansion. The acquired companies comprise: (i) Link-Line Contractors Ltd., an Ontario corporation (“Link-Line”) that provides construction and maintenance services for the Canadian utility industry, with operations primarily in Ontario, Canada; (ii) W.S. Nicholls Construction, Inc., an Ontario corporation, as well as two additional companies also operating under the name W.S. Nicholls, which together provide industrial construction solutions, fabrication, and civil services to the oil and gas, pulp and paper, and automotive industries, as well as government and private sector customers in British Columbia and Ontario, Canada (collectively “W.S. Nicholls”); and (iii) via asset purchase, the business of Brigadier Pipelines Inc., a Delaware corporation, operating in the North Eastern portion of the United States as a specialty midstream pipeline contractor (“Brigadier”). Centuri Construction Group Inc. (“Centuri”), through its subsidiaries, holds a 50% interest in W.S. Nicholls Western Construction LTD. (“Western”), a Canadian construction services company.

In October 2014, coincident with the acquisition, the Company restructured its ownership of NPL and Carson Water Company (an inactive wholly owned subsidiary) creating a holding company, a direct subsidiary of Carson Water Company. In January 2015, the holding company was renamed Centuri. Two direct holding companies exist under Centuri: Vistus Construction Group Inc. (“Vistus”, U.S. operations) and Lynxus Construction Group Inc. (“Lynxus”, Canadian operations). Three subsidiaries exist under Vistus: NPL, Southwest Administrators, and Brigadier. Link-Line and W.S. Nicholls are subsidiaries of Lynxus. Previous owners of the acquired companies retained an approximate 10% stock ownership interest in Lynxus. However, their underlying equity agreements include dividend participation rights equal to 3.4% of dividends declared at the level of Centuri. Additionally, these same agreements include, among other terms, the ability of the prior owners to exit their investment retained by requiring Centuri to purchase a portion of their interest (in Lynxus) commencing October 2016 and in incremental amounts each anniversary date thereafter. The shares subject to the election cumulate (if earlier elections are not made) such that 100% of their interest retained is subject to the election after September 2021. Furthermore, the equity agreements include an exchange feature such that the interest retained in Lynxus may be convertible into shares equivalent to a 3.4% interest in Centuri. Additional discussion is included in Notes 15 and 16 of the Notes to Consolidated Financial Statements in the 2014 Annual Report to Shareholders, which is incorporated herein by reference. References to Centuri below fully encompass activities and impacts from any of the businesses that are included in the Centuri organization structure. References to “construction services” will also mean the activities, individually or in the aggregate, in the Centuri organization structure. Centuri, a wholly owned subsidiary, is a full-service underground piping contractor that primarily provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems, and develops industrial construction solutions.

Financial information concerning the Company’s business segments is included in Note 13 of the Notes to Consolidated Financial Statements, which is included in the 2014 Annual Report to Shareholders and is incorporated herein by reference.

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

NATURAL GAS OPERATIONS

General Description

Southwest is subject to regulation by the Arizona Corporation Commission (“ACC”), the Public Utilities Commission of Nevada (“PUCN”), and the California Public Utilities Commission (“CPUC”). These commissions regulate public utility rates, practices, facilities, and service territories in their respective states. The CPUC also regulates the issuance of all securities by the Company, with the exception of short-term borrowings. Certain accounting practices, transmission facilities, and rates are subject to regulation by the Federal Energy Regulatory Commission (“FERC”). Centuri is not regulated by the state utilities commissions or by the FERC in any of its operating areas.

As of December 31, 2014, Southwest purchased and distributed or transported natural gas to 1,930,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. Southwest added 26,000 net new customers during 2014. Southwest expects similar customer growth in 2015.

The table below lists the percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

	Distribution
For the Year Ended	Residential and Small Commercial	Other Sales Customers	Transportation
December 31, 2014	85%	4%	11%
December 31, 2013	85%	4%	11%
December 31, 2012	85%	4%	11%

Southwest is not dependent on any one or a few customers such that the loss of any one or several would have a significant adverse impact on earnings or cash flows. See Risk Factors below regarding impacts in the event of loss of significant customers in the construction services segment.

Transportation of customer-secured gas to end-users accounted for 47% of total system throughput in 2014. Customers who utilized this service transported 91 million dekatherms in 2014, 104 million dekatherms in 2013, and 100 million dekatherms in 2012. Although these volumes are significant, these customers provided a much smaller proportionate share of operating margin.

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

Information with respect to recent general rate cases and PGA filings is included in the Rates and Regulatory Proceedings section of Management’s Discussion and Analysis (“MD&A”) in the 2014 Annual Report to Shareholders.

The table below lists recent docketed general rate filings and the status of such filing within each ratemaking area:

Ratemaking Area	Type of Filing	Month Filed	Month Final Rates Effective
Arizona:	General rate case	November 2010	January 2012
California:
Northern and Southern	Annual attrition	November 2014	January 2015
Northern and Southern	General rate case	December 2012	June 2014
Nevada:
Northern and Southern	General rate case	April 2012	November 2012
FERC:
Paiute	General rate case	February 2014	February 2015
Paiute	General rate case	February 2009	April 2010

While Southwest is subject to regulatory rules and oversight with regard to rates and operating requirements under its various state tariffs (and federal tariff, in the case of Paiute Pipeline), it is also subject to regulation with regard to the safety and integrity of its pipeline systems. The Department of Transportation (“DOT”) administers pipeline regulations through the Office of Pipeline Safety, within the Pipeline and Hazardous Materials Safety Administration (“PHMSA”). In recent years, various pieces of legislation have been passed in the areas of distribution integrity, control room management, and pipeline safety. The Pipeline Inspection, Protection, Enforcement, and Safety (“PIPES”) Act of 2006 mandated, among other things, a graduated implementation program for control room management, a requirement to install excess flow valves on single-family residential customer locations, and a Distribution Integrity Management Program (“DIMP”), which was required to be in place by August 2011, and includes evaluation and mitigation of risks, as well as certain reporting requirements. Additionally, Congress passed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“the Bill”), effective January 2012, which increased/strengthened previously existing safety requirements, including damage prevention programs, penalty provisions, and requirements related to automatic and remote-controlled shut-off valves, public awareness programs, incident notification, and maximum allowable operating pressure for certain facilities. The Bill required the DOT to conduct further study of existing programs and future requirements. The Company continues to monitor changing pipeline safety legislation and participates to the extent possible in crafting associated mandates and reporting. As additional rules are developed, they could impact the Company’s expenses and the timing and amount of capital expenditures.

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

Demand for natural gas is greatly affected by temperature. On cold days, use of gas by residential and commercial customers can be as much as seven times greater than on warm days because of increased use of gas for space heating. To fully satisfy this increased high-priority demand, gas is withdrawn from storage in certain service areas, or peaking supplies are purchased from suppliers. If necessary, service to interruptible lower-priority customers may be curtailed to provide the needed delivery system capacity. Southwest maintains no significant backlog on its orders for gas service.

Natural Gas Supply

Southwest is responsible for acquiring and arranging delivery of natural gas to its system in sufficient quantities to meet its sales customers’ needs. Southwest’s primary natural gas procurement objective is to ensure that adequate supplies of natural gas are available at a reasonable cost. Southwest acquires natural gas from a wide variety of sources and a mix of purchase provisions, which includes spot market and firm supplies. The purchases may have terms from one day to several years and utilize both fixed and indexed pricing. During 2014, Southwest acquired natural gas from 46 suppliers. Southwest regularly monitors the number of suppliers, their performance, and their relative contribution to the overall customer supply portfolio. New suppliers are contracted when possible, and solicitations for supplies are extended to the largest practicable list of suppliers, taking into account each supplier’s creditworthiness. Competitive pricing, flexibility in meeting Southwest’s requirements, and participation by suppliers who have demonstrated reliability of service are instrumental to any one supplier’s inclusion in Southwest’s portfolio. The goal of this practice is to mitigate the risk of nonperformance by any one supplier and ensure competitive prices.

Balancing reliability with supply cost results in a continually changing mix of purchase provisions within the supply portfolios. To address the unique requirements of its various market areas, Southwest assembles and administers a separate natural gas supply portfolio for each of its jurisdictional areas. Southwest facilitates most natural gas purchases through competitive bid processes.

To mitigate customer exposure to short-term market price volatility, Southwest seeks to fix the price on a portion (for the 2014/2015 heating season, up to 25%, depending on the jurisdiction) of its forecasted annual normal-weather volume requirement, primarily using firm, fixed-price purchasing arrangements that are secured periodically throughout the year. Southwest’s price volatility mitigation program includes the use of financial derivatives, in the form of fixed-for-floating-index-price swaps combined with indexed-price physical purchases, to secure a portion of the fixed-price portfolio for the Arizona rate jurisdiction. The combination of fixed-price contracts and financial derivatives is designed to increase flexibility for Southwest and increase supplier diversification. The cost of such financial derivatives combined with the associated indexed-price physical purchases is recovered from customers through the PGA mechanism.

In late 2013, the Company suspended further fixed-for-floating-index-price swaps and fixed-price purchases pursuant to the Volatility Mitigation Program (“VMP”) for its Nevada territories. The Nevada VMP suspension is forward looking and did not impact Nevada VMP purchase transactions that occurred prior to the suspension (for delivery up to and including March 2015). The Company evaluates, on a quarterly basis, the suspension of Nevada VMP purchases in light of prevailing market fundamentals and regulatory conditions. Any future decision concerning Nevada VMP purchases will be documented and retained to facilitate regulatory review in accordance with the stipulation. The Company schedules quarterly meetings with the PUCN Staff and the Bureau of Consumer Protection to discuss market fundamentals, along with any decision by the Company concerning VMP purchases for the Nevada service territories.

For the 2014/2015 heating season, fixed-price purchases ranged from approximately $4 to $5 per dekatherm. Southwest makes non-fixed-price natural gas purchases under variable-price contracts with firm quantities or on the spot market. Prices for these contracts are not known until the month or day of purchase.

The firm natural gas supply arrangements are structured such that a stated volume of natural gas is required to be nominated by Southwest and delivered by the supplier. Contracts provide for fixed or market-based penalties to be paid by the non-performing party.

Storage availability can influence the average annual price of natural gas, as storage allows a company to purchase natural gas quantities during the off-peak season and store it for use in high demand periods when prices may be greater or supplies/capacity tighter. Southwest currently has no storage availability in its southern Nevada rate jurisdiction. Limited storage availability exists in southern and northern California, northern Nevada, and the Arizona rate jurisdiction.

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

Southwest also has an agreement for its Arizona rate jurisdiction with Enstor Grama Ridge Storage and Transportation, LLC (“Enstor”) which provides for a maximum quantity of 600,000 dekatherms of natural gas underground storage in New Mexico that is deliverable on the El Paso system. Southwest has received preapproval to construct, operate and maintain a 233,000 dekatherm LNG facility in southern Arizona. This facility is intended to enhance service reliability and flexibility in natural gas deliveries in the southern Arizona area by providing a local storage option, operated by Southwest and connected directly to its distribution system. Construction is expected to be complete within approximately 24 to 30 months from the date of approval.

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

The landscape for national natural gas supply is continuously changing. Advanced drilling techniques continue to provide access to abundant and sustainable natural gas supplies. The natural gas market has responded to the abundant supply of natural gas with reductions to both price volatility and the total price of the commodity. Forecasts show that an ample and diverse natural gas supply is available to Southwest’s customers at a highly competitive price when compared with competing forms of energy.

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

The United States Environmental Protection Agency (“EPA”) and the State of California Environmental Protection Agency (“Cal/EPA”) have issued regulations that require the reporting of greenhouse gas emissions (“GHG”) from large sources and suppliers in order to facilitate the development of policies and programs to reduce GHGs. The Company reports required information to EPA and Cal/EPA under each respective Mandatory Reporting Rule (“MRR”) including the volumes of natural gas that it receives for distribution to LDC customers (EPA and Cal/EPA MRR Subpart NN), and the “fugitive” GHG emissions that result from the operation of its LDC pipelines (EPA MRR Subpart W). While some parts of the MRRs do not apply to Southwest, other required information is being reported to the Department of Energy, the Department of Transportation, or is available in existing Company databases. The Company also monitors the development of climate legislation (including the State of California Global Warming Solutions Act), which could result in additional requirements or have financial implications.

California Assembly Bill Number 32 and the regulations promulgated by the California Air Resources Board (“CARB”), require Southwest, as a covered entity, to comply with all of the requirements associated with the California GHG Emissions Reporting Program and the California Cap and Trade Program. The objective of these programs is to reduce California statewide GHG emissions to 1990 levels by 2020. Southwest must report its annual GHG emissions by April of each year and third-party verification of those reported amounts is required by September of each year. Starting with 2015, the CARB will annually allocate to Southwest a certain number of allowances based on Southwest’s reported 2011 GHG emissions. Southwest received its allocation for 2015 in the third quarter of 2014. Of those allowances, Southwest must consign 25% into quarterly allowance auctions and the remaining allowances can be used to meet the triennial compliance obligation to cover the quantity of GHG emissions that occur during each triennial compliance period. The amount Southwest must consign increases by 5% annually. Given those levels of consignment, Southwest must also purchase allowances to meet its triennial compliance period obligations. Those purchases can be made through auctions or reserve sales that are hosted by the CARB, or through over the counter (“OTC”) purchases with other market participants. In addition to allowances, Southwest can purchase up to 8% of its annual GHG emissions with offsets, which are credits available in the OTC market from industries that generate reductions in greenhouse gas emissions.

There are two triennial compliance periods; one ending in 2017 and the other ending in 2020. To meet its compliance obligations, during each triennial compliance period, Southwest must surrender a combination of allowances and offsets equal to 30% of its annual reported GHG emissions for the prior year by November 1 of each year (2016 through 2020). Also by November 1 of the year following each of the triennial compliance periods (2018 and 2021), Southwest must surrender a sufficient number of allowances and offsets to meet the amount of GHG emissions reported during that triennial compliance period, less the amount previously surrendered.

By September of each year, Southwest must inform the CARB of the percentage of Southwest’s annual allocation that are to be placed in Southwest’s Limited Use Holding Account (“LUHA”) for consignment to the quarterly auctions. In August 2014, Southwest filed the necessary paperwork with the CARB to place 25% of the allocated allowances in the LUHA. In December 2014, Southwest applied to participate in the quarterly auction to be held in February 2015 the results of which are still pending. Program costs or credits received are expected to receive regulatory treatment and not have an impact to earnings.

Employees

At December 31, 2014, the natural gas operations segment had 2,196 regular full-time equivalent employees. Southwest believes it has a good relationship with its employees and that compensation, benefits, and working conditions afforded its employees are comparable to those generally found in the utility industry. No employees are represented by a union.

CONSTRUCTION SERVICES

Centuri (consisting of NPL and the October 2014 acquired companies of Link-Line, W.S. Nicholls, and Brigadier) is a full-service contractor whose customers are primarily energy services utilities. Centuri derives revenue from installation, replacement, repair, and maintenance of energy distribution systems, and developing industrial construction solutions. Centuri contracts primarily with LDCs to install, repair, and maintain energy distribution systems from the town border station to the end-user. The primary focus of Centuri operations is distribution pipe and service hook-up replacements as well as line installations for new business development. Construction work varies from relatively small projects to the piping of entire communities. Construction activity is seasonal in most areas. Peak construction periods are the summer and fall months in colder climate areas, such as the North East, Midwest, and Canada. In the warmer climate areas, such as the southwestern United States, construction continues year round.

During the past few years, several factors have resulted in an increase in large multi-year distribution pipe replacement projects. The U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration instituted DIMP which required operators of gas distribution pipelines to develop and implement integrity management programs to enhance safety by identifying and reducing pipeline integrity risks. Also contributing to the increase in replacement projects were bonus depreciation tax deduction incentives provided for by the Small Jobs Act of 2010 and the Tax Relief Unemployment Insurance Reauthorization and Job Creation Act of 2010. The American Tax Payer Relief Act of 2012 extended 50% bonus depreciation deduction tax incentives for 2013. The Tax Increase Prevention Act of 2014 extended 50% bonus depreciation deduction tax incentives for 2014. Finally, funding for customers’ planned replacement projects improved due to greater access to credit markets.

In connection with the increased construction activity, several large multi-year distribution pipe replacement projects were awarded to Centuri. Centuri was selected as the sole contractor on certain of these projects, or one of several contractors to work on others. Centuri continues to bid on pipe replacement projects throughout the United States and Canada and has made structural and transitional changes to match the increased size and complexity of the business. The amount of work completed by Centuri on these multi-year contracts will vary from year to year.

Centuri’s business activities are often concentrated in utility service territories where existing energy lines are scheduled for replacement. An LDC will typically contract with Centuri to provide pipe replacement services and new line installations. Contract terms generally specify unit-price or fixed-price arrangements. Unit-price contracts establish prices for all of the various services to be performed during the contract period. These contracts often have annual pricing reviews. During 2014, approximately 88% of revenue was earned under unit-price contracts. As of December 31, 2014, a backlog of approximately $46.2 million existed with respect to outstanding fixed-priced construction contracts.

Materials used by Centuri in its construction activities are typically specified, purchased, and supplied by Centuri’s customers. Construction contracts also contain provisions which make customers generally liable for remediating environmental hazards encountered during the construction process. Such hazards might include digging in an area that was contaminated prior to construction, finding endangered animals, digging in historically significant sites, etc. Otherwise, Centuri’s operations have minimal environmental impact (dust control, normal waste disposal, handling harmful materials, etc.)

Competition within the industry has traditionally been limited to several regional and numerous local competitors in what has been a largely fragmented industry. Some national competitors also exist within the industry. Centuri currently operates in 20 major markets within the United States and also within the provinces of British Columbia and Ontario in Canada. Its customers are primarily the principal LDCs in those markets. During 2014, Centuri served over 100 customers, with Southwest accounting for approximately 12% of total revenues. Additionally, two customers accounted for approximately 25% of total revenue, while four other customers individually accounted for 5% or more of total revenue.

Employment fluctuates between seasonal construction periods, which are normally heaviest in the summer and fall months. At December 31, 2014, Centuri had 4,036 regular full-time equivalent employees. Employment peaked in October 2014 when there were 4,911 employees. Most employees are represented by unions and are covered by collective bargaining agreements, which is typical of the utility construction industry.

Centuri’s operations are conducted from 25 field locations throughout the United States and 12 field locations within Canada with corporate headquarters located in Phoenix, Arizona. Buildings and equipment storage yards are normally leased from third parties. The lease terms are typically five years or less.

The construction services segment is not directly affected by regulations promulgated by the ACC, PUCN, CPUC, or FERC. Centuri is an unregulated energy services subsidiary of Southwest Gas Corporation. However, because Centuri performs work for the regulated natural gas segment of the Company, its associated construction costs are subject indirectly to “prudency reviews” just as any other capital work that is performed by third parties or directly by Southwest. However, such “prudency reviews” would not bring Centuri under the regulatory jurisdiction of any of the commissions noted above.

Centuri has a 65% interest in IntelliChoice Energy, LLC (“ICE”) and consolidates ICE as a majority owned subsidiary. ICE was established in 2009 and markets natural gas engine-driven heating, ventilating, and air conditioning (“HVAC”) technology and products. To date, ICE has not been a significant component of Centuri operating results

Centuri consolidates Lynxus, for accounting purposes, (including its wholly owned subsidiaries) as a majority owned subsidiary. Western is a variable interest entity, for which the Company is not the primary beneficiary, that specializes in construction of underground aviation fueling systems and storage tanks. Therefore, Western is not consolidated with Centuri and is accounted for under the equity method of accounting. To date, Western has not been a significant component of Centuri’s operating results.

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

Regulatory commissions set our utility customer rates and determine what we can charge for our rate-regulated services. Our ability to obtain timely future rate increases depends on regulatory discretion. Governmental policies and regulatory actions, including those of the Arizona Corporation Commission, the California Public Utilities Commission, the Federal Energy Regulatory Commission, and the Public Utilities Commission of Nevada relating to allowed rates of return, rate structure, purchased gas and investment recovery, operation and construction of facilities, present or prospective wholesale and retail competition, changes in tax laws and policies, and changes in and compliance with environmental and safety laws such as the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 and policies, can reduce our earnings. Risks and uncertainties relating to delays in obtaining, or failure to obtain, regulatory approvals, conditions imposed in regulatory approvals, and determinations in regulatory investigations can also impact financial performance. In particular, the timing and amount of rate relief can materially impact results of operations.

We are unable to predict what types of conditions might be imposed on Southwest or what types of determinations might be made in pending or future regulatory proceedings or investigations. We nevertheless believe that it is not uncommon for conditions to be imposed in regulatory proceedings, for Southwest to agree to conditions as part of a settlement of a regulatory proceeding, or for determinations to be made in regulatory investigations that reduce our earnings and liquidity. For example, we may request recovery of a particular operating expense in a general rate case filing that a regulator disallows, negatively impacting our earnings if the expense continues to be incurred. We received regulatory approval of a settlement in our most recent Arizona general rate case filing in which we agreed to not file a general rate case in Arizona until April 30, 2016. This could result in gradual earnings deterioration as costs increase for the duration of the stay-out period. If, despite rate establishment surrounding the decoupling mechanism, approval of the mechanism is rescinded by Arizona regulators, the prohibition against filing a general rate case for the remainder of the stay-out period would be eliminated.

We may be subject to disallowances, penalties or fines related to the operation of natural gas pipelines under recent regulations concerning natural gas pipeline safety, which could have an adverse effect on our results of operations, financial condition, and/or cash flows.

We are committed to consistently monitoring and maintaining our distribution system and storage operations to ensure that natural gas is acquired, stored and delivered safely, reliably and efficiently. Due to the combustible nature of our product, we anticipate that the natural gas industry could be the subject of increased federal, state, and local regulatory oversight over time. We intend to work diligently with industry associations and federal, state, and local regulators to ensure compliance with any new laws, such as the “Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011.” We expect there to be increased costs associated with compliance (and potential penalties for any non-compliance) with this and similar laws. If these costs are not recoverable in our customer rates, or if there are delays in recoverability due to regulatory lag, they could have a negative impact on our operating costs and financial results.

Our operating results may be adversely impacted by a prolonged economic downturn.

The most recent economic slowdown in the United States, and particularly in our service areas, resulted in a marked decline in the new housing market and an increase in the inventory of idle/vacant homes. Commercial entities (including restaurants and other service establishments) were also impacted, resulting in reductions in operations or closures. The impacts of the recent slowdown have eased in our service territories yet effects remain such that the economy has not returned to the levels seen prior to the slowdown. If another economic slowdown occurs, our financial condition, results of operations, and cash flows could be adversely affected. Fluctuations and uncertainties in the economy make it challenging for us to accurately forecast and plan future business activities and to identify risks that may affect our business, financial condition, and operating results. We cannot predict the timing, strength, or duration of any future economic slowdowns. If the economy or the markets in which we operate decline from present levels, it may have an adverse effect on our business, financial condition, and results of operations.

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

We have life insurance policies with a net death benefit value at December 31, 2014 of approximately $241 million on members of management and other key employees to indemnify ourselves against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The net cash surrender value of these policies (which is the cash amount we would receive if we voluntarily terminated the policies) is approximately $99 million at December 31, 2014 and is included in the caption “Other property and investments” on the balance sheet. Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, the cash surrender value (but not the net death benefits) moves up and down consistent with the movements in the broader stock and bond markets. During 2014, Southwest recognized $5.3 million in Other income (deductions) due to increases in the cash surrender values of its company-owned life insurance policies and net death benefits recognized (compared to an increase of $12.4 million due to increases in cash surrender values and net death benefits recognized in 2013). Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender value components of company-owned life insurance policies, as they progress towards the ultimate death benefits, are also recorded without tax consequences. Currently, we intend to hold the company-owned life insurance policies for their duration. Changes in the cash surrender value of company-owned life insurance policies, except as related to the purchase of additional policies, affect our earnings but not our cash flows.

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

Rate schedules in each of our service territories contain purchased gas adjustment clauses which permit us to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. We have used short-term borrowings in the past to temporarily finance increases in purchased gas costs, and we expect to do so during 2015, if the need again arises.

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

Weather conditions in Centuri’s operating areas can adversely affect our operations, financial position, and cash flows.

Our results of operations, financial position, and cash flows can be significantly impacted by changes in weather that affect the ability of Centuri to provide utility companies with contracted-for trenching, installation, and replacement of underground pipes, as well as maintenance services for energy distribution systems. Generally, Centuri’s revenues are lowest during the first quarter of the year due to less favorable winter weather conditions. With the recent acquisition of utility construction businesses that operate in Canada, additional adverse weather impacts could occur.

Fixed-price contracts at Centuri are subject to potential losses that could adversely affect results of operations.

Centuri enters into a variety of types of contracts customary in the underground utility construction industry. These contracts include unit-priced contracts, unit-priced contracts with revenue caps, and fixed-price (lump sum) contracts. Contracts with caps and fixed-price arrangements can be susceptible to constrained profits, or even losses, especially those contracts that cover an extended-duration performance period. This is due, in part, to the necessity of estimating costs far in advance of the completion date (at bid inception). Unforeseen inflation, or other costs unanticipated at inception, can detrimentally impact profitability for these types of contracts.

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

Furthermore, we rely on information technology systems in our natural gas operations segment for our distribution and storage operations. There are various risks associated with these systems including hardware and software failure, communications failure, data distortion or destruction, unauthorized access to data, misuse of proprietary or confidential data, unauthorized control through electronic means, programming mistakes and other inadvertent errors or deliberate human acts. In particular, cyber security attacks, terrorism or other malicious acts could damage, destroy or disrupt our business systems. Any failure of information technology systems could result in a loss of operating revenues, an increase in operating expenses and costs to repair or replace damaged assets. As these potential cyber security attacks become more common and sophisticated, we could be required to incur costs to strengthen our systems.

Loss of one or more significant customers could adversely affect the results of the construction services segment.

During 2014, over one-half of the construction services revenues were generated from seven customers. This concentration of risk could be impactful to operating results if construction work slowed or halted with one or more of these customers, if competition for work increased, or if existing contracts were not replaced or extended.

Disruptions in labor relations with Centuri’s employees could adversely affect results of operations.

The majority of Centuri’s labor force is covered by collective bargaining agreements with labor unions, which is typical of the utility construction industry. Labor disruptions, boycotts, strikes, or significant negotiated wage and benefit increases at Centuri, whether due to employee turnover or otherwise, could have a material adverse effect on Centuri’s business and our results of operations and cash flows.

We may not be able to successfully integrate our acquisition of construction services businesses.

The integration of acquisitions requires significant time and resources. We plan to make investments of resources to support the acquisition, which could result in significant ongoing operating expenses and may divert resources and management attention from other areas of our business. If we fail to successfully integrate the companies we acquired, we may not realize the benefits expected from the transaction and the goodwill recorded as a result of the acquisition could be impaired. Any impairment recorded would reduce operating results of future periods.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The plant investment of Southwest consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators, which comprise the pipeline systems and facilities located in and around the communities served. Southwest also includes other properties such as land, buildings, furnishings, work equipment, vehicles, and software systems in plant investment. The northern Nevada and northern California properties of Southwest are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Several properties are leased by Southwest. Total gas plant, exclusive of leased property, at December 31, 2014 was $5.6 billion, including construction work in progress. It is the opinion of management that the properties of Southwest are suitable and adequate for its purposes.

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

Information on properties of Centuri can be found in this Form 10-K under Construction Services.

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

The principal market on which the common stock of the Company is traded is the New York Stock Exchange. At February 17, 2015, there were 14,686 holders of record of common stock, and the market price of the common stock was $56.73. The quarterly market price of, and dividends on, Company common stock required by this item are included in the 2014 Annual Report to Shareholders filed as an exhibit hereto and incorporated herein by reference.

In February 2015, the Board of Directors (“Board”) increased the quarterly dividend payout to 40.5 cents per share, effective with the June 2015 payment. This marks the ninth consecutive year in which the dividend was increased. Over time, the Board intends to increase the dividend such that the payout ratio approaches a local distribution company peer group average, while maintaining the Company’s stable and strong credit ratings and the ability to effectively fund future rate base growth. The timing and amount of any future increases will be based upon the Board’s continued review of the Company’s dividend rate in the context of the performance of the Company’s two operating segments and their future growth prospects. The quarterly common stock dividend declared was 29.5 cents per share throughout 2012, 33 cents per share throughout 2013, and 36.5 cents per share throughout 2014.

Item 6.	SELECTED FINANCIAL DATA

Information required by this item is included in the 2014 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is included in the 2014 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various forms of market risk, including commodity price risk, weather risk, interest rate risk, and foreign currency exchange rate risk. The following describes the Company’s exposure to these risks.

Commodity Price Risk

In managing its natural gas supply portfolios, Southwest has historically entered into short duration (generally one year or less) fixed-price contracts and variable-price contracts (firm and spot). Southwest has experienced price volatility over the past several years and such volatility is expected to continue into 2015 and beyond.

Southwest is protected financially from commodity price risk by deferred energy or purchased gas adjustment (collectively “PGA”) mechanisms in each of its jurisdictions. These mechanisms generally allow Southwest to defer over- or under-collections of gas costs to PGA balancing accounts. With regulatory approval, Southwest can either refund amounts over-collected or recoup amounts under-collected in future periods. In addition to the PGA mechanism, Southwest utilizes volatility mitigation programs to attempt to further reduce price volatility for customers. Under these programs, Southwest fixes the price of a portion (for the 2014/2015 heating season, currently up to 25%, depending on the jurisdiction) of its natural gas portfolio using fixed-price contracts and/or derivative instruments (fixed-for-floating swaps), and where available, natural gas storage.

In late 2013, the Company suspended further swaps and fixed-price purchases pursuant to the Volatility Mitigation Program for its Nevada service territories. The decision did not impact previously executed purchase arrangements which relate to delivery periods up to and including March 2015. The Company along with its regulators will continue to evaluate this strategy in light of prevailing or anticipated changing market conditions.

Southwest’s natural gas purchasing practices are subject to prudence review by the various regulatory bodies in each jurisdiction. PGA changes affect cash flows and potentially short-term borrowing requirements, but do not directly impact profit margin.

Weather Risk

Rate design is the primary mechanism available to Southwest to mitigate weather risk. All of Southwest’s service territories have decoupled rate structures which mitigate weather risk. In California, CPUC regulations allow Southwest to decouple operating margin from usage and offset weather risk. In Nevada, a decoupled rate structure applies to most customer classes providing stability in annual operating margin by insulating the Company from the effects of lower usage (including volumes associated with unusual weather). In Arizona, a full revenue decoupling mechanism, which includes a winter-period monthly weather adjuster, is in place for most customer classes. With decoupled rate structures, Southwest’s operating margin is limited during unusually cold weather. Additionally, Southwest is not assured that decoupled rate structures will continue to be supported in future rate cases.

Interest Rate Risk

Interest rate risk is the risk that changes in interest rates could adversely affect earnings or cash flows. The primary interest rate risk for the Company is the risk of increasing interest rates on variable-rate obligations. Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. In Nevada, fluctuations in interest rates on $150 million of variable-rate Industrial Development Revenue Bonds (“IDRBs”) are tracked and recovered from ratepayers through an interest balancing account, which mitigates risk to earnings and cash flows from interest rate fluctuations on these IDRBs between general rate cases. As of December 31, 2014 and 2013, Southwest had $205 million and $60 million, respectively, in variable-rate debt outstanding, excluding the IDRBs noted above. Assuming a constant outstanding balance in variable-rate debt for the next twelve months, a hypothetical 1% change in interest rates would increase or decrease interest expense for the next twelve months by approximately $2,050,000. As of December 31, 2014, Centuri had approximately $200 million in variable-rate debt outstanding. Centuri had no variable-rate debt outstanding at December 31, 2013. Assuming a constant outstanding balance in variable-rate debt for the next twelve months, a hypothetical 1% change in interest rates would increase or decrease interest expense for the next twelve months by approximately $2,000,000.

Foreign Currency Exchange Rate Risk

In October 2014, the Company, through its subsidiaries, completed the acquisition of three privately held, affiliated construction businesses. Of these businesses, the two largest companies operate in Canada. The new investment in Canada exposed the Company to market risk associated with foreign currency exchange rate fluctuations between the Canadian dollar and the U.S. dollar. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of income and balance sheets from their functional currency (the Canadian Dollar) to the Company’s reporting currency (the U.S. Dollar) for consolidation purposes. During 2014, translation adjustments due to fluctuations in exchange rates were not significant. The Company does not have exposure to other foreign currency exchange rate fluctuations.

Other risk information is included in Item 1A. Risk Factors of this report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Southwest Gas Corporation and Notes thereto, together with the report of PricewaterhouseCoopers LLP, are included in the 2014 Annual Report to Shareholders and are incorporated herein by reference.

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

On October 1, 2014, the Company completed the acquisition of three privately held, affiliated construction businesses: Link-Line Contractors, W.S. Nicholls Construction, and Brigadier Pipelines. The acquired businesses represent 5% of consolidated total assets and 3% of consolidated revenues for the year ended December 31, 2014 and are not significant to the Company’s consolidated financial statements. As permitted by SEC guidance for newly acquired businesses, the Company’s management elected to exclude Link-Line Contractors, W.S. Nicholls Construction, and Brigadier Pipelines from its evaluation of disclosure controls and procedures and management’s report on changes in internal control over financial reporting from the date of such acquisition through December 31, 2014. The Company’s management is in the process of reviewing the operations of Link-Line Contractors, W.S. Nicholls Construction, and Brigadier Pipelines and implementing the Company’s internal control structure over the acquired operations. This review will be completed in 2015.

Based on the most recent evaluation, as of December 31, 2014, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

Internal Control Over Financial Reporting

The report of management of the Company required to be reported herein is incorporated by reference to the information reported in the 2014 Annual Report to Shareholders under the caption “Management’s Report on Internal Control Over Financial Reporting” on page 84.

The Attestation Report of the Independent Registered Public Accounting Firm required to be reported herein is incorporated by reference to the information reported in the 2014 Annual Report to Shareholders under the caption “Report of Independent Registered Public Accounting Firm” on page 85.

Controls over accounting for business combinations, and the valuation of certain assets and liabilities acquired, were added during the fourth quarter of 2014 but did not materially affect the Company’s internal control over financial reporting. There have been no other changes in the Company’s internal controls over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2015 Proxy Statement, which by this reference is incorporated herein.

(b) Identification of Executive Officers. The name, age, position, and period position held during the last five years for each of the Executive Officers of the Company as of December 31, 2014 are as follows:

Name	Age	Position	Period Position Held
Jeffrey W. Shaw	56	Chief Executive Officer President and Chief Executive Officer Chief Executive Officer	2014-Present * 2012-2014 2010-2012

John P. Hester	52	President Executive Vice President Senior Vice President/Regulatory Affairs & Energy Resources	2014-Present 2013-2014 2010-2013

William N. Moody	58	Executive Vice President Senior Vice President/Staff Operations & Technology Vice President/Gas Resources	2013-Present 2012-2013 2010-2012

Roy R. Centrella	57	Senior Vice President/Chief Financial Officer Vice President/Controller and Chief Accounting Officer	2010-Present 2010

Eric DeBonis	47	Senior Vice President/Operations Senior Vice President/Staff Operations & Technology Vice President/Special Projects Vice President/Central Arizona Division	2012-Present 2011-2012 2010-2011 2010

Karen S. Haller	51	Senior Vice President/General Counsel and Corporate Secretary Vice President/General Counsel, Compliance Officer, and Corporate Secretary Vice President/General Counsel and Compliance Officer	2012-Present 2010-2012 2010

Laura Lopez Hobbs	55	Senior Vice President/Human Resources and Administration Vice President/Administration Vice President/Human Resources	2012-2014 ** 2010-2012 2010

Edward A. Janov	60	Senior Vice President/Corporate Development Senior Vice President/Finance	2010-Present 2010

Anita M. Romero	52	Senior Vice President/Staff Operations & Technology Vice President/Information Services Vice President/Special Projects Vice President/Southern Nevada Division	2013-Present 2012-2013 2011-2012 2010-2011

Kenneth J. Kenny	52	Vice President/Finance/Treasurer Vice President/Treasurer	2010-Present 2010

Gregory J. Peterson	55	Vice President/Controller and Chief Accounting Officer Assistant Controller	2010-Present 2010

*	Will retire March 1, 2015
**	Retired January 1, 2015

(c) Identification of Certain Significant Employees. None.

(d) Family Relationships. No Directors or Executive Officers are related either by blood, marriage, or adoption.

(e) Business Experience. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2015 Proxy Statement, which by this reference is incorporated herein. All Executive Officers have held responsible positions with the Company for at least five years as described in (b) above.

(f) Involvement in Certain Legal Proceedings. None.

(g) Promoters and Control Persons. None.

(h) Audit Committee Financial Expert. Information with respect to the financial expert of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2015 Proxy Statement, which by this reference is incorporated herein.

(i) Identification of the Audit Committee. Information with respect to the composition of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2015 Proxy Statement, which by this reference is incorporated herein.

(j) Material Changes in Director Nomination Procedures for Security Holders. None.

Section 16(a) Beneficial Ownership Reporting Compliance. The Company has adopted procedures to assist its directors and executive officers in complying with Section 16(a) of the Exchange Act which includes assisting in the preparation of forms for filing. Based upon a review of filings with the SEC and written representations that no other reports were required, the Company believes that all of its directors and executive officers complied during 2014 with the reporting requirements of Section 16(a) of the Exchange Act.

Code of Business Conduct and Ethics. The Company has adopted a code of business conduct and ethics for its employees, including its chief executive officer, chief financial officer, chief accounting officer, and non-employee directors. A code of ethics is defined as written standards that are reasonably designed to deter wrongdoing and to promote: 1) honest and ethical conduct; 2) full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files; 3) compliance with applicable governmental laws, rules, and regulations; 4) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and 5) accountability for adherence to the code. The Company’s Code of Business Conduct and Ethics can be viewed on the Company’s website (www.swgas.com). If any substantive amendments to the Code of Business Conduct and Ethics are made or any waivers are granted, including any implicit waiver, from a provision of the Code of Business Conduct & Ethics, to the Company’s chief executive officer, chief financial officer and chief accounting officer, the Company will disclose the nature of such amendment or waiver on the Company’s website, www.swgas.com.

Item 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation is set forth under the heading “Executive Compensation” in the definitive 2015 Proxy Statement, which by this reference is incorporated herein.

(a) Compensation Committee Interlocks and Insider Participation. Information with respect to Compensation Committee interlocks and insider participation is set forth under the heading “Governance of the Company” in the definitive 2015 Proxy Statement, which by this reference is incorporated herein.

(b) Compensation Committee Report. Information with respect to the Compensation Committee Report is set forth under the heading “Compensation Committee Report” in the definitive 2015 Proxy Statement, which by this reference is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2015 Proxy Statement, which by this reference is incorporated herein.

(b) Security Ownership of Management. Information with respect to security ownership of management is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2015 Proxy Statement, which by this reference is incorporated herein.

(c) Changes in Control. None.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

At December 31, 2014, the Company had three stock-based compensation plans. With respect to the first plan, the Company previously granted options to purchase shares of common stock to key employees and outside directors. The option grants in 2006 consumed the remaining options that could be issued under the option plan and no future grants are anticipated.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column a)
	(a)	(b)	(c)
(Thousands of shares)
Equity compensation plans approved by security holders	36	$28.97	—
Equity compensation plans not approved by security holders	—	—	—

Total	36	$28.97	—

Pursuant to the terms of the management incentive plan, the Company may issue performance shares to encourage key employees to remain in its employment to achieve short-term and long-term performance goals.

Plan category	Number of securities to be issued upon vesting of performance shares	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance (excluding securities reflected in column a)
	(a)	(b)	(c)
(Thousands of shares)
Equity compensation plans approved by security holders	271	$43.71	878
Equity compensation plans not approved by security holders	—	—	—

Total	271	$43.71	878

Pursuant to the terms of the restricted stock/unit plan, the Company may award restricted stock and restricted stock units to attract, motivate, retain and reward key employees with incentives for high levels of individual performance and improved financial performance of the Company and to attract, motivate, and retain experienced and knowledgeable independent directors.

Plan category	Number of securities to be issued upon vesting of restricted stock units	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance (excluding securities reflected in column a)
	(a)	(b)	(c)
(Thousands of shares)
Equity compensation plans approved by security holders	257	$41.22	83
Equity compensation plans not approved by security holders	—	—	—

Total	257	$41.22	83

Additional information regarding the three equity compensation plans is included in Note 10 of the Notes to Consolidated Financial Statements in the 2014 Annual Report to Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions, and director independence is set forth under the heading “Governance of the Company” in the definitive 2015 Proxy Statement, which by this reference is incorporated herein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to accounting fees and services associated with PricewaterhouseCoopers LLP is set forth under the heading “Selection of Independent Registered Public Accounting Firm” in the definitive 2015 Proxy Statement, which by this reference is incorporated herein.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report on Form 10-K:

(1)

The Consolidated Financial Statements of the Company (including the Report of Independent Registered Public Accounting Firm) required to be reported herein are incorporated by reference to the information reported in the 2014 Annual Report to Shareholders under the following captions:

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

4.05	Certificate of Trust of Southwest Gas Capital III. Incorporated herein by reference to Exhibit 4.04 to Form S–3 dated August 7, 2003, File No. 333-106419.

4.06	Certificate of Trust of Southwest Gas Capital IV. Incorporated herein by reference to Exhibit 4.05 to Form S–3 dated August 7, 2003, File No. 333-106419.

4.07	Trust Agreement of Southwest Gas Capital III. Incorporated herein by reference to Exhibit 4.07 to Form S-3 dated August 7, 2003, File No. 333-106419.

4.08	Trust Agreement of Southwest Gas Capital IV. Incorporated herein by reference to Exhibit 4.08 to Form S-3 dated August 7, 2003, File No. 333-106419.

4.09	Form of Common Stock Certificate. Incorporated herein by reference to Exhibit 4 to Form 8-K dated July 22, 2003, File No. 1-07850.

4.10

Indenture between Clark County, Nevada, and BNY Midwest Trust Company as Trustee, dated as of October 1, 2004, with respect to the issuance of $75,000,000 Industrial Development Refunding Revenue Bonds (Southwest Gas Corporation), Series 2004B, due 2033. Incorporated herein by reference to Exhibit 4.01 to Form 10-K for the year ended December 31, 2004, File No. 1-07850.

4.11

Indenture of Trust between Clark County, Nevada, and the Bank of New York Trust Company, N.A. as Trustee, dated as of October 1, 2005, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2005A. Incorporated herein by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2005, File No. 1-07850.

Exhibit Number	Description of Document

4.12

Indenture of Trust between Clark County, Nevada, and the Bank of New York Trust Company, N.A. as Trustee, dated as of September 1, 2006, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2006A. Incorporated herein by reference to Exhibit 4.01 to Form 10-Q for the quarter ended September 30, 2006, File No. 1-07850.

4.13

Indenture of Trust between Clark County, Nevada, and the BNY Midwest Trust Company, as Trustee, dated as of March 1, 2003, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2003. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended September 30, 2008, File No. 1-07850.

4.14

Indenture of Trust between Clark County, Nevada and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of September 1, 2008, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2008A. Incorporated herein by reference to Exhibit 10.02 to Form 10-Q for the quarter ended September 30, 2008, File No. 1-07850.

4.15

Indenture of Trust between Clark County, Nevada and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated December 1, 2009, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2009A. Incorporated herein by reference to Exhibit 4.27 to Form 10-K for the year ended December 31, 2009, File No. 1-07850.

4.16

Note Purchase Agreement, dated November 18, 2010, by and between the Company and Metropolitan Life Insurance Company, John Hancock Life Insurance Company (U.S.A.), certain of their respective affiliates, and Union Fidelity Life Insurance Company. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated November 18, 2010, File No. 1-07850.

4.17

Amendment No. 1 to Note Purchase Agreement, dated March 28, 2014, by and among Southwest Gas Corporation and the holders of the Notes. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated March 31, 2014, File No. 1–07850.

4.18	Form of 6.1% Senior Note due 2041. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated November 18, 2010, File No. 1-07850.

4.19

Indenture, dated December 7, 2010, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated December 7, 2010, File No. 1-07850.

4.20

First Supplemental Indenture, dated as of December 10, 2010, supplementing and amending the indenture dated as of December 7, 2010, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (including the Form of 4.45% Senior Notes due 2020). Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated December 10, 2010, File No. 1-07850.

4.21

Indenture, dated March 23, 2012, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated March 20, 2012, File No. 1-07850.

4.22

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

10.02 *

Southwest Gas Corporation Supplemental Retirement Plan, amended and restated as of January 1, 2005. Incorporated herein by reference to Exhibit 10.03 to Form 10-K for the year ended December 31, 2007, File No. 1–07850.

10.03 *

Southwest Gas Corporation Board of Directors Retirement Plan, amended and restated as of January 1, 2005. Incorporated herein by reference to Exhibit 10.04 to Form 10-K for the year ended December 31, 2007, File No. 1-07850.

10.04 *	Form of Change in Control Agreement with Company Officers. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated November 14, 2013, File No. 1-07850.

10.05 *	Southwest Gas Corporation Management Incentive Plan, amended and restated. Incorporated herein by reference to Appendix A to the Proxy Statement dated March 26, 2014, File No. 1–07850.

10.06 *

Southwest Gas Corporation 2002 Stock Incentive Plan. Incorporated herein by reference to the Proxy Statement dated April 2, 2002, File No. 1-07850. Southwest Gas Corporation 1996 Stock Incentive Plan. Incorporated herein by reference to Appendix C to the Proxy Statement dated May 30, 1996, File No. 1–07850.

10.07 *

Southwest Gas Corporation Executive Deferral Plan, amended and restated March 1, 2008, effective January 1, 2005. Southwest Gas Corporation Executive Deferral Plan, amended and restated effective January 1, 2009. Incorporated herein by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2008, File No. 1-07850.

10.08 *

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

10.10 *	Form of Executive Option Grant under 2002 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10 to Form 10-Q for the quarter ended September 30, 2004, File No. 1-07850.

10.11

Financing Agreement dated as of October 1, 2004 by and between the Company and Clark County, Nevada, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2004B. Incorporated herein by reference to Exhibit 10.01 to Form 10-K for the year ended December 31, 2004, File No. 1-07850.

10.12

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

10.13

Financing Agreement dated as of October 1, 2005 by and between Clark County, Nevada, and Southwest Gas Corporation relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2005A. Incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2005, File No. 1-07850.

10.14

Financing Agreement dated as of September 1, 2006 by and between Clark County, Nevada, and Southwest Gas Corporation relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2006A. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended September 30, 2006, File No. 1-07850.

Exhibit Number	Description of Document

10.15

Financing Agreement between Clark County, Nevada, and Southwest Gas Corporation, dated as of September 1, 2008, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2008A. Incorporated herein by reference to Exhibit 10.03 to Form 10-Q for the quarter ended September 30, 2008, File No. 1-07850.

10.16

Financing Agreement between Clark County, Nevada and Southwest Gas Corporation, dated December 1, 2009, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2009A. Incorporated herein by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2009, File No. 1-07850.

10.17	$300 million Credit Facility. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 15, 2012, File No. 1-07850.

10.18

Amendment No. 1 to Revolving Credit Agreement, dated as of March 25, 2014, by and among Southwest Gas Corporation, each of the lenders parties to the Revolving Credit Agreement referred to therein, and the Bank of New York Mellon, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 31, 2014, File No. 1–07850.

10.19 *	Southwest Gas Corporation 2006 Restricted Stock/Unit Plan, as amended and restated. Incorporated herein by reference to Appendix A to the Proxy Statement dated March 28, 2012, File No. 1-07850.

10.20	NPL $300 million Credit Facility Agreement. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended September 30, 2014, File No. 1-07850.

12.01	Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.

13.01	Portions of 2014 Annual Report to Shareholders incorporated by reference to the Form 10-K.

21.01	List of subsidiaries of Southwest Gas Corporation.

23.01	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.01	Section 302 Certifications.

32.01	Section 906 Certifications.

101.01

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and Redeemable Noncontrolling Interest, and (vi) the Notes to the Consolidated Financial Statements.

*	Management Contracts or Compensation Plans

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS CORPORATION

Date: February 26, 2015	By	/S/ JEFFREY W. SHAW
Jeffrey W. Shaw
Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT L. BOUGHNER (Robert L. Boughner)	Director	February 26, 2015

/S/ JOSÉ A. CÁRDENAS (José A. Cárdenas)	Director	February 26, 2015

/S/ THOMAS E. CHESTNUT (Thomas E. Chestnut)	Director	February 26, 2015

/S/ STEPHEN C. COMER (Stephen C. Comer)	Director	February 26, 2015

/S/ LEROY C. HANNEMAN, JR. (LeRoy C. Hanneman, Jr.)	Director	February 26, 2015

/S/ MICHAEL O. MAFFIE (Michael O. Maffie)	Director	February 26, 2015

/S/ ANNE L. MARIUCCI (Anne L. Mariucci)	Director	February 26, 2015

/S/ MICHAEL J. MELARKEY (Michael J. Melarkey)	Chairman of the Board of Directors	February 26, 2015

/S/ JEFFREY W. SHAW (Jeffrey W. Shaw)	Director, Chief Executive Officer	February 26, 2015

/S/ A. RANDALL THOMAN (A. Randall Thoman)	Director	February 26, 2015

/S/ THOMAS A. THOMAS (Thomas A. Thomas)	Director	February 26, 2015

/S/ TERRENCE L. WRIGHT (Terrence L. Wright)	Director	February 26, 2015

/S/ ROY R. CENTRELLA (Roy R. Centrella)	Senior Vice President/ Chief Financial Officer	February 26, 2015

/S/ GREGORY J. PETERSON (Gregory J. Peterson)	Vice President, Controller, and Chief Accounting Officer	February 26, 2015