Form 10-Q
period 2015-03-31
SOUTHWEST GAS CORP
filed 2015-05-06
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $1 Par Value, 46,842,753 shares as of April 28, 2015.

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except par value)

(Unaudited)

	MARCH 31, 2015	DECEMBER 31, 2014
ASSETS
Utility plant:
Gas plant	$5,618,385	$5,556,599
Less: accumulated depreciation	(2,002,883)	(1,973,098)
Acquisition adjustments, net	505	550
Construction work in progress	81,001	74,332

Net utility plant	3,697,008	3,658,383

Other property and investments	319,689	326,743

Restricted cash	755	821

Current assets:
Cash and cash equivalents	38,013	39,566
Accounts receivable, net of allowances	314,682	281,824
Accrued utility revenue	44,400	73,900
Income taxes receivable, net	3,881	21,853
Deferred income taxes, net	8,429	2,109
Deferred purchased gas costs	28,523	87,556
Prepaids and other current assets	89,317	99,975

Total current assets	527,245	606,783

Noncurrent assets:
Goodwill	135,689	143,160
Deferred income taxes	1,418	—
Deferred charges and other assets	472,593	478,625

Total noncurrent assets	609,700	621,785

Total assets	$5,154,397	$5,214,515

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued and outstanding - 46,840,289 and 46,523,184 shares)	$48,470	$48,153
Additional paid-in capital	862,955	851,381
Accumulated other comprehensive income (loss), net	(50,177)	(50,175)
Retained earnings	692,603	639,164

Total Southwest Gas Corporation equity	1,553,851	1,488,523
Noncontrolling interest	(2,116)	(2,257)

Total equity	1,551,735	1,486,266
Redeemable noncontrolling interest	19,096	20,042
Long-term debt, less current maturities	1,506,527	1,637,592

Total capitalization	3,077,358	3,143,900

Current liabilities:
Current maturities of long-term debt	18,266	19,192
Short-term debt	—	5,000
Accounts payable	119,425	167,988
Customer deposits	72,372	71,546
Income taxes payable	14,341	—
Accrued general taxes	61,819	44,339
Accrued interest	22,332	16,468
Deferred income taxes	16,299	—
Deferred purchased gas costs	390	—
Other current liabilities	152,338	145,584

Total current liabilities	477,582	470,117

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	721,924	723,688
Accumulated removal costs	309,000	304,000
Other deferred credits and other long-term liabilities	568,533	572,810

Total deferred income taxes and other credits	1,599,457	1,600,498

Total capitalization and liabilities	$5,154,397	$5,214,515

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,		TWELVE MONTHS ENDED MARCH 31,
	2015	2014	2015	2014
Operating revenues:
Gas operating revenues	$553,115	$486,493	$1,448,709	$1,293,047
Construction revenues	181,105	121,903	798,822	652,626

Total operating revenues	734,220	608,396	2,247,531	1,945,673

Operating expenses:
Net cost of gas sold	253,762	191,377	567,741	426,770
Operations and maintenance	95,510	102,408	376,834	390,235
Depreciation and amortization	67,467	62,891	257,603	240,775
Taxes other than income taxes	12,997	11,456	48,793	45,212
Construction expenses	174,928	113,199	709,586	579,795

Total operating expenses	604,664	481,331	1,960,557	1,682,787

Operating income	129,556	127,065	286,974	262,886

Other income and (expenses):
Net interest deductions	(17,977)	(17,519)	(72,527)	(65,341)
Other income (deductions)	2,272	1,612	7,767	9,843

Total other income and (expenses)	(15,705)	(15,907)	(64,760)	(55,498)

Income before income taxes	113,851	111,158	222,214	207,388
Income tax expense	41,972	40,461	79,884	72,492

Net income	71,879	70,697	142,330	134,896
Net income (loss) attributable to noncontrolling interests	(104)	(86)	4	(434)

Net income attributable to Southwest Gas Corporation	$71,983	$70,783	$142,326	$135,330

Basic earnings per share	$1.54	$1.52	$3.06	$2.92

Diluted earnings per share	$1.53	$1.51	$3.03	$2.89

Dividends declared per share	$0.405	$0.365	$1.500	$1.355

Average number of common shares outstanding	46,612	46,440	46,537	46,364
Average shares outstanding (assuming dilution)	47,036	46,871	46,986	46,812

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,		TWELVE MONTHS ENDED MARCH 31,
	2015	2014	2015	2014

Net income	$71,879	$70,697	$142,330	$134,896

Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	(107,661)	62,214
Amortization of prior service cost	206	55	371	220
Amortization of net actuarial loss	5,330	3,667	16,330	19,559
Prior service cost	—	—	(4,130)	—
Regulatory adjustment	(4,828)	(3,210)	85,373	(75,159)

Net defined benefit pension plans	708	512	(9,717)	6,834

Forward-starting interest rate swaps:
Amounts reclassified into net income	519	518	2,074	2,074

Net forward-starting interest rate swaps	519	518	2,074	2,074

Foreign currency translation adjustments	(1,272)	—	(1,931)	—

Total other comprehensive income (loss), net of tax	(45)	1,030	(9,574)	8,908

Comprehensive income	71,834	71,727	132,756	143,804
Comprehensive income (loss) attributable to noncontrolling interests	(147)	(86)	(61)	(434)

Comprehensive income attributable to Southwest Gas Corporation	$71,981	$71,813	$132,817	$144,238

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED MARCH 31		TWELVE MONTHS ENDED MARCH 31
	2015	2014	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$71,879	$70,697	$142,330	$134,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,467	62,891	257,603	240,775
Deferred income taxes	7,584	13,692	58,201	42,090
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(31,850)	13,958	(49,491)	2,806
Accrued utility revenue	29,500	28,600	(300)	(500)
Deferred purchased gas costs	59,423	(56,979)	47,063	(116,678)
Accounts payable	(49,173)	(66,641)	(24,031)	(1,042)
Accrued taxes	49,782	33,400	2,809	13,592
Other current assets and liabilities	31,548	36,522	18,405	7,465
Gains on sale	(1,526)	(2,429)	(5,268)	(5,707)
Changes in undistributed stock compensation	462	2,761	5,674	7,060
AFUDC	(396)	(498)	(1,893)	(2,301)
Changes in other assets and deferred charges	(13,336)	(11,134)	(23,934)	(20,994)
Changes in other liabilities and deferred credits	876	17,155	(500)	53,141

Net cash provided by operating activities	222,240	141,995	426,668	354,603

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(90,391)	(76,892)	(410,397)	(387,931)
Acquisition of businesses, net of cash acquired	(9,261)	—	(199,758)	—
Restricted cash	—	—	1,233	—
Changes in customer advances	5,446	4,105	21,704	10,972
Miscellaneous inflows	2,835	3,593	10,853	10,458
Miscellaneous outflows	—	—	(1,400)	—

Net cash used in investing activities	(91,371)	(69,194)	(577,765)	(366,501)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	8,791	107	9,089	567
Dividends paid	(17,023)	(15,343)	(67,955)	(61,220)
Issuance of long-term debt, net	50,295	1,025	318,498	307,651
Retirement of long-term debt	(18,082)	(3,781)	(153,456)	(71,294)
Change in credit facility and commercial paper	(150,000)	(10,000)	—	(113,000)
Change in short-term debt	(5,000)	—	—	—
Principal payments on capital lease obligations	(386)	—	(820)	—
Other	(329)	(520)	(1,066)	1,479

Net cash provided by (used in) financing activities	(131,734)	(28,512)	104,290	64,183

Effects of currency translation on cash and cash equivalents	(688)	—	(546)	—

Change in cash and cash equivalents	(1,553)	44,289	(47,353)	52,285
Cash and cash equivalents at beginning of period	39,566	41,077	85,366	33,081

Cash and cash equivalents at end of period	$38,013	$85,366	$38,013	$85,366

Supplemental information:
Interest paid, net of amounts capitalized	$10,497	$10,474	$65,575	$56,058
Income taxes paid	2,101	238	26,110	6,454

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

Note 1 – Nature of Operations and Basis of Presentation

Nature of Operations. Southwest Gas Corporation and its subsidiaries (the “Company”) consist of two segments: natural gas operations (“Southwest” or the “natural gas operations” segment) and construction services. Southwest is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity. Centuri Construction Group Inc. (“Centuri” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that primarily provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems, and industrial construction solutions. Centuri operations are generally conducted under the business names of NPL Construction Co. (“NPL”), Link-Line Contractors Ltd. (“Link-Line”), W.S. Nicholls Construction, Inc. (“W.S. Nicholls”), and Brigadier Pipelines Inc. (“Brigadier”). Typically, Centuri revenues are lowest during the first quarter of the year due to unfavorable winter weather conditions. Operating revenues typically improve as more favorable weather conditions occur during the summer and fall months.

Basis of Presentation. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2014 Annual Report to Shareholders, which is incorporated by reference into the 2014 Form 10-K.

Centuri, through its subsidiaries, holds a 50% interest in W.S. Nicholls Western Construction LTD. (“Western”), a Canadian construction services company that is a variable interest entity. Centuri determined that it is not the primary beneficiary of the entity due to a shared-power structure; therefore, Centuri does not consolidate the entity and has recorded its investment, and results related thereto, using the equity method. The Company’s investment in Western is not significant in relation to its total assets included in the Condensed Consolidated Balance Sheets.

Prepaids and other current assets. Prepaids and other current assets includes gas pipe inventory and operating supplies of $23 million at both March 31, 2015 and December 31, 2014.

Cash and Cash Equivalents. For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and financial instruments with a purchase-date maturity of three months or less. In general, cash and cash equivalents fall within Level 1 (quoted prices for identical financial instruments) of the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability. However, cash and cash equivalents at March 31, 2015 and December 31, 2014 also includes two money market fund investments totaling approximately $250,000 which fall within Level 2 (significant other observable inputs) of the fair value hierarchy, due to the asset valuation methods used by money market funds.

Significant non-cash investing and financing activities for the natural gas operations segment included the following: Upon contract expiration, customer advances of approximately $700,000 and $1.6 million, during the first three months of 2015 and 2014, respectively, were applied as contributions toward utility construction activity and represent non-cash investing activity. In addition, approximately $2.3 million in proceeds from common stock sales during March 2015 associated with the Equity Shelf Program (see Note 5 – Common Stock) were received after March 31, 2015 and represent a non-cash financing activity at the reporting date.

Goodwill. Goodwill is assessed for impairment annually, as required by U.S. GAAP, or otherwise, if circumstances indicate impairment to the carrying value of goodwill. No impairment was recorded in the first quarter of 2015. See Note 8 – Acquisition of Construction Services Businesses for more information on the acquisition date adjustment shown in the table below.

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

(In thousands of dollars)	Natural Gas Operations	Construction Services	Consolidated
December 31, 2014	$10,095	$133,065	$143,160
Acquisition date adjustment	—	1,380	1,380
Foreign currency translation adjustment	—	(8,851)	(8,851)

March 31, 2015	$10,095	$125,594	$135,689

Intercompany Transactions. Centuri recognizes revenues generated from contracts with Southwest (see Note 3 – Segment Information below). Accounts receivable for these services are presented in the table below (thousands of dollars):

	March 31, 2015	December 31, 2014
Accounts receivable for Centuri services	$8,854	$9,169

The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with accounting treatment for rate-regulated entities.

Other Property and Investments. Other property and investments includes (millions of dollars):

	March 31, 2015	December 31, 2014
Centuri property and equipment	$402	$405
Centuri accumulated provision for depreciation and amortization	(195)	(187)
Net cash surrender value of COLI policies	101	99
Other property	12	10

Total	$320	$327

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in the condensed consolidated statements of income (thousands of dollars):

	Three Months Ended		Twelve Months Ended
	March 31		March 31
	2015	2014	2015	2014
Change in COLI policies	$1,300	$900	$5,700	$9,500
Interest income	590	497	2,695	838
Pipe replacement costs	—	—	—	(47)
Foreign transaction gain (loss)	(327)	—	(505)	—
Miscellaneous income and (expense)	709	215	(123)	(448)

Total other income (deductions)	$2,272	$1,612	$7,767	$9,843

Included in the table above is the change in cash surrender values of company-owned life insurance (“COLI”) policies (including net death benefits recognized). These life insurance policies on members of management and other key employees are used by Southwest to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender values of COLI policies, as they progress towards the ultimate death benefits, are also recorded without tax consequences.

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

Recently Issued Accounting Standards Updates. In May 2014, the Financial Accounting Standards Board (“FASB”) issued the update “Revenue from Contracts with Customers (Topic 606).” The update replaces much of the current guidance regarding revenue recognition including most industry-specific guidance. In accordance with the update, an entity will be required to identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. In addition to the new revenue recognition requirements, entities will be required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Entities may choose between two retrospective transition methods when applying the update. The FASB voted on April 1, 2015 to propose a one-year deferral of the effective date (annual period ending after December 15, 2017), but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The FASB decided, based on its outreach to various stakeholders and the forthcoming exposure drafts, which amend the update, that a deferral is necessary to provide adequate time to effectively implement the update. If the proposed effective date deferral is approved, the Company plans to adopt the update at the required adoption date, which is expected to be for interim and annual reporting periods commencing January 1, 2018. The Company is evaluating what impact this update might have on its consolidated financial statements and disclosures.

In August 2014, the FASB issued the update “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to asses a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Under the update, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The update is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. This update and changes thereto are not expected to have a material impact on the Company’s disclosures.

In April 2015, the FASB issued the update “Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs.” To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. Retrospective application of the update is required. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. The Company is evaluating what impact this update might have on its consolidated financial statements and disclosures.

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

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

	Qualified Retirement Plan
	Period Ended March 31,
	Three Months		Twelve Months
	2015	2014	2015	2014
(Thousands of dollars)
Service cost	$6,280	$5,340	$22,300	$22,632
Interest cost	11,058	10,861	43,637	39,067
Expected return on plan assets	(14,452)	(13,336)	(54,458)	(50,716)
Amortization of net actuarial loss	8,185	5,718	25,340	29,913

Net periodic benefit cost	$11,071	$8,583	$36,819	$40,896

	SERP
	Period Ended March 31,
	Three Months		Twelve Months
	2015	2014	2015	2014
(Thousands of dollars)
Service cost	$80	$73	$299	$352
Interest cost	423	436	1,732	1,588
Amortization of net actuarial loss	324	196	911	924

Net periodic benefit cost	$827	$705	$2,942	$2,864

	PBOP
	Period Ended March 31,
	Three Months		Twelve Months
	2015	2014	2015	2014
(Thousands of dollars)
Service cost	$411	$276	$1,236	$1,191
Interest cost	749	707	2,871	2,569
Expected return on plan assets	(866)	(816)	(3,314)	(2,934)
Amortization of prior service costs	333	89	599	355
Amortization of net actuarial loss	87	—	87	709

Net periodic benefit cost	$714	$256	$1,479	$1,890

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

Note 3 – Segment Information

The following tables present revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas Operations	Construction Services	Total
Three months ended March 31, 2015
Revenues from external customers	$553,115	$161,089	$714,204
Intersegment revenues	—	20,016	20,016

Total	$553,115	$181,105	$734,220

Segment net income (loss)	$78,921	$(6,938)	$71,983

Three months ended March 31, 2014
Revenues from external customers	$486,493	$98,153	$584,646
Intersegment revenues	—	23,750	23,750

Total	$486,493	$121,903	$608,396

Segment net income (loss)	$72,599	$(1,816)	$70,783

	Natural Gas Operations	Construction Services	Total
Twelve months ended March 31, 2015
Revenues from external customers	$1,448,709	$710,368	$2,159,077
Intersegment revenues	—	88,454	88,454

Total	$1,448,709	$798,822	$2,247,531

Segment net income	$123,194	$19,132	$142,326

Twelve months ended March 31, 2014
Revenues from external customers	$1,293,047	$555,762	$1,848,809
Intersegment revenues	—	96,864	96,864

Total	$1,293,047	$652,626	$1,945,673

Segment net income	$117,476	$17,854	$135,330

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

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on a portion (up to 25% in the Arizona and California jurisdictions) of its natural gas supply portfolios. The maturities of the Swaps highly correlate to forecasted purchases of natural gas, during time frames ranging from April 2015 through March 2017. Under such contracts, Southwest pays the counterparty at a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas. Only the net differential is actually paid or received. The differential is calculated based on the notional amounts under the contracts, which are detailed in the table below (thousands of dekatherms):

	March 31, 2015	December 31, 2014

Contract notional amounts	5,954	5,105

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

In late 2013, the Company suspended further Swaps and fixed-price purchases pursuant to the Volatility Mitigation Program (“VMP”) for its Nevada service territories. The decision did not impact previously executed purchase arrangements. Agreements, under the Nevada VMP, made prior to the suspension, terminated following the March 2015 delivery month. The Company, along with its regulators, will continue to evaluate this strategy in light of prevailing or anticipated changing market conditions.

Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

The following table sets forth the gains and (losses) recognized on the Company’s Swaps (derivatives) for the three- and twelve-month periods ended March 31, 2015 and 2014 and their location in the Condensed Consolidated Statements of Income:

Gains (losses) recognized in income for derivatives not designated as hedging instruments: (Thousands of dollars)
		Three Months Ended				Twelve Months Ended
	Location of Gain or (Loss)	March 31				March 31
Instrument	Recognized in Income on Derivative	2015		2014		2015		2014

Swaps	Net cost of gas sold	$(2,114)		$5,990		$(10,467)		$1,890
Swaps	Net cost of gas sold	2,114	*	(5,990	)*	10,467	*	(1,890	)*

Total		$—		$—		$—		$—

*	Represents the impact of regulatory deferral accounting treatment under U.S. GAAP for rate-regulated entities.

No gains (losses) were recognized in income or other comprehensive income during the periods presented for derivatives designated as cash flow hedging instruments. Previously, Southwest entered into two forward-starting interest rate swaps (“FSIRS”) both of which were designated cash flow hedges, to partially hedge the risk of interest rate variability during the period leading up to the issuance of debt. The first FSIRS terminated in December 2010. The second FSIRS terminated in March 2012. Losses on both FSIRS are being amortized over ten-year periods from Accumulated other comprehensive income (loss) and into interest expense.

The following table sets forth the fair values of the Company’s Swaps and their location in the Condensed Consolidated Balance Sheets (thousands of dollars):

Fair values of derivatives not designated as hedging instruments:

March 31, 2015		Asset	Liability
Instrument	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Other current liabilities	$—	$(3,346)	$(3,346)
Swaps	Other deferred credits	—	(223)	(223)

Total		$—	$(3,569)	$(3,569)

December 31, 2014		Asset	Liability
Instrument	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Other current liabilities	$—	$(5,062)	$(5,062)
Swaps	Other deferred credits	—	(363)	(363)

Total		$—	$(5,425)	$(5,425)

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

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

The following table shows the amounts Southwest paid to and received from counterparties for settlements of matured Swaps.

	Three Months Ended	Twelve Months Ended
(Thousands of dollars)	March 31, 2015	March 31, 2015
Paid to counterparties	$3,970	$4,784

Received from counterparties	$—	$394

The following table details the regulatory assets/(liabilities) offsetting the derivatives at fair value in the Condensed Consolidated Balance Sheets (thousands of dollars).

March 31, 2015
Instrument	Balance Sheet Location	Net Total
Swaps	Prepaids and other current assets	$3,346
Swaps	Deferred charges and other assets	223

December 31, 2014
Instrument	Balance Sheet Location	Net Total
Swaps	Prepaids and other current assets	$5,062
Swaps	Deferred charges and other assets	363

Fair Value Measurements. The estimated fair values of Southwest’s Swaps were determined at March 31, 2015 and December 31, 2014 using New York Mercantile Exchange (“NYMEX”) futures settlement prices for delivery of natural gas at Henry Hub adjusted by the price of NYMEX ClearPort basis Swaps, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs (inputs, other than quoted prices, for similar assets or liabilities) are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measure.

The following table sets forth by level within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability, the Company’s financial assets and liabilities that were accounted for at fair value:

Level 2 - Significant other observable inputs

(Thousands of dollars)	March 31, 2015	December 31, 2014

Liabilities at fair value:
Other current liabilities - Swaps	$(3,346)	$(5,062)
Other deferred credits - Swaps	(223)	(363)

Net Assets (Liabilities)	$(3,569)	$(5,425)

No financial assets or liabilities accounted for at fair value fell within Level 1 (quoted prices in active markets for identical financial assets) or Level 3 (significant unobservable inputs) of the fair value hierarchy.

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

Note 5 – Common Stock

On March 10, 2015, the Company filed with the Securities Exchange Commission (“SEC”) an automatic shelf registration statement on Form S-3 (File No. 333-202633), which became effective upon filing, for the offer and sale of up to $100,000,000 of the Company’s common stock from time to time in at-the-market offerings under the prospectus included therein and in accordance with the Sales Agency Agreement, dated March 10, 2015, between the Company and BNY Mellon Capital Markets, LLC (“BNYMCM”). During the quarter ending March 31, 2015, the Company sold, through the continuous equity offering program with BNYMCM as agent, an aggregate of 192,262 shares of the Company’s common stock in the open market at a weighted average price of $57.47 per share, resulting in proceeds to the Company of $10,938,956, net of $110,495 in agent commissions. As of March 31, 2015, the Company had up to $88,950,549 of common stock available for sale under the program. Net proceeds from the sale of shares of common stock under the Equity Shelf Program will be used for general corporate purposes, including the acquisition of property for the construction, completion, extension or improvement of pipeline systems and facilities located in and around the communities Southwest serves.

In addition, during the three months ended March 31, 2015, the Company issued approximately 125,000 shares of common stock through the Stock Incentive Plan, Restricted Stock/Unit Plan, and Management Incentive Plan.

Note 6 – Long-Term Debt

Carrying amounts of the Company’s long-term debt and their related estimated fair values as of March 31, 2015 and December 31, 2014 are disclosed in the following table. The fair values of the revolving credit facility (including commercial paper) and the variable-rate Industrial Development Revenue Bonds (“IDRBs”) approximate their carrying values, as they are repaid quickly (in the case of credit facility borrowings) and have interest rates that reset frequently. They are categorized as Level 1 (quoted prices for identical financial instruments) within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability, due to the Company’s ability to access similar debt arrangements at measurement dates with comparable terms, including variable rates. The fair values of debentures, senior notes, and fixed-rate IDRBs were determined utilizing a market-based valuation approach, where fair market values are determined based on evaluated pricing data, such as broker quotes and yields for similar securities adjusted for observable differences. Significant inputs used in the valuation generally include benchmark yield curves, credit ratings and issuer spreads. The external credit rating, coupon rate, and maturity of each security are considered in the valuation, as applicable. The market values of debentures and fixed-rate IDRBs are categorized as Level 2 (observable market inputs based on market prices of similar securities). The Centuri secured revolving credit and term loan facility and Centuri other debt obligations (not actively traded) are categorized as Level 3, based on significant unobservable inputs to their fair values. Since Centuri’s debt is not publicly traded, fair values for the secured revolving credit and term loan facility and other debt obligations were based on a conventional discounted cash flow methodology and utilizes current market pricing yield curves, across Centuri’s debt maturity spectrum, of other industrial bonds with an assumed credit rating comparable to the Company’s.

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

	March 31, 2015		December 31, 2014
	Carrying	Market	Carrying	Market
	Amount	Value	Amount	Value
(Thousands of dollars)
Debentures:
Notes, 4.45%, due 2020	$125,000	$135,578	$125,000	$133,403
Notes, 6.1%, due 2041	125,000	161,798	125,000	157,290
Notes, 3.875%, due 2022	250,000	267,618	250,000	262,030
Notes, 4.875%, due 2043	250,000	290,295	250,000	280,903
8% Series, due 2026	75,000	103,938	75,000	102,296
Medium-term notes, 7.59% series, due 2017	25,000	27,398	25,000	27,573
Medium-term notes, 7.78% series, due 2022	25,000	31,575	25,000	31,144
Medium-term notes, 7.92% series, due 2027	25,000	34,418	25,000	33,695
Medium-term notes, 6.76% series, due 2027	7,500	9,375	7,500	9,156
Unamortized discount	(5,135)		(5,223)

	902,365		902,277

Revolving credit facility and commercial paper	—	—	150,000	150,000

Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Fixed-rate bonds:
5.25% 2003 Series D, due 2038	20,000	20,216	20,000	20,277
5.00% 2004 Series B, due 2033	31,200	31,329	31,200	31,223
4.85% 2005 Series A, due 2035	100,000	100,651	100,000	100,071
4.75% 2006 Series A, due 2036	24,855	25,406	24,855	25,399
Unamortized discount	(1,920)		(1,943)

	374,135		374,112

Centuri secured revolving credit and term loan facility	219,995	220,196	199,267	200,341
Centuri other debt obligations	28,298	28,480	31,128	31,127

	1,524,793		1,656,784
Less: current maturities	(18,266)		(19,192)

Long-term debt, less current maturities	$1,506,527		$1,637,592

In March 2015, the Company amended its $300 million credit facility. The facility was previously scheduled to expire in March 2019 and was extended to March 2020. The Company will continue to use $150 million of the facility as long-term debt and the remaining $150 million for working capital purposes. Interest rates for the credit facility are calculated at either the London Interbank Offered Rate (“LIBOR”) or an “alternate base rate,” plus in each case an applicable margin that is determined based on the Company’s senior unsecured debt rating. At March 31, 2015, the applicable margin is 1% for loans bearing interest with reference to LIBOR and 0% for loans bearing interest with reference to the alternative base rate. No borrowings were outstanding on either the long-term or short-term portions of the credit facility at March 31, 2015.

Centuri has a $300 million secured revolving credit and term loan facility that is scheduled to expire in October 2020. At March 31, 2015, $220 million in borrowings were outstanding on the Centuri facility. Centuri assets securing the facility at March 31, 2015 totaled $447 million.

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

Note 7 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income

The table below provides details of activity in equity and the redeemable noncontrolling interest during the three months ended March 31, 2015.

	Southwest Gas Corporation Equity
				Accumulated				Redeemable
			Additional	Other		Non-		Noncontrolling
	Common Stock		Paid-in	Comprehensive	Retained	controlling		Interest
(In thousands, except per share amounts)	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total	(Temporary Equity)
DECEMBER 31, 2014	46,523	$48,153	$851,381	$(50,175)	$639,164	$(2,257)	$1,486,266	$20,042
Common stock issuances	317	317	11,574				11,891
Net income (loss)					71,983	141	72,124	(245)
Redemption value adjustments					658		658	(658)
Foreign currency exchange translation adj.				(1,229)			(1,229)	(43)
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				708			708
Amounts reclassified to net income, net of tax (FSIRS)				519			519
Dividends declared
Common: $0.405 per share					(19,202)		(19,202)

MARCH 31, 2015	46,840	$48,470	$862,955	$(50,177)	$692,603	$(2,116)	$1,551,735	$19,096

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

Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss) (Thousands of dollars)
	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Amortization of prior service cost	$333	$(127)	$206	$89	$(34)	$55
Amortization of net actuarial (gain)/loss	8,596	(3,266)	5,330	5,914	(2,247)	3,667
Regulatory adjustment	(7,787)	2,959	(4,828)	(5,178)	1,968	(3,210)

Pension plans other comprehensive income (loss)	1,142	(434)	708	825	(313)	512

FSIRS (designated hedging activities):
Amounts reclassifed into net income	836	(317)	519	836	(318)	518

FSIRS other comprehensive income	836	(317)	519	836	(318)	518

Foreign currency translation adjustments:
Translation adjustments	(1,272)	—	(1,272)	—	—	—

Foreign currency other comprehensive income (loss)	(1,272)	—	(1,272)	—	—	—

Total other comprehensive income (loss)	$706	$(751)	$(45)	$1,661	$(631)	$1,030

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

	Twelve Months Ended			Twelve Months Ended
	March 31, 2015			March 31, 2014
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$(173,646)	$65,985	$(107,661)	$100,345	$(38,131)	$62,214
Amortization of prior service cost	599	(228)	371	355	(135)	220
Amortization of net actuarial (gain)/loss	26,338	(10,008)	16,330	31,546	(11,987)	19,559
Prior service cost	(6,661)	2,531	(4,130)	—	—	—
Regulatory adjustment	137,699	(52,326)	85,373	(121,224)	46,065	(75,159)

Pension plans other comprehensive income (loss)	(15,671)	5,954	(9,717)	11,022	(4,188)	6,834

FSIRS (designated hedging activities):
Amounts reclassifed into net income	3,345	(1,271)	2,074	3,345	(1,271)	2,074

FSIRS other comprehensive income (loss)	3,345	(1,271)	2,074	3,345	(1,271)	2,074

Foreign currency translation adjustments:
Translation adjustments	(1,931)	—	(1,931)	—	—	—

Foreign currency other comprehensive income (loss)	(1,931)	—	(1,931)	—	—	—

Total other comprehensive income (loss)	$(14,257)	$4,683	$(9,574)	$14,367	$(5,459)	$8,908

(1)

Tax amounts are calculated using a 38% rate. The Company has elected to indefinitely reinvest the earnings of Centuri’s Canadian subsidiaries in Canada, thus preventing deferred taxes on such earnings. As a result of this assertion, the Company is not recognizing any tax effect or presenting a tax expense or benefit for the currency translation adjustment amount reported in Other Comprehensive Income, as repatriation of earnings is not anticipated.

Approximately $2.1 million of realized losses (net of tax) related to the FSIRS, reported in Accumulated other comprehensive income (“AOCI”) at March 31, 2015, will be reclassified into interest expense within the next 12 months, as the related interest payments on long-term debt occur.

The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets:

AOCI - Rollforward (Thousands of dollars)
	Defined Benefit Plans			FSIRS			Foreign Currency Items
	Before- Tax	Tax (Expense) Benefit	After- Tax	Before- Tax	Tax (Expense) Benefit	After- Tax	Before- Tax	Tax (Expense) Benefit	After- Tax	AOCI
Beginning Balance AOCI December 31, 2014	$(57,211)	$21,740	$(35,471)	$(22,688)	$8,621	$(14,067)	$(637)	$—	$(637)	$(50,175)

Translation adjustments	—	—	—	—	—	—	(1,272)	—	(1,272)	(1,272)

Other comprehensive income before reclassifications	—	—	—	—	—	—	(1,272)	—	(1,272)	(1,272)
FSIRS amounts reclassified from AOCI (1)	—	—	—	836	(317)	519	—	—	—	519
Amortization of prior service cost (2)	333	(127)	206	—	—	—	—	—	—	206
Amortization of net actuarial loss (2)	8,596	(3,266)	5,330	—	—	—	—	—	—	5,330
Regulatory adjustment (3)	(7,787)	2,959	(4,828)	—	—	—	—	—	—	(4,828)

Net current period other comprehensive income (loss)	1,142	(434)	708	836	(317)	519	(1,272)	—	(1,272)	(45)
Less: Translation adjustment attributable to redeemable noncontrolling interest	—	—	—	—	—	—	(43)	—	(43)	(43)

Net current period other comprehensive income (loss) attributable to
Southwest Gas Corporation	1,142	(434)	708	836	(317)	519	(1,229)	—	(1,229)	(2)

Ending Balance AOCI March 31, 2015	$(56,069)	$21,306	$(34,763)	$(21,852)	$8,304	$(13,548)	$(1,866)	$—	$(1,866)	$(50,177)

(1)	The FSIRS reclassification amounts are included in the Net interest deductions line item on the Condensed Consolidated Statements of Income.
(2)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).
(3)

The regulatory adjustment represents the portion of the activity above that is expected to be recovered through rates in the future (the related regulatory asset is included in the Deferred charges and other assets line item on the Condensed Consolidated Balance Sheets).

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

The following table represents amounts (before income tax impacts) associated with defined benefit plans and included in AOCI (in the table above), that have not yet been recognized in net periodic benefit cost:

Amounts Recognized in AOCI (Before Tax) (Thousands of dollars)
	March 31, 2015	December 31, 2014
Net actuarial (loss) gain	$(430,535)	$(439,131)
Prior service cost	(8,040)	(8,373)
Less: amount recognized in regulatory assets	382,506	390,293

Recognized in AOCI	$(56,069)	$(57,211)

Note 8 – Acquisition of Construction Services Businesses

In October 2014, the Company, through its subsidiaries, completed the acquisition of three privately held, affiliated construction businesses. See the Company’s 2014 Form 10-K for additional information about this acquisition.

Assets acquired and liabilities assumed in the transaction were recorded, generally, at their acquisition date fair values. Transaction costs associated with the acquisition were expensed as incurred. The Company’s allocation of the purchase price was based on an evaluation of the appropriate fair values and represented management’s best estimate based on available data (including market data, data regarding customers of the acquired businesses, terms of acquisition-related agreements, analysis of historical and projected results, and other types of data). The analysis included the impacts of differences between Accounting Standards for Private Enterprises in Canada and U. S. GAAP applicable to public companies, as well as consideration of types of intangibles that were acquired, including non-competition agreements, customer relationships, trade names, and work backlog. The final purchase accounting has not yet been completed. Further refinement could occur; however, no material changes are expected. The revised preliminary estimated fair values of assets acquired and liabilities assumed as of October 1, 2014, are as follows (in millions of dollars):

	Acquisition Date	Measurement Period Adjustments	Revised Acquisition Date
Cash, cash equivalents, and restricted cash	$3	$—	$3
Contracts receivable and other receivables	62	—	62
Property, plant and equipment	17	—	17
Other assets	17	(2)	15
Intangible assets	52	—	52
Goodwill	130	1	131

Total assets acquired	281	(1)	280
Current liabilities	39	1	40
Deferred income tax - long-term	17	—	17
Other long-term liabilities	4	—	4

Net assets acquired	$221	$(2)	$219

The Company incurred and expensed acquisition costs of $5 million for the twelve months ended March 31, 2015. No acquisition costs were incurred during the three months ended March 31, 2015.

The preliminary allocation of the purchase price of Link-Line, W.S. Nicholls, and Brigadier was accounted for in accordance with the applicable accounting guidance. Goodwill, which is generally not deductible for tax purposes, consists of the value associated with the assembled workforce and consolidation of operations. The business of Brigadier was acquired via asset purchase. Therefore, the $4.9 million of tax-basis goodwill assigned to Brigadier is expected to be deductible for tax purposes. All other goodwill associated with the acquisition is not deductible for tax purposes. In the first quarter of 2015, values at the acquisition date were adjusted as reflected in the table above, with no significant overall impact to the Company’s consolidated balance sheets.

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

Note 9 – Construction Services Redeemable Noncontrolling Interest

At the close of the acquisition discussed above, previous owners of the acquired companies retained an approximate 10% equity interest in the Canadian businesses that were acquired. The agreement, associated with the approximate 10% equity interest of the sellers, provides special dividend rights which entitle the sellers, as holders, to dividends equal to 3.4% of dividends paid at the level of Centuri and subject to certain conditions, such interests may become exchangeable for a 3.4% equity interest in Centuri. Additionally, the previous owners may exit their investment retained by requiring Centuri to purchase a portion of their interest (in Lynxus Construction Group, Inc.) commencing October 2016 and in incremental amounts each anniversary date thereafter. The shares subject to the election cumulate (if earlier elections are not made) such that 100% of their interest retained is subject to the election after September 2021.

The Company has determined that this noncontrolling interest is a redeemable noncontrolling interest and, in accordance with SEC guidance, is classified as mezzanine equity (temporary equity) in the Consolidated Balance Sheets. Changes in the value of the redeemable noncontrolling interest are recognized as they occur and the carrying value is adjusted as necessary at each reporting date. The adjustment to the redemption value impacts retained earnings, but did not impact net income.

Redeemable Noncontrolling Interest
(Thousands of dollars):
Balance, December 31, 2014	$20,042
Net income (loss) attributable to redeemable noncontrolling interest	(245)
Foreign currency exchange translation adjustment	(43)
Adjustment to redemption value	(658)

Balance, March 31, 2015	$19,096

The redemption value of the redeemable noncontrolling interest was determined using a Monte Carlo simulation method. First, a market approach was utilized to determine a construction services enterprise value as of the acquisition date. Potential guideline publicly-traded companies were identified by using a selection criteria, including actively traded equities, their financial solvency, and other factors. Once the guideline companies were determined, enterprise value was calculated using a weighted approach of projected earnings before interest expense and taxes (“EBIT”) and earnings before interest expense, taxes, and depreciation and amortization expense (“EBITDA”). After an estimated fair value was determined, a Monte Carlo simulation was used to assign a value to the noncontrolling interest of the sellers. Other assumptions used in this analysis included dividends, probability of events, and a discount due to lack of control (the sellers do not influence operations).

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

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

As of March 31, 2015, Southwest had 1,938,000 residential, commercial, industrial, and other natural gas customers, of which 1,037,000 customers were located in Arizona, 711,000 in Nevada, and 190,000 in California. Residential and commercial customers represented over 99% of the total customer base. During the twelve months ended March 31, 2015, 56% of operating margin was earned in Arizona, 34% in Nevada, and 10% in California. During this same period, Southwest earned 85% of its operating margin from residential and small commercial customers, 4% from other sales customers, and 11% from transportation customers. These general patterns are expected to remain materially consistent for the foreseeable future.

Southwest recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Operating margin is the measure of gas operating revenues less the net cost of gas sold. Management uses operating margin as a main benchmark in comparing operating results from period to period. The principal factors affecting changes in operating margin are general rate relief (including impact of infrastructure trackers) and customer growth. All of Southwest’s service territories have decoupled rate structures, which are designed to eliminate the direct link between volumetric sales and revenue, thereby mitigating the impacts of weather variability and conservation on margin, allowing the Company to aggressively pursue energy efficiency initiatives.

Centuri Construction Co. (“Centuri” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that primarily provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems, and develops industrial construction solutions. Centuri operates in 20 major markets in the United States (primarily under the NPL name) and in 2 major markets in Canada (under the Link-Line and W.S. Nicholls names). Construction activity is cyclical and can be significantly impacted by changes in weather, general and local economic conditions (including the housing market), interest rates, employment levels, job growth, the equipment resale market, pipe replacement programs of utilities, and local and federal regulation (including tax rates and incentives). During the past few years, utilities have implemented or modified pipeline integrity management programs to enhance safety pursuant to federal and state mandates. These programs, coupled with recent bonus depreciation tax deduction incentives, have resulted in a significant increase in multi-year pipeline replacement projects throughout the U.S. Generally, revenues are lowest during the first quarter of the year due to less favorable winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. This is expected in both the U.S. and Canadian markets. In certain circumstances, such as with large, longer duration bid contracts, or unit-price contracts with revenue caps, results may be impacted by differences between costs incurred and those anticipated when the work was originally bid.

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as MD&A included in the 2014 Annual Report to Shareholders, which is incorporated by reference into the 2014 Form 10-K.

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

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

Summary Operating Results

	Period Ended March 31,
	Three Months		Twelve Months
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Contribution to net income
Natural gas operations	$78,921	$72,599	$123,194	$117,476
Construction services	(6,938)	(1,816)	19,132	17,854

Net income	$71,983	$70,783	$142,326	$135,330

Average number of common shares outstanding	46,612	46,440	46,537	46,364

Basic earnings per share
Consolidated	$1.54	$1.52	$3.06	$2.92

Natural Gas Operations
Operating margin	$299,353	$295,116	$880,968	$866,277

1st Quarter 2015 Overview

Natural gas operations highlights include the following:

•	Operating margin increased $4 million, or 1%, compared to the prior-year quarter

•	Operating expenses decreased $3.2 million, or 2%, compared to the prior-year quarter

•	Net financing costs decreased $1.1 million compared to the prior-year quarter

•	Paiute Pipeline Company general rate case settlement approved by the FERC

Construction services highlights include the following:

•	Revenues increased $59.2 million, or 49%, compared to the prior-year quarter

•	Construction expenses increased $61.7 million, or 55%, compared to the prior-year quarter

•	Net interest deductions increased $1.6 million due to acquisition-related debt

Customer Growth. Southwest completed 21,000 first-time meter sets, but realized 26,000 net new customers over the last twelve months, an increase of 1.4%. The incremental additions reflect a return to service of customer meters on previously vacant homes. Southwest projects customer growth of about 1.5% for 2015.

Company-Owned Life Insurance (“COLI”). Southwest has life insurance policies on members of management and other key employees to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The COLI policies have a combined net death benefit value of approximately $240 million at March 31, 2015. The net cash surrender value of these policies (which is the cash amount that would be received if Southwest voluntarily terminated the policies) is approximately $101 million at March 31, 2015 and is included in the caption “Other property and investments” on the balance sheet. The Company currently intends to hold the COLI policies for their duration. Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender value components of COLI policies as they progress toward the ultimate death benefits are also recorded without tax consequences. Cash

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, generally the cash surrender value (but not the net death benefit) moves up and down consistent with the movements in the broader stock and bond markets. As indicated in Note 1 of the Notes to Consolidated Financial Statements, income due to changes in cash surrender values of COLI policies (including incremental death benefits) was $1.3 million in the first three months of 2015 and $5.7 million during the twelve months ended March 31, 2015. Management currently expects average returns of $3 million to $5 million annually on the COLI policies, excluding any net death benefits recognized.

Liquidity. Southwest believes its liquidity position is solid. Southwest has a $300 million credit facility maturing in March 2020. The facility is provided through a consortium of eight major banking institutions. The maximum amount outstanding on the credit facility (including a commercial paper program) during the first quarter of 2015 was $160 million (including $10 million on the short-term portion of the credit facility). At March 31, 2015, no borrowings were outstanding on the long-term or short-term portions of the credit facility. Southwest has no significant debt maturities prior to 2017.

Construction Services has a $300 million secured revolving credit and term loan facility maturing in October 2019. The facility is provided through a consortium of six banking institutions and consists of a $150 million term loan and a revolving line of credit of $150 million. The maximum amount outstanding on the credit facility during the first quarter of 2015 was $220 million. At March 31, 2015, there was approximately $64 million, net of letters of credit, available under the line of credit.

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended March 31,
	2015	2014
	(Thousands of dollars)
Gas operating revenues	$553,115	$486,493
Net cost of gas sold	253,762	191,377

Operating margin	299,353	295,116
Operations and maintenance expense	95,510	102,408
Depreciation and amortization	53,675	51,483
Taxes other than income taxes	12,997	11,456

Operating income	137,171	129,769
Other income (deductions)	2,602	1,612
Net interest deductions	16,096	17,227

Income before income taxes	123,677	114,154
Income tax expense	44,756	41,555

Contribution to consolidated net income	$78,921	$72,599

The contribution to consolidated net income from natural gas operations increased $6.3 million in the first quarter of 2015 compared to the first quarter of 2014. The improvement was primarily due to increases in operating margin and other income and decreases in operating expenses and net interest deductions.

Operating margin increased $4 million between quarters. New customers contributed $3 million in operating margin during the first quarter of 2015, as approximately 26,000 net new customers were added during the last twelve months. A combined $2 million of rate relief in the California jurisdiction and Paiute Pipeline Company (see Rates and Regulatory Proceedings) contributed to the increase. The increase was partially offset by a $1 million margin decrease associated with customers outside the decoupling mechanisms and lower other miscellaneous revenues.

Operations and maintenance expense decreased $6.9 million between quarters. Legal expenses were higher than normal in the first quarter of 2014 and exceeded legal expenses in the current quarter by approximately $6 million. The prior-year quarter also included approximately $500,000 in rent expense associated with a portion of the corporate headquarters complex that the Company subsequently purchased in July 2014. General cost increases and higher pension expense during the current quarter were substantially offset by reductions in other costs including impacts of lower employee counts.

Depreciation and amortization expense increased $2.2 million, or 4% between quarters. Average gas plant in service for the current quarter increased $285 million, or 5%, compared to the corresponding quarter a year ago. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business. Increases in depreciation from these plant additions were partially offset by lower depreciation rates in California. Amortization associated with the recovery of regulatory assets increased approximately $700,000 primarily due to California energy efficiency programs and Nevada Gas Infrastructure Replacement (“GIR”) programs.

Taxes other than income taxes increased $1.5 million between quarters primarily due to higher property taxes in Arizona.

Other income, which principally includes returns on COLI policies (including recognized net death benefits) and non-utility expenses, increased $990,000 between quarters. The current quarter reflects COLI policy cash surrender value increases of $1.3 million, while the prior-year quarter included $900,000 in COLI-related income.

Net interest deductions decreased $1.1 million between quarters. The decrease primarily resulted from the redemption of $65 million 5.25% 2004 Series A Industrial Development Revenue Bonds (“IDRBs”) in November 2014.

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

Twelve-Month Analysis

	Twelve Months Ended March 31,
	2015	2014
	(Thousands of dollars)
Gas operating revenues	$1,448,709	$1,293,047
Net cost of gas sold	567,741	426,770

Operating margin	880,968	866,277
Operations and maintenance expense	376,834	390,235
Depreciation and amortization	206,336	197,012
Taxes other than income taxes	48,793	45,212

Operating income	249,005	233,818
Other income (deductions)	8,155	9,810
Net interest deductions	67,168	64,104

Income before income taxes	189,992	179,524
Income tax expense	66,798	62,048

Contribution to consolidated net income	$123,194	$117,476

Contribution to consolidated net income from natural gas operations increased by $5.7 million between the twelve-month periods of 2015 and 2014. An increase in operating income was partially offset by an increase in net interest deductions, as well as a decrease in other income.

Operating margin increased $15 million between periods including a combined $10 million of rate relief in the California jurisdiction and Paiute Pipeline Company (see Rates and Regulatory Proceedings). Customer growth provided $8 million of the increase. Operating margin associated with customers outside the decoupling mechanisms and other miscellaneous revenues declined by $3 million.

Operations and maintenance expense decreased $13.4 million, or 3%, between periods. Legal expenses in the prior-year period (including a $5 million legal accrual in the first quarter of 2014) were $6.8 million higher than the current-year period. Rent expense associated with the corporate headquarters complex declined $1.6 million between periods. Declines in employee-related costs, primarily pension expense in calendar year 2014, more than offset higher general costs. See also Note 2 – Components of Net Periodic Benefit Cost.

Depreciation and amortization expense increased $9.3 million, or 5%. Average gas plant in service for the current period increased $300 million, or 6%, as compared to the prior period. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business. Amortization increases associated with software-related intangible assets and with the recovery of regulatory assets (notably California energy efficiency, Arizona demand-side management programs, and Nevada GIR programs) were offset by depreciation rate decreases resulting from the most recent California general rate case decision.

Taxes other than income taxes increased $3.6 million between periods primarily due to higher property taxes in Arizona and Nevada, principally related to net plant additions.

Other income decreased $1.7 million between the twelve-month periods of 2015 and 2014. The current period reflects $5.7 million of income associated with COLI policy cash surrender value increases, while the prior year included $9.5 million of COLI-related income. Interest income increased $1.9 million between years primarily due to changes in over- and under-collected PGA balances (see PGA Filings for more information).

Net interest deductions increased $3.1 million between periods, primarily due to increased borrowings on the credit facility and the issuance of $250 million of long-term debt in the fourth quarter of 2013. The increase was mitigated by higher interest expense in the prior year associated with PGA balances and by the redemption of $65 million of 5.25% 2004 Series A IDRBs in November 2014.

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

Outlook for full year 2015 – 1st Quarter Update

Operating margin for 2015 is expected to be favorably influenced by customer growth similar to 2014. Incremental margin (attrition) associated with the 2014 California rate case decision as well as the Paiute rate case decision, and new rates established to recover Nevada infrastructure programs collectively should approximate the customer growth amount. Combined, total operating margin is estimated to increase nearly 2%.

Operations and maintenance expense will be negatively impacted by a proportionate share (approximately 80%) of an expected $10 million increase in pension costs. Other costs, net, are expected to be relatively flat. Depreciation and general taxes should increase consistent with the growth in gas plant in service (approximately 5% to 6%). Overall, operating expenses are anticipated to increase by 3% to 4% compared to 2014.

Southwest generally anticipates longer-term normal changes in COLI cash surrender values to range from $3 million to $5 million on an annual basis. The current twelve-month period reflects $5.7 million of income associated with COLI cash surrender value increases, which is greater than management’s expected normal range. Individual quarterly and annual periods will continue to be subject to volatility.

Southwest anticipates that net interest deductions for 2015 will approximate or be somewhat less than the $68 million recorded in calendar-year 2014.

Results of Construction Services

Results of Construction Services

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2015	2014	2015	2014
(Thousands of dollars)
Construction revenues	$181,105	$121,903	$798,822	$652,626
Operating expenses:
Construction expenses	174,928	113,199	709,586	579,795
Depreciation and amortization	13,792	11,408	51,267	43,763

Operating income (loss)	(7,615)	(2,704)	37,969	29,068
Other income (deductions)	(330)	—	(388)	33
Net interest deductions	1,881	292	5,359	1,237

Income (loss) before income taxes	(9,826)	(2,996)	32,222	27,864
Income tax expense (benefit)	(2,784)	(1,094)	13,086	10,444

Net income (loss)	(7,042)	(1,902)	19,136	17,420
Net income (loss) attributable to noncontrolling interests	(104)	(86)	4	(434)

Contribution to consolidated net income (loss) attributable to Centuri	$(6,938)	$(1,816)	$19,132	$17,854

In October 2014, construction services operations were expanded by the acquisition of the Link-Line group of companies. Line items in the tables above reflect the results of the acquired companies only since the acquisition date.

Quarterly Analysis. The loss related to construction services, for the three months ended March 31, 2015, expanded $5.1 million compared to the same period of 2014. The impact was due primarily to losses at the acquired companies during the current quarter, partially offset by an increase in pipe replacement work at NPL.

Revenues increased $59.2 million, or 49%, when compared to the first quarter of 2014, primarily due to revenues of the recently acquired companies ($42.3 million) and additional pipe replacement work at NPL. Construction expenses increased $61.7 million, or 55%, between quarters, primarily due to costs associated with the acquired companies ($49 million) and the additional pipe replacement work noted above. During the quarter, construction expenses were impacted by a loss reserve of $5.6 million recorded on an industrial construction project in Canada. Delays in delivery of critical equipment to the job site resulted in production inefficiencies and an increase in

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

estimated total project costs. Work commenced on this project in March 2015 and is anticipated to be complete during the second quarter. Change orders are being negotiated which may reduce the estimated loss reserve in future periods. In situations where losses on a project are possible, accounting rules and adopted policies require that all future costs to complete the project be estimated, but potential incremental revenue to cover such costs only be recognized when change orders are formally approved. The final net profit or loss on this project may not be known until the third quarter of 2015 or later. Gains on sale of equipment (reflected as an offset to construction expenses) were $1.5 million and $2.4 million for the first quarters of 2015 and 2014, respectively. Depreciation and amortization expense increased $2.4 million between quarters due to amortization of finite-lived intangible assets recognized from the acquisition ($1.3 million) and additional equipment purchases to support the growth in the volume of work being performed.

Net interest deductions were $1.9 million in the first quarter of 2015 compared to $292,000 in the first quarter of 2014. The increase was due primarily to interest expense and amortization of debt issuance costs associated with the $300 million secured revolving credit and term loan facility entered into coincident with the recent acquisition.

Twelve-Month Analysis. Contribution to consolidated net income from construction services for the twelve-month period ended March 31, 2015 increased $1.3 million compared to the same period of 2014. The increase was due primarily to an increase in pipe replacement work and the inclusion of the acquired companies, partially offset by amortization of the intangible assets recognized in connection with the acquisition and higher interest expense.

Revenues increased $146 million, or 22%, primarily due to additional pipe replacement work in the current period and the inclusion of revenues of the acquired companies ($96.5 million) beginning in the fourth quarter of 2014. Construction expenses increased $130 million, or 24%, due primarily to additional pipe replacement work at NPL during the twelve months ended March 31, 2015 and associated construction costs associated with the acquired companies ($98.4 million). General and administrative expense (included in construction expenses) increased $13.2 million including $7.1 million from the recently acquired companies, acquisition costs ($5 million), and changes that were implemented to match the increased size of the business and its complexity. Offsetting these increases was approximately $4 million in the prior period associated with a legal settlement. Gains on sale of equipment (reflected as an offset to construction expenses) were $5.3 million and $5.7 million for the twelve month periods of 2015 and 2014, respectively. Depreciation and amortization expense increased $7.5 million between the current and prior year periods due to the amortization on finite-lived intangible assets recognized from the acquisition ($2.9 million) and additional equipment purchased to support growth in the volume of work being performed.

Net interest deductions were $5.4 million for the twelve-month period ended March 31, 2015 compared to $1.2 million for the corresponding period in 2014. The increase was due primarily to interest expense and amortization of debt issuance costs associated with the $300 million secured revolving credit and term loan facility entered into coincident with the recent acquisition.

During the past several years, construction services has focused its efforts on obtaining pipe replacement work under both blanket contracts and incremental bid projects. For the twelve months ended March 31, 2015 and 2014, revenues from replacement work were 64% and 70%, respectively, of total revenues. Governmental-mandated pipeline safety-related programs have resulted in many utilities undertaking multi-year distribution pipe replacement projects. Centuri continues to successfully bid on pipe replacement projects throughout the United States and Canada.

Outlook for full year 2015 – 1st Quarter Update

Centuri’s revenues and operating profits are influenced by weather, customer requirements, mix of work, local economic conditions, bidding results, the equipment resale market, changes in foreign currency exchange rates and the credit market. Typically, revenues are lowest during the first quarter of the year due to unfavorable winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. The current low interest rate environment, and the regulatory environment (encouraging the natural gas industry to replace aging pipeline infrastructure) are having a positive influence on Centuri’s revenues.

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

The recent acquisition has expanded the construction services operating base. Comparative results for 2015 will be favorably impacted by elimination of the acquisition costs ($5 million) recognized in 2014 as well as a full year of results associated with the acquisition (compared to one quarter in 2014). In 2015, Centuri revenues are expected to range between $950 million and $1 billion, and operating income is expected to approximate 6% of revenues (including the impacts of amortization, resulting from intangibles from the acquired businesses, of approximately $5 million). Based on interest rates under Centuri’s secured revolving credit and term loan facility as of March 2015, we anticipate 2015 related net interest deductions to be between $6.5 million and $7.5 million. These collective expectations are before consideration of the portion of earnings attributable to the noncontrolling interest. Additionally, foreign exchange rates and the interest rate environment could influence their achievement.

Rates and Regulatory Proceedings

Customer-Owned Yardline (“COYL”) Program. The Company received approval, in connection with its most recent Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for approximately 100,000 Arizona customers whose meters are set off from the customer’s home, which is not a traditional configuration. Customers with this configuration were previously responsible for the cost of maintaining these lines and were subject to the immediate cessation of natural gas service if low-pressure leaks occurred. To facilitate this program, the Company was authorized to collect estimated leak survey costs in rates commencing in 2012. Effective June 2013, the Arizona Corporation Commission (“ACC”) authorized a surcharge to recover the costs of depreciation and pre-tax return the Company would have received if the additional pipe replacement costs themselves had been included in rate base concurrent with the most recent Arizona general rate case. The surcharge is revised annually as the program progresses, with the undepreciated plant balance to be incorporated in rate base at the time of the next Arizona general rate case. In January 2014, the Company received approval to add a “Phase II” component to the COYL program to include the replacement of non-leaking COYLs, which was subsequently revised effective June 2014. Resources continue to be focused on contacting customers within replacement project areas to participate in the Phase II meter relocation. In February 2015, the Company filed to increase the surcharge revenue from $1.5 million to $2.5 million to reflect additional costs incurred for both Phase I and Phase II, which was recommended for approval by the ACC Staff to be effective June 2015. This request was based on total amounts spent to date of $16 million, $6.3 million of which was incurred during 2014. The ACC is expected to issue a decision prior to the effective date.

Proposed LNG (“Liquefied Natural Gas”) Facility. In January 2014, Southwest filed an application with the ACC seeking preapproval to construct, operate and maintain a 233,000 dekatherm LNG facility in southern Arizona and to recover the actual costs, including the establishment of a regulatory asset. This facility is intended to enhance service reliability and flexibility in natural gas deliveries in the southern Arizona area by providing a local storage option, operated by Southwest and connected directly to its distribution system. Southwest requested approval of the actual cost of the project (including those facilities necessary to connect the proposed storage tank to Southwest’s existing distribution system) not to exceed $55 million. In December 2014, Southwest received an order from the ACC (“Order”) granting pre-approval of Southwest’s application to construct the LNG facility and the deferral of costs, limited to $50 million. The authorization to defer costs expires on November 1, 2017 (from which point, expenditures incurred would not be eligible for deferral) and also requires any unquantified cost savings to be deferred. These deferred costs and benefits will be evaluated in a future rate proceeding. Any gas costs incurred that are not related to the initial construction and placement of the facility are to be recovered through the PGA mechanism. Construction progress reports are required every six months until completion. Completion of the siting requirements for flammable vapor dispersion is also a condition of approval for the facility. Construction is expected to be complete within approximately 24 to 30 months from the date of approval.

Federal Energy Regulatory Commission (“FERC”) Jurisdiction.

General Rate Case. Paiute Pipeline Company (“Paiute”), a wholly owned subsidiary of Southwest, filed a general rate case with the FERC in February 2014. The filing fulfilled an obligation from the settlement agreement reached in the 2009 Paiute general rate case. In September 2014, Paiute reached an agreement in principle with the FERC Staff and intervenors to settle the case. In October 2014, Paiute requested, and was granted, the authority to place the settlement rates into effect on an interim basis effective September 2014. In February 2015, the FERC issued a letter order approving the settlement as filed. Tariff charges in compliance with the settlement were filed in March 2015. In addition to agreeing to rate design changes to encourage longer-term contracts with its shippers, the settlement resulted in an annual revenue increase of $2.4 million, plus a $1.3 million depreciation reduction. This increase is based on an 11.5% pre-tax rate of return. Also, as part of this agreement, Paiute agreed not to file a rate case prior to May 2016, but no later than May 2019.

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

Elko County Expansion Project. During the second and third quarters of 2013, Paiute notified present and potential shippers of its plans to expand its existing transmission system to provide additional firm transportation-service capacity in the Elko County, Nevada area. This additional capacity is required to meet growing natural gas demands caused by increased residential and business load and the greater energy needs of mining operations in the area. Through the “open season” process, shippers responded with substantial interest. Dependent upon several variables, including the ultimate route of the project, the price of labor and materials, and factors such as environmental impacts, the cost to complete this project has been estimated at approximately $35 million and has a targeted in-service date of November 2015 (contingent upon FERC action). In October 2013, Paiute submitted a filing with the FERC requesting that its Staff initiate a pre-filing review of the proposed expansion project; a certificate application for the project was filed in June 2014. In October 2014, the FERC issued a notice of schedule for environmental review for this project. A preliminarily favorable environmental assessment of the proposed project was issued by the FERC in January 2015. Based on the FERC’s schedule and the resulting associated deadlines, the FERC is expected to issue a decision on Paiute’s certificate application during the first half of 2015.

PGA Filings

The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. At March 31, 2015, under-collections in Arizona, northern Nevada, and California resulted in an asset of $28.5 million and over-collections in southern Nevada resulted in a liability of $390,000 on the Company’s balance sheet. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on profit margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual income statement components. These include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).

The following table presents Southwest’s outstanding PGA balances receivable/(payable) (millions of dollars):

	March 31, 2015	December 31, 2014	March 31, 2014
Arizona	$25.1	$48.4	$42.9
Northern Nevada	0.2	10.2	3.3
Southern Nevada	(0.4)	20.4	22.9
California	3.2	8.6	6.1

	$28.1	$87.6	$75.2

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

Cash Flows

Operating Cash Flows. Cash flows provided by consolidated operating activities increased $80.2 million in the first three months of 2015 as compared to the same period of 2014. The improvement in operating cash flows was primarily attributable to temporary increases in cash flows from working capital components overall (notably the collection of deferred purchased gas costs).

Investing Cash Flows. Cash used in consolidated investing activities increased $22.2 million in the first three months of 2015 as compared to the same period of 2014. The increase was primarily due to additional construction expenditures, including scheduled and accelerated pipe replacement, and equipment purchases by Centuri due to the increased replacement construction work of its customers. In association with the acquisition of construction services businesses, a $9 million working capital adjustment related to a contractual true-up period was made in the first quarter of 2015.

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

Financing Cash Flows. Net cash used in consolidated financing activities increased $103.2 million in the first three months of 2015 as compared to 2014. Repayments of long-term amounts outstanding on Southwest’s revolving credit and commercial paper facility were $150 million and $10 million in the current and prior periods, respectively. An additional $5 million was repaid on the short-term portion of Southwest’s revolving credit facility in the current period. The long-term debt issuance amounts and the remaining retirements of long-term debt primarily relate to borrowings and repayments under Centuri’s line of credit. The majority of Centuri’s borrowings during the twelve months ended March 31, 2015 are associated with the acquisition of construction services businesses noted previously. Southwest has also issued stock under its Equity Shelf Program. See also Note 1 – Nature of Operations and Basis of Presentation, Note 5 – Common Stock, and discussion below. Dividends paid increased in the first quarter of 2015 as compared to the first quarter of 2014 as a result of an increase in the quarterly dividend rate and an increase in the number of shares outstanding.

The capital requirements and resources of the Company generally are determined independently for the natural gas operations and construction services segments. Each business activity is generally responsible for securing its own financing sources.

Gas Segment Construction Expenditures, Debt Maturities, and Financing

During the twelve-month period ended March 31, 2015, construction expenditures for the natural gas operations segment were $364 million. The majority of these expenditures represented costs associated with scheduled and accelerated replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest were $403 million and provided approximately 94% of construction expenditures and dividend requirements of the natural gas operations segment. Other necessary funding was provided by cash on hand, external financing activities, and existing credit facilities.

Southwest estimates natural gas segment construction expenditures during the three-year period ending December 31, 2017 will be approximately $1.3 billion. Of this amount, approximately $445 million are expected to be incurred in 2015. Southwest plans to accelerate projects that improve system flexibility and reliability (including replacement of early vintage plastic and steel pipe). Significant replacement activities are expected to continue during the next several years. During the three-year period, cash flows from operating activities of Southwest are expected to provide approximately 75% of the funding for the gas operations total construction expenditures and dividend requirements. Any additional cash requirements are expected to be provided by existing credit facilities and/or other external financing sources. The timing, types, and amounts of any additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest’s service areas, and earnings. External financings could include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

In March, 2015, the Company filed with the SEC a shelf registration statement which includes a prospectus detailing the Company’s plans to sell up to $100 million of the Company’s common stock over a period of time. In March 2015, the Company entered into a Sales Agency Agreement with BNY Mellon Capital Markets, LLC relating to this issuance and sale of shares of the Company’s common stock (“Equity Shelf Program”). Sales of the shares will be made at market prices prevailing at the time of sale. Net proceeds from the sale of shares of common stock under the Equity Shelf Program will be used for general corporate purposes, including the acquisition of property for the construction, completion, extension or improvement of pipeline systems and facilities located in and around the communities Southwest serves.

During the quarter ended March 31, 2015, 192,262 shares were issued in at-the-market offerings at an average price of $57.47 per share with gross proceeds of $11 million, agent commissions of $100,000, and net proceeds of $10.9 million. See Note 5 – Common Stock for more information and Note 1 – Nature of Operations and Basis of Presentation regarding the portion of proceeds received subsequent to the balance sheet date.

During the three months ended March 31, 2015, the Company issued approximately 125,000 additional shares of common stock through the Restricted Stock/Unit Plan, the Management Incentive Plan, and the Stock Incentive Plan. The Company raised approximately $465,000 from the issuance of shares of common stock through the Stock Incentive Plan.

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

Dividend Policy

In reviewing dividend policy, the Board of Directors (“Board”) considers the adequacy and sustainability of earnings and cash flows of the Company and its subsidiaries; the strength of the Company’s capital structure; the sustainability of the dividend through all business cycles; and whether the dividend is within a normal payout range for its respective businesses. As a result of its ongoing review of dividend policy, in February 2015, the Board increased the quarterly dividend from 36.5 cents to 40.5 cents per share, effective with the June 2015 payment. Over time, the Board intends to increase the dividend such that the payout ratio approaches a local distribution company peer group average (approximately 55% to 65%), while maintaining the Company’s stable and strong credit ratings and the ability to effectively fund future rate base growth. The timing and amount of any future increases will be based upon the Board’s continued review of the Company’s dividend rate in the context of the performance of the Company’s two operating segments and their future growth prospects.

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

On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At March 31, 2015, the combined balance in the PGA accounts totaled an under-collection of $28.1 million. See PGA Filings for more information.

The Company has a $300 million revolving credit facility that is scheduled to expire in March 2020. Southwest has designated $150 million of the $300 million facility for long-term borrowing needs and the remaining $150 million for working capital purposes. At March 31, 2015, no borrowings were outstanding on either the long-term or short-term portions of the credit facility. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. This credit facility has been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing.

The Company has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by the Company’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At March 31, 2015, no borrowings were outstanding under this program.

Centuri has a $300 million secured revolving credit and term loan facility that is scheduled to expire in October 2019. At March 31, 2015, $220 million was outstanding on the Centuri secured credit facility.

The following table sets forth the ratios of earnings to fixed charges for the Company. Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	March 31, 2015	December 31, 2014
Ratio of earnings to fixed charges	3.60	3.58

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and net amortized debt costs.

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “promote”, “seek,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, interest savings, the Company’s COLI strategy, annual COLI returns, replacement market and new construction market, amount and timing for completion of estimated future construction expenditures, including the LNG facility in southern Arizona and the proposed Paiute expansion in Elko County, Nevada, forecasted operating cash flows and results of operations, incremental operating margin in 2015, net earnings impacts from gas infrastructure replacement surcharges, operating expense increases in 2015, funding sources of cash requirements, sufficiency of working capital and current credit facilities, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue the remaining capacity under the Equity Shelf Program, future dividend increases, earnings trends, future Centuri operating revenues, operating income, amortization, and interest expense, Centuri’s projected financial performance and related market growth potential, pension and post-retirement benefits, certain benefits of tax acts, the effect of any rate changes or regulatory proceedings, infrastructure replacement mechanisms and the COYL program, statements regarding future gas prices, gas purchase contracts and derivative financial instruments, recoverability of regulatory assets, the impact of certain legal proceedings, the expectation that the tax-basis goodwill assigned to Brigadier will be deductible for tax purposes, and the timing and results of future rate hearings and approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, the ability to recover costs through the PGA mechanisms or other regulatory assets, the effects of regulation/deregulation, the timing and amount of rate relief, changes in rate design, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, changes in construction expenditures and financing, changes in operations and maintenance expenses, effects of pension expense forecasts, accounting changes, future liability claims, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, impacts of structural and management changes at Centuri, Centuri construction expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements and ability to successfully procure new work, acquisitions and management’s plans related thereto, competition, our ability to raise capital in external financings, and the true-up of amounts acquired in connection with the recent acquisition, including income taxes and ongoing evaluations in regard to goodwill and other intangible assets. In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing and operating expenses will continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Company’s 2014 Annual Report on Form 10-K filed with the SEC. No material changes have occurred related to the Company’s disclosures about market risk.

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

Based on the most recent evaluation, as of March 31, 2015, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2015 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

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

ITEMS 1A through 3.     None.

ITEM 4. MINE SAFETY DISCLOSURES    Not applicable.

ITEM 5. OTHER INFORMATION    None.

ITEM 6. EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 1.01	–	Sales Agency Agreement between Southwest Gas Corporation and BNY Mellon Capital Markets, LLC. Incorporated herein by reference to Exhibit 1.1 to Form S-3ASR dated March 10, 2015, File No. 333-202633.

Exhibit 10.01	–	Southwest Gas Corporation – Amendment No. 2 to Revolving Credit Agreement. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 24, 2015, File No. 1-07850.

Exhibit 12.01	–	Computation of Ratios of Earnings to Fixed Charges.

Exhibit 31.01	–	Section 302 Certifications.

Exhibit 32.01	–	Section 906 Certifications.

Exhibit 101	–

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SOUTHWEST GAS CORPORATION March 31, 2015	Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: May 6, 2015

/s/ GREGORY J. PETERSON
Gregory J. Peterson
Vice President/Controller and Chief Accounting Officer