Form 10-Q
period 2015-06-30
SOUTHWEST GAS CORP
filed 2015-08-06
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $1 Par Value, 47,057,295 shares as of July 28, 2015.

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except par value)

(Unaudited)

	JUNE 30, 2015	DECEMBER 31, 2014
ASSETS
Utility plant:
Gas plant	$5,681,417	$5,556,599
Less: accumulated depreciation	(2,029,322)	(1,973,098)
Acquisition adjustments, net	460	550
Construction work in progress	79,906	74,332

Net utility plant	3,732,461	3,658,383

Other property and investments	325,449	326,743

Restricted cash	—	821

Current assets:
Cash and cash equivalents	48,909	39,566
Accounts receivable, net of allowances	273,447	281,824
Accrued utility revenue	31,800	73,900
Income taxes receivable, net	13,997	21,853
Deferred income taxes, net	10,492	2,109
Deferred purchased gas costs	3,751	87,556
Prepaids and other current assets	98,445	99,975

Total current assets	480,841	606,783

Noncurrent assets:
Goodwill	138,257	143,160
Deferred income taxes	1,473	—
Deferred charges and other assets	468,381	478,625

Total noncurrent assets	608,111	621,785

Total assets	$5,146,862	$5,214,515

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued and outstanding - 47,042,327 and 46,523,184 shares)	$48,672	$48,153
Additional paid-in capital	873,622	851,381
Accumulated other comprehensive income (loss), net	(48,750)	(50,175)
Retained earnings	678,288	639,164

Total Southwest Gas Corporation equity	1,551,832	1,488,523
Noncontrolling interest	(2,199)	(2,257)

Total equity	1,549,633	1,486,266
Redeemable noncontrolling interest	19,301	20,042
Long-term debt, less current maturities	1,521,683	1,637,592

Total capitalization	3,090,617	3,143,900

Current liabilities:
Current maturities of long-term debt	20,050	19,192
Short-term debt	—	5,000
Accounts payable	130,363	167,988
Customer deposits	72,744	71,546
Income taxes payable	4,271	—
Accrued general taxes	39,784	44,339
Accrued interest	16,159	16,468
Deferred income taxes	16,378	—
Deferred purchased gas costs	27,216	—
Other current liabilities	139,225	145,584

Total current liabilities	466,190	470,117

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	721,352	723,688
Accumulated removal costs	302,000	304,000
Other deferred credits and other long-term liabilities	566,703	572,810

Total deferred income taxes and other credits	1,590,055	1,600,498

Total capitalization and liabilities	$5,146,862	$5,214,515

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		TWELVE MONTHS ENDED JUNE 30,
	2015	2014	2015	2014	2015	2014
Operating revenues:
Gas operating revenues	$286,643	$271,479	$839,758	$757,972	$1,463,873	$1,325,657
Construction revenues	251,961	181,674	433,066	303,577	869,109	661,595

Total operating revenues	538,604	453,153	1,272,824	1,061,549	2,332,982	1,987,252

Operating expenses:
Net cost of gas sold	109,015	97,985	362,777	289,362	578,771	455,367
Operations and maintenance	99,344	97,620	194,854	200,028	378,558	392,920
Depreciation and amortization	66,955	62,186	134,422	125,077	262,372	244,391
Taxes other than income taxes	12,414	10,965	25,411	22,421	50,242	45,104
Construction expenses	225,829	157,642	400,757	270,841	777,773	588,737

Total operating expenses	513,557	426,398	1,118,221	907,729	2,047,716	1,726,519

Operating income	25,047	26,755	154,603	153,820	285,266	260,733

Other income and (expenses):
Net interest deductions	(17,717)	(17,305)	(35,694)	(34,824)	(72,939)	(67,356)
Other income (deductions)	162	2,863	2,434	4,475	5,066	11,254

Total other income and (expenses)	(17,555)	(14,442)	(33,260)	(30,349)	(67,873)	(56,102)

Income before income taxes	7,492	12,313	121,343	123,471	217,393	204,631
Income tax expense	2,429	2,686	44,401	43,147	79,627	70,175

Net income	5,063	9,627	76,942	80,324	137,766	134,456
Net income (loss) attributable to noncontrolling interests	114	—	10	(86)	118	(393)

Net income attributable to Southwest Gas Corporation	$4,949	$9,627	$76,932	$80,410	$137,648	$134,849

Basic earnings per share	$0.11	$0.21	$1.65	$1.73	$2.95	$2.91

Diluted earnings per share	$0.10	$0.21	$1.63	$1.71	$2.92	$2.88

Dividends declared per share	$0.405	$0.365	$0.810	$0.730	$1.540	$1.390

Average number of common shares outstanding	46,869	46,502	46,741	46,471	46,628	46,407
Average shares outstanding (assuming dilution)	47,290	46,948	47,164	46,910	47,070	46,860

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		TWELVE MONTHS ENDED JUNE 30,
	2015	2014	2015	2014	2015	2014
Net income	$5,063	$9,627	$76,942	$80,324	$137,766	$134,456

Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	—	—	(107,661)	62,214
Amortization of prior service cost	208	55	414	110	524	221
Amortization of net actuarial loss	5,328	3,666	10,658	7,333	17,992	17,927
Prior service cost	—	—	—	—	(4,130)	—
Regulatory adjustment	(4,828)	(3,210)	(9,656)	(6,420)	83,755	(73,667)

Net defined benefit pension plans	708	511	1,416	1,023	(9,520)	6,695

Forward-starting interest rate swaps:
Amounts reclassified into net income	518	519	1,037	1,037	2,073	2,074

Net forward-starting interest rate swaps	518	519	1,037	1,037	2,073	2,074

Foreign currency translation adjustments	209	—	(1,063)	—	(1,722)	—

Total other comprehensive income (loss), net of tax	1,435	1,030	1,390	2,060	(9,169)	8,769

Comprehensive income	6,498	10,657	78,332	82,384	128,597	143,225
Comprehensive income (loss) attributable to noncontrolling interests	122	—	(25)	(86)	61	(393)

Comprehensive income attributable to Southwest Gas Corporation	$6,376	$10,657	$78,357	$82,470	$128,536	$143,618

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	SIX MONTHS ENDED JUNE 30		TWELVE MONTHS ENDED JUNE 30
	2015	2014	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$76,942	$80,324	$137,766	$134,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,422	125,077	262,372	244,391
Deferred income taxes	3,896	24,493	43,712	47,351
Changes in current assets and liabilities:
Accounts receivable, net of allowances	6,018	35,997	(33,662)	(23,208)
Accrued utility revenue	42,100	41,100	(200)	(1,200)
Deferred purchased gas costs	111,021	(62,224)	103,906	(108,991)
Accounts payable	(38,471)	(91,674)	11,704	(10,082)
Accrued taxes	7,614	(4,801)	(1,158)	(1,424)
Other current assets and liabilities	5,163	46,238	(17,696)	27,234
Gains on sale	(2,563)	(4,137)	(4,597)	(5,964)
Changes in undistributed stock compensation	1,512	3,766	5,719	6,869
AFUDC	(1,133)	(1,024)	(2,104)	(2,296)
Changes in other assets and deferred charges	(15,239)	(15,150)	(21,821)	(20,476)
Changes in other liabilities and deferred credits	2,954	19,462	(729)	41,775

Net cash provided by operating activities	334,236	197,447	483,212	328,435

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(203,640)	(175,444)	(425,094)	(387,843)
Acquisition of businesses, net of cash acquired	(9,261)	—	(199,758)	—
Restricted cash	785	(16,649)	18,667	(16,649)
Changes in customer advances	9,689	8,947	21,105	13,593
Miscellaneous inflows	4,892	7,060	9,443	10,620
Miscellaneous outflows	—	—	(1,400)	—

Net cash used in investing activities	(197,535)	(176,086)	(577,037)	(380,279)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	20,713	237	20,881	515
Dividends paid	(36,001)	(32,316)	(69,960)	(62,904)
Issuance of long-term debt, net	93,165	17,719	344,674	287,336
Retirement of long-term debt	(78,409)	(10,716)	(206,848)	(46,460)
Change in credit facility and commercial paper	(120,000)	(10,000)	30,000	(119,000)
Change in short-term debt	(5,000)	—	—	—
Principal payments on capital lease obligations	(722)	—	(1,156)	—
Other	(534)	(472)	(1,319)	1,527

Net cash provided by (used in) financing activities	(126,788)	(35,548)	116,272	61,014

Effects of currency translation on cash and cash equivalents	(570)	—	(428)	—

Change in cash and cash equivalents	9,343	(14,187)	22,019	9,170
Cash and cash equivalents at beginning of period	39,566	41,077	26,890	17,720

Cash and cash equivalents at end of period	$48,909	$26,890	$48,909	$26,890

Supplemental information:
Interest paid, net of amounts capitalized	$34,213	$31,787	$67,978	$61,401
Income taxes paid	28,479	12,246	40,480	15,565

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

Note 1 – Nature of Operations and Basis of Presentation

Nature of Operations. Southwest Gas Corporation and its subsidiaries (the “Company”) consist of two segments: natural gas operations (“Southwest” or the “natural gas operations” segment) and construction services. Southwest is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity. Centuri Construction Group Inc. (“Centuri” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that primarily provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems, and industrial construction solutions. Centuri operations are generally conducted under the business names of NPL Construction Co. (“NPL”), Link-Line Contractors Ltd. (“Link-Line”), W.S. Nicholls Construction, Inc. and related companies (“W.S. Nicholls”), and Brigadier Pipelines Inc. (“Brigadier”). Typically, Centuri revenues are lowest during the first quarter of the year due to unfavorable winter weather conditions. Operating revenues typically improve as more favorable weather conditions occur during the summer and fall months.

Basis of Presentation. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2014 Annual Report to Shareholders, which is incorporated by reference into the 2014 Form 10-K, and the first quarter 2015 Form 10-Q.

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

Prepaids and other current assets. Prepaids and other current assets includes gas pipe inventory and operating supplies of $27 million at June 30, 2015 and $23 million at December 31, 2014.

Cash and Cash Equivalents. For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and financial instruments with a purchase-date maturity of three months or less. In general, cash and cash equivalents fall within Level 1 (quoted prices for identical financial instruments) of the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability. However, cash and cash equivalents at June 30, 2015 and December 31, 2014 also includes two money market fund investments totaling approximately $250,000 which fall within Level 2 (significant other observable inputs) of the fair value hierarchy, due to the asset valuation methods used by money market funds.

Significant non-cash investing and financing activities for the natural gas operations segment included the following: Upon contract expiration, customer advances of approximately $2 million and $5.6 million, during the first six months of 2015 and 2014, respectively, were applied as contributions toward utility construction activity and represent non-cash investing activity.

Goodwill. Goodwill is assessed for impairment annually, as required by U.S. GAAP, or otherwise, if circumstances indicate impairment to the carrying value of goodwill. No impairment was recorded in the first six months of 2015. The acquisition date adjustment shown in the table below was recorded in the first quarter of 2015. No acquisition date adjustments to goodwill were recorded during the second quarter of 2015. See Note 8 – Acquisition of Construction Services Businesses for more information on the acquisition.

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

(In thousands of dollars)	Natural Gas Operations	Construction Services	Consolidated
December 31, 2014	$10,095	$133,065	$143,160
Acquisition date adjustment	—	1,380	1,380
Foreign currency translation adjustment	—	(6,283)	(6,283)

June 30, 2015	$10,095	$128,162	$138,257

Intercompany Transactions. Centuri recognizes revenues generated from contracts with Southwest (see Note 3 – Segment Information below). Centuri’s accounts receivable for these services are presented in the table below (thousands of dollars):

	June 30, 2015	December 31, 2014
Centuri accounts receivable for services provided to Southwest	$10,531	$9,169

The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with accounting treatment for rate-regulated entities.

Other Property and Investments. Other property and investments includes (millions of dollars):

	June 30, 2015	December 31, 2014
Centuri property and equipment	$419	$405
Centuri accumulated provision for depreciation and amortization	(206)	(187)
Net cash surrender value of COLI policies	101	99
Other property	11	10

Total	$325	$327

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in the condensed consolidated statements of income (thousands of dollars):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30		June 30		June 30
	2015	2014	2015	2014	2015	2014
Change in COLI policies	$—	$2,300	$1,300	$3,200	$3,400	$10,000
Interest income	161	612	751	1,109	2,244	1,306
Pipe replacement costs	—	—	—	—	—	(11)
Foreign transaction gain (loss)	(245)	—	(572)	—	(750)	—
Miscellaneous income and (expense)	246	(49)	955	166	172	(41)

Total other income (deductions)	$162	$2,863	$2,434	$4,475	$5,066	$11,254

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

Recently Issued Accounting Standards Updates. In May 2014, the Financial Accounting Standards Board (“FASB”) issued the update “Revenue from Contracts with Customers (Topic 606).” The update replaces much of the current guidance regarding revenue recognition including most industry-specific guidance. In accordance with the update, an entity will be required to identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. In addition to the new revenue recognition requirements, entities will be required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Entities may choose between two retrospective transition methods when applying the update. In April 2015, the FASB voted to propose, and in July 2015 it approved, a one-year deferral of the effective

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

date (annual period ending after December 15, 2017), but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The FASB decided, based on its outreach to various stakeholders and the forthcoming exposure drafts, which amend the update, that a deferral is necessary to provide adequate time to effectively implement the update. The Company plans to adopt the update at the required adoption date, which is for interim and annual reporting periods commencing January 1, 2018. The Company is evaluating what impact this update might have on its consolidated financial statements and disclosures.

In August 2014, the FASB issued the update “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Under the update, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The update is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. This update and changes thereto are not expected to have a material impact on the Company’s disclosures.

In April 2015, the FASB issued the update “Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs.” To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. Retrospective application of the update is required. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. This update is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

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

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

	Qualified Retirement Plan
	Period Ended June 30,
	Three Months		Six Months		Twelve Montls
	2015	2014	2015	2014	2015	2014
(Thousands of dollars)
Service cost	$6,281	$5,340	$12,561	$10,680	$23,241	$22,208
Interest cost	11,057	10,860	22,115	21,721	43,834	40,525
Expected return on plan assets	(14,452)	(13,335)	(28,904)	(26,671)	(55,575)	(51,591)
Amortization of net actuarial loss	8,186	5,718	16,371	11,436	27,808	27,566

Net periodic benefit cost	$11,072	$8,583	$22,143	$17,166	$39,308	$38,708

	SERP
	Period Ended June 30,
	Three Months		Six Months		Twelve Montls
	2015	2014	2015	2014	2015	2014
(Thousands of dollars)
Service cost	$80	$73	$160	$146	$306	$332
Interest cost	424	436	847	872	1,720	1,640
Amortization of net actuarial loss	323	196	647	392	1,038	877

Net periodic benefit cost	$827	$705	$1,654	$1,410	$3,064	$2,849

	PBOP
	Period Ended June 30,
	Three Months		Six Months		Twelve Montls
	2015	2014	2015	2014	2015	2014
(Thousands of dollars)
Service cost	$410	$275	$821	$551	$1,371	$1,161
Interest cost	750	708	1,499	1,415	2,913	2,656
Expected return on plan assets	(866)	(816)	(1,732)	(1,632)	(3,364)	(3,044)
Amortization of prior service costs	334	88	667	177	845	355
Amortization of net actuarial loss	86	—	173	—	173	472

Net periodic benefit cost	$714	$255	$1,428	$511	$1,938	$1,600

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

Note 3 – Segment Information

The following tables present revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas Operations	Construction Services	Total
Three months ended June 30, 2015
Revenues from external customers	$286,643	$229,112	$515,755
Intersegment revenues	—	22,849	22,849

Total	$286,643	$251,961	$538,604

Segment net income (loss)	$(657)	$5,606	$4,949

Three months ended June 30, 2014
Revenues from external customers	$271,479	$156,966	$428,445
Intersegment revenues	—	24,708	24,708

Total	$271,479	$181,674	$453,153

Segment net income	$1,798	$7,829	$9,627

	Natural Gas Operations	Construction Services	Total
Six months ended June 30, 2015
Revenues from external customers	$839,758	$390,201	$1,229,959
Intersegment revenues	—	42,865	42,865

Total	$839,758	$433,066	$1,272,824

Segment net income (loss)	$78,264	$(1,332)	$76,932

Six months ended June 30, 2014
Revenues from external customers	$757,972	$255,119	$1,013,091
Intersegment revenues	—	48,458	48,458

Total	$757,972	$303,577	$1,061,549

Segment net income	$74,397	$6,013	$80,410

	Natural Gas Operations	Construction Services	Total
Twelve months ended June 30, 2015
Revenues from external customers	$1,463,873	$782,514	$2,246,387
Intersegment revenues	—	86,595	86,595

Total	$1,463,873	$869,109	$2,332,982

Segment net income	$120,739	$16,909	$137,648

Twelve months ended June 30, 2014
Revenues from external customers	$1,325,657	$562,294	$1,887,951
Intersegment revenues	—	99,301	99,301

Total	$1,325,657	$661,595	$1,987,252

Segment net income	$117,310	$17,539	$134,849

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

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

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on a portion (up to 25% in the Arizona and California jurisdictions) of its natural gas supply portfolios. The maturities of the Swaps highly correlate to forecasted purchases of natural gas, during time frames ranging from July 2015 through March 2017. Under such contracts, Southwest pays the counterparty at a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas. Only the net differential is actually paid or received. The differential is calculated based on the notional amounts under the contracts, which are detailed in the table below (thousands of dekatherms):

	June 30, 2015	December 31, 2014
Contract notional amounts	7,838	5,105

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

The following table sets forth the gains and (losses) recognized on the Company’s Swaps (derivatives) for the three-, six-, and twelve-month periods ended June 30, 2015 and 2014 and their location in the Condensed Consolidated Statements of Income:

Gains (losses) recognized in income for derivatives not designated as hedging instruments: (Thousands of dollars)
		Three Months Ended				Six Months Ended				Twelve Months Ended
	Location of Gain or (Loss)	June 30				June 30				June 30
Instrument	Recognized in Income on Derivative	2015		2014		2015		2014		2015		2014
Swaps	Net cost of gas sold	$707		$(83)		$(1,407)		$5,907		$(9,677)		$9,476
Swaps	Net cost of gas sold	(707	)*	83	*	1,407	*	(5,907	)*	9,677	*	(9,476	)*

Total		$—		$—		$—		$—		$—		$—

*	Represents the impact of regulatory deferral accounting treatment under U.S. GAAP for rate-regulated entities.

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

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

The following table sets forth the fair values of the Company’s Swaps and their location in the Condensed Consolidated Balance Sheets (thousands of dollars):

Fair values of derivatives not designated as hedging instruments:

June 30, 2015		Asset	Liability
Instrument	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Other current liabilities	$105	$(2,098)	$(1,993)
Swaps	Other deferred credits	28	(208)	(180)

Total		$133	$(2,306)	$(2,173)

December 31, 2014		Asset	Liability
Instrument	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Other current liabilities	$—	$(5,062)	$(5,062)
Swaps	Other deferred credits	—	(363)	(363)

Total		$—	$(5,425)	$(5,425)

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

The following table shows the amounts Southwest paid to and received from counterparties for settlements of matured Swaps.

	Three Months Ended	Six Months Ended	Twelve Months Ended
(Thousands of dollars)	June 30, 2015	June 30, 2015	June 30, 2015
Paid to counterparties	$690	$4,660	$5,474

Received from counterparties	$—	$—	$198

The following table details the regulatory assets/(liabilities) offsetting the derivatives at fair value in the Condensed Consolidated Balance Sheets (thousands of dollars).

June 30, 2015
Instrument	Balance Sheet Location	Net Total
Swaps	Prepaids and other current assets	$1,993
Swaps	Deferred charges and other assets	180

December 31, 2014
Instrument	Balance Sheet Location	Net Total
Swaps	Prepaids and other current assets	$5,062
Swaps	Deferred charges and other assets	363

Fair Value Measurements. The estimated fair values of Southwest’s Swaps were determined at June 30, 2015 and December 31, 2014 using New York Mercantile Exchange (“NYMEX”) futures settlement prices for delivery of natural gas at Henry Hub adjusted by the price of NYMEX ClearPort basis Swaps, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs (inputs, other than quoted prices, for similar assets or liabilities) are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measure.

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

The following table sets forth by level within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability, the Company’s financial assets and liabilities that were accounted for at fair value:

Level 2—Significant other observable inputs

(Thousands of dollars)	June 30, 2015	December 31, 2014
Liabilities at fair value:
Other current liabilities—Swaps	$(1,993)	$(5,062)
Other deferred credits—Swaps	(180)	(363)

Net Assets (Liabilities)	$(2,173)	$(5,425)

No financial assets or liabilities accounted for at fair value fell within Level 1 (quoted prices in active markets for identical financial assets) or Level 3 (significant unobservable inputs) of the fair value hierarchy.

With regard to the fair values of assets associated with the Company’s pension and postretirement benefit plans, asset values were last updated as required as of December 2014. Refer to Note 9 – Pension and Other Post Retirement Benefits in the 2014 Annual Report to Shareholders on Form 10-K.

Note 5 – Common Stock

On March 10, 2015, the Company filed with the Securities Exchange Commission (“SEC”) an automatic shelf registration statement on Form S-3 (File No. 333-202633), which became effective upon filing, for the offer and sale of up to $100,000,000 of the Company’s common stock from time to time in at-the-market offerings under the prospectus included therein and in accordance with the Sales Agency Agreement, dated March 10, 2015, between the Company and BNY Mellon Capital Markets, LLC (the “Equity Shelf Program”). During the three months ending June 30, 2015, the Company sold, through the continuous equity offering program with BNY Mellon Capital Markets, LLC as agent, an aggregate of 180,247 shares of the Company’s common stock in the open market at a weighted average price of $53.90 per share, resulting in proceeds to the Company of $9,618,188, net of $97,154 in agent commissions. For the six months ended June 30, 2015, the Company sold an aggregate of 372,509 shares of common stock under this program resulting in proceeds to the Company of $20,557,144, net of $207,649 in agent commissions. As of June 30, 2015, the Company had up to $79,235,207 of common stock available for sale under the program. Net proceeds from the sale of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension or improvement of pipeline systems and facilities located in and around the communities Southwest serves.

In addition, during the six months ended June 30, 2015, the Company issued approximately 145,000 shares of common stock through the Stock Incentive Plan, Restricted Stock/Unit Plan, and Management Incentive Plan.

Note 6 – Long-Term Debt

Carrying amounts of the Company’s long-term debt and their related estimated fair values as of June 30, 2015 and December 31, 2014 are disclosed in the following table. The fair values of the revolving credit facility (including commercial paper) and the variable-rate Industrial Development Revenue Bonds (“IDRBs”) approximate their carrying values, as they are repaid quickly (in the case of credit facility borrowings) and have interest rates that reset frequently. They are categorized as Level 1 (quoted prices for identical financial instruments) within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability, due to the Company’s ability to access similar debt arrangements at measurement dates with comparable terms, including variable rates. The fair values of debentures and fixed-rate IDRBs were determined utilizing a market-based valuation approach, where fair market values are determined based on evaluated pricing data, such as broker quotes and yields for similar securities adjusted for observable differences. Significant inputs used in the valuation generally include benchmark yield curves, credit ratings and issuer spreads. The external credit rating, coupon rate, and maturity of each security are considered in the valuation, as applicable. The market values of debentures and fixed-rate IDRBs are categorized as Level 2 (observable market inputs based on market prices of similar securities). The Centuri secured revolving credit and term loan facility and Centuri other debt obligations (not actively traded) are categorized as Level 3, based on significant unobservable inputs to their fair values. Since Centuri’s debt is not publicly traded, fair values

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

for the secured revolving credit and term loan facility and other debt obligations were based on a conventional discounted cash flow methodology and utilizes current market pricing yield curves, across Centuri’s debt maturity spectrum, of other industrial bonds with an assumed credit rating comparable to the Company’s.

	June 30, 2015		December 31, 2014
	Carrying	Market	Carrying	Market
	Amount	Value	Amount	Value
(Thousands of dollars)
Debentures:
Notes, 4.45%, due 2020	$125,000	$133,183	$125,000	$133,403
Notes, 6.1%, due 2041	125,000	146,568	125,000	157,290
Notes, 3.875%, due 2022	250,000	259,723	250,000	262,030
Notes, 4.875%, due 2043	250,000	256,505	250,000	280,903
8% Series, due 2026	75,000	99,431	75,000	102,296
Medium-term notes, 7.59% series, due 2017	25,000	27,063	25,000	27,573
Medium-term notes, 7.78% series, due 2022	25,000	30,705	25,000	31,144
Medium-term notes, 7.92% series, due 2027	25,000	32,706	25,000	33,695
Medium-term notes, 6.76% series, due 2027	7,500	8,896	7,500	9,156
Unamortized discount	(5,046)		(5,223)

	902,454		902,277

Revolving credit facility and commercial paper	30,000	30,000	150,000	150,000

Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Fixed-rate bonds:
5.25% 2003 Series D, due 2038	20,000	20,103	20,000	20,277
5.00% 2004 Series B, due 2033	—	—	31,200	31,223
4.85% 2005 Series A, due 2035	100,000	100,629	100,000	100,071
4.75% 2006 Series A, due 2036	24,855	25,005	24,855	25,399
Unamortized discount	(1,645)		(1,943)

	343,210		374,112

Centuri secured revolving credit and term loan facility	234,598	235,542	199,267	200,341
Centuri other debt obligations	31,471	31,749	31,128	31,127

	1,541,733		1,656,784
Less: current maturities	(20,050)		(19,192)

Long-term debt, less current maturities	$1,521,683		$1,637,592

In March 2015, the Company amended its $300 million credit facility. The facility was previously scheduled to expire in March 2019 and was extended to March 2020. The Company will continue to use $150 million of the facility as long-term debt and the remaining $150 million for working capital purposes. Interest rates for the credit facility are calculated at either the London Interbank Offered Rate (“LIBOR”) or an “alternate base rate,” plus in each case an applicable margin that is determined based on the Company’s senior unsecured debt rating. At June 30, 2015, the applicable margin is 1% for loans bearing interest with reference to LIBOR and 0% for loans bearing interest with reference to the alternative base rate. At June 30, 2015, $5 million was outstanding on the credit facility and $25 million was outstanding on the commercial paper program.

In May 2015, the Company redeemed at par the $31.2 million 5.00% 2004 Series B IDRBs originally due in 2033. The Company facilitated the redemption primarily from cash on hand and borrowings under its $300 million credit facility.

Centuri has a $300 million secured revolving credit and term loan facility that is scheduled to expire in October 2019. At June 30, 2015, $235 million in borrowings were outstanding on the Centuri facility. Centuri assets securing the facility at June 30, 2015 totaled $492 million.

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

Note 7 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income

The table below provides details of activity in equity and the redeemable noncontrolling interest during the six months ended June 30, 2015.

	Southwest Gas Corporation Equity
				Accumulated				Redeemable
			Additional	Other		Non-		Noncontrolling
	Common Stock		Paid-in	Comprehensive	Retained	controlling		Interest
(In thousands, except per share amounts)	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total	(Temporary Equity)
DECEMBER 31, 2014	46,523	$48,153	$851,381	$(50,175)	$639,164	$(2,257)	$1,486,266	$20,042
Common stock issuances	519	519	22,241				22,760
Net income (loss)					76,932	58	76,990	(48)
Redemption value adjustments					658		658	(658)
Foreign currency exchange translation adj.				(1,028)			(1,028)	(35)
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				1,416			1,416
Amounts reclassified to net income,net of tax (FSIRS)				1,037			1,037
Dividends declared
Common: $0.81 per share					(38,466)		(38,466)

JUNE 30, 2015	47,042	$48,672	$873,622	$(48,750)	$678,288	$(2,199)	$1,549,633	$19,301

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

Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss) (Thousands of dollars)
	Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Amortization of prior service cost	$334	$(126)	$208	$88	$(33)	$55
Amortization of net actuarial (gain)/loss	8,595	(3,267)	5,328	5,914	(2,248)	3,666
Regulatory adjustment	(7,787)	2,959	(4,828)	(5,177)	1,967	(3,210)

Pension plans other comprehensive income (loss)	1,142	(434)	708	825	(314)	511

FSIRS (designated hedging activities):
Amounts reclassifed into net income	836	(318)	518	837	(318)	519

FSIRS other comprehensive income	836	(318)	518	837	(318)	519

Foreign currency translation adjustments:
Translation adjustments	209	—	209	—	—	—

Foreign currency other comprehensive income (loss)	209	—	209	—	—	—

Total other comprehensive income (loss)	$2,187	$(752)	$1,435	$1,662	$(632)	$1,030

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$667	$(253)	$414	$177	$(67)	$110
Amortization of net actuarial (gain)/loss	17,191	(6,533)	10,658	11,828	(4,495)	7,333
Regulatory adjustment	(15,574)	5,918	(9,656)	(10,355)	3,935	(6,420)

Pension plans other comprehensive income (loss)	2,284	(868)	1,416	1, 650	(627)	1,023

FSIRS (designated hedging activities):
Amounts reclassifed into net income	1,672	(635)	1,037	1,673	(636)	1,037

FSIRS other comprehensive income	1,672	(635)	1,037	1,673	(636)	1,037

Foreign currency translation adjustments:
Translation adjustments	(1,063)	—	(1,063)	—	—	—

Foreign currency other comprehensive income (loss)	(1,063)	—	(1,063)	—	—	—

Total other comprehensive income (loss)	$2,893	$(1,503)	$1,390	$3,323	$(1,263)	$2,060

	Twelve Months Ended June 30, 2015			Twelve Months Ended June 30, 2014
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$(173,646)	$65,985	$(107,661)	$100,345	$(38,131)	$62,214
Amortization of prior service cost	845	(321)	524	355	(134)	221
Amortization of net actuarial (gain)/loss	29,019	(11,027)	17,992	28,915	(10,988)	17,927
Prior service cost	(6,661)	2,531	(4,130)	—	—	—
Regulatory adjustment	135,089	(51,334)	83,755	(118,817)	45,150	(73,667)

Pension plans other comprehensive income (loss)	(15,354)	5,834	(9,520)	10,798	(4,103)	6,695

FSIRS (designated hedging activities):
Amounts reclassifed into net income	3,344	(1,271)	2,073	3,345	(1,271)	2,074

FSIRS other comprehensive income (loss)	3,344	(1,271)	2,073	3,345	(1,271)	2,074

Foreign currency translation adjustments:
Translation adjustments	(1,722)	—	(1,722)	—	—	—

Foreign currency other comprehensive income (loss)	(1,722)	—	(1,722)	—	—	—

Total other comprehensive income (loss)	$(13,732)	$4,563	$(9,169)	$14,143	$(5,374)	$8,769

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

Approximately $2.1 million of realized losses (net of tax) related to the FSIRS, reported in Accumulated other comprehensive income (“AOCI”) at June 30, 2015, will be reclassified into interest expense within the next 12 months, as the related interest payments on long-term debt occur.

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets:

AOCI - Rollforward (Thousands of dollars)
	Defined Benefit Plans			FSIRS			Foreign Currency Items
	Before- Tax	Tax (Expense) Benefit	After- Tax	Before- Tax	Tax (Expense) Benefit	After- Tax	Before- Tax	Tax (Expense) Benefit	After- Tax	AOCI
Beginning Balance AOCI December 31, 2014	$(57,211)	$21,740	$(35,471)	$(22,688)	$8,621	$(14,067)	$(637)	$—	$(637)	$(50,175)

Translation adjustments	—	—	—	—	—	—	(1,063)	—	(1,063)	(1,063)

Other comprehensive income before reclassifications	—	—	—	—	—	—	(1,063)	—	(1,063)	(1,063)
FSIRS amounts reclassified from AOCI (1)	—	—	—	1,672	(635)	1,037	—	—	—	1,037
Amortization of prior service cost (2)	667	(253)	414	—	—	—	—	—	—	414
Amortization of net actuarial loss (2)	17,191	(6,533)	10,658	—	—	—	—	—	—	10,658
Regulatory adjustment (3)	(15,574)	5,918	(9,656)	—	—	—	—	—	—	(9,656)

Net current period other comprehensive income (loss)	2,284	(868)	1,416	1,672	(635)	1,037	(1,063)	—	(1,063)	1,390
Less: Translation adjustment attributable to redeemable noncontrolling interest	—	—	—	—	—	—	(35)	—	(35)	(35)

Net current period other comprehensive income (loss) attributable to Southwest Gas Corporation	2,284	(868)	1,416	1,672	(635)	1,037	(1,028)	—	(1,028)	1,425

Ending Balance AOCI June 30, 2015	$(54,927)	$20,872	$(34,055)	$(21,016)	$7,986	$(13,030)	$(1,665)	$—	$(1,665)	$(48,750)

(1)	The FSIRS reclassification amounts are included in the Net interest deductions line item on the Condensed Consolidated Statements of Income.
(2)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).
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

The following table represents amounts (before income tax impacts) associated with defined benefit plans and included in AOCI (in the table above), that have not yet been recognized in net periodic benefit cost:

Amounts Recognized in AOCI (Before Tax) (Thousands of dollars)
	June 30, 2015	December 31, 2014
Net actuarial (loss) gain	$(421,940)	$(439,131)
Prior service cost	(7,706)	(8,373)
Less: amount recognized in regulatory assets	374,719	390,293

Recognized in AOCI	$(54,927)	$(57,211)

Note 8 – Acquisition of Construction Services Businesses

In October 2014, the Company, through its subsidiaries, completed the acquisition of three privately held, affiliated construction businesses. See the Company’s 2014 Form 10-K for additional information about this acquisition.

Assets acquired and liabilities assumed in the transaction were recorded, generally, at their acquisition date fair values. Transaction costs associated with the acquisition were expensed as incurred. The Company’s allocation of the purchase price was based on an evaluation of the appropriate fair values and represented management’s best estimate based on available data (including market data, data regarding customers of the acquired businesses, terms of acquisition-related agreements, analysis of historical and projected results, and other types of data). The analysis included the impacts of differences between Accounting Standards for Private Enterprises in Canada and U. S. GAAP applicable to public companies, as well as consideration of types of intangibles that were acquired, including non-competition agreements, customer relationships, trade names, and work backlog. While refinements were made to the estimated fair values of assets acquired and liabilities assumed during the first quarter of 2015, no adjustments were made to the acquisition-date values during the second quarter of 2015. The final purchase accounting has not yet been completed. Further refinement could occur; however, no material changes are expected. The revised preliminary estimated fair values of assets acquired and liabilities assumed as of October 1, 2014, are as follows (in millions of dollars):

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

Revised Acquisition Date
Cash, cash equivalents, and restricted cash	$3
Contracts receivable and other receivables	62
Property, plant and equipment	17
Other assets	15
Intangible assets	52
Goodwill	131

Total assets acquired	280
Current liabilities	40
Deferred income tax - long-term	17
Other long-term liabilities	4

Net assets acquired	$219

The Company incurred and expensed acquisition costs of $5 million for the twelve months ended June 30, 2015. No acquisition costs were incurred during the six months ended June 30, 2015.

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

Note 9 – Construction Services Redeemable Noncontrolling Interest

At the close of the acquisition discussed above, previous owners of the acquired companies retained an approximate 10% equity interest in the Canadian businesses that were acquired. The agreement, associated with the approximate 10% equity interest of the sellers, provides special dividend rights which entitle the sellers, as holders, to dividends equal to 3.4% of dividends paid at the level of Centuri and subject to certain conditions, such interests may become exchangeable for a 3.4% equity interest in Centuri. In June 2015, the previous owners notified Centuri of their intent to exchange their full equity interest in the Canadian businesses for an equity interest in Centuri, in accordance with the agreement. The exchange is anticipated to be completed in the third quarter of 2015. Additionally, the previous owners may exit their investment retained by requiring the purchase of a portion of their interest commencing October 2016 and in incremental amounts each anniversary date thereafter. The shares subject to the election cumulate (if earlier elections are not made) such that 100% of their interest retained is subject to the election after September 2021.

The Company has determined that this noncontrolling interest is a redeemable noncontrolling interest and, in accordance with SEC guidance, is classified as mezzanine equity (temporary equity) in the Consolidated Balance Sheets. Significant changes in the value of the redeemable noncontrolling interest are recognized as they occur, and the carrying value is adjusted as necessary at each reporting date. The adjustment to the redemption value in 2015 impacted retained earnings, but did not impact net income.

Redeemable Noncontrolling Interest
(Thousands of dollars):
Balance, December 31, 2014	$20,042
Net income (loss) attributable to redeemable noncontrolling interest	(48)
Foreign currency exchange translation adjustment	(35)
Adjustment to redemption value	(658)

Balance, June 30, 2015	$19,301

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

The redemption value of the redeemable noncontrolling interest is based on a Monte Carlo simulation method. First, a market approach was utilized to determine a construction services enterprise value as of the acquisition date. Potential guideline publicly-traded companies were identified by using a selection criteria, including actively traded equities, their financial solvency, and other factors. Once the guideline companies were determined, enterprise value was calculated using a weighted approach of projected earnings before interest expense and taxes (“EBIT”) and earnings before interest expense, taxes, and depreciation and amortization expense (“EBITDA”). After an estimated fair value was determined, a Monte Carlo simulation was used to assign a value to the noncontrolling interest of the sellers. Other assumptions used in this analysis included dividends, probability of events, and a discount due to lack of control (the sellers do not influence operations). This method is employed no less frequently than annually. Each quarter, market changes in the guideline companies are considered and the weighted approach to projected EBIT and EBITDA, in relation to the guideline companies, is re-evaluated to determine if value changes are necessary at each quarterly reporting date.

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

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

As of June 30, 2015, Southwest had 1,938,000 residential, commercial, industrial, and other natural gas customers, of which 1,036,000 customers were located in Arizona, 713,000 in Nevada, and 189,000 in California. Residential and commercial customers represented over 99% of the total customer base. During the twelve months ended June 30, 2015, 55% of operating margin was earned in Arizona, 34% in Nevada, and 11% in California. During this same period, Southwest earned 85% of its operating margin from residential and small commercial customers, 4% from other sales customers, and 11% from transportation customers. These general patterns are expected to remain materially consistent for the foreseeable future.

Southwest recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Operating margin is the measure of gas operating revenues less the net cost of gas sold. Management uses operating margin as a main benchmark in comparing operating results from period to period. The principal factors affecting changes in operating margin are general rate relief (including impacts of infrastructure trackers) and customer growth. All of Southwest’s service territories have decoupled rate structures, which are designed to eliminate the direct link between volumetric sales and revenue, thereby mitigating the impacts of weather variability and conservation on margin, allowing the Company to aggressively pursue energy efficiency initiatives.

Centuri Construction Co. (“Centuri” or the “construction services” segment), a wholly owned subsidiary, is a full-service underground piping contractor that primarily provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems, and develops industrial construction solutions. Centuri operates in 20 major markets in the United States (primarily under the NPL name) and in 2 major markets in Canada (under the Link-Line and W.S. Nicholls names). Construction activity is cyclical and can be significantly impacted by changes in weather, general and local economic conditions (including the housing market), interest rates, employment levels, job growth, the equipment resale market, pipe replacement programs of utilities, and local and federal regulation (including tax rates and incentives). During the past few years, utilities have implemented or modified pipeline integrity management programs to enhance safety pursuant to federal and state mandates. These programs, coupled with recent bonus depreciation tax deduction incentives, have resulted in a significant increase in multi-year pipeline replacement projects throughout the U.S. Generally, revenues are lowest during the first quarter of the year due to less favorable winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. This is expected in both the U.S. and Canadian markets. In certain circumstances, such as with large bid contracts (especially those of a longer duration), or unit-price contracts with revenue caps, results may be impacted by differences between costs incurred and those anticipated when the work was originally bid.

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as MD&A included in the 2014 Annual Report to Shareholders, which is incorporated by reference into the 2014 Form 10-K, and the first quarter 2015 Form 10-Q.

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

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

Summary Operating Results

	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2015	2014	2015	2014	2015	2014
	(In thousands, except per share amounts)
Contribution to net income (loss)
Natural gas operations	$(657)	$1,798	$78,264	$74,397	$120,739	$117,310
Construction services	5,606	7,829	(1,332)	6,013	16,909	17,539

Net income	$4,949	$9,627	$76,932	$80,410	$137,648	$134,849

Average number of common shares outstanding	46,869	46,502	46,741	46,471	46,628	46,407

Basic earnings per share
Consolidated	$0.11	$0.21	$1.65	$1.73	$2.95	$2.91

Natural Gas Operations Operating margin	$177,628	$173,494	$476,981	$468,610	$885,102	$870,290

2nd Quarter 2015 Overview

Natural gas operations highlights include the following:

•	Operating margin increased $4 million, or 2%, compared to the prior-year quarter

•	Operating expenses increased $5.6 million, or 3%, compared to the prior-year quarter

•	Net financing costs decreased $1.3 million compared to the prior-year quarter

•	Redemption of the $31.2 million 5.00% 2004 Series B IDRBs (originally due in 2033)

Construction services highlights include the following:

•	Revenues increased $70.3 million, or 39%, compared to the prior-year quarter

•	Construction expenses increased $68.2 million, or 43%, compared to the prior-year quarter

•	Net interest deductions increased $1.7 million due to acquisition-related debt

Customer Growth. Southwest completed 22,000 first-time meter sets, but realized 28,000 net new customers over the last twelve months, an increase of 1.5%. The incremental additions reflect a return to service of customer meters on previously vacant homes. Southwest projects customer growth of about 1.5% for the full year 2015.

Company-Owned Life Insurance (“COLI”). Southwest has life insurance policies on members of management and other key employees to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The COLI policies have a combined net death benefit value of approximately $240 million at June 30, 2015. The net cash surrender value of these policies (which is the cash amount that would be received if Southwest voluntarily terminated the policies) is approximately $101 million at June 30, 2015 and is included in the caption “Other property and investments” on the balance sheet. The Company currently intends to hold the COLI policies for their duration. Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender value components of COLI policies as they progress toward the ultimate death benefits are also recorded without tax consequences. Cash

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, generally the cash surrender value (but not the net death benefit) moves up and down consistent with the movements in the broader stock and bond markets. As indicated in Note 1 of the Notes to Consolidated Financial Statements, changes in cash surrender values of COLI policies (including incremental death benefits) were $1.3 million in the first six months of 2015 and $3.4 million in the twelve months ended June 30, 2015. Management currently expects average returns of $3 million to $5 million annually on the COLI policies, excluding any net death benefits recognized.

Liquidity. Southwest believes its liquidity position is sufficient. Southwest has a $300 million credit facility maturing in March 2020. The facility is provided through a consortium of eight major banking institutions. The maximum amount outstanding on the credit facility (including a commercial paper program) during the second quarter of 2015 was $56 million. In May 2015, the Company redeemed the $31.2 million 5.00% 2004 Series B IDRBs using cash on hand and the credit facility to fund the redemption. At June 30, 2015, $30 million was outstanding on the long-term portion of the credit facility (including $25 million under the commercial paper program). No borrowings were outstanding on the short-term portion of the credit facility. Southwest has no significant debt maturities prior to 2017.

Construction Services has a $300 million secured revolving credit and term loan facility maturing in October 2019. The facility is provided through a consortium of six banking institutions and consists of a $150 million term loan and a revolving line of credit of $150 million. The maximum amount outstanding on the credit facility during the second quarter of 2015 was $276 million. At June 30, 2015, there was approximately $34 million, net of letters of credit, available under the line of credit, and $65 million in available capacity overall.

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended June 30,
	2015	2014
	(Thousands of dollars)
Gas operating revenues	$286,643	$271,479
Net cost of gas sold	109,015	97,985

Operating margin	177,628	173,494
Operations and maintenance expense	99,344	97,620
Depreciation and amortization	52,912	50,524
Taxes other than income taxes	12,414	10,965

Operating income	12,958	14,385
Other income (deductions)	312	2,848
Net interest deductions	15,749	17,059

Income (loss) before income taxes	(2,479)	174
Income tax expense (benefit)	(1,822)	(1,624)

Contribution to consolidated net income (loss)	$(657)	$1,798

The contribution to consolidated net income from natural gas operations decreased $2.5 million in the second quarter of 2015 compared to the second quarter of 2014. The decline was primarily due to an increase in operating expenses and a decrease in other income, partially offset by an increase in operating margin and a decrease in net interest deductions.

Operating margin increased $4 million between quarters. New customers contributed $2 million in operating margin during the second quarter of 2015, as approximately 28,000 net new customers were added during the last twelve months. A combined $1 million of rate relief in the California jurisdiction and Paiute Pipeline Company (see Rates and Regulatory Proceedings) contributed to the increase. The remaining increase of $1 million in operating margin was associated with customers outside the decoupling mechanisms and higher other miscellaneous revenues.

Operations and maintenance expense increased $1.7 million, or 2% between quarters. General cost increases and higher pension expense during the current quarter were partially offset by approximately $500,000 in rent expense in the prior-year quarter associated with a portion of the corporate headquarters complex that the Company subsequently purchased in July 2014.

Depreciation and amortization expense increased $2.4 million, or 5% between quarters. Average gas plant in service for the current quarter increased $279 million, or 5%, compared to the corresponding quarter a year ago. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business. Lower depreciation rates in California were offset by increased amortization associated with California energy efficiency programs and Nevada Gas Infrastructure Replacement (“GIR”) programs.

Taxes other than income taxes increased $1.4 million between quarters primarily due to higher property taxes in Arizona.

Other income, which principally includes returns on COLI policies and non-utility expenses, decreased $2.5 million between quarters. The current quarter reflects no recognized COLI-related income, while the prior-year quarter included $2.3 million in COLI-related income, which exceeded management expectations.

Net interest deductions decreased $1.3 million between quarters. The decrease primarily resulted from the redemptions of $65 million 5.25% 2004 Series A IDRBs in November 2014 and $31.2 million 5.00% 2004 Series B IDRBs in May 2015. In addition, interest expense on variable rate IDRBs was lower in the current period compared to the same period of the prior year.

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

Six-Month Analysis

	Six Months Ended June 30,
	2015	2014
	(Thousands of dollars)
Gas operating revenues	$839,758	$757,972
Net cost of gas sold	362,777	289,362

Operating margin	476,981	468,610
Operations and maintenance expense	194,854	200,028
Depreciation and amortization	106,587	102,007
Taxes other than income taxes	25,411	22,421

Operating income	150,129	144,154
Other income (deductions)	2,914	4,460
Net interest deductions	31,845	34,286

Income before income taxes	121,198	114,328
Income tax expense	42,934	39,931

Contribution to consolidated net income	$78,264	$74,397

The contribution to consolidated net income from natural gas operations increased $3.9 million in the first six months of 2015 compared to the first six months of 2014. The improvement was primarily due to an increase in operating margin and a decrease in net interest deductions, partially offset by an increase in operating expenses and a decrease in other income.

Operating margin increased $8 million between the six-month periods. New customers contributed $5 million in operating margin during the first six months of 2015. A combined $3 million of rate relief in the California jurisdiction and Paiute Pipeline Company (see Rates and Regulatory Proceedings) also contributed to the increase.

Operations and maintenance expense decreased $5.2 million between periods. Legal expenses in the prior-year period were approximately $5.3 million higher than the current-year period primarily due to a $5 million legal accrual in the first quarter of 2014. The prior-year period also included approximately $1.1 million in rent expense associated with a portion of the corporate headquarters complex that the Company subsequently purchased in July 2014. Partially offsetting these decreases were general cost increases and higher pension expense during the current six-month period.

Depreciation and amortization expense increased $4.6 million, or 4% between periods. Average gas plant in service for the current period increased $282 million, or 5%, compared to the corresponding period a year ago. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business. Increases in depreciation from these plant additions were partially offset by lower depreciation rates in California.

Taxes other than income taxes increased $3 million between periods primarily due to higher property taxes in Arizona.

Other income decreased $1.5 million between periods. The current period reflects COLI policy cash surrender value increases of $1.3 million, while the prior-year period included $3.2 million in COLI-related income.

Net interest deductions decreased $2.4 million between periods. The decrease primarily resulted from the redemptions of $65 million 5.25% 2004 Series A IDRBs in November 2014 and $31.2 million 5.00% 2004 Series B IDRBs in May 2015. In addition, interest expense on variable rate IDRBs was lower in the current period compared to the same period of the prior year.

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

Twelve-Month Analysis

	Twelve Months Ended June 30,
	2015	2014
	(Thousands of dollars)
Gas operating revenues	$1,463,873	$1,325,657
Net cost of gas sold	578,771	455,367

Operating margin	885,102	870,290
Operations and maintenance expense	378,558	392,920
Depreciation and amortization	208,724	199,790
Taxes other than income taxes	50,242	45,104

Operating income	247,578	232,476
Other income (deductions)	5,619	11,210
Net interest deductions	65,858	66,277

Income before income taxes	187,339	177,409
Income tax expense	66,600	60,099

Contribution to consolidated net income	$120,739	$117,310

Contribution to consolidated net income from natural gas operations increased by $3.4 million between the twelve-month periods of 2015 and 2014. The improvement was primarily due to an increase in operating margin, partially offset by a decrease in other income.

Operating margin increased $15 million between periods including a combined $9 million of rate relief in the California jurisdiction and Paiute Pipeline Company (see Rates and Regulatory Proceedings). Customer growth provided $8 million of the increase. Operating margin associated with customers outside the decoupling mechanisms and other miscellaneous revenues declined by $2 million.

Operations and maintenance expense decreased $14.4 million, or 4%, between periods. Legal expenses in the prior-year period (including a $5 million legal accrual in the first quarter of 2014) were $5.6 million higher than the current-year period. Rent expense associated with the corporate headquarters complex declined $2.2 million between periods. General cost increases in the current period were more than offset by reductions in other costs including impacts of lower employee counts.

Depreciation and amortization expense increased $8.9 million, or 4%. Average gas plant in service for the current period increased $297 million, or 6%, as compared to the prior period. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business. Increases in depreciation from these plant additions were partially offset by depreciation rate decreases resulting from the most recent California general rate case decision.

Taxes other than income taxes increased $5.1 million between periods primarily due to higher property taxes in Arizona and Nevada, principally related to net plant additions.

Other income decreased $5.6 million between the twelve-month periods of 2015 and 2014. The current period reflects $3.4 million of income associated with COLI policy cash surrender value increases, while the prior-year period included $10 million of COLI-related income. Interest income increased approximately $900,000 between periods primarily due to changes in over- and under-collected PGA balances (see PGA Filings for more information).

Net interest deductions decreased $419,000 between periods. The decrease primarily resulted from the redemptions of $65 million 5.25% 2004 Series A IDRBs in November 2014 and $31.2 million 5.00% 2004 Series B IDRBs in May 2015. The decrease was substantially offset by an increase in interest deductions due to the issuance of $250 million of long-term debt in the fourth quarter of 2013.

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

Results of Construction Services

Results of Construction Services

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2015	2014	2015	2014	2015	2014
(Thousands of dollars)
Construction revenues	$251,961	$181,674	$433,066	$303,577	$869,109	$661,595
Operating expenses:
Construction expenses	225,829	157,642	400,757	270,841	777,773	588,737
Depreciation and amortization	14,043	11,662	27,835	23,070	53,648	44,601

Operating income	12,089	12,370	4,474	9,666	37,688	28,257
Other income (deductions)	(150)	15	(480)	15	(553)	44
Net interest deductions	1,968	246	3,849	538	7,081	1,079

Income before income taxes	9,971	12,139	145	9,143	30,054	27,222
Income tax expense (benefit)	4,251	4,310	1,467	3,216	13,027	10,076

Net income (loss)	5,720	7,829	(1,322)	5,927	17,027	17,146
Net income (loss) attributable to noncontrolling interests	114	—	10	(86)	118	(393)

Contribution to consolidated net income (loss) attributable to Centuri	$5,606	$7,829	$(1,332)	$6,013	$16,909	$17,539

In October 2014, construction services operations were expanded by the acquisition of the Link-Line group of companies. Line items in the tables above reflect the results of the acquired companies only since the acquisition date.

Quarterly Analysis. Contribution to consolidated net income for the current quarter decreased $2.2 million compared to the same period of 2014. The decline was primarily due to increases in depreciation and amortization, and higher interest expense. An increase in construction revenues less construction expenses (gross profit) partially offset the decrease.

Revenues increased $70.3 million, or 39%, when compared to the second quarter of 2014, due to revenues of the recently acquired companies ($37.9 million) and additional pipe replacement work at NPL. Construction expenses increased $68.2 million, or 43%, between quarters, primarily due to costs associated with operations of the acquired companies ($38.2 million) and the additional pipe replacement work noted above.

During the first quarter of 2015, construction expenses were impacted by a loss reserve of $5.6 million recorded on an industrial construction project in Canada. In the second quarter of 2015, the loss reserve was increased by $2 million for a total of $7.6 million. Delays in delivery of critical equipment to the job site resulted in production inefficiencies and an increase in total project costs. The second quarter was also impacted by items necessary to be completed or corrected after initial construction (punch list) which continued to be addressed, and by change order adjustments. Work commenced on this project in March 2015 and is substantially complete. Other change orders previously submitted are being negotiated which may reduce the estimated loss reserve in future periods. In situations where losses on a project are possible, accounting rules and adopted policies require that future costs to complete the project be estimated and recognized currently, but potential incremental revenue to cover such costs is recognized only if and when change orders are formally approved. The final net profit or loss on this project may not be known until the third quarter of 2015 or later.

Gains on sale of equipment (reflected as an offset to construction expenses) were $1 million and $1.7 million for the second quarters of 2015 and 2014, respectively. Depreciation and amortization expense increased $2.4 million between quarters due to amortization of finite-lived intangible assets recognized from the acquisition ($1.4 million) and additional equipment purchases to support the growth in the volume of work being performed.

Net interest deductions were $2 million in the second quarter of 2015 compared to $246,000 in the second quarter of 2014. The increase was due primarily to interest expense and amortization of debt issuance costs associated with the $300 million secured revolving credit and term loan facility entered into coincident with the acquisition of the businesses indicated earlier.

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

Six-Month Analysis. Contribution to consolidated net income for the current six-month period decreased $7.3 million compared to the same period of 2014. The decline was primarily due to increases in depreciation and amortization, higher interest expense, and the $7.6 million loss reserve recorded on a construction project disclosed in the Quarterly Analysis above.

Revenues increased $129.5 million, or 43%, when compared to the first six months of 2014, due in large part to revenues of the recently acquired companies ($80.2 million) and additional pipe replacement work at NPL. Construction expenses increased $130 million, or 48%, between periods, primarily due to the operations associated with the acquired companies ($87.2 million) and the additional pipe replacement work noted above. During the current period, construction expenses included a loss reserve of $7.6 million recorded on the construction project discussed in the Quarterly Analysis. Gains on sale of equipment (reflected as an offset to construction expenses) were $2.6 million and $4.1 million for the first six months of 2015 and 2014, respectively. Depreciation and amortization expense increased $4.8 million between periods due to amortization of finite-lived intangible assets ($2.7 million) and additional equipment purchases to support the growth in the volume of work being performed.

Net interest deductions were $3.8 million in the first six months of 2015 compared to $538,000 in the first six months of 2014. The increase was due primarily to interest expense and amortization of debt issuance costs associated with the $300 million secured revolving credit and term loan facility entered into coincident with the acquisition.

Twelve-Month Analysis. Contribution to consolidated net income from construction services for the twelve-month period ended June 30, 2015 declined $630,000 compared to the same period of 2014. The decrease was primarily due to increases in depreciation and amortization, and interest expense. An increase in construction revenues less construction expenses (gross profit) substantially offset the decrease.

Revenues increased $207.5 million, or 31%, primarily due to additional pipe replacement work in the current period and the inclusion of revenues of the acquired companies ($134.5 million) beginning in the fourth quarter of 2014. Construction expenses increased $189 million, or 32%, due to additional pipe replacement work at NPL during the twelve months ended June 30, 2015 and construction costs associated with the acquired companies ($136.6 million). During the current period, construction expenses included a loss reserve of $7.6 million recorded on the construction project discussed in the Quarterly Analysis. General and administrative expense (included in construction expenses) increased $15.3 million including $8.3 million from the recently acquired companies and acquisition costs ($5 million). Offsetting these increases was approximately $4 million in the prior period associated with a legal settlement. Gains on sale of equipment (reflected as an offset to construction expenses) were $4.6 million and $6 million for the twelve month periods of 2015 and 2014, respectively. Depreciation and amortization expense increased $9 million between the current and prior-year periods due to the amortization on finite-lived intangible assets recognized from the acquisition ($4.3 million) and additional equipment purchased to support growth in the volume of work being performed.

Net interest deductions were $7.1 million for the twelve-month period ended June 30, 2015 compared to $1.1 million for the corresponding period in 2014. The increase was due in large part to interest expense and amortization of debt issuance costs associated with the $300 million secured revolving credit and term loan facility entered into coincident with the recent acquisition.

During the past several years, the construction services segment has focused its efforts on obtaining pipe replacement work under both blanket contracts and incremental bid projects. For the twelve months ended June 30, 2015 and 2014, revenues from replacement work were 65% and 70%, respectively, of total revenues. Governmental-mandated pipeline safety-related programs have resulted in many utilities undertaking multi-year distribution pipe replacement projects. Centuri continues to successfully bid on pipe replacement projects throughout the United States and Canada.

Rates and Regulatory Proceedings

Customer-Owned Yardline (“COYL”) Program. The Company received approval, in connection with its most recent Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for approximately 100,000 Arizona customers whose meters are set off from the customer’s home, which is not a traditional configuration. Customers with this configuration are responsible for the cost of maintaining these lines and are subject to the immediate cessation of natural gas service if low-pressure leaks occur. To facilitate this program, the Company was authorized to collect estimated leak survey

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

costs in rates commencing in 2012. As a result of the leak survey and replacement efforts to date, the Company has determined that there are approximately 88,000 remaining active COYL customers in Southwest’s Arizona service territory. Effective June 2013, the Arizona Corporation Commission (“ACC”) authorized a surcharge to recover the costs of depreciation and pre-tax return the Company would have received if the additional pipe replacement costs themselves had been included in rate base concurrent with the most recent Arizona general rate case. The surcharge is revised annually as the program progresses, with the undepreciated plant balance to be incorporated in rate base at the time of the next Arizona general rate case. In January 2014, the Company received approval to add a “Phase II” component to the COYL program to include the replacement of non-leaking COYLs, which was subsequently revised effective June 2014. Resources continue to be focused on contacting customers within replacement project areas to participate in the Phase II meter relocation. In February 2015, the Company filed to increase the surcharge revenue from $1.5 million to $2.5 million to reflect additional costs incurred for both Phase I and Phase II. This request was based on total amounts spent to date of $16 million, $6.3 million of which was incurred during 2014. In May 2015, the ACC issued a decision approving the surcharge application, effective in June 2015.

Proposed LNG (“Liquefied Natural Gas”) Facility. In January 2014, Southwest filed an application with the ACC seeking preapproval to construct, operate and maintain a 233,000 dekatherm LNG facility in southern Arizona and to recover the actual costs, including the establishment of a regulatory asset. This facility is intended to enhance service reliability and flexibility in natural gas deliveries in the southern Arizona area by providing a local storage option, operated by Southwest and connected directly to its distribution system. Southwest requested approval of the actual cost of the project (including those facilities necessary to connect the proposed storage tank to Southwest’s existing distribution system) not to exceed $55 million. In December 2014, Southwest received an order from the ACC (“Order”) granting pre-approval of Southwest’s application to construct the LNG facility and the deferral of costs, up to $50 million. The authorization to defer costs expires November 1, 2017 (from which point, expenditures incurred would not be eligible for deferral) and also requires any unquantified cost savings to be deferred. These deferred costs and benefits will be evaluated in a future rate proceeding. Any gas costs incurred that are not related to the initial construction and placement of the facility are to be recovered through the PGA mechanism. Construction progress reports are required every six months until completion, beginning twelve months following the issuance of the decision. Completion of the siting requirements for flammable vapor dispersion is also a condition of approval for the facility. Construction is expected to be completed by year-end 2017.

Infrastructure Replacement Mechanisms. In January 2014, the Public Utilities Commission of Nevada (“PUCN”) approved final rules for a mechanism to defer and recover certain costs associated with accelerated replacement of non-revenue producing infrastructure. The regulations provide for the establishment of regulatory assets that recover the depreciation expense and authorized pre-tax rate of return of infrastructure replacement investments between rate cases, which also allows Southwest to develop rates to recover the associated amounts in a future general rate case proceeding, at which time the plant will be “rolled into” rate base. Southwest made a filing in May 2014, referred to as a Gas Infrastructure Replacement (“GIR”) Advance Application, identifying early vintage plastic pipe (“EVPP”) and vintage steel pipe (“VSP”) projects for replacement beginning in January 2015. In October 2014, the PUCN approved EVPP replacement expenditures of $14.4 million for 2015. In June 2015, Southwest filed its GIR Advance Application with the PUCN, associated with replacement work at an estimated cost of $64 million, $43.5 million of which are proposed to be allocated to accelerated replacements (subject to the GIR mechanism), resulting in an estimated annualized revenue requirement of $4.6 million. Management currently expects a decision, associated with these projects, during the fourth quarter of 2015. Also during the fourth quarter of 2015, management expects to file a rate application associated with the estimated $14.4 million of projects preapproved in 2014. The rate filing will be based upon projects placed in service by August 2015, with rates anticipated to be made effective in January 2016.

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

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

Elko County Expansion Project. During the second and third quarters of 2013, Paiute notified present and potential shippers of its plans to expand its existing transmission system to provide additional firm transportation-service capacity in the Elko County, Nevada area. This additional capacity is required to meet growing natural gas demands caused by increased residential and business load and the greater energy needs of mining operations in the area. Through the “open season” process, shippers responded with substantial interest. Dependent upon several variables, including the ultimate route of the project, the price of labor and materials, and factors such as environmental impacts, the cost to complete this project has been estimated at approximately $35 million and is targeted to be in service by the end of 2015. In October 2013, Paiute submitted a filing with the FERC requesting that its Staff initiate a pre-filing review of the proposed expansion project; a certificate application for the project was filed in June 2014. In October 2014, the FERC issued a notice of schedule for environmental review for this project. A preliminarily favorable environmental assessment of the proposed project was issued by the FERC in January 2015. In May 2015, the FERC issued an order authorizing a Certificate of Public Convenience and Necessity to Paiute to construct and operate the Elko County Expansion Project, and subsequently provided a formal Notice to Proceed. Construction has begun, as the pipeline corridor is being readied for construction and pipe is beginning to be transported to the site for welding.

PGA Filings

The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. At June 30, 2015, under-collections in Arizona and California resulted in an asset of $3.7 million and over-collections in northern and southern Nevada resulted in a liability of $27.2 million on the Company’s consolidated balance sheet. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on profit margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual consolidated income statement components. These include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).

The following table presents Southwest’s outstanding PGA balances receivable/(payable) (millions of dollars):

	June 30, 2015	December 31, 2014	June 30, 2014
Arizona	$3.5	$48.4	$47.9
Northern Nevada	(5.5)	10.2	3.7
Southern Nevada	(21.7)	20.4	24.5
California	0.2	8.6	4.3

	$(23.5)	$87.6	$80.4

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

Cash Flows

Operating Cash Flows. Cash flows provided by consolidated operating activities increased $136.8 million in the first six months of 2015 as compared to the same period of 2014. The improvement in operating cash flows was primarily attributable to temporary increases in cash flows from working capital components overall (notably the collection of deferred purchased gas costs).

Investing Cash Flows. Cash used in consolidated investing activities increased $21.4 million in the first six months of 2015 as compared to the same period of 2014. The increase was primarily due to additional construction expenditures, including scheduled and accelerated pipe replacement, and equipment purchases by Centuri due to the increased replacement construction work of its customers. In association with the acquisition of construction services businesses, a $9 million working capital adjustment related to a contractual true-up period was made in the

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

first quarter of 2015. In addition, the prior period included cash outflows restricted for the completion of the purchase of the corporate headquarters office complex which was in escrow at June 2014.

Financing Cash Flows. Net cash used in consolidated financing activities increased $91.2 million in the first six months of 2015 as compared to 2014. Repayments of long-term amounts outstanding on Southwest’s revolving credit and commercial paper facility were $120 million and $10 million in the current and prior-year periods, respectively. An additional $5 million was repaid on the short-term portion of Southwest’s revolving credit facility in the current period. Repayment of long-term debt in the first six months of 2015 included the repayment of the $31.2 million 5.00% 2004 Series B IDRBs. The long-term debt issuance amounts and the remaining retirements of long-term debt primarily relate to borrowings and repayments under Centuri’s line of credit. The majority of Centuri’s borrowings during the twelve months ended June 30, 2015 are associated with the acquisition of construction services businesses noted previously. Southwest also issued approximately $21 million in stock under its Equity Shelf Program. See also Note 5 – Common Stock, and the discussion below. Dividends paid increased in the first six months of 2015 as compared to the first six months of 2014 as a result of an increase in the quarterly dividend rate and an increase in the number of shares outstanding.

The capital requirements and resources of the Company generally are determined independently for the natural gas operations and construction services segments. Each business activity is generally responsible for securing its own financing sources.

Gas Segment Construction Expenditures, Debt Maturities, and Financing

During the twelve-month period ended June 30, 2015, construction expenditures for the natural gas operations segment were $378 million. The majority of these expenditures represented costs associated with scheduled and accelerated replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest were $449 million, which provided sufficient funding for construction expenditures and dividend requirements of the natural gas operations segment.

Southwest estimates natural gas segment construction expenditures during the three-year period ending December 31, 2017 will be approximately $1.3 billion. Of this amount, approximately $445 million are expected to be incurred in calendar year 2015. Southwest plans to accelerate projects that improve system flexibility and reliability (including replacement of early vintage plastic and steel pipe). Significant replacement activities are expected to continue during the next several years. During the three-year period, cash flows from operating activities of Southwest are expected to provide approximately 75% of the funding for the gas operations total construction expenditures and dividend requirements. Any additional cash requirements are expected to be provided by existing credit facilities and/or other external financing sources. The timing, types, and amounts of any additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest’s service areas, and earnings. External financings could include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

In May 2015, the Company redeemed at par the $31.2 million 5.00% 2004 Series B IDRBs originally due in 2033. The Company facilitated the redemption primarily from cash on hand and borrowings under its $300 million credit facility.

In March 2015, the Company filed with the SEC a shelf registration statement which includes a prospectus detailing the Company’s plans to sell up to $100 million of the Company’s common stock over a period of time. In March 2015, the Company entered into a Sales Agency Agreement with BNY Mellon Capital Markets, LLC relating to this issuance and sale of shares of the Company’s common stock (“Equity Shelf Program”). Sales of the shares will continue to be made at market prices prevailing at the time of sale. Net proceeds from the sale of shares of common stock under the Equity Shelf Program will be used for general corporate purposes, including the acquisition of property for the construction, completion, extension or improvement of pipeline systems and facilities located in and around the communities Southwest serves.

During the six months ended June 30, 2015, 372,509 shares were issued in at-the-market offerings at an average price of $55.74 per share with gross proceeds of $20.8 million, agent commissions of $208,000, and net proceeds of $20.6 million. See Note 5 – Common Stock for more information.

During the six months ended June 30, 2015, the Company issued approximately 145,000 additional shares of common stock through the Restricted Stock/Unit Plan, the Management Incentive Plan, and the Stock Incentive

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

Plan. The Company raised approximately $537,000 from the issuance of shares of common stock through the Stock Incentive Plan.

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

On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At June 30, 2015, the combined balance in the PGA accounts totaled an over-collection of $23.5 million. See PGA Filings for more information.

The Company has a $300 million revolving credit facility that is scheduled to expire in March 2020. Southwest has designated $150 million of the $300 million facility for long-term borrowing needs and the remaining $150 million for working capital purposes. At June 30, 2015, $30 million was outstanding on the long-term portion of the credit facility (including $25 million under the commercial paper program); there were no borrowings outstanding on the short-term portion. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. This credit facility has been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing.

The Company has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by the Company’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At June 30, 2015, $25 million was outstanding under this program.

Centuri has a $300 million secured revolving credit and term loan facility that is scheduled to expire in October 2019. At June 30, 2015, $235 million was outstanding on the Centuri secured credit facility.

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

The following table sets forth the ratios of earnings to fixed charges for the Company. Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	June 30, 2015	December 31, 2014
Ratio of earnings to fixed charges	3.49	3.58

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and net amortized debt costs.

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “promote”, “seek,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, interest savings, the Company’s COLI strategy, annual COLI returns, replacement market and new construction market, amount and timing for completion of estimated future construction expenditures, including the LNG facility in southern Arizona and the proposed Paiute expansion in Elko County, Nevada, forecasted operating cash flows and results of operations, net earnings impacts from gas infrastructure replacement surcharges, funding sources of cash requirements, sufficiency of working capital and current credit facilities, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue the remaining capacity under the Equity Shelf Program, future dividend increases, earnings trends, the effect of any rate changes or regulatory proceedings, infrastructure replacement mechanisms and the COYL program, statements regarding future gas prices, gas purchase contracts and derivative financial instruments, recoverability of regulatory assets, the impact of certain legal proceedings, the expectation that the tax-basis goodwill assigned to Brigadier will be deductible for tax purposes, and the timing and results of future rate hearings and approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, the ability to recover costs through the PGA mechanisms or other regulatory assets, the effects of regulation/deregulation, the timing and amount of rate relief, changes in rate design, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, changes in construction expenditures and financing, changes in operations and maintenance expenses, accounting changes, future liability claims, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, impacts of structural and management changes at Centuri, Centuri construction expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements and ability to successfully procure new work, the outcome of Centuri construction change orders, acquisitions and management’s plans related thereto, competition, our ability to raise capital in external financings, and the true-up of amounts acquired in connection with the acquisition of construction services businesses, including income taxes and ongoing evaluations in regard to goodwill and other intangible assets. In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing and operating expenses will continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

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

Based on the most recent evaluation, as of June 30, 2015, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2015 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SOUTHWEST GAS CORPORATION June 30, 2015	Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: August 6, 2015

/s/ GREGORY J. PETERSON
Gregory J. Peterson
Vice President/Controller and Chief Accounting Officer