Form 10-Q
period 2015-09-30
SOUTHWEST GAS CORP
filed 2015-11-05
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $1 Par Value, 47,375,398 shares as of October 28, 2015.

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except par value)

(Unaudited)

	SEPTEMBER 30, 2015	DECEMBER 31, 2014
ASSETS
Utility plant:
Gas plant	$5,734,807	$5,556,599
Less: accumulated depreciation	(2,060,402)	(1,973,098)
Acquisition adjustments, net	415	550
Construction work in progress	118,554	74,332

Net utility plant	3,793,374	3,658,383

Other property and investments	319,243	326,743

Restricted cash	—	821

Current assets:
Cash and cash equivalents	32,959	39,566
Accounts receivable, net of allowances	269,058	281,824
Accrued utility revenue	32,200	73,900
Income taxes receivable, net	37,810	21,853
Deferred income taxes, net	291	2,109
Deferred purchased gas costs	815	87,556
Prepaids and other current assets	105,438	99,975

Total current assets	478,571	606,783

Noncurrent assets:
Goodwill	129,884	143,160
Deferred income taxes	1,688	—
Deferred charges and other assets	460,906	478,625

Total noncurrent assets	592,478	621,785

Total assets	$5,183,666	$5,214,515

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized—60,000,000 shares; issued and outstanding—47,375,398 and 46,523,184 shares)	$49,005	$48,153
Additional paid-in capital	894,625	851,381
Accumulated other comprehensive income (loss), net	(48,013)	(50,175)
Retained earnings	654,492	639,164

Total Southwest Gas Corporation equity	1,550,109	1,488,523
Noncontrolling interest	(2,177)	(2,257)

Total equity	1,547,932	1,486,266
Redeemable noncontrolling interest	13,703	20,042
Long-term debt, less current maturities	1,540,364	1,637,592

Total capitalization	3,101,999	3,143,900

Current liabilities:
Current maturities of long-term debt	19,865	19,192
Short-term debt	—	5,000
Accounts payable	129,258	167,988
Customer deposits	72,268	71,546
Income taxes payable	13,643	—
Accrued general taxes	42,249	44,339
Accrued interest	21,730	16,468
Deferred income taxes	7,031	—
Deferred purchased gas costs	44,754	—
Other current liabilities	143,882	145,584

Total current liabilities	494,680	470,117

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	722,718	723,688
Accumulated removal costs	301,000	304,000
Other deferred credits and other long-term liabilities	563,269	572,810

Total deferred income taxes and other credits	1,586,987	1,600,498

Total capitalization and liabilities	$5,183,666	$5,214,515

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Thousands of dollars, except par value)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		TWELVE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014	2015	2014
Operating revenues:
Gas operating revenues	$219,420	$226,027	$1,059,178	$983,999	$1,457,266	$1,356,653
Construction revenues	285,976	206,448	719,042	510,025	948,637	675,728

Total operating revenues	505,396	432,475	1,778,220	1,494,024	2,405,903	2,032,381

Operating expenses:
Net cost of gas sold	64,268	72,987	427,045	362,349	570,052	480,608
Operations and maintenance	100,102	93,389	294,956	293,417	385,271	390,328
Depreciation and amortization	66,476	62,037	200,898	187,114	266,811	247,684
Taxes other than income taxes	11,652	11,835	37,063	34,256	50,059	45,786
Construction expenses	246,755	173,937	647,512	444,778	850,591	595,093

Total operating expenses	489,253	414,185	1,607,474	1,321,914	2,122,784	1,759,499

Operating income	16,143	18,290	170,746	172,110	283,119	272,882

Other income and (expenses):
Net interest deductions	(18,401)	(17,421)	(54,095)	(52,245)	(73,919)	(69,680)
Other income (deductions)	(3,660)	440	(1,226)	4,915	966	9,026

Total other income and (expenses)	(22,061)	(16,981)	(55,321)	(47,330)	(72,953)	(60,654)

Income (loss) before income taxes	(5,918)	1,309	115,425	124,780	210,166	212,228
Income tax expense (benefit)	(1,708)	(618)	42,693	42,529	78,537	72,788

Net income (loss)	(4,210)	1,927	72,732	82,251	131,629	139,440
Net income (loss) attributable to noncontrolling interests	524	(43)	534	(129)	685	(243)

Net income (loss) attributable to Southwest Gas Corporation	$(4,734)	$1,970	$72,198	$82,380	$130,944	$139,683

Basic earnings (loss) per share	$(0.10)	$0.04	$1.54	$1.77	$2.80	$3.01

Diluted earnings (loss) per share	$(0.10)	$0.04	$1.53	$1.76	$2.77	$2.98

Dividends declared per share	$0.405	$0.365	$1.215	$1.095	$1.580	$1.425

Average number of common shares outstanding	47,102	46,513	46,863	46,485	46,777	46,451
Average shares outstanding (assuming dilution)	—	46,966	47,261	46,928	47,194	46,904

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars, except par value)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		TWELVE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014	2015	2014
Net income (loss)	$(4,210)	$1,927	$72,732	$82,251	$131,629	$139,440

Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	—	—	(107,661)	62,214
Amortization of prior service cost	207	55	621	165	676	221
Amortization of net actuarial loss	5,329	3,667	15,987	11,000	19,654	16,297
Prior service cost	—	—	—	—	(4,130)	—
Regulatory adjustment	(4,828)	(3,210)	(14,484)	(9,630)	82,137	(72,176)

Net defined benefit pension plans	708	512	2,124	1,535	(9,324)	6,556

Forward-starting interest rate swaps:
Amounts reclassified into net income	519	518	1,556	1,555	2,074	2,074

Net forward-starting interest rate swaps	519	518	1,556	1,555	2,074	2,074

Foreign currency translation adjustments	(510)	—	(1,573)	—	(2,232)	—

Total other comprehensive income (loss), net of tax	717	1,030	2,107	3,090	(9,482)	8,630

Comprehensive income (loss)	(3,493)	2,957	74,839	85,341	122,147	148,070
Comprehensive income (loss) attributable to noncontrolling interests	504	(43)	479	(129)	608	(243)

Comprehensive income (loss) attributable to Southwest Gas Corporation	$(3,997)	$3,000	$74,360	$85,470	$121,539	$148,313

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30		TWELVE MONTHS ENDED SEPTEMBER 30
	2015	2014	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$72,732	$82,251	$131,629	$139,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200,898	187,114	266,811	247,684
Deferred income taxes	5,961	37,690	32,580	62,625
Changes in current assets and liabilities:
Accounts receivable, net of allowances	6,570	34,679	(31,792)	(29,187)
Accrued utility revenue	41,700	40,700	(200)	(700)
Deferred purchased gas costs	131,495	(60,101)	122,257	(92,535)
Accounts payable	(38,878)	(85,514)	5,137	(3,029)
Accrued taxes	(4,427)	(16,869)	(1,131)	(14,704)
Other current assets and liabilities	8,333	43,650	(11,938)	20,941
Gains on sale	(3,019)	(5,661)	(3,529)	(6,783)
Changes in undistributed stock compensation	2,119	4,612	5,480	6,126
AFUDC	(2,011)	(1,571)	(2,435)	(2,187)
Changes in other assets and deferred charges	(14,423)	(17,420)	(18,735)	(16,685)
Changes in other liabilities and deferred credits	5,348	18,344	2,783	28,569

Net cash provided by operating activities	412,398	261,904	496,917	339,575

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(336,569)	(293,276)	(440,191)	(403,115)
Acquisition of businesses, net of cash acquired	(9,261)	—	(199,758)	—
Restricted cash	785	—	2,018	—
Changes in customer advances	14,300	13,124	21,539	15,694
Miscellaneous inflows	11,593	9,780	13,424	11,838
Miscellaneous outflows	—	—	(1,400)	—

Net cash used in investing activities	(319,152)	(270,372)	(604,368)	(375,583)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	35,419	419	35,405	608
Dividends paid	(55,060)	(49,295)	(72,040)	(64,592)
Issuance of long-term debt, net	123,816	37,719	355,325	285,336
Retirement of long-term debt	(143,325)	(21,528)	(260,952)	(28,272)
Change in credit facility and commercial paper	(53,000)	40,000	47,000	(100,000)
Change in short-term debt	(5,000)	—	—	(33,000)
Principal payments on capital lease obligations	(1,096)	—	(1,530)	—
Other	(504)	(759)	(1,002)	1,240

Net cash provided by (used in) financing activities	(98,750)	6,556	102,206	61,320

Effects of currency translation on cash and cash equivalents	(1,103)	—	(961)	—

Change in cash and cash equivalents	(6,607)	(1,912)	(6,206)	25,312
Cash and cash equivalents at beginning of period	39,566	41,077	39,165	13,853

Cash and cash equivalents at end of period	$32,959	$39,165	$32,959	$39,165

Supplemental information:
Interest paid, net of amounts capitalized	$45,312	$42,695	$68,169	$60,264
Income taxes paid	39,856	14,823	49,280	16,744

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

Note 1 – Nature of Operations and Basis of Presentation

Nature of Operations. Southwest Gas Corporation and its subsidiaries (the “Company”) consist of two segments: natural gas operations (“Southwest” or the “natural gas operations” segment) and construction services. Southwest is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity. Results for the natural gas operations segment are lowest during late spring to early fall and improve during winter periods due to the seasonality incorporated in its regulatory rate structures. Centuri Construction Group, Inc. (“Centuri” or the “construction services” segment), a 96.6% owned subsidiary, is a full-service underground piping contractor that primarily provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems, and industrial construction solutions. Centuri operations are generally conducted under the business names of NPL Construction Co. (“NPL”), Link-Line Contractors Ltd. (“Link-Line”), W.S. Nicholls Construction, Inc. and related companies (“W.S. Nicholls”), and Brigadier Pipelines Inc. (“Brigadier”). Typically, Centuri revenues are lowest during the first quarter of the year due to unfavorable winter weather conditions. Operating revenues typically improve as more favorable weather conditions occur during the summer and fall months.

Basis of Presentation. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2014 Annual Report to Shareholders, which is incorporated by reference into the 2014 Form 10-K, and the first and second quarter 2015 reports on Form 10-Q.

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

Prepaids and other current assets. Prepaids and other current assets includes gas pipe materials and supplies of $25 million at September 30, 2015 and $23 million at December 31, 2014.

Cash and Cash Equivalents. For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and financial instruments with a purchase-date maturity of three months or less. In general, cash and cash equivalents fall within Level 1 (quoted prices for identical financial instruments) of the three-level fair value hierarchy that ranks the inputs, used to measure fair value, by their reliability. However, cash and cash equivalents at September 30, 2015 and December 31, 2014 also include two money market fund investments totaling approximately $250,000 which fall within Level 2 (significant other observable inputs) of the fair value hierarchy, due to the asset valuation methods used by money market funds.

Significant non-cash investing and financing activities for the natural gas operations segment included the following: Upon contract expiration, customer advances of approximately $2.8 million and $7 million, during the first nine months of 2015 and 2014, respectively, were applied as contributions toward utility construction activity and represent non-cash investing activity.

Goodwill. Goodwill is assessed for impairment annually, as required by U.S. GAAP, or otherwise, if circumstances indicate impairment to the carrying value of goodwill. No impairment was recorded in the first nine months of 2015. The acquisition date adjustment shown in the table below was recorded in the first quarter of 2015. No acquisition date adjustments occurred subsequently. The business of Brigadier was acquired via asset purchase.

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

Therefore, goodwill assigned to Brigadier is expected to be deductible for tax purposes, resulting in an after-tax value of $4.9 million. All other goodwill associated with the acquisition is not deductible for tax purposes.

(In thousands of dollars)	Natural Gas Operations	Construction Services	Consolidated
December 31, 2014	$10,095	$133,065	$143,160
Acquisition date adjustment	—	1,380	1,380
Foreign currency translation adjustment	—	(14,656)	(14,656)

September 30, 2015	$10,095	$119,789	$129,884

Intercompany Transactions. Centuri recognizes revenues generated from contracts with Southwest (see Note 3—Segment Information below). Centuri’s accounts receivable for these services are presented in the table below (thousands of dollars):

	September 30, 2015	December 31, 2014
Centuri accounts receivable for services provided to Southwest	$15,972	$9,169

The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with accounting treatment for rate-regulated entities.

Other Property and Investments. Other property and investments includes (millions of dollars):

	September 30, 2015	December 31, 2014
Centuri property and equipment	$419	$405
Centuri accumulated provision for depreciation and amortization	(209)	(187)
Net cash surrender value of COLI policies	97	99
Other property	12	10

Total	$319	$327

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in the condensed consolidated statements of income (thousands of dollars):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30		September 30		September 30
	2015	2014	2015	2014	2015	2014
Change in COLI policies	$(3,900)	$(300)	$(2,600)	$2,900	$(200)	$7,200
Interest income	624	772	1,375	1,881	2,096	1,920
Foreign transaction gain (loss)	(302)	—	(874)	—	(1,052)	—
Miscellaneous income and (expense)	(82)	(32)	873	134	122	(94)

Total other income (deductions)	$(3,660)	$440	$(1,226)	$4,915	$966	$9,026

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

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Entities may choose between two retrospective transition methods when applying the update. In April 2015, the FASB voted to propose, and in July 2015 it approved, a one-year deferral of the effective date (annual periods ending after December 15, 2017), but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The FASB decided, based on its outreach to various stakeholders and the forthcoming exposure drafts, which amend the update, that a deferral is necessary to provide adequate time to effectively implement the update. The Company plans to adopt the update at the required adoption date, which is for interim and annual reporting periods commencing January 1, 2018. The Company is evaluating what impact this update might have on its consolidated financial statements and disclosures.

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

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

	Qualified Retirement Plan
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2015	2014	2015	2014	2015	2014
(Thousands of dollars)
Service cost	$6,281	$5,340	$18,842	$16,020	$24,182	$21,784
Interest cost	11,057	10,860	33,172	32,581	44,031	41,983
Expected return on plan assets	(14,452)	(13,336)	(43,356)	(40,007)	(56,691)	(52,467)
Amortization of net actuarial loss	8,186	5,718	24,557	17,154	30,276	25,219

Net periodic benefit cost	$11,072	$8,582	$33,215	$25,748	$41,798	$36,519

	SERP
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2015	2014	2015	2014	2015	2014
(Thousands of dollars)
Service cost	$80	$73	$240	$219	$313	$312
Interest cost	424	436	1,271	1,308	1,708	1,692
Amortization of net actuarial loss	323	196	970	588	1,165	830

Net periodic benefit cost	$827	$705	$2,481	$2,115	$3,186	$2,834

	PBOP
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2015	2014	2015	2014	2015	2014
(Thousands of dollars)
Service cost	$410	$275	$1,231	$826	$1,506	$1,131
Interest cost	750	707	2,249	2,122	2,956	2,743
Expected return on plan assets	(866)	(816)	(2,598)	(2,448)	(3,414)	(3,154)
Amortization of prior service costs	334	89	1,001	266	1,090	355
Amortization of net actuarial loss	86	—	259	—	259	236

Net periodic benefit cost	$714	$255	$2,142	$766	$2,397	$1,311

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

Note 3 – Segment Information

The following tables present revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas Operations	Construction Services	Total
Three months ended September 30, 2015
Revenues from external customers	$219,420	$255,088	$474,508
Intersegment revenues	—	30,888	30,888

Total	$219,420	$285,976	$505,396

Segment net income (loss)	$(18,939)	$14,205	$(4,734)

Three months ended September 30, 2014
Revenues from external customers	$226,027	$183,290	$409,317
Intersegment revenues	—	23,158	23,158

Total	$226,027	$206,448	$432,475

Segment net income (loss)	$(11,452)	$13,422	$1,970

	Natural Gas Operations	Construction Services	Total
Nine months ended September 30, 2015
Revenues from external customers	$1,059,178	$645,289	$1,704,467
Intersegment revenues	—	73,753	73,753

Total	$1,059,178	$719,042	$1,778,220

Segment net income	$59,325	$12,873	$72,198

Nine months ended September 30, 2014
Revenues from external customers	$983,999	$438,409	$1,422,408
Intersegment revenues	—	71,616	71,616

Total	$983,999	$510,025	$1,494,024

Segment net income	$62,945	$19,435	$82,380

	Natural Gas Operations	Construction Services	Total
Twelve months ended September 30, 2015
Revenues from external customers	$1,457,266	$854,312	$2,311,578
Intersegment revenues	—	94,325	94,325

Total	$1,457,266	$948,637	$2,405,903

Segment net income	$113,252	$17,692	$130,944

Twelve months ended September 30, 2014
Revenues from external customers	$1,356,653	$577,384	$1,934,037
Intersegment revenues	—	98,344	98,344

Total	$1,356,653	$675,728	$2,032,381

Segment net income	$117,797	$21,886	$139,683

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

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

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on a portion (up to 25% in the Arizona and California jurisdictions) of its natural gas supply portfolios. The maturities of the Swaps highly correlate to forecasted purchases of natural gas, during time frames ranging from October 2015 through March 2017. Under such contracts, Southwest pays the counterparty at a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas. Only the net differential is actually paid or received. The differential is calculated based on the notional amounts under the contracts, which are detailed in the table below (thousands of dekatherms):

	September 30, 2015	December 31, 2014
Contract notional amounts	8,192	5,105

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

The following table sets forth the gains and (losses) recognized on the Company’s Swaps (derivatives) for the three-, nine-, and twelve-month periods ended September 30, 2015 and 2014 and their location in the Condensed Consolidated Statements of Income:

Gains (losses) recognized in income for derivatives not designated as hedging instruments:
(Thousands of dollars)
	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended				Nine Months Ended				Twelve Months Ended
		September 30				September 30				September 30
Instrument		2015		2014		2015		2014		2015		2014
Swaps	Net cost of gas sold	$(3,282)		$(2,277)		$(4,689)		$3,630		$(10,682)		$7,552
Swaps	Net cost of gas sold	3,282	*	2,277	*	4,689	*	(3,630	)*	10,682	*	(7,552	)*

Total		$—		$—		$—		$—		$—		$—

*	Represents the impact of regulatory deferral accounting treatment under U.S. GAAP for rate-regulated entities.

No gains (losses) were recognized in income or other comprehensive income during the periods presented for derivatives designated as cash flow hedging instruments. Previously, Southwest entered into two forward-starting interest rate swaps (“FSIRS”), both of which were designated cash flow hedges, to partially hedge the risk of interest rate variability during the period leading up to the issuance of debt. The first FSIRS terminated in December 2010. The second FSIRS terminated in March 2012. Losses on both FSIRS are being amortized over ten-year periods from Accumulated other comprehensive income (loss) and into interest expense.

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

The following table sets forth the fair values of the Company’s Swaps and their location in the Condensed Consolidated Balance Sheets (thousands of dollars):

Fair values of derivatives not designated as hedging instruments:
September 30, 2015		Asset Derivatives	Liability Derivatives	Net Total
Instrument	Balance Sheet Location
Swaps	Other current liabilities	$—	$(3,425)	$(3,425)
Swaps	Other deferred credits	—	(1,462)	(1,462)

Total		$—	$(4,887)	$(4,887)

December 31, 2014		Asset Derivatives	Liability Derivatives	Net Total
Instrument	Balance Sheet Location
Swaps	Other current liabilities	$—	$(5,062)	$(5,062)
Swaps	Other deferred credits	—	(363)	(363)

Total		$—	$(5,425)	$(5,425)

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

The following table shows the amounts Southwest paid to and received from counterparties for settlements of matured Swaps.

	Three Months Ended	Nine Months Ended	Twelve Months Ended
(Thousands of dollars)	September 30, 2015	September 30, 2015	September 30, 2015
Paid to counterparties	$568	$5,228	$5,971

Received from counterparties	$—	$—	$120

The following table details the regulatory assets/(liabilities) offsetting the derivatives at fair value in the Condensed Consolidated Balance Sheets (thousands of dollars).

September 30, 2015
Instrument	Balance Sheet Location	Net Total
Swaps	Prepaids and other current assets	$3,425
Swaps	Deferred charges and other assets	1,462

December 31, 2014
Instrument	Balance Sheet Location	Net Total
Swaps	Prepaids and other current assets	$5,062
Swaps	Deferred charges and other assets	363

Fair Value Measurements. The estimated fair values of Southwest’s Swaps were determined at September 30, 2015 and December 31, 2014 using New York Mercantile Exchange (“NYMEX”) futures settlement prices for delivery of natural gas at Henry Hub adjusted by the price of NYMEX ClearPort basis Swaps, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs (inputs, other than quoted prices, for similar assets or liabilities) are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measurement.

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

The following table sets forth by level within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability, the Company’s financial assets and liabilities that were accounted for at fair value:

Level 2—Significant other observable inputs
(Thousands of dollars)	September 30, 2015	December 31, 2014
Liabilities at fair value:
Other current liabilities—Swaps	$(3,425)	$(5,062)
Other deferred credits—Swaps	(1,462)	(363)

Net Assets (Liabilities)	$(4,887)	$(5,425)

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

Note 5 – Common Stock

On March 10, 2015, the Company filed with the Securities Exchange Commission (“SEC”) an automatic shelf registration statement on Form S-3 (File No. 333-202633), which became effective upon filing, for the offer and sale of up to $100,000,000 of the Company’s common stock from time to time in at-the-market offerings under the prospectus included therein and in accordance with the Sales Agency Agreement, dated March 10, 2015, between the Company and BNY Mellon Capital Markets, LLC (the “Equity Shelf Program”). During the three months ending September 30, 2015, the Company sold, through the continuous equity offering program with BNY Mellon Capital Markets, LLC as agent, an aggregate of 272,716 shares of the Company’s common stock in the open market at a weighted average price of $54.12 per share, resulting in proceeds to the Company of $14,610,439, net of $147,579 in agent commissions. For the nine months ended September 30, 2015, the Company sold an aggregate of 645,225 shares of common stock under this program resulting in proceeds to the Company of $35,167,584, net of $355,228 in agent commissions. As of September 30, 2015, the Company had up to $64,477,188 of common stock available for sale under the program. Net proceeds from the sale of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension or improvement of pipeline systems and facilities located in and around the communities Southwest serves.

In addition, during the nine months ended September 30, 2015, the Company issued approximately 207,000 shares of common stock through the Stock Incentive Plan, Restricted Stock/Unit Plan, and Management Incentive Plan.

Note 6 – Long-Term Debt

Carrying amounts of the Company’s long-term debt and their related estimated fair values as of September 30, 2015 and December 31, 2014 are disclosed in the following table. The fair values of the revolving credit facility (including commercial paper) and the variable-rate Industrial Development Revenue Bonds (“IDRBs”) approximate their carrying values, as they are repaid quickly (in the case of credit facility borrowings) and have interest rates that reset frequently. They are categorized as Level 1 (quoted prices for identical financial instruments) within the three-level fair value hierarchy that ranks the inputs, used to measure fair value, by their reliability, due to the Company’s ability to access similar debt arrangements at measurement dates with comparable terms, including variable rates. The fair values of debentures and fixed-rate IDRBs were determined utilizing a market-based valuation approach, where fair market values are determined based on evaluated pricing data, such as broker quotes and yields for similar securities adjusted for observable differences. Significant inputs used in the valuation generally include benchmark yield curves, credit ratings and issuer spreads. The external credit rating, coupon rate, and maturity of each security are considered in the valuation, as applicable. The market values of debentures and fixed-rate IDRBs are categorized as Level 2 (observable market inputs based on market prices of similar securities). The Centuri secured revolving credit and term loan facility and Centuri other debt obligations (not

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

actively traded) are categorized as Level 3, based on significant unobservable inputs to their fair values. Since Centuri’s debt is not publicly traded, fair values for the secured revolving credit and term loan facility and other debt obligations were based on a conventional discounted cash flow methodology and utilized current market pricing yield curves, across Centuri’s debt maturity spectrum, of other industrial bonds with an assumed credit rating comparable to the Company’s.

	September 30, 2015		December 31, 2014
	Carrying Amount	Market Value	Carrying Amount	Market Value
(Thousands of dollars)
Debentures:
Notes, 4.45%, due 2020	$125,000	$132,769	$125,000	$133,403
Notes, 6.1%, due 2041	125,000	147,451	125,000	157,290
Notes, 3.875%, due 2022	250,000	263,023	250,000	262,030
Notes, 4.875%, due 2043	250,000	266,370	250,000	280,903
8% Series, due 2026	75,000	99,380	75,000	102,296
Medium-term notes, 7.59% series, due 2017	25,000	26,662	25,000	27,573
Medium-term notes, 7.78% series, due 2022	25,000	30,621	25,000	31,144
Medium-term notes, 7.92% series, due 2027	25,000	32,726	25,000	33,695
Medium-term notes, 6.76% series, due 2027	7,500	8,917	7,500	9,156
Unamortized discount	(4,957)		(5,223)

	902,543		902,277

Revolving credit facility and commercial paper	97,000	97,000	150,000	150,000

Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Fixed-rate bonds:
5.25% 2003 Series D, due 2038	—	—	20,000	20,277
5.00% 2004 Series B, due 2033	—	—	31,200	31,223
4.85% 2005 Series A, due 2035	100,000	100,415	100,000	100,071
4.75% 2006 Series A, due 2036	24,855	25,089	24,855	25,399
Unamortized discount	(1,539)		(1,943)

	323,316		374,112

Centuri secured revolving credit and term loan facility	208,787	209,213	199,267	200,341
Centuri other debt obligations	28,583	28,868	31,128	31,127

	1,560,229		1,656,784
Less: current maturities	(19,865)		(19,192)

Long-term debt, less current maturities	$1,540,364		$1,637,592

In March 2015, the Company amended its $300 million credit facility. The facility was previously scheduled to expire in March 2019 and was extended to March 2020. The Company will continue to use $150 million of the facility as long-term debt and the remaining $150 million for working capital purposes. Interest rates for the credit facility are calculated at either the London Interbank Offered Rate (“LIBOR”) or an “alternate base rate,” plus in each case an applicable margin that is determined based on the Company’s senior unsecured debt rating. At September 30, 2015, the applicable margin is 1% for loans bearing interest with reference to LIBOR and 0% for loans bearing interest with reference to the alternative base rate. At September 30, 2015, $47 million was outstanding on the credit facility and $50 million was outstanding on the commercial paper program.

In May 2015, the Company redeemed at par the $31.2 million 5.00% 2004 Series B IDRBs originally due in 2033. The Company facilitated the redemption primarily from cash on hand and borrowings under its $300 million credit facility.

In September 2015, the Company redeemed at par the $20 million 5.25% 2003 Series D IDRBs originally due in 2038. The Company facilitated the redemption primarily from cash on hand and borrowings under its $300 million credit facility.

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

Centuri has a $300 million secured revolving credit and term loan facility that is scheduled to expire in October 2019. At September 30, 2015, $209 million in borrowings were outstanding on the Centuri facility. Centuri assets securing the facility at September 30, 2015 totaled $557 million.

Note 7 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income

The table below provides details of activity in equity and the redeemable noncontrolling interest during the nine months ended September 30, 2015.

	Southwest Gas Corporation Equity
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)				Redeemable Noncontrolling Interest (Temporary Equity)
	Common Stock				Retained Earnings	Non-controlling Interest
(In thousands except per share amounts)	Shares	Amount					Total
DECEMBER 31, 2014	46,523	$48,153	$851,381	$(50,175)	$639,164	$(2,257)	$1,486,266	$20,042
Common stock issuances	852	852	37,467				38,319
Net income (loss)					72,198	80	72,278	454
Redemption value adjustments			5,777		961		6,738	(6,738)
Foreign currency exchange translation adj.				(1,518)			(1,518)	(55)
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				2,124			2,124
Amounts reclassified to net income, net of tax (FSIRS)				1,556			1,556
Dividends declared
Common: $1.215 per share					(57,831)		(57,831)

SEPTEMBER 30, 2015	47,375	$49,005	$894,625	$(48,013)	$654,492	$(2,177)	$1,547,932	$13,703

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

Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)
(Thousands of dollars)
	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$334	$(127)	$207	$89	$(34)	$55
Amortization of net actuarial (gain)/loss	8,595	(3,266)	5,329	5,914	(2,247)	3,667
Regulatory adjustment	(7,787)	2,959	(4,828)	(5,178)	1,968	(3,210)

Pension plans other comprehensive income (loss)	1,142	(434)	708	825	(313)	512

FSIRS (designated hedging activities):
Amounts reclassified into net income	836	(317)	519	836	(318)	518

FSIRS other comprehensive income	836	(317)	519	836	(318)	518

Foreign currency translation adjustments:
Translation adjustments	(510)	—	(510)	—	—	—

Foreign currency other comprehensive income (loss)	(510)	—	(510)	—	—	—

Total other comprehensive income (loss)	$1,468	$(751)	$717	$1,661	$(631)	$1,030

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$1,001	$(380)	$621	$266	$(101)	$165
Amortization of net actuarial (gain)/loss	25,786	(9,799)	15,987	17,742	(6,742)	$11,000
Regulatory adjustment	(23,361)	8,877	(14,484)	(15,533)	5,903	(9,630)

Pension plans other comprehensive income (loss)	3,426	(1,302)	2,124	2,475	(940)	1,535

FSIRS (designated hedging activities):
Amounts reclassifed into net income	2,508	(952)	1,556	2,509	(954)	1,555

FSIRS other comprehensive income	2,508	(952)	1,556	2,509	(954)	1,555

Foreign currency translation adjustments:
Translation adjustments	(1,573)	—	(1,573)	—	—	—

Foreign currency other comprehensive income (loss)	(1,573)	—	(1,573)	—	—	—

Total other comprehensive income (loss)	$4,361	$(2,254)	$2,107	$4,984	$(1,894)	$3,090

	Twelve Months Ended September 30, 2015			Twelve Months Ended September 30, 2014
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Net actuarial gain (loss)	$(173,646)	$65,985	$(107,661)	$100,345	$(38,131)	$62,214
Amortization of prior service cost	1,090	(414)	676	355	(134)	221
Amortization of net actuarial (gain)/loss	31,700	(12,046)	19,654	26,285	(9,988)	16,297
Prior service cost	(6,661)	2,531	(4,130)	—	—	—
Regulatory adjustment	132,480	(50,343)	82,137	(116,412)	44,236	(72,176)

Pension plans other comprehensive income (loss)	(15,037)	5,713	(9,324)	10,573	(4,017)	6,556

FSIRS (designated hedging activities):
Amounts reclassified into net income	3,344	(1,270)	2,074	3,345	(1,271)	2,074

FSIRS other comprehensive income (loss)	3,344	(1,270)	2,074	3,345	(1,271)	2,074

Foreign currency translation adjustments:
Translation adjustments	(2,232)	—	(2,232)	—	—	—

Foreign currency other comprehensive income (loss)	(2,232)	—	(2,232)	—	—	—

Total other comprehensive income (loss)	$(13,925)	$4,443	$(9,482)	$13,918	$(5,288)	$8,630

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

Approximately $2.1 million of realized losses (net of tax) related to the FSIRS, reported in Accumulated other comprehensive income (“AOCI”) at September 30, 2015, will be reclassified into interest expense within the next 12 months, as the related interest payments on long-term debt occur.

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets:

AOCI—Rollforward
(Thousands of dollars)
	Defined Benefit Plans			FSIRS			Foreign Currency Items
	Before-Tax	Tax (Expense) Benefit	After-Tax	Before-Tax	Tax (Expense) Benefit	After-Tax	Before-Tax	Tax (Expense) Benefit	After-Tax	AOCI
Beginning Balance AOCI December 31, 2014	$(57,211)	$21,740	$(35,471)	$(22,688)	$8,621	$(14,067)	$(637)	$—	$(637)	$(50,175)

Translation adjustments	—	—	—	—	—	—	(1,573)	—	(1,573)	(1,573)

Other comprehensive income before reclassifications	—	—	—	—	—	—	(1,573)	—	(1,573)	(1,573)
FSIRS amounts reclassified from AOCI (1)	—	—	—	2,508	(952)	1,556	—	—	—	1,556
Amortization of prior service cost (2)	1,001	(380)	621	—	—	—	—	—	—	621
Amortization of net actuarial loss (2)	25,786	(9,799)	15,987	—	—	—	—	—	—	15,987
Regulatory adjustment (3)	(23,361)	8,877	(14,484)	—	—	—	—	—	—	(14,484)

Net current period other comprehensive income (loss)	3,426	(1,302)	2,124	2,508	(952)	1,556	(1,573)	—	(1,573)	2,107
Less: Translation adjustment attributable to redeemable noncontrolling interest	—	—	—	—	—	—	(55)	—	(55)	(55)

Net current period other comprehensive income (loss) attributable to Southwest Gas Corporation	3,426	(1,302)	2,124	2,508	(952)	1,556	(1,518)	—	(1,518)	2,162

Ending Balance AOCI September 30, 2015	$(53,785)	$20,438	$(33,347)	$(20,180)	$7,669	$(12,511)	$(2,155)	$—	$(2,155)	$(48,013)

(1)	The FSIRS reclassification amounts are included in the Net interest deductions line item on the Condensed Consolidated Statements of Income.
(2)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).
(3)	The regulatory adjustment represents the portion of the activity above that is expected to be recovered through rates in the future (the related regulatory asset is included in the Deferred charges and other assets line item on the Condensed Consolidated Balance Sheets).

The following table represents amounts (before income tax impacts) associated with defined benefit plans, and included in AOCI (in the table above), that have not yet been recognized in net periodic benefit cost:

Amounts Recognized in AOCI (Before Tax)
(Thousands of dollars)
	September 30, 2015	December 31, 2014
Net actuarial (loss) gain	$(413,345)	$(439,131)
Prior service cost	(7,372)	(8,373)
Less: amount recognized in regulatory assets	366,932	390,293

Recognized in AOCI	$(53,785)	$(57,211)

Note 8 – Acquisition of Construction Services Businesses

In October 2014, the Company, through its subsidiaries, completed the acquisition of three privately held, affiliated construction businesses. See the Company’s 2014 Form 10-K and the first quarter 2015 Form 10-Q for additional information about this acquisition. While refinements were made to the estimated fair values of assets acquired and liabilities assumed during the first quarter of 2015, no subsequent adjustments were made to acquisition-date values. The final purchase accounting has been completed.

Note 9 – Construction Services Redeemable Noncontrolling Interest

At the close of the acquisition discussed above, previous owners of the acquired companies retained an approximate 10% equity interest in the Canadian-specific businesses. The agreement, associated with that approximate 10% equity interest, provided special dividend rights which entitled the sellers, as holders, to dividends equal to 3.4% of dividends paid at the level of Centuri, and subject to certain conditions, such interests could become exchangeable for a 3.4% equity interest in Centuri. In consideration of the underlying exchange rights of the original agreement, earnings attribution by Centuri to the previous owners has also occurred in an amount equivalent to 3.4% of Centuri earnings since October 2014. During the third quarter of 2015, the sellers formally exercised their exchange rights under the terms of that original agreement. No new rights were conveyed to the noncontrolling parties as a result of the exchange and no new consideration was involved. The ability of the sellers to redeem their holdings for cash at specified dates remains intact. The previous owners may exit their investment retained by requiring the purchase of a portion of their interest commencing July 2017 and in incremental amounts each anniversary date thereafter. The shares subject to the election cumulate (if earlier elections are not made) such that 100% of their interest retained is subject to the election beginning in July 2022. Due to the continued ability of the noncontrolling parties to redeem their interest for cash, their interest continues to be presented on the Company’s Condensed Consolidated Balance Sheet at September 30, 2015 as a Redeemable noncontrolling interest, a category of mezzanine equity (temporary equity), in accordance with SEC guidance. However, that interest, previously associated with the Canadian businesses, is now formally an interest in Centuri.

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

Significant changes in the value of the redeemable noncontrolling interest are recognized as they occur, and the carrying value is adjusted as necessary at each reporting date. Guidance by the SEC indicates that downward adjustments in the value of redeemable noncontrolling interests are only permitted to the extent that upward adjustments in value were previously recognized. A floor for the noncontrolling interest was originally set at the acquisition date (in October 2014). However, U.S. GAAP generally views changes in ownership interest, where the parent retains its controlling interest, as an equity transaction, whereby the carrying amount of the noncontrolling interest is adjusted to reflect the change in ownership interest in the subsidiary. In connection with the exchange rights being exercised during the third quarter, an updated valuation was conducted. A significant decrease in the value of the redeemable noncontrolling interest was recognized, due in part to the exchange option no longer being subject to probability estimates. In light of the U.S. GAAP requirement to adjust the carrying amount, a new floor has been set for the redeemable noncontrolling interest at the exchange date, with a corresponding adjustment (approximately $6 million) made to additional paid in capital of the Company. Future adjustments to the redemption value are not permitted below the new floor. The following depicts impacts to the balance of the redeemable noncontrolling interest between the indicated periods.

Redeemable Noncontrolling Interest
(Thousands of dollars):
Balance, December 31, 2014	$20,042
Net income attributable to redeemable noncontrolling interest	454
Foreign currency exchange translation adjustment	(55)
Adjustment to redemption value	(6,738)

Balance, September 30, 2015	$13,703

The redemption value of the redeemable noncontrolling interest utilizes a market approach to determine a construction services enterprise value. Potential guideline publicly traded companies have been identified by using a selection criteria, including actively traded equities, their financial solvency, and other factors. Once the guideline companies are determined, enterprise value is calculated using a weighted approach of projected earnings before interest expense and taxes (“EBIT”) and earnings before interest expense, taxes, and depreciation and amortization expense (“EBITDA”). After an estimated fair value is determined, it is multiplied by 3.4%. A discount is then applied due to limitations of the nonpublic noncontrolling interest being valued. Prior to the exchange rights being exercised in the third quarter of 2015, a Monte Carlo simulation methodology was used to assign a value to the redeemable noncontrolling interest. Each quarter, market changes in the guideline companies are considered and the weighted approach to projected EBIT and EBITDA, in relation to the guideline companies, is re-evaluated to determine if value changes are necessary at each quarterly reporting date.

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of September 30, 2015, Southwest had 1,938,000 residential, commercial, industrial, and other natural gas customers, of which 1,035,000 customers were located in Arizona, 713,000 in Nevada, and 190,000 in California. Residential and commercial customers represented over 99% of the total customer base. During the twelve months ended September 30, 2015, 55% of operating margin was earned in Arizona, 34% in Nevada, and 11% in California. During this same period, Southwest earned 85% of its operating margin from residential and small commercial customers, 4% from other sales customers, and 11% from transportation customers. These general patterns are expected to remain materially consistent for the foreseeable future.

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

Centuri Construction Group, Inc. (“Centuri” or the “construction services” segment) is a full-service underground piping contractor that primarily provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems, and develops industrial construction solutions. Centuri operates in 20 major markets in the United States (primarily under the NPL name) and in 2 major markets in Canada (under the Link-Line and W.S. Nicholls names). Construction activity is cyclical and can be significantly impacted by changes in weather, general and local economic conditions (including the housing market), interest rates, employment levels, job growth, the equipment resale market, pipe replacement programs of utilities, and local and federal regulation (including tax rates and incentives). During the past few years, utilities have implemented or modified pipeline integrity management programs to enhance safety pursuant to federal and state mandates. These programs, coupled with recent bonus depreciation tax deduction incentives, have resulted in a significant increase in multi-year pipeline replacement projects throughout the U.S. Generally, revenues are lowest during the first quarter of the year due to less favorable winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. This is expected in both the U.S. and Canadian markets. In certain circumstances, such as with large bid contracts (especially those of a longer duration), or unit-price contracts with revenue caps, results may be impacted by differences between costs incurred and those anticipated when the work was originally bid.

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as MD&A included in the 2014 Annual Report to Shareholders, which is incorporated by reference into the 2014 Form 10-K, and the first and second quarter 2015 reports on Form 10-Q.

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

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

Summary Operating Results

	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2015	2014	2015	2014	2015	2014
	(In thousands, except per share amounts)
Contribution to net income (loss)
Natural gas operations	$(18,939)	$(11,452)	$59,325	$62,945	$113,252	$117,797
Construction services	14,205	13,422	12,873	19,435	17,692	21,886

Net income (loss)	$(4,734)	$1,970	$72,198	$82,380	$130,944	$139,683

Average number of common shares outstanding	47,102	46,513	46,863	46,485	46,777	46,451

Basic earnings (loss) per share
Consolidated	$(0.10)	$0.04	$1.54	$1.77	$2.80	$3.01

Natural Gas Operations
Operating margin	$155,152	$153,040	$632,133	$621,650	$887,214	$876,045

3rd Quarter 2015 Overview

Natural gas operations highlights include the following:

•	Operating margin increased $2 million compared to the prior-year quarter
•	Operating expenses increased $8.7 million compared to the prior-year quarter
•	Net financing costs decreased $900,000 compared to the prior-year quarter
•	Other income decreased $4 million between quarters
•	Redemption of the $20 million 5.25% 2003 Series D IDRBs (originally due in 2038)

Construction services highlights include the following:

•	Revenues increased $79.5 million, or 39%, compared to the prior-year quarter
•	Construction expenses increased $72.8 million, or 42%, compared to the prior-year quarter
•	Net interest deductions increased $1.9 million due to acquisition-related debt

Customer Growth. Southwest completed 22,000 first-time meter sets, but realized 26,000 net new customers over the last twelve months, an increase of 1.4%. The incremental additions reflect a return to service of customer meters on previously vacant homes. Southwest projects customer growth of about 1.5% for the full year 2015.

Company-Owned Life Insurance (“COLI”). Southwest has life insurance policies on members of management and other key employees to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The COLI policies have a combined net death benefit value of approximately $235 million at September 30, 2015. The net cash surrender value of these policies (which is the cash amount that would be received if Southwest voluntarily terminated the policies) is approximately $97.3 million at September 30, 2015 and is included in the caption “Other property and investments” on the balance sheet. The Company currently intends to hold the COLI policies for their duration. Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender value components of

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

COLI policies as they progress toward the ultimate death benefits are also recorded without tax consequences. Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, generally the cash surrender value (but not the net death benefit) moves up and down consistent with the movements in the broader stock and bond markets. As indicated in Note 1 of the Notes to Consolidated Financial Statements, cash surrender values of COLI policies (including incremental death benefits) decreased $3.9 million in the third quarter of 2015 and decreased $200,000 in the twelve months ended September 30, 2015. These decreases are due to declines in the equity markets during the third quarter and during the last twelve months. Management generally expects average returns of $3 million to $5 million annually on the COLI policies, excluding any net death benefits recognized.

Liquidity. Southwest believes its liquidity position is sufficient. Southwest has a $300 million credit facility maturing in March 2020. The facility is provided through a consortium of eight major banking institutions. The maximum amount outstanding on the credit facility (including a commercial paper program) during the third quarter of 2015 was $97 million, which was also the amount outstanding on the long-term portion of the credit facility (including $50 million under the commercial paper program) at September 30, 2015. No borrowings were outstanding on the short-term portion of the credit facility. Southwest has no significant debt maturities prior to 2017. In September 2015, the Company redeemed the $20 million 5.25% 2003 Series D IDRBs primarily using cash on hand and borrowings under its $300 million credit facility.

Centuri has a $300 million secured revolving credit and term loan facility maturing in October 2019. The facility is provided through a consortium of six banking institutions and consists of a $150 million term loan and a revolving line of credit of $150 million. The maximum amount outstanding on the credit facility during the third quarter of 2015 was $225 million. At September 30, 2015, there was approximately $47 million, net of letters of credit, available under the line of credit.

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended September 30,
	2015	2014
	(Thousands of dollars)
Gas operating revenues	$219,420	$226,027
Net cost of gas sold	64,268	72,987

Operating margin	155,152	153,040
Operations and maintenance expense	100,102	93,389
Depreciation and amortization	52,672	50,533
Taxes other than income taxes	11,652	11,835

Operating income (loss)	(9,274)	(2,717)
Other income (deductions)	(3,525)	442
Net interest deductions	16,259	17,159

Income (loss) before income taxes	(29,058)	(19,434)
Income tax expense (benefit)	(10,119)	(7,982)

Contribution to consolidated net income (loss)	$(18,939)	$(11,452)

Operating margin increased $2 million between quarters. New customers contributed $1 million in operating margin during the third quarter of 2015, as approximately 26,000 net new customers were added during the last twelve months. A combined $1 million of rate relief in the California jurisdiction and Paiute Pipeline Company (see Rates and Regulatory Proceedings) provided the remainder of the increase.

Operations and maintenance expense increased $6.7 million, or 7%, between quarters and included the impacts of a $3.2 million increase in employee pension and medical costs. Higher employee counts to effectively provide service to the Company’s growing customer base and rising general costs also contributed to the increase.

Depreciation and amortization expense increased $2.1 million, or 4%, between quarters. Average gas plant in service for the current quarter increased $264 million, or 5%, compared to the corresponding quarter a year ago. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business.

Other income, which principally includes returns on COLI policies and non-utility expenses, decreased $4 million between quarters. The current quarter reflects a $3.9 million decline in COLI-related income, while the prior-year quarter reflected COLI policy cash surrender value decreases of $300,000 (net of death benefits recognized).

Net interest deductions decreased $900,000 between quarters. The decrease primarily resulted from the redemptions of $65 million 5.25% 2004 Series A IDRBs in November 2014 and $31.2 million 5.00% 2004 Series B IDRBs in May 2015 and lower interest expense on variable rate IDRBs, partially offset by increased interest expense on PGA balances.

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

Nine-Month Analysis

	Nine Months Ended September 30,
	2015	2014
	(Thousands of dollars)
Gas operating revenues	$1,059,178	$983,999
Net cost of gas sold	427,045	362,349

Operating margin	632,133	621,650
Operations and maintenance expense	294,956	293,417
Depreciation and amortization	159,259	152,540
Taxes other than income taxes	37,063	34,256

Operating income	140,855	141,437
Other income (deductions)	(611)	4,902
Net interest deductions	48,104	51,445

Income before income taxes	92,140	94,894
Income tax expense	32,815	31,949

Contribution to consolidated net income	$59,325	$62,945

The contribution to consolidated net income from natural gas operations decreased $3.6 million in the first nine months of 2015 compared to the first nine months of 2014. The decline was primarily due to an increase in operating expenses and a decrease in other income, partially offset by improved operating margin and a decline in net interest deductions.

Operating margin increased $10 million between the nine-month periods. New customers contributed $6 million in operating margin during the first nine months of 2015. A combined $4 million of rate relief in the California jurisdiction and Paiute Pipeline Company (see Rates and Regulatory Proceedings) provided the remainder of the increase.

Operations and maintenance expense increased $1.5 million between periods, due primarily to general cost increases and higher pension expense during the current nine-month period. These increases were partially offset by certain expenses that were higher in the prior-year period, including a $5 million legal accrual in the first quarter of 2014 and $1.1 million in rent expense associated with a portion of the corporate headquarters complex that the Company subsequently purchased in July 2014.

Depreciation and amortization expense increased $6.7 million, or 4%, between periods. Average gas plant in service for the current period increased $275 million, or 5%, compared to the corresponding period a year ago. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business. Increases in depreciation from these plant additions were partially offset by lower depreciation rates in California.

Taxes other than income taxes increased $2.8 million between periods primarily due to higher property taxes in Arizona.

Other income decreased $5.5 million between periods. The current period reflects COLI policy cash surrender value decreases of $2.6 million, while the prior-year period included $2.9 million in COLI-related income.

Net interest deductions decreased $3.3 million between periods. The decrease primarily resulted from the redemptions of $65 million 5.25% 2004 Series A IDRBs in November 2014 and $31.2 million 5.00% 2004 Series B IDRBs in May 2015 and lower interest expense on variable rate IDRBs, partially offset by increased interest expense on PGA balances.

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

Twelve-Month Analysis

	Twelve Months Ended September 30,
	2015	2014
	(Thousands of dollars)
Gas operating revenues	$1,457,266	$1,356,653
Net cost of gas sold	570,052	480,608

Operating margin	887,214	876,045
Operations and maintenance expense	385,271	390,328
Depreciation and amortization	210,863	201,896
Taxes other than income taxes	50,059	45,786

Operating income	241,021	238,035
Other income (deductions)	1,652	8,989
Net interest deductions	64,958	68,656

Income before income taxes	177,715	178,368
Income tax expense	64,463	60,571

Contribution to consolidated net income	$113,252	$117,797

Contribution to consolidated net income from natural gas operations decreased by $4.5 million between the twelve-month periods of 2015 and 2014. The decline was primarily due to an increase in operating expenses and a decrease in other income, partially offset by improved operating margin and lower net interest deductions.

Operating margin increased $11 million between periods including a combined $5 million of rate relief in the California jurisdiction and Paiute Pipeline Company (see Rates and Regulatory Proceedings). Customer growth provided $8 million of the increase. Operating margin associated with customers outside the decoupling mechanisms and other miscellaneous revenues declined by $2 million.

Operations and maintenance expense decreased $5.1 million between periods. Legal expenses in the prior-year period were higher than the current-year period primarily due to a $5 million legal accrual in the first quarter of 2014. Rent expense associated with the corporate headquarters complex declined $1.6 million between periods. Partially offsetting these decreases were general cost increases and higher employee-related expenses.

Depreciation and amortization expense increased $9 million, or 4%. Average gas plant in service for the current period increased $288 million, or 5%, as compared to the prior period. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business. Increases in depreciation from these plant additions were partially offset by depreciation rate decreases in California.

Taxes other than income taxes increased $4.3 million between periods primarily due to higher property taxes in Arizona, principally related to net plant additions.

Other income decreased $7.3 million between the twelve-month periods of 2015 and 2014. The current period reflects a $200,000 decline in COLI policy cash surrender values, while the prior-year period included $7.2 million of COLI-related income including net death benefits recognized.

Net interest deductions decreased $3.7 million between periods. The decrease primarily resulted from the redemptions of $65 million 5.25% 2004 Series A IDRBs in November 2014 and $31.2 million 5.00% 2004 Series B IDRBs in May 2015 and lower interest expense on variable rate IDRBs, partially offset by increased interest expense on PGA balances.

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

Results of Construction Services

Results of Construction Services

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2015	2014	2015	2014	2015	2014
(Thousands of dollars)
Construction revenues	$285,976	$206,448	$719,042	$510,025	$948,637	$675,728
Operating expenses:
Construction expenses	246,755	173,937	647,512	444,778	850,591	595,093
Depreciation and amortization	13,804	11,504	41,639	34,574	55,948	45,788

Operating income	25,417	21,007	29,891	30,673	42,098	34,847
Other income (deductions)	(135)	(2)	(615)	13	(686)	37
Net interest deductions	2,142	262	5,991	800	8,961	1,024

Income before income taxes	23,140	20,743	23,285	29,886	32,451	33,860
Income tax expense	8,411	7,364	9,878	10,580	14,074	12,217

Net income	14,729	13,379	13,407	19,306	18,377	21,643
Net income (loss) attributable to noncontrolling interests	524	(43)	534	(129)	685	(243)

Contribution to consolidated net income attributable to Centuri	$14,205	$13,422	$12,873	$19,435	$17,692	$21,886

In October 2014, construction services operations were expanded by the acquisition of the Link-Line group of companies. Line items in the tables above reflect the results of the acquired companies only since the acquisition date.

Quarterly Analysis. Net income contribution for the current quarter increased $783,000 compared to the same period of 2014. The improvement was primarily due to additional pipe replacement work, partially offset by increases in depreciation and amortization and higher interest expense.

Revenues increased $79.5 million, or 39%, in the third quarter of 2015 when compared to the prior year period, due to the inclusion of revenues of the recently acquired companies ($41.4 million) and additional pipe replacement work. Governmental-mandated pipeline safety-related programs have resulted in many utilities undertaking multi-year distribution pipe replacement projects. NPL successfully bid on pipe replacement projects with its utility customers throughout the United States.

Construction expenses increased $72.8 million, or 42%, between quarters, due to costs associated with operations of the acquired companies ($39.2 million) and the additional pipe replacement work. Gains on sale of equipment (reflected as an offset to construction expenses) were approximately $450,000 and $1.5 million for the third quarters of 2015 and 2014, respectively. Depreciation and amortization expense increased $2.3 million between quarters due to amortization of finite-lived intangible assets recognized from the acquisition ($740,000) and incremental depreciation from the acquired companies ($1.3 million).

Net interest deductions were $2.1 million in the third quarter of 2015 compared to $262,000 in the third quarter of 2014. The increase was due primarily to interest expense and amortization of debt issuance costs associated with the $300 million secured revolving credit and term loan facility entered into coincident with the acquisition of the Link-Line group of companies.

Nine-Month Analysis. Contribution to consolidated net income for the current nine-month period decreased $6.6 million compared to the same period of 2014. The decline was primarily due to increases in depreciation and amortization, higher interest expense, and a $7.7 million loss reserve recorded on a construction project, partially offset by an increase in pipe replacement work.

Revenues increased $209 million, or 41%, in the current nine-month period when compared to the same period of 2014, due in large part to revenues of the recently acquired companies ($121.6 million) and additional pipe replacement work. Construction expenses increased $202.7 million, or 46%, between periods, primarily due to the operations associated with the acquired companies ($126.4 million) and the additional pipe replacement work noted above.

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

During the first half of 2015, construction expenses were impacted by a loss reserve of $7.6 million recorded on an industrial construction project in Canada. In the third quarter of 2015, the loss reserve was increased by $100,000 for a total of $7.7 million. Delays in delivery of critical equipment to the job site resulted in production inefficiencies and an increase in total project costs. Work commenced on this project in March 2015 and was completed in the third quarter. In situations where losses on a project are possible, accounting rules and adopted policies require that future costs to complete the project be estimated and recognized currently, but potential incremental revenue to cover such costs is recognized only if and when change orders are formally approved. Additional change orders previously submitted are being negotiated which may reduce the estimated loss reserve. In October, Centuri and the general contractor agreed to mediation to attempt to resolve open change orders. Mediation is scheduled to occur in mid-November. Management cannot estimate the amount or likelihood of a favorable resolution in mediation. If unsuccessful, Centuri will consider other options to resolve the open change orders.

Gains on sale of equipment (reflected as an offset to construction expenses) were $3 million and $5.7 million for the first nine months of 2015 and 2014, respectively. Depreciation and amortization expense increased $7.1 million between periods due to amortization of finite-lived intangible assets ($3.5 million) and incremental depreciation from the acquired companies ($3.6 million).

Net interest deductions were $6 million in the first nine months of 2015 compared to $800,000 in the first nine months of 2014. The increase was due primarily to interest expense and amortization of debt issuance costs associated with the $300 million secured revolving credit and term loan facility entered into coincident with the acquisition.

Twelve-Month Analysis. Contribution to consolidated net income from construction services for the twelve-month period ended September 30, 2015 declined $4.2 million compared to the same period of 2014. The decrease was primarily due to increases in depreciation and amortization and higher interest expense. An increase in pipe replacement work partially offset the decrease.

Revenues increased $272.9 million, or 40%, in the current twelve-month period compared to the same period of 2014 primarily due to additional pipe replacement work in the current period and the inclusion of revenues of the acquired companies ($175.9 million) beginning in the fourth quarter of 2014. During the past several years, the construction services segment has focused its efforts on obtaining pipe replacement work under both blanket contracts and incremental bid projects. For the twelve months ended September 30, 2015 and 2014, revenues from replacement work were 68% and 70%, respectively, of total revenues.

Construction expenses increased $255.5 million, or 43%, due to additional pipe replacement work during the twelve months ended September 30, 2015 and construction costs associated with the acquired companies ($175.8 million). During the current period, construction expenses included the loss reserve of $7.7 million recorded on the construction project discussed in the Nine-Month Analysis above. General and administrative expense (included in construction expenses) increased $15.6 million including $14.2 million from the recently acquired companies and acquisition costs ($5 million). Offsetting these increases was approximately $4 million in the prior period associated with a legal settlement. Gains on sale of equipment (reflected as an offset to construction expenses) were $3.5 million and $6.8 million for the twelve-month periods of 2015 and 2014, respectively. Depreciation and amortization expense increased $10.2 million between the current and prior-year periods due to the amortization on finite-lived intangible assets recognized from the acquisition ($5 million) and incremental depreciation from the acquired companies ($4.8 million).

Net interest deductions were $9 million for the twelve-month period ended September 30, 2015 compared to $1 million for the corresponding period in 2014. The increase was due in large part to interest expense and amortization of debt issuance costs associated with the $300 million secured revolving credit and term loan facility entered into coincident with the acquisition.

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

Rates and Regulatory Proceedings

Customer-Owned Yardline (“COYL”) Program. The Company received approval, in connection with its most recent Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to offer to replace and relocate service lines and meters for approximately 100,000 Arizona customers whose meters are set off from the customer’s home, which is not a traditional configuration. Customers with this configuration are responsible for the cost of maintaining these lines and are subject to the immediate cessation of natural gas service if low-pressure leaks occur. To facilitate this program, the Company was authorized to collect estimated leak survey costs in rates commencing in 2012. As a result of the leak survey and replacement efforts to date, the Company has determined that there are approximately 84,500 remaining active COYL customers in Southwest’s Arizona service territory. Effective June 2013, the Arizona Corporation Commission (“ACC”) authorized a surcharge to recover the costs of depreciation and pre-tax return the Company would have received if the additional pipe replacement costs themselves had been included in rate base concurrent with the most recent Arizona general rate case. The surcharge is revised annually as the program progresses, with the undepreciated plant balance to be incorporated in rate base at the time of the next Arizona general rate case. In January 2014, the Company received approval to add a “Phase II” component to the COYL program to include the replacement of non-leaking COYLs, which was subsequently revised effective June 2014. Resources continue to be focused on contacting customers within replacement project areas to participate in the Phase II meter relocation. In February 2015, the Company filed to increase the surcharge revenue from $1.5 million to $2.5 million to reflect additional costs incurred for both Phase I and Phase II. This request was based on total capital expenditures of $16 million, $6.3 million of which was incurred during 2014. In May 2015, the ACC issued a decision approving the surcharge application, effective in June 2015.

LNG (“Liquefied Natural Gas”) Facility. In January 2014, Southwest filed an application with the ACC seeking preapproval to construct, operate and maintain a 233,000 dekatherm LNG facility in southern Arizona and to recover the actual costs, including the establishment of a regulatory asset. This facility is intended to enhance service reliability and flexibility in natural gas deliveries in the southern Arizona area by providing a local storage option, operated by Southwest and connected directly to its distribution system. Southwest requested approval of the actual cost of the project (including those facilities necessary to connect the proposed storage tank to Southwest’s existing distribution system). In December 2014, Southwest received an order from the ACC (“Order”) granting pre-approval of Southwest’s application to construct the LNG facility and the deferral of costs, up to $50 million. The authorization to defer costs expires November 1, 2017 (from which point, expenditures incurred would not be eligible for deferral) and also requires any unquantified cost savings to be deferred. Any gas costs incurred that are not related to the initial construction and placement of the facility are to be recovered through the PGA mechanism. The Company purchased the site for the facility in October 2015 and is preparing the construction requirements bid package for potential contractors. The contract to construct the facility is currently expected to be in place near the end of the first quarter of 2016 and construction is expected to take approximately two to three years to complete. The Company anticipates including a proposal for the ratemaking treatment of facility costs as part of its next Arizona rate case filing.

Infrastructure Replacement Mechanisms. In January 2014, the Public Utilities Commission of Nevada (“PUCN”) approved final rules for a mechanism to defer and recover certain costs associated with accelerated replacement of non-revenue producing infrastructure. The regulations provide for the establishment of regulatory assets that recover the depreciation expense and authorized pre-tax rate of return of infrastructure replacement investments between rate cases, which also allows Southwest to develop rates to recover the associated amounts in a future general rate case proceeding, at which time the plant will be “rolled into” rate base. Southwest made a filing in May 2014, referred to as a Gas Infrastructure Replacement (“GIR”) Advance Application, identifying early vintage plastic pipe (“EVPP”) and vintage steel pipe (“VSP”) projects for replacement beginning in January 2015. In October 2014, the PUCN approved EVPP replacement expenditures of $14.4 million for 2015. In June 2015, Southwest filed its GIR Advance Application with the PUCN proposing $43.5 million of accelerated pipe replacements (subject to the GIR mechanism). Once completed, the annualized revenue requirement associated with the accelerated replacement is estimated at $4.6 million. In October 2015, the PUCN approved the GIR Advance Application, granting Southwest the authority to replace the $43.5 million of infrastructure under the GIR mechanism. In October 2015, management filed a rate application to reset the GIR surcharge to reflect annualized revenues of $4.5 million. The rate filing was based upon projects placed in service by August 2015, with rates anticipated to be made effective in January 2016.

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

Expansion and Economic Development Legislation. In February 2015, legislation (“SB 151”) was introduced in Nevada to require the PUCN to adopt regulations authorizing natural gas utilities to expand their infrastructure consistent with a program of economic development. This includes providing natural gas service to unserved and underserved areas in Nevada, as well as attracting and retaining utility customers and accommodating the expansion of existing business customers. SB 151 was signed into law in May 2015. Draft regulations are being reviewed by the Legislative Council Bureau and final regulations are expected to be approved by the PUCN by the end of the year.

Federal Energy Regulatory Commission (“FERC”) Jurisdiction.

General Rate Case. Paiute Pipeline Company (“Paiute”), a wholly owned subsidiary of Southwest, filed a general rate case with the FERC in February 2014. The filing fulfilled an obligation from the settlement agreement reached in the 2009 Paiute general rate case. In September 2014, Paiute reached an agreement in principle with the FERC Staff and intervenors to settle the case. In October 2014, Paiute requested, and was granted, the authority to place the settlement rates into effect on an interim basis effective September 2014. In February 2015, the FERC issued a letter order approving the settlement as filed. Tariff charges in compliance with the settlement were filed in March 2015. In addition to agreeing to rate design changes to encourage longer-term contracts with its shippers, the settlement resulted in an annual revenue increase of $2.4 million, plus a $1.3 million depreciation reduction. The settlement implies an 11.5% pre-tax rate of return. Also, as part of this agreement, Paiute agreed not to file a rate case prior to May 2016, but no later than May 2019.

Elko County Expansion Project. During the second and third quarters of 2013, Paiute notified present and potential shippers of its plans to expand its existing transmission system to provide additional firm transportation-service capacity in the Elko County, Nevada area. This additional capacity is required to meet growing natural gas demands caused by increased residential and business load and the greater energy needs of mining operations in the area. Through the “open season” process, shippers responded with substantial interest. In October 2013, Paiute submitted a filing with the FERC requesting that its Staff initiate a pre-filing review of the proposed expansion project; a certificate application for the project was filed in June 2014. In October 2014, the FERC issued a notice of schedule for environmental review for this project. A preliminarily favorable environmental assessment of the proposed project was issued by the FERC in January 2015. In May 2015, the FERC issued an order authorizing a Certificate of Public Convenience and Necessity to Paiute to construct and operate the Elko County Expansion Project, and subsequently provided a formal Notice to Proceed. Construction began in the second quarter of 2015 and is progressing. The cost to complete this project has been estimated at approximately $35 million and is targeted to be in service by the end of 2015.

PGA Filings

The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. At September 30, 2015, under-collections in California resulted in an asset of $815,000 and over-collections in Arizona and northern and southern Nevada collectively resulted in a liability of $44.7 million on the Company’s consolidated balance sheet. Gas cost rates paid to suppliers have been lower than amounts recovered from customers during the first nine months of 2015. Tariff rates have been adjusted in all jurisdictions during this period. The gas cost rates for southern Nevada were further reduced in October to reduce the over-collected balance. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on profit margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual consolidated income statement components. These include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

The following table presents Southwest’s outstanding PGA balances receivable/(payable) (millions of dollars):

	September 30, 2015	December 31, 2014	September 30, 2014
Arizona	$(6.0)	$48.4	$44.3
Northern Nevada	(4.3)	10.2	6.7
Southern Nevada	(34.4)	20.4	21.7
California	0.8	8.6	5.6

	$(43.9)	$87.6	$78.3

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

Cash Flows

Operating Cash Flows. Cash flows provided by consolidated operating activities increased $150.5 million in the first nine months of 2015 as compared to the same period of 2014. The improvement in operating cash flows was primarily attributable to temporary increases in cash flows from working capital components overall (notably the collection of deferred purchased gas costs).

Investing Cash Flows. Cash used in consolidated investing activities increased $48.8 million in the first nine months of 2015 as compared to the same period of 2014. The increase was primarily due to additional construction expenditures, including scheduled and accelerated pipe replacement, and equipment purchases by Centuri due to the increased replacement construction work of its customers. In association with the acquisition of construction services businesses, a $9 million working capital adjustment related to a contractual true-up period was made in the first quarter of 2015.

Financing Cash Flows. Net cash used in consolidated financing activities increased $105.3 million in the first nine months of 2015 as compared to 2014. Repayments of long-term amounts outstanding on Southwest’s revolving credit and commercial paper facility were $53 million in the current period, and borrowings under the facility were $40 million in the prior-year period. An additional $5 million was repaid on the short-term portion of Southwest’s revolving credit facility in the current period. Repayment of long-term debt in the first nine months of 2015 included the repayment of the $31.2 million 5.00% 2004 Series B and $20 million 5.25% 2003 Series D IDRBs. The long-term debt issuance amounts and the remaining retirements of long-term debt primarily relate to borrowings and repayments under Centuri’s secured credit facility. The majority of Centuri’s borrowings during the twelve months ended September 30, 2015 are associated with the acquisition of construction services businesses noted previously. Southwest also issued approximately $35 million in stock under its Equity Shelf Program. See also Note 5 – Common Stock, and the discussion below. Dividends paid increased in the first nine months of 2015 as compared to the first nine months of 2014 as a result of an increase in the quarterly dividend rate and an increase in the number of shares outstanding.

The capital requirements and resources of the Company generally are determined independently for the natural gas operations and construction services segments. Each business activity is generally responsible for securing its own financing sources.

Gas Segment Construction Expenditures, Debt Maturities, and Financing

During the twelve-month period ended September 30, 2015, construction expenditures for the natural gas operations segment were $384 million. The majority of these expenditures represented costs associated with scheduled and accelerated replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest were $458 million during this time, which provided sufficient funding for construction expenditures and dividend requirements of the natural gas operations segment.

Southwest estimates natural gas segment construction expenditures during the three-year period ending December 31, 2017 will be approximately $1.3 billion. Of this amount, approximately $445 million are expected to

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

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

In May 2015, the Company redeemed at par the $31.2 million 5.00% 2004 Series B IDRBs originally due in 2033. The Company facilitated the redemption primarily from cash on hand and borrowings under its $300 million credit facility. In September 2015, the Company redeemed at par the $20 million 5.25% 2003 Series D IDRBs originally due in 2038. The Company facilitated the redemption primarily from cash on hand and borrowings under its $300 million credit facility.

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

During the nine months ended September 30, 2015, 645,225 shares were issued in at-the-market offerings at an average price of $55.05 per share with gross proceeds of $35.5 million, agent commissions of $355,000, and net proceeds of $35.2 million. See Note 5 – Common Stock for more information.

During the nine months ended September 30, 2015, the Company issued approximately 207,000 additional shares of common stock collectively through the Restricted Stock/Unit Plan, the Management Incentive Plan, and the Stock Incentive Plan. The Company raised approximately $741,000 from the issuance of shares of common stock through the Stock Incentive Plan.

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

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At September 30, 2015, the combined balance in the PGA accounts totaled an over-collection of $43.9 million. See PGA Filings for more information.

The Company has a $300 million revolving credit facility that is scheduled to expire in March 2020. Southwest has designated $150 million of the $300 million facility for long-term borrowing needs and the remaining $150 million for working capital purposes. At September 30, 2015, $97 million was outstanding on the long-term portion of the credit facility (including $50 million under the commercial paper program); there were no borrowings outstanding on the short-term portion. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. This credit facility has been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing.

The Company has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by the Company’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At September 30, 2015, $50 million was outstanding under this program.

Centuri has a $300 million secured revolving credit and term loan facility that is scheduled to expire in October 2019. At September 30, 2015, $209 million was outstanding on the Centuri secured credit facility.

The following table sets forth the ratios of earnings to fixed charges for the Company. Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	September 30,	December 31,
	2015	2014
Ratio of earnings to fixed charges	3.32	3.58

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and net amortized debt costs.

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “promote”, “seek,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, interest savings, the Company’s COLI strategy, annual COLI returns, replacement market and new construction market, amount and timing for completion of estimated future construction expenditures, including the LNG facility in southern Arizona and the Paiute expansion in Elko County, Nevada, forecasted operating cash flows and results of operations, net earnings impacts from gas infrastructure replacement surcharges, funding sources of cash requirements, sufficiency of working capital and current credit facilities, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue the remaining capacity under the Equity Shelf Program, future dividend increases, earnings trends, the effect of any rate changes or regulatory proceedings, infrastructure replacement mechanisms and the COYL program, statements regarding future gas prices, gas purchase contracts and derivative financial instruments, recoverability of regulatory assets, the impact of certain legal proceedings, decisions to consider other options to resolve open construction change orders, the expectation that

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

goodwill assigned to Brigadier will be deductible for tax purposes, expected timing of draft regulations associated with SB 151 legislation, the timing and impact of the proposed holding company reorganization, and the timing and results of future rate hearings and approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

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

Based on the most recent evaluation, as of September 30, 2015, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2015 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

PART II—OTHER INFORMATION

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

ITEMS 1A through 3. None.

ITEM 4. MINE SAFETY DISCLOSURES Not applicable.

ITEM 5. OTHER INFORMATION

The Board of Directors (“Board”) of the Company authorized management to evaluate and pursue a holding company reorganization. Regulatory applications for preapproval of the reorganization were filed with the Arizona Corporation Commission, the California Public Utilities Commission and the Public Utilities Commission of Nevada in October 2015. Following the reorganization, the Company would be a wholly owned subsidiary of the new parent holding company (“HoldCo”), and the Company’s 96.6% interest in Centuri would be held by HoldCo.

Upon consummation of the reorganization, each outstanding share of Southwest Gas Corporation common stock would automatically convert into a share of common stock of HoldCo on a one-for-one basis. Shareholders of Southwest Gas Corporation immediately prior to consummation of the reorganization would own the same relative percentages of HoldCo upon the consummation of the reorganization. Shareholder approval is not required to consummate the reorganization under the provisions of the California Corporations Code. The reorganization would not result in any new tax liabilities for the Company or its stakeholders, including shareholders.

The reorganization is subject to approval by the aforementioned state regulatory commissions, consents from various third parties, and final Board approval. Subject to such conditions, the reorganization could become effective in the second half of 2016.

ITEM 6. EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 12.01	-	Computation of Ratios of Earnings to Fixed Charges.
Exhibit 31.01	-	Section 302 Certifications.
Exhibit 32.01	-	Section 906 Certifications.
Exhibit 101	-

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SOUTHWEST GAS CORPORATION September 30, 2015	Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: November 5, 2015

/s/ GREGORY J. PETERSON
Gregory J. Peterson
Vice President/Controller and Chief Accounting Officer