Form 10-K
period 2015-12-31
SOUTHWEST GAS CORP
filed 2016-02-25
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant:

$2,503,122,220 as of June 30, 2015

The number of shares outstanding of common stock:

Common Stock, $1 Par Value, 47,456,479 shares as of February 16, 2016

DOCUMENTS INCORPORATED BY REFERENCE

Description	Part Into Which Incorporated
Annual Report to Shareholders for the Year Ended December 31, 2015 2016 Proxy Statement	Parts I, II, and IV Part III

PART I

Item 1.	BUSINESS

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

Financial information concerning the Company’s business segments is included in Note 14 of the Notes to Consolidated Financial Statements, which is included in the 2015 Annual Report to Shareholders and is incorporated herein by reference.

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

As of December 31, 2015, Southwest purchased and distributed or transported natural gas to 1,956,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. Southwest added 26,000 net new customers during 2015. Southwest expects similar customer growth in 2016.

The table below lists the percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

	Distribution
For the Year Ended	Residential and Small Commercial	Other Sales Customers	Transportation
December 31, 2015	85%	4%	11%
December 31, 2014	85%	4%	11%
December 31, 2013	85%	4%	11%

Southwest is not dependent on any one or a few customers such that the loss of any one or several would have a significant adverse impact on earnings or cash flows. See Risk Factors below regarding impacts in the event of loss of significant customers in the construction services segment.

Transportation of customer-secured gas to end-users accounted for 49% of total system throughput in 2015, but only 11% of operating margin as shown in the table above. Customers who utilized this service transported 104 million dekatherms in 2015, 91 million dekatherms in 2014, and 104 million dekatherms in 2013.

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

Information with respect to recent general rate cases and PGA filings is included in the Rates and Regulatory Proceedings section of Management’s Discussion and Analysis (“MD&A”) in the 2015 Annual Report to Shareholders.

The table below lists recent docketed general rate filings and the status of such filing within each ratemaking area:

Ratemaking Area	Type of Filing	Month Filed	Month Final Rates Effective
Arizona:	General rate case	November 2010	January 2012
California:
Northern and Southern	Annual attrition	November 2015	January 2016
Northern and Southern	General rate case	December 2012	June 2014
Nevada:
Northern and Southern	General rate case	April 2012	April 2013
FERC:
Paiute	General rate case	February 2014	February 2015

While Southwest is subject to regulatory rules and oversight with regard to rates and operating requirements under its various state tariffs (and federal tariff, in the case of Paiute Pipeline), it is also subject to regulation with regard to the safety and integrity of its pipeline systems. The Department of Transportation (“DOT”) administers pipeline regulations through the Office of Pipeline Safety, within the Pipeline and Hazardous Materials Safety Administration (“PHMSA”). In recent years, various pieces of legislation have been passed in the areas of distribution pipeline integrity, control room management, and pipeline safety. The Pipeline Inspection, Protection, Enforcement, and Safety (“PIPES”) Act of 2006 mandated, among other things, a graduated implementation program for control room management, a requirement to install excess flow valves on single-family residential customer locations, and a Distribution Integrity Management Program (“DIMP”), which was required to be in place by August 2011, and includes evaluation and mitigation of risks, as well as certain reporting requirements. Additionally, Congress passed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“the Bill”), effective January 2012, which increased/strengthened previously existing safety requirements, including damage prevention programs, penalty provisions, and requirements related to automatic and remote-controlled shut-off valves, public awareness programs, incident notification, and maximum allowable operating pressure for certain facilities. The Bill required the DOT to conduct further study of existing programs and future requirements; these studies are nearing their completion and proposed regulation changes are anticipated in 2016. The PHMSA is in the process of proposing a series of at least 5 significant rulemakings that are expected to further transform the regulatory requirements for pipelines. These changes seek to address Congressional mandates, National Transportation Safety Board recommendations, and General Accountability Office reports, as well as reports and recommendations of other agencies. The Company continues to monitor changing pipeline safety legislation and participates to the extent possible in crafting associated mandates and reporting. As additional rules are developed, they could impact the Company’s expenses and the timing and amount of capital expenditures.

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

Natural Gas Supply

Southwest is responsible for acquiring and arranging delivery of natural gas to its system in sufficient quantities to meet its sales customers’ needs. Southwest’s primary natural gas procurement objective is to ensure that adequate supplies of natural gas are available at a reasonable cost. Southwest acquires natural gas from a wide variety of sources and a mix of purchase provisions, which includes spot market and firm supplies. The purchases may have terms from one day to several years and utilize both fixed and indexed pricing. During 2015, Southwest acquired natural gas from 41 suppliers. Southwest regularly monitors the number of suppliers, their performance, and their relative contribution to the overall customer supply portfolio. New suppliers are contracted when possible, and solicitations for supplies are extended to the largest practicable list of suppliers, taking into account each supplier’s creditworthiness. Competitive pricing, flexibility in meeting Southwest’s requirements, and demonstrated reliability of service are instrumental to any one supplier’s inclusion in Southwest’s portfolio. The goal of this practice is to mitigate the risk of nonperformance by any one supplier and ensure competitive prices in the portfolio.

Balancing reliability with supply cost results in a continually changing mix of purchase provisions within the supply portfolios. To address the unique requirements of its various market areas, Southwest assembles and administers a separate natural gas supply portfolio for each of its jurisdictional areas. Southwest facilitates most natural gas purchases through competitive bid processes.

To mitigate customer exposure to short-term market price volatility, Southwest seeks to fix the price on a portion (up to 25% in the Arizona and California jurisdictions) of its forecasted annual normal-weather volume requirement, primarily using firm, fixed-price purchasing arrangements that are secured periodically throughout the year. Southwest’s price volatility mitigation program includes the use of financial derivatives, in the form of fixed-for-floating-index-price swaps combined with indexed-price physical purchases, to secure a portion of the fixed-price portfolio for the Arizona rate jurisdiction. The combination of fixed-price contracts and financial derivatives is designed to increase flexibility for Southwest and increase supplier diversification. The cost of such financial derivatives combined with the associated indexed-price physical purchases is recovered from customers through the PGA mechanism.

In late 2013, the Company suspended using fixed-for-floating-index-price swaps and fixed-price purchases pursuant to the Volatility Mitigation Program (“VMP”) for its Nevada territories. The Company evaluates, on a quarterly basis, the suspension of Nevada VMP purchases in light of prevailing market fundamentals and regulatory conditions. Any future decision concerning Nevada VMP purchases will be documented and retained to facilitate regulatory review in accordance with a previous regulatory stipulation. The Company schedules quarterly meetings with the PUCN Staff and the Bureau of Consumer Protection to discuss market fundamentals, along with any decision by the Company concerning VMP purchases for the Nevada service territories.

For the 2015/2016 heating season, fixed-price physical commodity purchases ranged from slightly under $3 to approximately $4.40 per dekatherm. Southwest makes non-fixed-price natural gas purchases under variable-price contracts with firm quantities or on the spot market. Prices for these contracts are determined at the beginning of each month to reflect that month’s published first-of-month index price or based on a published daily price index. These monthly or daily index prices are not published or known until the purchase period begins.

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

Southwest also has an agreement for its Arizona rate jurisdiction with Enstor Grama Ridge Storage and Transportation, LLC (“Enstor”) which provides for a maximum quantity of 600,000 dekatherms of natural gas underground storage in New Mexico that is deliverable on the El Paso system. Southwest previously received approval to construct, operate and maintain a 233,000 dekatherm LNG facility in southern Arizona. This facility is intended to enhance service reliability and flexibility in natural gas deliveries in the southern Arizona area by providing a local storage option, operated by Southwest and connected directly to its distribution system. The Company purchased the site for the facility in October 2015 and is preparing the construction requirements bid package for potential contractors. The contract to construct the facility is currently expected to be in place in the second half of 2016 and construction is expected to take approximately two to three years to complete. The Company anticipates including a proposal for the ratemaking treatment of facility costs as part of its next Arizona rate case filing.

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

The United States Environmental Protection Agency (“EPA”) and the State of California Environmental Protection Agency (“Cal/EPA”) have issued regulations that require the reporting of greenhouse gas emissions (“GHG”) from large sources and suppliers in order to facilitate the development of policies and programs to reduce GHGs. The Company reports required information to EPA and Cal/EPA under each respective Mandatory Reporting Rule (“MRR”) including the volumes of natural gas that it receives for distribution to LDC customers (EPA and Cal/EPA MRR Subpart NN), and the “fugitive” GHG emissions that result from the operation of its LDC pipelines (EPA and Cal/EPA MRR Subpart W). While some parts of the MRRs do not apply to Southwest, other required information is being reported to the Department of Energy, the Department of Transportation, or is available in existing Company databases. The Company also monitors the development of climate legislation (including the State of California Global Warming Solutions Act), which could result in additional requirements or have financial implications.

California Assembly Bill Number 32 and the regulations promulgated by the California Air Resources Board (“CARB”), require Southwest, as a covered entity, to comply with all of the requirements associated with the California GHG Emissions Reporting Program and the California Cap and Trade Program. The objective of these programs is to reduce California statewide GHG emissions to 1990 levels by 2020. Southwest must report annual GHG emissions by April of each year and third-party verification of those reported amounts is required by September of each year. Starting 2015, the CARB annually allocates to Southwest a certain number of allowances based on Southwest’s reported 2011 GHG emissions. Southwest received its allocation for 2015 in the third quarter of 2014 and, for 2016, in the third quarter of 2015. Of those allocated allowances, Southwest must consign a certain percentage, to the CARB for auction. The Company can use any allocated allowances that remain after consignment, along with allowances it can purchase through CARB auctions or reserve sales, or through over the counter (“OTC”) purchases with other market participants, to meet its compliance obligations. In addition to allowances, Southwest can satisfy a portion of its compliance obligation through the purchase of offsets, which are credits available in the OTC market from industries that generate reductions in greenhouse gas emissions.

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

The CPUC has issued a decision that provides for the regulatory treatment of the program costs and there is no expected impact on earnings.

Employees

At December 31, 2015, the natural gas operations segment had 2,219 regular full-time equivalent employees. Southwest believes it has a good relationship with its employees and that compensation, benefits, and working conditions afforded its employees are comparable to those generally found in the utility industry. No employees are represented by a union.

CONSTRUCTION SERVICES

Centuri is a full-service contractor whose customers are primarily energy services utilities. Centuri derives revenue from installation, replacement, repair, and maintenance of energy distribution systems, and developing industrial construction solutions. Centuri contracts primarily with LDCs to install, repair, and maintain energy distribution systems from the town border station to the end-user. The primary focus of Centuri operations is distribution pipe and service hook-up replacements as well as line installations for new business development. Construction work varies from relatively small projects to the piping of entire communities. Construction activity is seasonal in most areas. Peak construction periods are the summer and fall months in colder climate areas, such as the North East, Midwest, and Canada. In the warmer climate areas, such as the southwestern United States, construction continues year round.

During the past few years, several factors have resulted in an increase in large multi-year distribution pipe replacement projects. The U.S. Department of Transportation’s PHMSA instituted DIMP which required operators of gas distribution pipelines to develop and implement integrity management programs to enhance safety by identifying and reducing pipeline integrity risks. Also contributing to the increase in replacement projects were bonus depreciation tax deduction incentives. The Protecting Americans from Tax Hikes Act of 2015 extended 50% bonus depreciation tax deduction incentives through 2017 and at lesser rates through 2019. Finally, funding for customers’ planned replacement projects improved due to greater access to credit markets.

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

Centuri’s business activities are often concentrated in utility service territories where existing energy lines are scheduled for replacement. An LDC will typically contract with Centuri to provide pipe replacement services and new line installations. Contract terms generally specify unit-price or fixed-price arrangements. Unit-price contracts establish prices for all of the various services to be performed during the contract period. These contracts often have annual pricing reviews. During 2015, approximately 87% of revenue was earned under unit-price contracts. As of December 31, 2015, a backlog of approximately $92.3 million existed with respect to outstanding fixed-priced construction contracts.

Materials used by Centuri in its construction activities are typically specified, purchased, and supplied by Centuri’s customers. Construction contracts also contain provisions which make customers generally liable for remediating environmental hazards encountered during the construction process. Such hazards might include digging in an area that was contaminated prior to construction, finding endangered animals, digging in historically significant sites, etc. Otherwise, Centuri’s operations have limited environmental impact (dust control, normal waste disposal, handling harmful materials, etc.)

Competition within the industry has traditionally been limited to several regional and numerous local competitors in what has been a largely fragmented industry. Some national competitors also exist within the industry. Centuri currently operates in 20 major markets within the United States and also within the provinces of British Columbia and Ontario in Canada. Its customers are primarily the principal LDCs in those markets. During 2015, Centuri served over 100 customers, with Southwest accounting for approximately 10% of total revenues. Additionally, two customers combined accounted for approximately 25% of total revenue, while four other customers individually accounted for 5% or more of total revenue.

Employment fluctuates between seasonal construction periods, which are normally heaviest in the summer and fall months. At December 31, 2015, Centuri had 3,657 regular full-time equivalent employees. Employment peaked in October 2015 when there were 5,501 employees. Most employees are represented by unions and are covered by collective bargaining agreements, which is typical of the utility construction industry.

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

Centuri has a 65% interest in IntelliChoice Energy, LLC (“ICE”) and consolidates ICE as a majority owned subsidiary. ICE was established in 2009 and markets natural gas engine-driven heating, ventilating, and air conditioning (“HVAC”) technology and products. To date, ICE has not been a significant component of Centuri operating results.

Centuri, through its subsidiaries, holds a 50% interest in W.S. Nicholls Western Construction LTD. (“Western”), a Canadian construction services company that is a variable interest entity that specializes in construction of underground aviation fueling systems and storage tanks. The Company is not the primary beneficiary of Western; therefore, Western is not consolidated with Centuri and is accounted for under the equity method of accounting. To date, Western has not been a significant component of Centuri’s financial results.

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

We are unable to predict what types of conditions might be imposed on Southwest or what types of determinations might be made in pending or future regulatory proceedings or investigations. We nevertheless believe that it is not uncommon for conditions to be imposed in regulatory proceedings, for Southwest to agree to conditions as part of a settlement of a regulatory proceeding, or for determinations to be made in regulatory investigations that reduce our earnings and liquidity. For example, we may request recovery of a particular operating expense in a general rate case filing that a regulator disallows, negatively impacting our earnings if the expense continues to be incurred. Southwest records regulatory assets in its consolidated financial statements to reflect the ratemaking and regulatory decision-making authority of the regulators, as allowed by generally accepted accounting principles. The creation of a regulatory asset allows for the deferral of costs which, absent a mechanism to recover such costs from customers in rates approved by regulators, would be charged to expense in the consolidated income statement in the period incurred. If there was a change in regulatory positions surrounding the collection of these deferred costs, there could be a material impact on Southwest’s financial position, results of operations, and cash flows.

We may be subject to disallowances, penalties or fines related to the operation of natural gas pipelines under recent regulations concerning natural gas pipeline safety, which could have an adverse effect on our results of operations, financial condition, and/or cash flows.

We are committed to consistently monitoring and maintaining our distribution system and storage operations to ensure that natural gas is acquired, stored and delivered safely, reliably and efficiently. Due to the combustible nature of our product, we anticipate that the natural gas industry could be the subject of increased federal, state, and local regulatory oversight over time. We continue to work diligently with industry associations and federal, state, and local regulators to ensure compliance with any new laws, such as the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011. We expect there to be increased costs associated with compliance (and potential penalties for any non-compliance) with this and similar laws. If these costs are not recoverable in our customer rates, or if there are delays in recoverability due to regulatory lag, they could have a negative impact on our operating costs and financial results.

Our operating results may be adversely impacted by another economic downturn.

The 2007/2008 economic slowdown in the United States, and particularly in our service areas, resulted in a marked decline in the new housing market and an increase in the inventory of idle/vacant homes. Commercial entities (including restaurants and other service establishments) were also impacted, resulting in reductions in operations or closures. The impacts of that slowdown have eased in our service territories and most of the idle/vacant homes have returned to service. If another economic slowdown occurs, our financial condition, results of operations, and cash flows could be adversely affected. Fluctuations and uncertainties in the economy make it challenging for us to accurately forecast and plan future business activities and to identify risks that may affect our business, financial condition, and operating results. We cannot predict the timing, strength, or duration of any future economic slowdowns. If the economy or the markets in which we operate decline from present levels, it may have an adverse effect on our business, financial condition, and results of operations.

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

We have life insurance policies with a net death benefit value at December 31, 2015 of approximately $237 million on members of management and other key employees to indemnify ourselves against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The net cash surrender value of these policies (which is the cash amount we would receive if we voluntarily terminated the policies) is approximately $99 million at December 31, 2015 and is included in the caption “Other property and investments” on the balance sheet. Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, the cash surrender value (but not the net death benefits) moves up and down consistent with the movements in the broader stock and bond markets. During 2015, Southwest recognized a loss of $500,000 in Other income (deductions) due to decreases in the cash surrender values of its company-owned life insurance policies (compared to an increase of $5.3 million due to increases in cash surrender values and net death benefits recognized in 2014). Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender value components of company-owned life insurance policies, as they progress towards the ultimate death benefits, are also recorded without tax consequences. Currently, we intend to hold the company-owned life insurance policies for their duration. Changes in the cash surrender value of company-owned life insurance policies, except as related to the purchase of additional policies, affect our earnings but not our cash flows.

The cost of providing pension and postretirement benefits is subject to changes in pension asset values, changing demographics, and actuarial assumptions which may have an adverse effect on our financial results.

We provide pension and postretirement benefits to eligible employees. Our costs of providing such benefits are subject to changes in the market value of our pension fund assets, changing demographics, life expectancies of beneficiaries, current and future legislative changes, and various actuarial calculations and assumptions. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, withdrawal rates, interest rates, and other factors. These differences may result in a significant impact on the amount of pension expense or other postretirement benefit costs recorded in future periods. For example, lower than assumed returns on investments and/or reductions in bond yields could result in increased contributions and higher pension expense which would have a negative impact on our cash flows and reduce net income.

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

Rate schedules in each of our service territories contain purchased gas adjustment clauses which permit us to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. We have used short-term borrowings in the past to temporarily finance increases in purchased gas costs, and we expect to do so during 2016, if the need again arises.

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

Our operations are subject to inherent hazards and risks such as gas leaks, fires, natural disasters, catastrophic accidents, explosions, pipeline ruptures, and other hazards and risks that may cause unforeseen interruptions, personal injury, or property damage. Additionally, our facilities, machinery, and equipment, including our pipelines, are subject to third party damage from construction activities, vandalism, or acts of terrorism. Such incidents could result in severe business disruptions, significant decreases in revenues, and/or significant additional costs to us. Any such incident could have an adverse effect on our financial condition, earnings, and cash flows. In addition, any of these or similar events could cause environmental pollution, personal injury or death claims, damage to our properties or the properties of others, or loss of revenue by us or others.

We maintain liability insurance for some, but not all, risks associated with the operation of our natural gas pipelines and facilities. In connection with these liability insurance policies, we are responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. These liability insurance policies require us to be responsible for the first $1 million (self-insured retention) of each incident plus the first $4 million in total claims above our self-insured retention in the policy year. We cannot predict the likelihood that any future event will occur which will result in a claim exceeding $1 million; however, a large claim for which we were deemed liable would reduce our earnings up to and including these self-insurance maximums.

Failure to attract and retain an appropriately qualified employee workforce could adversely affect operations.

Our ability to implement our business strategy and serve our customers is dependent upon our continuing ability to attract and retain talented professionals and a technically skilled workforce, and being able to transfer the knowledge and expertise of our workforce to new employees as our aging employees retire. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor could adversely affect our ability to manage and operate our business.

We may not be able to rely on rate decoupling to maintain stable financial position, results of operations, and cash flows.

Management has worked with its regulatory commissions in designing rate structures that strive to provide affordable and reliable service to its customers while mitigating the volatility in prices to customers and stabilizing returns to investors. Rate structures in all service territories allow Southwest to separate or “decouple” the recovery of operating margin from natural gas consumption, though decoupled structures vary by state. In California, authorized operating margin levels vary by month. In Nevada, a decoupled rate structure applies to most customer classes providing stability in annual operating margin. In Arizona, a full revenue decoupling mechanism with a winter-period monthly weather adjuster is in place, for most customer classes. Significantly warmer-than-normal weather conditions in our service territories and other factors, such as climate change and alternative energy sources, may result in decreased cash flows attributable to lower natural gas sales and delays in recovering regulatory asset balances. Furthermore, continuation of the decoupled rate designs currently in place are subject to regulatory discretion, and if unfavorably modified or discontinued could adversely impact our financial position and results of operations.

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

Any future downgrade could increase our borrowing costs, which would diminish our financial results. We would likely be required to pay a higher interest rate in certain current, as well as future, financings, and our potential pool of investors and funding sources could decrease. A downgrade could require additional support in the form of letters of credit or cash or other collateral and otherwise adversely affect our business, financial condition and results of operations.

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

A cybersecurity incident has the potential to disrupt normal business operations, expose sensitive information, and/or lead to physical damages.

As a utility provider, maintaining business operations is critical for our customers, business partners, suppliers, and our employees. A disruption in service could adversely impact the Company’s reputation, ability to provide utility services for our customers, as well as impact the media used to communicate and exchange information both internally and externally.

Our Company processes and stores sensitive information including personal identifiable information, intellectual property, and business proprietary information as part of normal business operations. A cybersecurity breach of this information could expose the Company to monetary and other damages from customers, suppliers, business partners, government agencies, and others. In addition, a breach could increase costs incurred to protect against such risks, introduce financial penalties, and increase regulation for the industry.

Physical damage due to a cybersecurity incident or acts of cyber terrorism could impact utility services provided to our customers and could lead to material liabilities. The Company has taken the initiative in fortifying the core infrastructure that supports the utility services provided to our customers. While these measures do not eliminate the threats, they do provide layers of defense to mitigate these risks. Even though we have insurance coverage in place for cyber-related risks, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected to the extent not fully covered by such insurance coverage.

Loss of one or more significant customers could adversely affect the results of the construction services segment.

During 2015, over one-half of the construction services revenues were generated from seven customers. This concentration of risk could be impactful to operating results if construction work slowed or halted with one or more of these customers, if competition for work increased, or if existing contracts were not replaced or extended.

We may pursue acquisitions and other strategic transactions, the success of which may impact our results of operations, cash flows and financial condition.

The integration of acquisitions requires significant time and resources. Investments of resources would be required to support any acquisition, which could result in significant ongoing operating expenses and may divert resources and management attention from other areas of our business. If we fail to successfully integrate companies we acquire, we may not realize the benefits expected from the transaction and goodwill recorded as a result of the acquisition could be impaired. We assess existing goodwill for impairment annually or more frequently if events or circumstances occur that would more likely than not reduce the fair value of an operating segment below its carrying value. We also assess long-lived assets, including intangible assets associated with acquisitions for impairment whenever events or circumstances indicate that an asset’s carrying amount may not be recoverable. To the extent the value of goodwill or long-lived assets becomes impaired, the impairment charges could have a material impact on our results of operations.

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

As a holding company, we would depend on our operating subsidiaries to meet financial obligations.

As previously announced, we are pursuing a reorganization into a holding company structure. If the holding company structure is created, Company common stock would be converted into shares of a holding company with no significant assets other than the stock of operating subsidiaries, including Southwest and Centuri. As contemplated, the holding company’s ability to pay dividends to shareholders would be dependent on the ability of its subsidiaries to generate sufficient net income and cash flows to service debt and pay upstream dividends. The ability of the holding company’s subsidiaries to pay upstream dividends and make other distributions would be subject to applicable state law and regulatory restrictions.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The plant investment of Southwest consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators, which comprise the pipeline systems and facilities located in and around the communities served. Southwest also includes other properties such as land, buildings, furnishings, work equipment, vehicles, and software systems in plant investment. The northern Nevada and northern California properties of Southwest are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Several properties are leased by Southwest. Total gas plant, exclusive of leased property, at December 31, 2015 was $6 billion, including construction work in progress. It is the opinion of management that the properties of Southwest are suitable and adequate for its purposes.

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

The principal market on which the common stock of the Company is traded is the New York Stock Exchange. At February 16, 2016, there were 14,095 holders of record of common stock, and the market price of the common stock was $59.56. The quarterly market price of, and dividends on, Company common stock required by this item are included in the 2015 Annual Report to Shareholders filed as an exhibit hereto and incorporated herein by reference.

In February 2016, the Board of Directors (“Board”) increased the quarterly dividend payout to 45 cents per share, effective with the June 2016 payment. This marks the tenth consecutive year in which the dividend was increased. The Board’s policy is to target a dividend payout ratio that allows the Company to maintain its strong credit ratings and effectively fund its rate base growth and is consistent with the local distribution company peer group average. The timing and amount of any increases will be based upon the Board’s continual review of the Company’s dividend rate in the context of the performance of the Company’s two operating segments and their future growth prospects. The quarterly common stock dividend declared was 33 cents per share throughout 2013, 36.5 cents per share throughout 2014, and 40.5 cents per share throughout 2015.

Item 6.	SELECTED FINANCIAL DATA

Information required by this item is included in the 2015 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is included in the 2015 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various forms of market risk, including commodity price risk, weather risk, interest rate risk, and foreign currency exchange rate risk. The following describes the Company’s exposure to these risks.

Commodity Price Risk

In managing its natural gas supply portfolios, Southwest has historically entered into short duration (generally one year or less) fixed-price contracts and variable-price contracts (firm and spot). Southwest has experienced price volatility over the past several years and such volatility is expected to continue into 2016 and beyond.

Southwest is protected financially from commodity price risk by deferred energy or purchased gas adjustment (collectively “PGA”) mechanisms in each of its jurisdictions. These mechanisms generally allow Southwest to defer over- or under-collections of gas costs to PGA balancing accounts. With regulatory approval, Southwest can either refund amounts over-collected or recoup amounts under-collected in future periods. In addition to the PGA mechanism, Southwest utilizes volatility mitigation programs to attempt to further reduce price volatility for customers. Under these programs, Southwest fixes the price of a portion (up to 25% in the Arizona and California jurisdictions) of its natural gas portfolio using fixed-price contracts and/or derivative instruments (fixed-for-floating swaps), and where available, natural gas storage.

In late 2013, the Company suspended using swaps and fixed-price purchases pursuant to the Volatility Mitigation Program for its Nevada service territories. The Company along with its regulators will continue to evaluate this strategy in light of prevailing or anticipated changing market conditions.

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

Interest Rate Risk

Interest rate risk is the risk that changes in interest rates could adversely affect earnings or cash flows. The primary interest rate risk for the Company is the risk of increasing interest rates on variable-rate obligations. Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. In Nevada, fluctuations in interest rates on $150 million of variable-rate Industrial Development Revenue Bonds (“IDRBs”) are tracked and recovered from ratepayers through an interest balancing account, which mitigates risk to earnings and cash flows from interest rate fluctuations on these IDRBs between general rate cases. As of December 31, 2015 and 2014, Southwest had $218 million and $205 million, respectively, in variable-rate debt outstanding, excluding the IDRBs noted above. Assuming a constant outstanding balance on variable-rate debt for the next twelve months, a hypothetical 1% change in interest rates would increase or decrease interest expense for the next twelve months by approximately $2,180,000. As of December 31, 2015 and 2014, Centuri had approximately $173 million and $200 million in variable-rate debt outstanding. Assuming a constant outstanding balance in variable-rate debt for the next twelve months, a hypothetical 1% change in interest rates would increase or decrease interest expense for the next twelve months by approximately $1,730,000.

Foreign Currency Exchange Rate Risk

The Company, through its subsidiaries, owns businesses that operate in Canada. Due to these operations, the Company is exposed to market risk associated with foreign currency exchange rate fluctuations between the Canadian dollar and the U.S. dollar. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of income and balance sheets from their functional currency (the Canadian Dollar) to the Company’s reporting currency (the U.S. Dollar) for consolidation purposes. During 2015, translation adjustments due to fluctuations in exchange rates were not significant. The Company does not have exposure to other foreign currency exchange rate fluctuations.

Other risk information is included in Item 1A. Risk Factors of this report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Southwest Gas Corporation and Subsidiaries and Notes thereto, together with the report of PricewaterhouseCoopers LLP, are included in the 2015 Annual Report to Shareholders and are incorporated herein by reference.

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

Based on the most recent evaluation, as of December 31, 2015, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

Internal Control Over Financial Reporting

The report of management of the Company required to be reported herein is incorporated by reference to the information reported in the 2015 Annual Report to Shareholders under the caption “Management’s Report on Internal Control Over Financial Reporting” on page 82.

The Attestation Report of the Independent Registered Public Accounting Firm required to be reported herein is incorporated by reference to the information reported in the 2015 Annual Report to Shareholders under the caption “Report of Independent Registered Public Accounting Firm” on page 83.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

In January 2016, the Company implemented a financial systems modernization project which involved replacing or changing several financial systems currently utilized by the natural gas operations segment, including the replacement of the current general ledger system. The modernized systems are being used for transactions in 2016, but were not utilized in preparing 2015 financial information. Management monitored developments related to the financial systems modernization project, including working with the project team to ensure control impacts were identified and documented, in order to assist management in evaluating impacts to internal control. System integration and user acceptance testing were conducted to aid management in its evaluations. Post-implementation reviews of the system implementation and impacted business processes are being conducted to enable management to evaluate the design and effectiveness of internal controls during 2016.

Item 9B.	OTHER INFORMATION

In 2015, the Board of Directors (“Board”) of the Company authorized management to evaluate and pursue a holding company reorganization. Regulatory applications for preapproval of the reorganization were filed with the ACC, the CPUC, and the PUCN in October 2015. In January 2016, approval was received by the CPUC, but approvals by the ACC and the PUCN are still pending. Following the reorganization, the Company would be a wholly owned subsidiary of the new parent holding company (“HoldCo”), and the Company’s 96.6% interest in Centuri would be held by HoldCo.

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

(a) Identification of Directors. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2016 Proxy Statement, which by this reference is incorporated herein.

(b) Identification of Executive Officers. The name, age, position, and period position held during the last five years for each of the Executive Officers of the Company as of December 31, 2015 are as follows:

Name	Age	Position	Period Position Held
John P. Hester	53	President and Chief Executive Officer President Executive Vice President Senior Vice President/Regulatory Affairs & Energy Resources	2015-Present 2014-2015 2013-2014 2011-2013

William N. Moody	59	Executive Vice President Senior Vice President/Staff Operations & Technology Vice President/Gas Resources	2013-Present 2012-2013 2011-2012

Roy R. Centrella	58	Senior Vice President/Chief Financial Officer	2011-Present

Eric DeBonis	48	Senior Vice President/Operations Senior Vice President/Staff Operations & Technology Vice President/Special Projects	2012-Present 2011-2012 2011

Karen S. Haller	52	Senior Vice President/General Counsel and Corporate Secretary Vice President/General Counsel, Compliance Officer, and Corporate Secretary	2012-Present 2011-2012

Edward A. Janov	61	Senior Vice President/Corporate Development	2011-Present

Anita M. Romero	53	Senior Vice President/Staff Operations & Technology Vice President/Information Services Vice President/Special Projects Vice President/Southern Nevada Division	2013-Present 2012-2013 2011-2012 2011

Kenneth J. Kenny	53	Vice President/Finance/Treasurer	2011-Present

Gregory J. Peterson	56	Vice President/Controller and Chief Accounting Officer	2011-Present

(c) Identification of Certain Significant Employees. None.

(d) Family Relationships. No Directors or Executive Officers are related either by blood, marriage, or adoption.

(e) Business Experience. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2016 Proxy Statement, which by this reference is incorporated herein. All Executive Officers have held responsible positions with the Company for at least five years as described in (b) above.

(f) Involvement in Certain Legal Proceedings. None.

(g) Promoters and Control Persons. None.

(h) Audit Committee Financial Expert. Information with respect to the financial expert of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2016 Proxy Statement, which by this reference is incorporated herein.

(i) Identification of the Audit Committee. Information with respect to the composition of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2016 Proxy Statement, which by this reference is incorporated herein.

(j) Material Changes in Director Nomination Procedures for Security Holders. None.

Section 16(a) Beneficial Ownership Reporting Compliance. The Company has adopted procedures to assist its directors and executive officers in complying with Section 16(a) of the Exchange Act which includes assisting in the preparation of forms for filing. Based upon a review of filings with the SEC and written representations that no other reports were required, the Company believes that all of its directors and executive officers complied during 2015 with the reporting requirements of Section 16(a) of the Exchange Act.

Code of Business Conduct and Ethics. The Company has adopted a code of business conduct and ethics for its employees, including its president and chief executive officer, chief financial officer, chief accounting officer, and non-employee directors. A code of ethics is defined as written standards that are reasonably designed to deter wrongdoing and to promote: 1) honest and ethical conduct; 2) full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files; 3) compliance with applicable governmental laws, rules, and regulations; 4) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and 5) accountability for adherence to the code. The Company’s Code of Business Conduct and Ethics can be viewed on the Company’s website (www.swgas.com). If any substantive amendments to the Code of Business Conduct and Ethics are made or any waivers are granted, including any implicit waiver, from a provision of the Code of Business Conduct & Ethics, to the Company’s president and chief executive officer, chief financial officer and chief accounting officer, the Company will disclose the nature of such amendment or waiver on the Company’s website, www.swgas.com.

Item 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation is set forth under the heading “Executive Compensation” in the definitive 2016 Proxy Statement, which by this reference is incorporated herein.

(a) Compensation Committee Interlocks and Insider Participation. Information with respect to Compensation Committee interlocks and insider participation is set forth under the heading “Governance of the Company” in the definitive 2016 Proxy Statement, which by this reference is incorporated herein.

(b) Compensation Committee Report. Information with respect to the Compensation Committee Report is set forth under the heading “Compensation Committee Report” in the definitive 2016 Proxy Statement, which by this reference is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2016 Proxy Statement, which by this reference is incorporated herein.

(b) Security Ownership of Management. Information with respect to security ownership of management is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2016 Proxy Statement, which by this reference is incorporated herein.

(c) Changes in Control. None.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

At December 31, 2015, the Company had three stock-based compensation plans. With respect to the first plan, the Company previously granted options to purchase shares of common stock to key employees and outside directors. The option grants in 2006 consumed the remaining options that could be issued under the option plan and no future grants are anticipated.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column a)
	(a)	(b)	(c)
(Thousands of shares)
Equity compensation plans approved by security holders	17	$31.64	—
Equity compensation plans not approved by security holders	—	—	—

Total	17	$31.64	—

Pursuant to the terms of the management incentive plan, the Company may issue performance shares to encourage key employees to remain in its employment to achieve short-term and long-term performance goals.

Plan category	Number of securities to be issued upon vesting of performance shares	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance (excluding securities reflected in column a)
	(a)	(b)	(c)
(Thousands of shares)
Equity compensation plans approved by security holders	197	$50.63	844
Equity compensation plans not approved by security holders	—	—	—

Total	197	$50.63	844

Pursuant to the terms of the restricted stock/unit plan, the Company may award restricted stock and restricted stock units to attract, motivate, retain and reward key employees with incentives for high levels of individual performance and improved financial performance of the Company and to attract, motivate, and retain experienced and knowledgeable independent directors.

Plan category	Number of securities to be issued upon vesting of restricted stock units	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance (excluding securities reflected in column a)
	(a)	(b)	(c)
(Thousands of shares)
Equity compensation plans approved by security holders	228	$44.36	32
Equity compensation plans not approved by security holders	—	—	—

Total	228	$44.36	32

Additional information regarding the three equity compensation plans is included in Note 11 of the Notes to Consolidated Financial Statements in the 2015 Annual Report to Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions, and director independence is set forth under the heading “Governance of the Company” in the definitive 2016 Proxy Statement, which by this reference is incorporated herein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to accounting fees and services associated with PricewaterhouseCoopers LLP is set forth under the heading “Selection of Independent Registered Public Accounting Firm” in the definitive 2016 Proxy Statement, which by this reference is incorporated herein.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report on Form 10-K:

(1)

The Consolidated Financial Statements of the Company (including the Report of Independent Registered Public Accounting Firm) required to be reported herein are incorporated by reference to the information reported in the 2015 Annual Report to Shareholders under the following captions:

(2)	All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(3)	See LIST OF EXHIBITS.

(b)	See LIST OF EXHIBITS.

LIST OF EXHIBITS

Exhibit Number	Description of Document

1.01	Sales Agency Agreement between Southwest Gas Corporation and BNY Mellon Capital Markets, LLC. Incorporated by reference to Exhibit 1.1 to Form S-3ASR dated March 10, 2015, File No. 333-202633.

3(i)	Restated Articles of Incorporation, as amended. Incorporated herein by reference to Exhibit 3(i) to Form 10–Q for the quarter ended September 30, 2007, File No. 1-07850.

3(ii)	Amended Bylaws of Southwest Gas Corporation. Incorporated herein by reference to Exhibit 3(ii) to Form 8–K dated July 31, 2012, File No. 1-07850.

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

4.13

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

4.15

Note Purchase Agreement, dated November 18, 2010, by and between the Company and Metropolitan Life Insurance Company, John Hancock Life Insurance Company (U.S.A.), certain of their respective affiliates, and Union Fidelity Life Insurance Company. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated November 18, 2010, File No. 1-07850.

4.16

Amendment No. 1 to Note Purchase Agreement, dated March 28, 2014, by and among Southwest Gas Corporation and the holders of the Notes. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated March 31, 2014, File No. 1–07850.

4.17	Form of 6.1% Senior Note due 2041. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated November 18, 2010, File No. 1-07850.

4.18

Indenture, dated December 7, 2010, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated December 7, 2010, File No. 1-07850.

4.19

First Supplemental Indenture, dated as of December 10, 2010, supplementing and amending the indenture dated as of December 7, 2010, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (including the Form of 4.45% Senior Notes due 2020). Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated December 10, 2010, File No. 1-07850.

4.20

Indenture, dated March 23, 2012, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. 3.875% Notes due 2022. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated March 20, 2012, File No. 1-07850.

4.21

Indenture, dated as of October 4, 2013, by and between Southwest Gas Corporation and the Bank of New York Mellon Trust Company, N.A., as Trustee. 4.875% Notes due 2043. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated October 1, 2013. File No. 1-07850.

4.22	Southwest Gas Corporation Dividend Reinvestment and Direct Stock Purchase Plan. Incorporated by reference to Exhibit 4.4 to Form S-3ASR dated December 18, 2015, File No. 333-208609.

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

10.12

Financing Agreement dated as of October 1, 2005 by and between Clark County, Nevada, and Southwest Gas Corporation relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2005A. Incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2005, File No. 1-07850.

10.13

Financing Agreement dated as of September 1, 2006 by and between Clark County, Nevada, and Southwest Gas Corporation relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2006A. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended September 30, 2006, File No. 1-07850.

Exhibit Number	Description of Document

10.14

Financing Agreement between Clark County, Nevada, and Southwest Gas Corporation, dated as of September 1, 2008, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2008A. Incorporated herein by reference to Exhibit 10.03 to Form 10-Q for the quarter ended September 30, 2008, File No. 1-07850.

10.15

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

10.17

Amendment No. 1 to Revolving Credit Agreement, dated as of March 25, 2014, by and among Southwest Gas Corporation, each of the lenders parties to the Revolving Credit Agreement referred to therein, and the Bank of New York Mellon, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 25, 2014, File No. 1–07850.

10.18

Amendment No. 2 to Revolving Credit Agreement, dated as of March 25, 2015, by and among Southwest Gas Corporation, each of the lenders parties to the Revolving Credit Agreement referred to therein, and the Bank of New York Mellon, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 24, 2015, File No. 1–07850.

10.19 *	Southwest Gas Corporation 2006 Restricted Stock/Unit Plan, as amended and restated. Incorporated herein by reference to Appendix A to the Proxy Statement dated March 28, 2012, File No. 1-07850.

10.20	NPL (Centuri) $300 million Credit Facility Agreement. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended September 30, 2014, File No. 1-07850.

10.21

Amendment No. 1 to Credit Agreement, dated as of January 13, 2016, by and among NPL Construction Co. and Centuri Construction Group, Inc., as US Borrowers, Lynxus Construction Group Inc., a corporation organized under the laws of the Province of Ontario, Canada, as Canadian Borrower, the Lenders party thereto, and Wells Fargo Bank, as Administrative Agent.

12.01	Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.

13.01	Portions of 2015 Annual Report to Shareholders incorporated by reference to the Form 10-K.

21.01	List of subsidiaries of Southwest Gas Corporation.

23.01	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.01	Section 302 Certifications.

32.01	Section 906 Certifications.

101.01

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and Redeemable Noncontrolling Interest, and (vi) the Notes to the Consolidated Financial Statements.

* Management Contracts or Compensation Plans

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS CORPORATION

Date: February 25, 2016	By	/S/ JOHN P. HESTER
John P. Hester
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT L. BOUGHNER (Robert L. Boughner)	Director	February 25, 2016

/S/ JOSÉ A. CÁRDENAS (José A. Cárdenas)	Director	February 25, 2016

/S/ THOMAS E. CHESTNUT (Thomas E. Chestnut)	Director	February 25, 2016

/S/ STEPHEN C. COMER (Stephen C. Comer)	Director	February 25, 2016

/S/ LEROY C. HANNEMAN, JR. (LeRoy C. Hanneman, Jr.)	Director	February 25, 2016

/S/ JOHN P. HESTER (John P. Hester)	Director, President and Chief Executive Officer	February 25, 2016

/S/ ANNE L. MARIUCCI (Anne L. Mariucci)	Director	February 25, 2016

/S/ MICHAEL J. MELARKEY (Michael J. Melarkey)	Chairman of the Board of Directors	February 25, 2016

/S/ JEFFREY W. SHAW (Jeffrey W. Shaw)	Director	February 25, 2016

/S/ A. RANDALL THOMAN (A. Randall Thoman)	Director	February 25, 2016

/S/ THOMAS A. THOMAS (Thomas A. Thomas)	Director	February 25, 2016

/S/ TERRENCE L. WRIGHT (Terrence L. Wright)	Director	February 25, 2016

/S/ ROY R. CENTRELLA (Roy R. Centrella)	Senior Vice President/ Chief Financial Officer	February 25, 2016

/S/ GREGORY J. PETERSON (Gregory J. Peterson)	Vice President, Controller, and Chief Accounting Officer	February 25, 2016