Form 10-Q
period 2016-03-31
SOUTHWEST GAS CORP
filed 2016-05-09
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $1 Par Value, 47,471,582 shares as of April 28, 2016.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except par value)

(Unaudited)

	MARCH 31, 2016	DECEMBER 31, 2015

ASSETS
Utility plant:
Gas plant	$5,961,648	$5,854,917
Less: accumulated depreciation	(2,110,238)	(2,084,007)
Acquisition adjustments, net	325	370
Construction work in progress	77,218	119,805

Net utility plant	3,928,953	3,891,085

Other property and investments	328,115	313,531

Current assets:
Cash and cash equivalents	60,809	35,997
Accounts receivable, net of allowances	271,314	314,512
Accrued utility revenue	45,100	74,700
Income taxes receivable, net	11,926	34,175
Deferred purchased gas costs	—	3,591
Prepaids and other current assets	81,079	95,199

Total current assets	470,228	558,174

Noncurrent assets:
Goodwill	132,774	126,145
Deferred income taxes	598	428
Deferred charges and other assets	455,340	469,322

Total noncurrent assets	588,712	595,895

Total assets	$5,316,008	$5,358,685

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued and outstanding - 47,470,282 and 47,377,575 shares)	$49,100	$49,007
Additional paid-in capital	898,463	896,448
Accumulated other comprehensive income (loss), net	(48,386)	(50,268)
Retained earnings	753,105	699,221

Total Southwest Gas Corporation equity	1,652,282	1,594,408
Noncontrolling interest	(2,099)	(2,083)

Total equity	1,650,183	1,592,325
Redeemable noncontrolling interest	15,960	16,108
Long-term debt, less current maturities	1,388,968	1,551,204

Total capitalization	3,055,111	3,159,637

Current liabilities:
Current maturities of long-term debt	48,596	19,475
Short-term debt	—	18,000
Accounts payable	133,884	164,857
Customer deposits	72,903	72,631
Income taxes payable	8	940
Accrued general taxes	62,233	47,337
Accrued interest	21,814	16,173
Deferred purchased gas costs	100,987	45,601
Other current liabilities	137,642	150,031

Total current liabilities	578,067	535,045

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	789,961	769,445
Accumulated removal costs	304,000	303,000
Other deferred credits and other long-term liabilities	588,869	591,558

Total deferred income taxes and other credits	1,682,830	1,664,003

Total capitalization and liabilities	$5,316,008	$5,358,685

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,		TWELVE MONTHS ENDED MARCH 31,
	2016	2015	2016	2015
Operating revenues:
Gas operating revenues	$525,100	$553,115	$1,426,624	$1,448,709
Construction revenues	206,148	181,105	1,034,029	798,822

Total operating revenues	731,248	734,220	2,460,653	2,247,531

Operating expenses:
Net cost of gas sold	213,600	253,762	523,647	567,741
Operations and maintenance	100,797	95,510	398,486	376,834
Depreciation and amortization	75,360	67,467	278,004	257,603
Taxes other than income taxes	14,013	12,997	50,409	48,793
Construction expenses	193,382	174,928	917,235	709,586

Total operating expenses	597,152	604,664	2,167,781	1,960,557

Operating income	134,096	129,556	292,872	286,974

Other income and (expenses):
Net interest deductions	(17,721)	(17,977)	(71,623)	(72,527)
Other income (deductions)	1,721	2,272	2,328	7,767

Total other income and (expenses)	(16,000)	(15,705)	(69,295)	(64,760)

Income before income taxes	118,096	113,851	223,577	222,214
Income tax expense	42,741	41,972	80,671	79,884

Net income	75,355	71,879	142,906	142,330
Net income (loss) attributable to noncontrolling interests	(91)	(104)	1,126	4

Net income attributable to Southwest Gas Corporation	$75,446	$71,983	$141,780	$142,326

Basic earnings per share	$1.59	$1.54	$3.00	$3.06

Diluted earnings per share	$1.58	$1.53	$2.98	$3.03

Dividends declared per share	$0.450	$0.405	$1.665	$1.500

Average number of common shares outstanding	47,437	46,612	47,196	46,537
Average shares outstanding (assuming dilution)	47,763	47,036	47,562	46,986

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,		TWELVE MONTHS ENDED MARCH 31,
	2016	2015	2016	2015
Net income	$75,355	$71,879	$142,906	$142,330

Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	(18,922)	(107,661)
Amortization of prior service cost	207	206	829	371
Amortization of net actuarial loss	4,196	5,330	20,182	16,330
Prior service cost	—	—	—	(4,130)
Regulatory adjustment	(3,796)	(4,828)	(2,468)	85,373

Net defined benefit pension plans	607	708	(379)	(9,717)

Forward-starting interest rate swaps:
Amounts reclassified into net income	519	519	2,073	2,074

Net forward-starting interest rate swaps	519	519	2,073	2,074

Foreign currency translation adjustments	782	(1,272)	100	(1,931)

Total other comprehensive income (loss), net of tax	1,908	(45)	1,794	(9,574)

Comprehensive income	77,263	71,834	144,700	132,756
Comprehensive income (loss) attributable to noncontrolling interests	(65)	(147)	1,129	(61)

Comprehensive income attributable to Southwest Gas Corporation	$77,328	$71,981	$143,571	$132,817

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED MARCH 31		TWELVE MONTHS ENDED MARCH 31
	2016	2015	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$75,355	$71,879	$142,906	$142,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,360	67,467	278,004	257,603
Deferred income taxes	18,931	7,584	60,132	58,201
Changes in current assets and liabilities:
Accounts receivable, net of allowances	45,525	(31,850)	37,525	(49,491)
Accrued utility revenue	29,600	29,500	(700)	(300)
Deferred purchased gas costs	58,977	59,423	129,120	47,063
Accounts payable	(35,126)	(49,173)	10,556	(24,031)
Accrued taxes	36,298	49,782	(21,889)	2,809
Other current assets and liabilities	6,776	31,548	(6,472)	18,405
Gains on sale	(1,333)	(1,526)	(2,909)	(5,268)
Changes in undistributed stock compensation	1,394	462	3,846	5,674
AFUDC	(532)	(396)	(3,144)	(1,893)
Changes in other assets and deferred charges	(291)	(13,336)	(1,121)	(23,934)
Changes in other liabilities and deferred credits	1,719	876	11,706	(500)

Net cash provided by operating activities	312,653	222,240	637,560	426,668

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(112,561)	(90,391)	(510,170)	(410,397)
Acquisition of businesses, net of cash acquired	—	(9,261)	—	(199,758)
Restricted cash	—	—	785	1,233
Changes in customer advances	3,661	5,446	16,515	21,704
Miscellaneous inflows	1,126	2,835	6,645	10,853
Miscellaneous outflows	—	—	—	(1,400)

Net cash used in investing activities	(107,774)	(91,371)	(486,225)	(577,765)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	401	8,791	27,006	9,089
Dividends paid	(19,220)	(17,023)	(76,445)	(67,955)
Centuri distribution to redeemable noncontrolling interest	(99)	—	(198)	—
Issuance of long-term debt, net	49,375	50,295	134,896	318,498
Retirement of long-term debt	(42,312)	(18,082)	(212,203)	(153,456)
Change in credit facility and commercial paper	(150,000)	(150,000)	—	—
Change in short-term debt	(18,000)	(5,000)	—	—
Principal payments on capital lease obligations	(313)	(386)	(1,347)	(820)
Other	142	(329)	512	(1,066)

Net cash provided by (used in) financing activities	(180,026)	(131,734)	(127,779)	104,290

Effects of currency translation on cash and cash equivalents	(41)	(688)	(760)	(546)

Change in cash and cash equivalents	24,812	(1,553)	22,796	(47,353)
Cash and cash equivalents at beginning of period	35,997	39,566	38,013	85,366

Cash and cash equivalents at end of period	$60,809	$38,013	$60,809	$38,013

Supplemental information:
Interest paid, net of amounts capitalized	$10,593	$10,497	$66,719	$65,575
Income taxes paid	2,136	2,101	43,260	26,110

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

Note 1 – Nature of Operations and Basis of Presentation

Nature of Operations. Southwest Gas Corporation and its subsidiaries (the “Company”) consist of two segments: natural gas operations (“Southwest” or the “natural gas operations” segment) and construction services. Southwest is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity. Results for the natural gas operations segment are higher during winter periods due to the seasonality incorporated in its regulatory rate structures. Centuri Construction Group, Inc. (“Centuri” or the “construction services” segment), a 96.6% owned subsidiary, is a full-service underground piping contractor that primarily provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems, and industrial construction solutions. Centuri operations are generally conducted under the business names of NPL Construction Co. (“NPL”), Link-Line Contractors Ltd. (“Link-Line”), W.S. Nicholls Construction, Inc. and related companies (“W.S. Nicholls”), and Brigadier Pipelines Inc. (“Brigadier”). The Company acquired Link-Line, W.S. Nicholls, and Brigadier in October 2014. In May 2016, the Link-Line name was changed to NPL Canada Ltd. Typically, Centuri revenues are lowest during the first quarter of the year due to unfavorable winter weather conditions. Operating revenues typically improve as more favorable weather conditions occur during the summer and fall months.

Basis of Presentation. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2015 Annual Report to Shareholders, which is incorporated by reference into the 2015 Form 10-K.

Prepaids and other current assets. Prepaids and other current assets includes gas pipe materials and operating supplies of $27 million at March 31, 2016 and $24 million at December 31, 2015 (carried at weighted average cost), and also includes natural gas stored underground and liquefied natural gas, in addition to prepaid assets.

Cash and Cash Equivalents. For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and financial instruments with a purchase-date maturity of three months or less. In general, cash and cash equivalents fall within Level 1 (quoted prices for identical financial instruments) of the three-level fair value hierarchy that ranks the inputs, used to measure fair value, by their reliability. However, cash and cash equivalents at March 31, 2016 and December 31, 2015 also include two money market fund investments totaling approximately $11.3 million and $250,000, respectively, which fall within Level 2 (significant other observable inputs) of the fair value hierarchy, due to the asset valuation methods used by money market funds.

Significant non-cash investing and financing activities for the natural gas operations segment included the following: Upon contract expiration, customer advances of approximately $900,000 and $700,000, during the first three months of 2016 and 2015, respectively, were applied as contributions toward utility construction activity and represent non-cash investing activity. In addition, approximately $2.3 million in proceeds from common stock sales during March 2015 associated with the Equity Shelf Program (see Note 5 – Common Stock) were received after March 31, 2015 and represented a non-cash financing activity in the prior year.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

Goodwill. Goodwill is assessed each October for impairment (required annually by U.S. GAAP), or otherwise, if circumstances indicate impairment to the carrying value of goodwill may have occurred. No impairment was deemed to have occurred in the first three months of 2016.

(In thousands of dollars)	Natural Gas Operations	Construction Services	Consolidated
December 31, 2015	$10,095	$116,050	$126,145
Foreign currency translation adjustment	—	6,629	6,629

March 31, 2016	$10,095	$122,679	$132,774

Intercompany Transactions. Centuri recognizes revenues generated from contracts with Southwest (see Note 3 - Segment Information below). Centuri’s accounts receivable for these services are presented in the table below (thousands of dollars):

	March 31, 2016	December 31, 2015
Centuri accounts receivable for services provided to Southwest	$11,089	$10,006

The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with accounting treatment for rate-regulated entities.

Other Property and Investments. Other property and investments includes (millions of dollars):

	March 31, 2016	December 31, 2015
Centuri property and equipment	$433	$423
Centuri accumulated provision for depreciation and amortization	(216)	(221)
Net cash surrender value of COLI policies	100	99
Other property	11	13

Total	$328	$314

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in the condensed consolidated statements of income (thousands of dollars):

	Three Months Ended		Twelve Months Ended
	March 31		March 31
	2016	2015	2016	2015
Change in COLI policies	$900	$1,300	$(900)	$5,700
Interest income	367	590	1,950	2,695
Equity AFUDC	532	396	3,144	1,894
Foreign transaction gain (loss)	(10)	(327)	(507)	(505)
Miscellaneous income and (expense)	(68)	313	(1,359)	(2,017)

Total other income (deductions)	$1,721	$2,272	$2,328	$7,767

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

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

recognition requirements, entities will be required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Entities may choose between two retrospective transition methods when applying the update. In July 2015, the FASB approved a one-year deferral of the effective date (annual periods beginning after December 15, 2017) and permitted entities to adopt one year earlier (i.e., the original effective date) if they choose. The Company plans to adopt the update at the required adoption date, which is for interim and annual reporting periods commencing January 1, 2018. The Company is evaluating what impact this update might have on its consolidated financial statements and disclosures.

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

In January 2016, the FASB issued the update “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” in order to improve the recognition and measurement of financial instruments. The update makes targeted improvements to existing U.S. GAAP by: 1) requiring equity investments to be measured at fair value with changes in fair value recognized in net income; 2) requiring the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 3) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; 4) eliminating the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and 5) requiring a reporting entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. All entities can early adopt the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is evaluating what impact, if any, this update might have on its consolidated financial statements and disclosures.

In February 2016, the FASB issued the update “Leases (Topic 842)”. Under the update, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and

•	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Though companies have historically been required to make disclosures regarding leases and of contractual obligations, leases (with terms longer than a year) will no longer exist off-balance sheet. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Early application is permitted. The Company plans to adopt the update at the required adoption date, which is for interim and annual reporting periods commencing January 1, 2019. The Company is evaluating what impact this update might have on its consolidated financial statements and disclosures.

In March 2016, the FASB issued the update “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606 Revenue from Contracts with Customers requires an entity to determine whether the nature of its promise is to provide that good or service to the

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The Company plans to adopt the update at the required adoption date, which is for interim and annual reporting periods commencing January 1, 2018. The Company is evaluating what impact this update might have on its consolidated financial statements and disclosures.

In March 2016, the FASB issued the update “Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting”. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. The update requires the recording of all of the tax effects related to share-based payments at settlement (or expiration) through the income statement. Currently, tax benefits in excess of compensation cost (“windfalls”) are recorded in equity, and tax deficiencies (“shortfalls”) are recorded in equity to the extent of previous windfalls, and then recorded in the income statement. While the simplification will reduce some of the administrative complexities by eliminating the need to track a “windfall pool,” it will increase the volatility of income tax expense. The update also allows entities to withhold shares for the employee tax burden up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in a liability classification of the award (currently such withholding is limited to the employer’s minimum statutory withholding). The update clarifies that all cash payments made to taxing authorities on the employees’ behalf for withheld shares should be presented as financing activities on the statement of cash flows. Also, the update requires all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows, a change from the current requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company issues share-based payment awards to its employees and is evaluating the impacts this update might have on its consolidated financial statements and disclosures.

In April 2016, the FASB issued the update “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The update clarifies the following aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. Entities may choose between two retrospective transition methods when applying the update. The Company plans to adopt the update at the required adoption date, which is for interim and annual reporting periods commencing January 1, 2018. The transition methods and the adoption date are the same as those disclosed for the May 2014 Topic 606 update noted above. The Company is evaluating what impact this update might have on its consolidated financial statements and disclosures.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

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

	Qualified Retirement Plan
	Period Ended March 31,
	Three Months		Twelve Months
	2016	2015	2016	2015
(Thousands of dollars)
Service cost	$5,709	$6,280	$24,552	$22,300
Interest cost	11,506	11,058	44,677	43,637
Expected return on plan assets	(14,140)	(14,452)	(57,496)	(54,458)
Amortization of net actuarial loss	6,317	8,185	30,875	25,340

Net periodic benefit cost	$9,392	$11,071	$42,608	$36,819

	SERP
	Period Ended March 31,
	Three Months		Twelve Months
	2016	2015	2016	2015
(Thousands of dollars)
Service cost	$82	$80	$322	$299
Interest cost	465	423	1,737	1,732
Amortization of net actuarial loss	346	324	1,315	911

Net periodic benefit cost	$893	$827	$3,374	$2,942

	PBOP
	Period Ended March 31,
	Three Months		Twelve Months
	2016	2015	2016	2015
(Thousands of dollars)
Service cost	$374	$411	$1,604	$1,236
Interest cost	796	749	3,046	2,871
Expected return on plan assets	(788)	(866)	(3,386)	(3,314)
Amortization of prior service costs	334	333	1,336	599
Amortization of net actuarial loss	104	87	362	87

Net periodic benefit cost	$820	$714	$2,962	$1,479

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

Note 3 – Segment Information

The following tables present revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas	Construction
	Operations	Services	Total
Three months ended March 31, 2016
Revenues from external customers	$525,100	$183,961	$709,061
Intersegment revenues	—	22,187	22,187

Total	$525,100	$206,148	$731,248

Segment net income (loss)	$77,583	$(2,137)	$75,446

Three months ended March 31, 2015
Revenues from external customers	$553,115	$161,089	$714,204
Intersegment revenues	—	20,016	20,016

Total	$553,115	$181,105	$734,220

Segment net income (loss)	$78,921	$(6,938)	$71,983

	Natural Gas	Construction
	Operations	Services	Total
Twelve months ended March 31, 2016
Revenues from external customers	$1,426,624	$927,742	$2,354,366
Intersegment revenues	—	106,287	106,287

Total	$1,426,624	$1,034,029	$2,460,653

Segment net income	$110,287	$31,493	$141,780

Twelve months ended March 31, 2015
Revenues from external customers	$1,448,709	$710,368	$2,159,077
Intersegment revenues	—	88,454	88,454

Total	$1,448,709	$798,822	$2,247,531

Segment net income	$123,194	$19,132	$142,326

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

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

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on a portion (up to 25% in the Arizona and California jurisdictions) of its natural gas supply portfolios. The maturities of the Swaps highly correlate to forecasted purchases of natural gas, during time frames ranging from April 2016 through March 2018. Under such contracts, Southwest pays the counterparty a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas. Only the net differential is actually paid or received. The differential is calculated based on the notional amounts under the contracts, which are detailed in the table below (thousands of dekatherms):

	March 31, 2016	December 31, 2015
Contract notional amounts	8,076	7,407

Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

The following table sets forth the gains and (losses) recognized on the Company’s Swaps (derivatives) for the three- and twelve-month periods ended March 31, 2016 and 2015 and their location in the Condensed Consolidated Statements of Income:

Gains (losses) recognized in income for derivatives not designated as hedging instruments:

(Thousands of dollars)

Instrument	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended				Twelve Months Ended
		March 31				March 31
		2016		2015		2016		2015
Swaps	Net cost of gas sold	$(1,212)		$(2,114)		$(6,696)		$(10,467)
Swaps	Net cost of gas sold	1,212	*	2,114	*	6,696	*	10,467	*

Total		$—		$—		$—		$—

*	Represents the impact of regulatory deferral accounting treatment under U.S. GAAP for rate-regulated entities.

No gains (losses) were recognized in net income or other comprehensive income during the periods presented for derivatives designated as cash flow hedging instruments. Previously, Southwest entered into two forward-starting interest rate swaps (“FSIRS”), both of which were designated cash flow hedges, to partially hedge the risk of interest rate variability during the period leading up to the planned issuance of debt. The first FSIRS terminated in December 2010. The second FSIRS terminated in March 2012. Losses on both FSIRS are being amortized over ten-year periods from Accumulated other comprehensive income (loss) into interest expense.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

The following table sets forth, the fair values of the Company’s Swaps and their location in the Condensed Consolidated Balance Sheets (thousands of dollars):

Fair values of derivatives not designated as hedging instruments:

March 31, 2016 Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total
Swaps	Prepaids and other current assets	$116	$—	$116
Swaps	Other current liabilities	120	(2,523)	(2,403)
Swaps	Other deferred credits	—	(88)	(88)

Total		$236	$(2,611)	$(2,375)

December 31, 2015 Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total
Swaps	Other current liabilities	$—	$(4,267)	$(4,267)
Swaps	Other deferred credits	4	(1,223)	(1,219)

Total		$4	$(5,490)	$(5,486)

The estimated fair values of the natural gas derivatives were determined using future natural gas index prices (as more fully described below). The Company has master netting arrangements with each counterparty that provide for the net settlement (in the settlement month) of all contracts through a single payment. As applicable, the Company has elected to reflect the net amounts in its balance sheets. The Company had no outstanding collateral associated with the Swaps during either period shown in the above table.

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

The following table shows the amounts Southwest paid to counterparties for settlements of matured Swaps.

(Thousands of dollars)	Three Months Ended March 31, 2016	Twelve Months Ended March 31, 2016
Paid to counterparties	$4,324	$7,891

No amounts were received from counterparties during either period indicated above.

The following table details the regulatory assets/(liabilities) offsetting the derivatives at fair value in the Condensed Consolidated Balance Sheets (thousands of dollars).

March 31, 2016 Instrument	Balance Sheet Location	Net Total
Swaps	Other current liabilities	$(116)
Swaps	Prepaids and other current assets	2,403
Swaps	Deferred charges and other assets	88

December 31, 2015 Instrument	Balance Sheet Location	Net Total
Swaps	Prepaids and other current assets	$4,267
Swaps	Deferred charges and other assets	1,219

Fair Value Measurements. The estimated fair values of Southwest’s Swaps were determined at March 31, 2016 and December 31, 2015 using New York Mercantile Exchange (“NYMEX”) futures settlement prices for delivery of natural gas at Henry Hub adjusted by the price of NYMEX ClearPort basis Swaps, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs (inputs, other than quoted prices, for similar assets or liabilities) are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measurement.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

The following table sets forth, by level within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability, the Company’s financial assets and liabilities that were accounted for at fair value:

Level 2 - Significant other observable inputs

(Thousands of dollars)	March 31, 2016	December 31, 2015
Assets at fair value:
Prepaids and other current assets - Swaps	$116	$—

Liabilities at fair value:
Other current liabilities - Swaps	(2,403)	(4,267)
Other deferred credits - Swaps	(88)	(1,219)

Net Assets (Liabilities)	$(2,375)	$(5,486)

No financial assets or liabilities associated with the Swaps, which were accounted for at fair value, fell within Level 1 (quoted prices in active markets for identical financial assets) or Level 3 (significant unobservable inputs) of the fair value hierarchy.

With regard to the fair values of assets associated with the Company’s pension and postretirement benefit plans, asset values were last updated as required as of December 2015. Refer to Note 10 – Pension and Other Post Retirement Benefits in the 2015 Annual Report to Shareholders on Form 10-K.

Note 5 – Common Stock

On March 10, 2015, the Company filed with the Securities Exchange Commission (“SEC”) an automatic shelf registration statement on Form S-3 (File No. 333-202633), which became effective upon filing, for the offer and sale of up to $100,000,000 of the Company’s common stock from time to time in at-the-market offerings under the prospectus included therein and in accordance with the Sales Agency Agreement, dated March 10, 2015, between the Company and BNY Mellon Capital Markets, LLC (the “Equity Shelf Program”). During the three months ending March 31, 2016, the Company sold no shares through the continuous equity offering program. Since the start of the program in March 2015, the Company has sold an aggregate of 645,225 shares of common stock under this program resulting in proceeds to the Company of $35,167,584, net of $355,228 in agent commissions. As of March 31, 2016, the Company had up to $64,477,188 of common stock available for sale under the program. Net proceeds from the sale of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension or improvement of pipeline systems and facilities located in and around the communities Southwest serves.

In addition, during the three months ended March 31, 2016, the Company issued approximately 93,000 shares of common stock through the Stock Incentive Plan, Restricted Stock/Unit Plan, and Management Incentive Plan.

Note 6 – Long-Term Debt

Carrying amounts of the Company’s long-term debt and their related estimated fair values as of March 31, 2016 and December 31, 2015 are disclosed in the following table. The fair values of the revolving credit facility (including commercial paper) and the variable-rate Industrial Development Revenue Bonds (“IDRBs”) approximate their carrying values, as they are repaid quickly (in the case of credit facility borrowings) and have interest rates that reset frequently. They are categorized as Level 1 (quoted prices for identical financial instruments) within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability, due to the Company’s ability to access similar debt arrangements at measurement dates with comparable terms, including variable rates. The fair values of debentures, senior notes, and fixed-rate IDRBs were determined utilizing a market-based valuation approach, where fair market values are determined based on evaluated pricing data, such as broker quotes and yields

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

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

	March 31, 2016		December 31, 2015
	Carrying Amount	Market Value	Carrying Amount	Market Value
(Thousands of dollars)
Debentures:
Notes, 4.45%, due 2020	$125,000	$132,708	$125,000	$130,273
Notes, 6.1%, due 2041	125,000	143,638	125,000	141,581
Notes, 3.875%, due 2022	250,000	265,240	250,000	253,600
Notes, 4.875%, due 2043	250,000	255,485	250,000	251,483
8% Series, due 2026	75,000	97,286	75,000	97,035
Medium-term notes, 7.59% series, due 2017	25,000	26,016	25,000	26,253
Medium-term notes, 7.78% series, due 2022	25,000	30,439	25,000	29,855
Medium-term notes, 7.92% series, due 2027	25,000	32,188	25,000	31,890
Medium-term notes, 6.76% series, due 2027	7,500	8,762	7,500	8,684
Unamortized discount and debt issuance costs	(6,017)		(6,137)

	901,483		901,363

Revolving credit facility and commercial paper	—	—	150,000	150,000

Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Fixed-rate bonds:
4.85% 2005 Series A, due 2035	100,000	101,410	100,000	100,452
4.75% 2006 Series A, due 2036	24,855	25,084	24,855	25,130
Unamortized discount and debt issuance costs	(3,765)		(3,946)

	321,090		320,909

Centuri term loan facility	117,556	117,658	112,571	112,665
Unamortized debt issuance costs	(601)		(692)

	116,955		111,879

Centuri secured revolving credit facility	38,885	38,912	60,627	60,724
Centuri other debt obligations	59,151	58,963	25,901	26,059

	1,437,564		1,570,679
Less: current maturities	(48,596)		(19,475)

Long-term debt, less current maturities	$1,388,968		$1,551,204

In March 2016, the Company amended its $300 million credit facility. The facility was previously scheduled to expire in March 2020 and was extended to March 2021. The Company will continue to use $150 million of the facility as long-term debt and the remaining $150 million for working capital purposes. Interest rates for the credit facility are calculated at either the London Interbank Offered Rate (“LIBOR”) or an “alternate base rate,” plus in each case an applicable margin that is determined based on the Company’s senior unsecured debt rating. At March 31, 2016, the applicable margin is 1% for loans bearing interest with reference to LIBOR and 0% for loans bearing interest with reference to the alternative base rate. At March 31, 2016, no borrowings were outstanding on either the short-term or long-term portions of the credit facility.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

Centuri has a $300 million secured revolving credit and term loan facility that is scheduled to expire in October 2019. At March 31, 2016, $156 million in borrowings were outstanding on the Centuri facility. Centuri assets securing the facility at March 31, 2016 totaled $450 million.

In January 2016, Centuri entered into a $40 million equipment loan due in February 2021 under an existing master loan and security agreement.

Note 7 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income

The table below provides details of activity in equity and the redeemable noncontrolling interest during the three months ended March 31, 2016.

	Southwest Gas Corporation Equity
				Accumulated				Redeemable
			Additional	Other		Non-		Noncontrolling
	Common Stock		Paid-in	Comprehensive	Retained	controlling		Interest
(In thousands, except per share amounts)	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total	(Temporary Equity)
DECEMBER 31, 2015	47,377	$49,007	$896,448	$(50,268)	$699,221	$(2,083)	$1,592,325	$16,108
Common stock issuances	93	93	2,015				2,108
Net income (loss)					75,446	(16)	75,430	(75)
Foreign currency exchange translation adj.				756			756	26
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				607			607
Amounts reclassified to net income, net of tax (FSIRS)				519			519
Centuri distribution to redeemable noncontrolling interest								(99)
Dividends declared
Common: $0.45 per share					(21,562)		(21,562)

MARCH 31, 2016	47,470	$49,100	$898,463	$(48,386)	$753,105	$(2,099)	$1,650,183	$15,960

The following information provides insight into amounts impacting Other Comprehensive Income (Loss), both before and after-tax, within the Condensed Consolidated Statements of Comprehensive Income, which also impact Accumulated Other Comprehensive Income in the Company’s Condensed Consolidated Balance Sheets and the associated column in the equity table above, as well as the Redeemable Noncontrolling Interest. See Note 4 – Derivatives and Fair Value Measurements for additional information on the FSIRS.

Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

(Thousands of dollars)

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount

Defined benefit pension plans:
Amortization of prior service cost	$334	$(127)	$207	$333	$(127)	$206
Amortization of net actuarial (gain)/loss	6,767	(2,571)	4,196	8,596	(3,266)	5,330
Regulatory adjustment	(6,123)	2,327	(3,796)	(7,787)	2,959	(4,828)

Pension plans other comprehensive income (loss)	978	(371)	607	1,142	(434)	708

FSIRS (designated hedging activities):
Amounts reclassifed into net income	836	(317)	519	836	(317)	519

FSIRS other comprehensive income	836	(317)	519	836	(317)	519

Foreign currency translation adjustments:
Translation adjustments	782	—	782	(1,272)	—	(1,272)

Foreign currency other comprehensive income (loss)	782	—	782	(1,272)	—	(1,272)

Total other comprehensive income (loss)	$2,596	$(688)	$1,908	$706	$(751)	$(45)

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

	Twelve Months Ended March 31, 2016			Twelve Months Ended March 31, 2015
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$(30,519)	$11,597	$(18,922)	$(173,646)	$65,985	$(107,661)
Amortization of prior service cost	1,336	(507)	829	599	(228)	371
Amortization of net actuarial (gain)/loss	32,552	(12,370)	20,182	26,338	(10,008)	16,330
Prior service cost	—	—	—	(6,661)	2,531	(4,130)
Regulatory adjustment	(3,982)	1,514	(2,468)	137,699	(52,326)	85,373

Pension plans other comprehensive income (loss)	(613)	234	(379)	(15,671)	5,954	(9,717)

FSIRS (designated hedging activities):
Amounts reclassifed into net income	3,344	(1,271)	2,073	3,345	(1,271)	2,074

FSIRS other comprehensive income (loss)	3,344	(1,271)	2,073	3,345	(1,271)	2,074

Foreign currency translation adjustments:
Translation adjustments	100	—	100	(1,931)	—	(1,931)

Foreign currency other comprehensive income (loss)	100	—	100	(1,931)	—	(1,931)

Total other comprehensive income (loss)	$2,831	$(1,037)	$1,794	$(14,257)	$4,683	$(9,574)

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

Approximately $2.1 million of realized losses (net of tax) related to the FSIRS, reported in Accumulated other comprehensive income (“AOCI”) at March 31, 2016, will be reclassified into interest expense within the next 12 months as the related interest payments on long-term debt occur.

The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets:

AOCI - Rollforward

(Thousands of dollars)

	Defined Benefit Plans			FSIRS			Foreign Currency Items
	Before-Tax	Tax (Expense) Benefit (4)	After- Tax	Before- Tax	Tax (Expense) Benefit	After-Tax	Before- Tax	Tax (Expense) Benefit (4)	After-Tax	AOCI
Beginning Balance AOCI December 31, 2015	$(57,660)	$21,911	$(35,749)	$(19,344)	$7,350	$(11,994)	$(2,525)	$—	$(2,525)	$(50,268)

Translation adjustments	—	—	—	—	—	—	782	—	782	782

Other comprehensive income before reclassifications	—	—	—	—	—	—	782	—	782	782
FSIRS amounts reclassified from AOCI (1)	—	—	—	836	(317)	519	—	—	—	519
Amortization of prior service cost (2)	334	(127)	207	—	—	—	—	—	—	207
Amortization of net actuarial loss (2)	6,767	(2,571)	4,196	—	—	—	—	—	—	4,196
Regulatory adjustment (3)	(6,123)	2,327	(3,796)	—	—	—	—	—	—	(3,796)

Net current period other comprehensive income (loss)	978	(371)	607	836	(317)	519	782	—	782	1,908
Less: Translation adjustment attributable to redeemable noncontrolling interest	—	—	—	—	—	—	26	—	26	26

Net current period other comprehensive income (loss) attributable to Southwest Gas Corporation	978	(371)	607	836	(317)	519	756	—	756	1,882

Ending Balance AOCI March 31, 2016	$(56,682)	$21,540	$(35,142)	$(18,508)	$7,033	$(11,475)	$(1,769)	$—	$(1,769)	$(48,386)

(1)	The FSIRS reclassification amounts are included in the Net interest deductions line item on the Condensed Consolidated Statements of Income.
(2)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).
(3)

The regulatory adjustment represents the portion of the activity above that is expected to be recovered through rates in the future (the related regulatory asset is included in the Deferred charges and other assets line item on the Condensed Consolidated Balance Sheets).

(4)	Tax amounts are calculated using a 38% rate.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

The following table represents amounts (before income tax impacts) included in AOCI (in the table above), that have not yet been recognized in net periodic benefit cost:

Amounts Recognized in AOCI (Before Tax)

(Thousands of dollars)

	March 31, 2016	December 31, 2015
Net actuarial (loss) gain	$(428,502)	$(435,269)
Prior service cost	(6,704)	(7,038)
Less: amount recognized in regulatory assets	378,524	384,647

Recognized in AOCI	$(56,682)	$(57,660)

Note 8 – Construction Services Redeemable Noncontrolling Interest

In conjunction with the acquisition of the Canadian construction businesses in October 2014, the previous owners of the acquired companies currently hold a 3.4% equity interest in Centuri. The previous owners are able to exit their investment retained by requiring the purchase of a portion of their interest commencing July 2017 and in incremental amounts each anniversary date thereafter. The shares subject to the election cumulate (if earlier elections are not made) such that 100% of their interest retained is subject to the election beginning in July 2022. Due to the ability of the noncontrolling parties to redeem their interest for cash, their interest is presented on the Company’s Condensed Consolidated Balance Sheet at March 31, 2016 as a Redeemable noncontrolling interest, a category of mezzanine equity (temporary equity). The following depicts changes to the balance of the redeemable noncontrolling interest between the indicated periods.

Redeemable Noncontrolling Interest
(Thousands of dollars):
Balance, December 31, 2015	$16,108
Net income (loss) attributable to redeemable noncontrolling interest	(75)
Foreign currency exchange translation adjustment	26
Centuri distribution to redeemable noncontrolling interest	(99)

Balance, March 31, 2016	$15,960

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

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

As of March 31, 2016, Southwest had 1,964,000 residential, commercial, industrial, and other natural gas customers, of which 1,049,000 customers were located in Arizona, 723,000 in Nevada, and 192,000 in California. Residential and commercial customers represented over 99% of the total customer base. During the twelve months ended March 31, 2016, 54% of operating margin was earned in Arizona, 35% in Nevada, and 11% in California. During this same period, Southwest earned 85% of its operating margin from residential and small commercial customers, 3% from other sales customers, and 12% from transportation customers. These general patterns are expected to remain materially consistent for the foreseeable future.

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

Centuri Construction Group, Inc. (“Centuri” or the “construction services” segment) is a full-service underground piping contractor that primarily provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems, and develops industrial construction solutions. In October 2014, the Company acquired three privately held construction businesses, primarily based in Canada. The financial information contained herein only includes the results of the acquired entities since October 2014. Centuri operates in 20 major markets in the United States (primarily under the NPL name) and in 2 major markets in Canada (under the Link-Line and W.S. Nicholls names). In May 2016, the Link-Line name was changed to NPL Canada Ltd. Construction activity is cyclical and can be significantly impacted by changes in weather, general and local economic conditions (including the housing market), interest rates, employment levels, job growth, the equipment resale market, pipe replacement programs of utilities, and local and federal regulation (including tax rates and incentives). During the past few years, utilities have implemented or modified pipeline integrity management programs to enhance safety pursuant to federal and state mandates. These programs, coupled with recent bonus depreciation tax deduction incentives, have resulted in a significant increase in multi-year pipeline replacement projects throughout the U.S. Generally, revenues are lowest during the first quarter of the year due to less favorable winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. This is expected in both the U.S. and Canadian markets. In certain circumstances, such as with large bid contracts (especially those of a longer duration), or unit-price contracts with revenue caps, results may be impacted by differences between costs incurred and those anticipated when the work was originally bid.

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as MD&A included in the 2015 Annual Report to Shareholders, which is incorporated by reference into the 2015 Form 10-K.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

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

Summary Operating Results

	Period Ended March 31,
	Three Months		Twelve Months
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Contribution to net income
Natural gas operations	$77,583	$78,921	$110,287	$123,194
Construction services	(2,137)	(6,938)	31,493	19,132

Net income	$75,446	$71,983	$141,780	$142,326

Average number of common shares outstanding	47,437	46,612	47,196	46,537

Basic earnings per share
Consolidated	$1.59	$1.54	$3.00	$3.06

Natural Gas Operations
Operating margin	$311,500	$299,353	$902,977	$880,968

1st Quarter 2016 Overview

Natural gas operations highlights include the following:

•	Operating margin increased $12 million compared to the prior-year quarter

•	Operating expenses increased $13 million compared to the prior-year quarter

•	Other income decreased $847,000 between quarters

•	Filed Arizona general rate case application in May requesting a $74 million increase to operating income

Construction services highlights include the following:

•	Revenues increased $25 million compared to the prior-year quarter

•	Construction expenses increased $18 million compared to the prior-year quarter

•	Net interest deductions increased $390,000

•	Paul M. Daily named Chief Executive Officer of Centuri in April

Customer Growth. Southwest completed 24,000 first-time meter sets, but realized 26,000 net new customers over the last twelve months, an increase of 1.3%. The incremental additions reflect a return to service of customer meters on previously vacant homes. Southwest projects customer growth of about 1.5% for the full year 2016.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended March 31,
	2016	2015
	(Thousands of dollars)
Gas operating revenues	$525,100	$553,115
Net cost of gas sold	213,600	253,762

Operating margin	311,500	299,353
Operations and maintenance expense	100,797	95,510
Depreciation and amortization	60,745	53,675
Taxes other than income taxes	14,013	12,997

Operating income	135,945	137,171
Other income (deductions)	1,755	2,602
Net interest deductions	16,230	16,096

Income before income taxes	121,470	123,677
Income tax expense	43,887	44,756

Contribution to consolidated net income	$77,583	$78,921

The contribution to consolidated net income from natural gas operations decreased $1.3 million between the first quarters of 2016 and 2015. The decline was primarily due to higher operating expenses, partially offset by an increase in operating margin.

Operating margin increased $12 million between quarters. New customers contributed $3 million in operating margin during the first quarter of 2016. Combined rate relief in the California jurisdiction and Paiute Pipeline Company (see Rates and Regulatory Proceedings) provided $3 million in operating margin. Operating margin attributable to the Nevada conservation and energy efficiency surcharge, which was implemented in January 2016, was $4 million. Amounts collected through the surcharge do not impact net income as they also result in an increase in associated amortization expense (discussed below and in Rates and Regulatory Proceedings). Operating margin associated with infrastructure replacement mechanisms, customers outside the decoupling mechanisms, and other miscellaneous revenues increased $2 million.

Operations and maintenance expense increased $5.3 million, or 6%, between quarters due primarily to general cost increases and the timing and scope of pipeline facility maintenance services. In addition, expenses for pipeline integrity management and damage prevention programs increased $1.6 million.

Depreciation and amortization expense increased $7.1 million, or 13%, between quarters. Of the increase, approximately $4.3 million is attributable to amortization related to the recovery of regulatory assets (primarily due to amortization accompanying the recovery of Nevada conservation and energy efficiency programs noted above, and associated with Arizona integrity management and California energy efficiency programs). Additionally, average gas plant in service for the current quarter increased $308 million, or 6%, compared to the corresponding quarter a year ago. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business, which collectively resulted in increased depreciation expense.

Taxes other than income taxes increased $1 million, or 8%, between quarters primarily due to higher property taxes associated with net plant additions.

Other income, which principally includes returns on company-owned life insurance (“COLI”) policies and non-utility expenses, decreased $847,000 between quarters. The current quarter reflects $900,000 of COLI-related income associated with COLI policy cash surrender value increases and recognized death benefits, while the prior-year quarter reflected $1.3 million of COLI-related income. Interest income decreased $223,000 between quarters primarily due to changes in over- and under-collected PGA balances.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

Twelve-Month Analysis

	Twelve Months Ended March 31,
	2016	2015
	(Thousands of dollars)
Gas operating revenues	$1,426,624	$1,448,709
Net cost of gas sold	523,647	567,741

Operating margin	902,977	880,968
Operations and maintenance expense	398,486	376,834
Depreciation and amortization	220,525	206,336
Taxes other than income taxes	50,409	48,793

Operating income	233,557	249,005
Other income (deductions)	1,445	8,155
Net interest deductions	64,229	67,168

Income before income taxes	170,773	189,992
Income tax expense	60,486	66,798

Contribution to consolidated net income	$110,287	$123,194

Contribution to consolidated net income from natural gas operations decreased by $12.9 million between the twelve-month periods of 2016 and 2015. The decrease was primarily due to an increase in operating expenses and a decrease in other income, partially offset by improved operating margin and lower net interest deductions.

Operating margin increased $22 million between periods including $8 million attributable to customer growth and a combined $6 million of rate relief in the California jurisdiction and Paiute Pipeline Company. Operating margin attributable to the Nevada conservation and energy efficiency surcharge implemented in January 2016 was $4 million (a corresponding increase is reflected in amortization expense). Operating margin associated with infrastructure replacement mechanisms, customers outside the decoupling mechanisms, and other miscellaneous revenues improved $4 million.

Operations and maintenance expense increased $21.7 million, or 6%, between periods primarily due to general cost increases, higher employee-related expenses including pension costs (approximately $5 million of which resulted in increased expense), and higher legal claims and expenses. In addition, expenses for pipeline integrity management and damage prevention programs increased (collectively, $4.7 million).

Depreciation and amortization expense increased $14.2 million, or 7%, between periods. Of the increase, approximately $6 million is attributable to amortization related to the recovery of regulatory assets (primarily due to amortization accompanying the recovery of Nevada conservation and energy efficiency programs noted above, and associated with Arizona integrity management and California energy efficiency programs). Additionally, average gas plant in service for the current period increased $281 million, or 5%, as compared to the prior period. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business, which collectively resulted in increased depreciation expense.

Taxes other than income taxes increased $1.6 million between periods primarily due to higher property taxes principally related to net plant additions.

Other income decreased $6.7 million between the twelve-month periods of 2016 and 2015. The current period reflects a $900,000 decrease in COLI policy cash surrender values net of recognized death benefits, while the prior-year period included $5.7 million of COLI-related income.

Net interest deductions decreased $2.9 million between periods. The decrease primarily resulted from the redemptions of $65 million 5.25% 2004 Series A IDRBs in November 2014, $31.2 million 5.00% 2004 Series B IDRBs in May 2015, and $20 million 5.25% 2003 Series D IDRBs in September 2015.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

Results of Construction Services

Results of Construction Services

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2016	2015	2016	2015
(Thousands of dollars)

Construction revenues	$206,148	$181,105	$1,034,029	$798,822
Operating expenses:
Construction expenses	193,382	174,928	917,235	709,586
Depreciation and amortization	14,615	13,792	57,479	51,267

Operating income (loss)	(1,849)	(7,615)	59,315	37,969
Other income (deductions)	(34)	(330)	883	(388)
Net interest deductions	1,491	1,881	7,394	5,359

Income (loss) before income taxes	(3,374)	(9,826)	52,804	32,222
Income tax expense (benefit)	(1,146)	(2,784)	20,185	13,086

Net income (loss)	(2,228)	(7,042)	32,619	19,136
Net income (loss) attributable to noncontrolling interests	(91)	(104)	1,126	4

Contribution to consolidated net income (loss) attributable to Centuri	$(2,137)	$(6,938)	$31,493	$19,132

In October 2014, construction services operations were expanded by the acquisition of the Link-Line group of companies. Line items in the tables above reflect the results of the acquired companies only since the acquisition date.

Quarterly Analysis. Net income contribution for the current quarter improved $4.8 million compared to the first quarter of 2015. Additional pipe replacement work and lower interest expense positively impacted net income, partially offset by increases in depreciation and amortization. The prior-year quarter included a $5.6 million pretax loss reserve on an industrial project in Canada.

Revenues increased $25 million, or 14%, in the first quarter of 2016 when compared to the prior-year quarter, due to incremental work that was able to be completed as a result of favorable weather conditions in several operating areas. The majority of the revenue increase was from the existing base of utility customers and their expanded pipe replacement programs.

Construction expenses increased $18.5 million, or 11%, between quarters, due to the incremental work and additional pipe replacement work noted above. However, the increase overall was mitigated by construction expenses of the prior-year quarter that were impacted by the $5.6 million loss reserve on the Canadian project. Gains on sale of equipment (reflected as an offset to construction expenses) were approximately $1.3 million and $1.5 million for the first quarters of 2016 and 2015, respectively. Depreciation and amortization expense increased $823,000 between quarters due to depreciation on additional equipment purchased to support the growing volume of work being performed, partially offset by a decline in the amortization of certain finite-lived intangible assets recognized from the October 2014 acquisition.

Net interest deductions decreased $390,000 between quarters. The decrease was due primarily to a decline in outstanding borrowings associated with the $300 million secured revolving credit and term loan facility.

Twelve-Month Analysis. Contribution to consolidated net income from construction services for the twelve-month period ended March 31, 2016 increased $12.4 million compared to the same period of 2015. The improvement was primarily due to increased pipe replacement work, partially offset by increases in depreciation and amortization and higher interest expense.

Revenues increased $235.2 million, or 29%, in the current twelve-month period compared to the same period of 2015 primarily due to additional pipe replacement work in the current period and to higher revenues from the acquired companies ($72.5 million). Favorable weather conditions in several operating areas during the first quarter of 2016 and the fourth quarter of 2015 provided an extended construction season. During the past several years, the

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

construction services segment has focused its efforts on obtaining pipe replacement work under both blanket contracts and incremental bid projects. For both the twelve months ended March 31, 2016 and 2015, revenues from replacement work provided over 60% of total revenues.

Construction expenses increased $207.6 million, or 29% between periods, due to additional pipe replacement work during the twelve months ended March 31, 2016 and higher construction costs associated with the acquired companies. General and administrative expense (included in construction expenses) increased $11.7 million. Gains on sale of equipment (reflected as an offset to construction expenses) were $2.9 million and $5.3 million for the twelve-month periods of 2016 and 2015, respectively. Depreciation and amortization expense increased $6.2 million between the current and prior-year periods due to the amortization on finite-lived intangible assets recognized from the acquisition, incremental depreciation from the acquired companies, and increased depreciation for additional equipment purchased to support growth in the volume of work being performed.

Net interest deductions increased $2 million between periods. The increase was primarily due to outstanding borrowings and amortization of debt issuance costs associated with the $300 million secured revolving credit and term loan facility entered into coincident with the acquisition.

Rates and Regulatory Proceedings

Arizona Jurisdiction

Arizona General Rate Case. Southwest filed a general rate application with the Arizona Corporation Commission (“ACC”) in May 2016 requesting an increase in authorized annual operating revenues of approximately $32 million, or 4.2%, to reflect current levels of expense and requested returns, in addition to reflecting capital investments made by Southwest since June 2010. The application requests an overall rate of return of 7.82% on original cost rate base of $1.336 billion, a 10.25% return on common equity, and a capital structure utilizing 52% common equity. The filing includes a depreciation study which supports a proposal to reduce currently effective depreciation expense by approximately $42 million, which is considered in the overall requested amount. This expense reduction coupled with the requested revenue increase, results in a net operating income increase request of $74 million. The Company is also seeking to continue the current Customer-Owned Yard Line (“COYL”) program approved in its last general rate case and to expand this mechanism to include other non-revenue producing projects such as the replacement of vintage steel pipe, while utilizing the same cost recovery methodology. Southwest is also requesting a property tax tracker and to maintain the current decoupled rate design. New rates are expected to be in place by May 2017.

COYL Program. The Company received approval, in connection with its previous Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for approximately 100,000 Arizona customers whose meters were set off from the customer’s home, which is not a traditional configuration. Customers with this configuration were previously responsible for the cost of maintaining these lines and were subject to the immediate cessation of natural gas service if low-pressure leaks occurred. Effective June 2013, the ACC authorized a surcharge to recover the costs of depreciation and pre-tax return on the costs incurred to replace and relocate service lines and meters. The surcharge is revised annually as the program progresses. In 2014, the Company received approval to add a “Phase II” component to the COYL program to include the replacement of non-leaking COYLs. In the most recent annual COYL filing made in February 2016, the Company requested to increase the annual surcharge revenue from $2.5 million to $3.7 million to reflect additional costs incurred for both Phase I and Phase II. This request was based on total capital expenditures of $23.1 million, $13.4 million of which was incurred during 2014 and 2015. In May 2016, the ACC issued a decision approving the surcharge application, effective in June 2016.

LNG (“Liquefied Natural Gas”) Facility. In January 2014, Southwest filed an application with the ACC seeking preapproval to construct, operate and maintain a 233,000 dekatherm LNG facility in southern Arizona and to recover the actual costs, including the establishment of a regulatory asset. This facility is intended to enhance service reliability and flexibility in natural gas deliveries in the southern Arizona area by providing a local storage option, operated by Southwest and connected directly to its distribution system. Southwest requested approval of the actual cost of the project (including those facilities necessary to connect the proposed storage tank to Southwest’s existing distribution system). In December 2014, Southwest received an order from the ACC granting pre-approval of Southwest’s application to construct the LNG facility and the deferral of costs, limited to $50 million. Absent further consideration in the current general rate case, the authorization to defer costs expires on November 1, 2017 (from which point, expenditures incurred would not otherwise be eligible for deferral) and also

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

requires any unquantified cost savings to be deferred. Any gas costs incurred that are not related to the initial construction and placement of the facility are to be recovered through the PGA mechanism. The Company purchased the site for the facility in October 2015 and is preparing the construction requirements bid package for potential contractors. The contract to construct the facility is currently expected to be in place in the second half of 2016 and construction is expected to take approximately two to three years to complete. The Company included a proposal for the ratemaking treatment of facility costs as part of its current Arizona rate case filing.

California Jurisdiction

California Attrition Filing. In November 2015, Southwest made its annual post-test year (“PTY”) attrition filing with the California Public Utilities Commission (“CPUC”), requesting annual revenue increases of $1.8 million in southern California, $499,000 in northern California and $249,000 for South Lake Tahoe. This filing was approved in December 2015 and rates were made effective in January 2016. The CPUC also approved an adjustment to recover costs associated with replacing 7.1 miles of transmission pipeline and installing a remote control shut-off valve. This adjustment is expected to result in an annualized margin increase of $1.7 million during 2016.

Nevada Jurisdiction

Infrastructure Replacement Mechanisms. In January 2014, the Public Utilities Commission of Nevada (“PUCN”) approved final rules for a mechanism to defer and recover certain costs associated with accelerated replacement of non-revenue producing infrastructure. In June 2015, Southwest filed its Gas Infrastructure Replacement (“GIR”) Advance Application with the PUCN proposing $43.5 million of accelerated pipe replacements for 2016 (subject to the GIR mechanism). Once completed, the annualized revenue requirement associated with the accelerated replacement is estimated at $4.2 million. In October 2015, the PUCN approved the GIR Advance Application, granting Southwest the authority to replace the $43.5 million of infrastructure under the GIR mechanism. Also in October 2015, management filed a rate application to reset the GIR surcharge, based upon project costs deferred through August 2015. In December, the PUCN approved new rates, effective in January 2016, which are expected to result in approximately $4 million in annualized revenues.

Conservation and Energy Efficiency. In June 2015, Southwest requested recovery of energy efficiency and conservation development and implementation costs, including promotions and incentives for various programs, as originally approved for deferral by the PUCN effective November 2009. While recovery of these costs was approved as part of the most recent general rate case made effective May 2012, amounts incurred subsequent to the effective date continued to be deferred. Approved rates became effective January 2016 and are currently expected to result in annualized margin increases of $2 million in northern Nevada and $8.7 million in southern Nevada, and also include amounts representing expected program expenditures for 2016. There is, however, no anticipated impact to net income overall from these recoveries as the amounts collected through customer rates will also be reflected as higher amortization expense.

Federal Energy Regulatory Commission (“FERC”) Jurisdiction

General Rate Case. Paiute Pipeline Company (“Paiute”), a wholly owned subsidiary of Southwest, filed a general rate case with the FERC in February 2014. In September 2014, Paiute reached an agreement in principle with the FERC Staff and intervenors to settle the case. In February 2015, the FERC issued a letter order approving the settlement as filed. Tariff charges in compliance with the settlement were filed in March 2015. In addition to agreeing to rate design changes to encourage longer-term contracts with its shippers, the settlement resulted in an annual revenue increase of $2.4 million, plus a $1.3 million depreciation reduction. The settlement implies an 11.5% pre-tax rate of return. Also, as part of this agreement, Paiute agreed to file a rate case no earlier than May 2016 and no later than May 2019.

Elko County Expansion Project. Paiute previously requested to expand its existing transmission system to provide additional firm transportation-service capacity in the Elko County, Nevada area, in order to meet growing natural gas demands caused by increased residential and business load and the greater energy needs of mining operations in the area. In May 2015, the FERC issued an order authorizing a Certificate of Public Convenience and Necessity to Paiute to construct and operate the Elko County Expansion Project, and subsequently provided a formal Notice to Proceed. Construction began in the second quarter of 2015 and the project was placed in service in January 2016 as authorized by the FERC. Rates to begin recovering the cost of the project were implemented in January 2016 and are expected to result in $6 million in revenue annually. The total cost of this project is estimated at approximately $35 million, including remaining costs associated with site restoration along the construction corridor.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

PGA Filings

The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. At March 31, 2016, over-collections in all jurisdictions resulted in a liability of $101 million on the Company’s consolidated balance sheet. Gas cost rates paid to suppliers have been lower than amounts recovered from customers during the first three months of 2016, resulting in additional overrecoveries since December 31, 2015. Tariff rates have been adjusted in all jurisdictions during this period. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on profit margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual consolidated income statement components. These include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).

The following table presents Southwest’s outstanding PGA balances receivable/(payable) (millions of dollars):

	March 31, 2016	December 31, 2015	March 31, 2015
Arizona	$(24.7)	$(3.5)	$25.1
Northern Nevada	(12.6)	(2.3)	0.2
Southern Nevada	(63.4)	(39.8)	(0.4)
California	(0.3)	3.6	3.2

	$(101.0)	$(42.0)	$28.1

Holding Company Reorganization

In 2015, the Board of Directors (“Board”) of the Company authorized management to evaluate and pursue a holding company reorganization to provide further separation between regulated and unregulated businesses, and to provide additional financing flexibility. Regulatory applications for preapproval of the reorganization were filed with the ACC, the CPUC, and the PUCN in October 2015. Approvals were received from the CPUC, the PUCN, and the ACC in January, March, and May of 2016, respectively. The reorganization is also subject to consents from various third parties and final Board approval. Subject to such conditions, the reorganization could become effective in the second half of 2016. In this event, each outstanding share of Southwest Gas common stock would automatically convert into a share of stock in the holding company, on a one-for-one basis.

Capital Resources and Liquidity

Cash on hand and cash flows from operations in the past twelve months have generally provided the majority of cash used in investing activities (primarily for construction expenditures and property additions). During the past three years, the Company was able to achieve cost savings from debt refinancing and strategic debt redemptions. Certain pipe replacement work was accelerated during these years to take advantage of bonus depreciation tax incentives and to fortify system integrity and reliability. In addition, in March 2015, the Company filed an automatic shelf registration statement for the offer and sale of up to $100 million of its common stock for general corporate purposes and for the noted investment activities, refer to Note 5 – Common Stock and the discussion below. The Company’s capitalization strategy is to maintain an appropriate balance of equity and debt to maintain strong investment-grade credit ratings, which should minimize interest costs.

Cash Flows

Operating Cash Flows. Cash flows provided by consolidated operating activities increased $90.4 million in the first three months of 2016 as compared to the same period of 2015. The improvement in operating cash flows was primarily attributable to temporary increases attributable to working capital components overall. For instance, the timing of both billing and collecting accounts receivable balances favorably impacted the current quarter, but had the opposite impact in the prior-year quarter. Additionally, new and updated surcharges for decoupling mechanisms, conservation and energy efficiency and gas infrastructure programs improved cash flows during the first quarter of 2016. Refer to Results of Natural Gas Operations and Rates and Regulatory Proceedings.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

Investing Cash Flows. Cash used in consolidated investing activities increased $16.4 million in the first three months of 2016 as compared to the same period of 2015. The increase was primarily due to additional construction expenditures, including scheduled and accelerated pipe replacement, and equipment purchases by Centuri due to the increased replacement construction work of its customers. In association with the acquisition of construction services businesses, a $9 million working capital adjustment related to a contractual true-up period was paid in the first quarter of 2015.

Financing Cash Flows. Net cash used in consolidated financing activities increased $48.3 million in the first three months of 2016 as compared to the same period of 2015. The long-term debt issuance amounts and retirements of long-term debt are attributable to Centuri’s borrowing and repayment activity. Southwest also issued stock under its Equity Shelf Program in the prior-year quarter. See Note 5 – Common Stock, and discussion below. Dividends paid increased in the first quarter of 2016 as compared to the first quarter of 2015 as a result of an increase in the quarterly dividend rate and an increase in the number of shares outstanding. The majority of Centuri’s borrowings during the twelve months ended March 31, 2015 were associated with the acquisition of construction services businesses noted previously.

The capital requirements and resources of the Company generally are determined independently for the natural gas operations and construction services segments. Each business activity is generally responsible for securing its own financing sources.

Gas Segment Construction Expenditures, Debt Maturities, and Financing

During the twelve-month period ended March 31, 2016, construction expenditures for the natural gas operations segment were $444 million. The majority of these expenditures represented costs associated with scheduled and accelerated replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest were $533 million during this time, which provided sufficient funding for construction expenditures and dividend requirements of the natural gas operations segment.

Southwest estimates natural gas segment construction expenditures during the three-year period ending December 31, 2018 will be between $1.4 billion and $1.6 billion. Of this amount, approximately $460 million is expected to be incurred in 2016. Southwest plans to request regulatory support to accelerate projects that improve system flexibility and reliability (including replacement of early vintage plastic and steel pipe). This includes a future request in California to initiate new programs and a request included in the current Arizona general rate case to expand existing or initiate new programs. If successful, significant replacement activities are expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings for discussion of Nevada infrastructure, Arizona COYL, and an LNG facility. During the three-year period, cash flows from operating activities of Southwest are expected to provide approximately 65% to 75% of the funding necessary for the gas operations total construction expenditures and dividend requirements. Any additional cash requirements are expected to be provided by existing credit facilities and/or other external financing sources. The timing, types, and amounts of any additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest’s service areas, and earnings. External financings could include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

During the three months ended March 31, 2016, the Company issued approximately 93,000 additional shares of common stock collectively through the Restricted Stock/Unit Plan, the Management Incentive Plan, and the Stock Incentive Plan. The Company raised approximately $549,000 from the issuance of shares of common stock through the Stock Incentive Plan.

Bonus Depreciation

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (“PATH Act”) was enacted extending the 50% bonus depreciation tax deduction for qualified property acquired or constructed and placed in-service during 2015 (and additional years as noted below) as well as other tax deductions, credits, and incentives. The bonus depreciation tax deduction will be phased out over five years. The PATH Act provides for a 50% bonus depreciation tax deduction in 2015 through 2017, 40% in 2018, 30% in 2019, and no deduction after 2019. Based on forecasted qualifying construction expenditures, Southwest estimates the bonus depreciation provision of the PATH Act will defer the payment of approximately $55 million of federal income taxes for 2016.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

Dividend Policy

In reviewing dividend policy, the Board of Directors (“Board”) considers the adequacy and sustainability of earnings and cash flows of the Company and its subsidiaries; the strength of the Company’s capital structure; the sustainability of the dividend through all business cycles; and whether the dividend is within a normal payout range for its respective businesses. As a result of its ongoing review of dividend policy, in February 2016, the Board increased the quarterly dividend from 40.5 cents to 45 cents per share, effective with the June 2016 payment. The Board’s policy is to target a dividend payout ratio that allows the Company to maintain its strong credit ratings and effectively fund its rate base growth and is consistent with the local distribution company peer group average. The timing and amount of any increases will be based on the Board’s continual review of the Company’s dividend rate in the context of the performance of the Company’s two operating segments and their future growth prospects.

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

On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At March 31, 2016, the combined balance in the PGA accounts totaled an over-collection of $101 million. See PGA Filings for more information.

In March 2016, the Company amended its $300 million credit and commercial paper facility. The facility was previously scheduled to expire in March 2020 and was extended to March 2021. Southwest has designated $150 million of the $300 million facility for long-term borrowing needs and the remaining $150 million for working capital purposes. The maximum amount outstanding on the credit facility (including a commercial paper program) during the first quarter of 2016 was $68 million. At March 31, 2016, no borrowings were outstanding on either the short-term or long-term portions of the credit facility. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. This credit facility has been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing.

The Company has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by the Company’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At March 31, 2016, no borrowings were outstanding under this program.

Centuri has a $300 million secured revolving credit and term loan facility that is scheduled to expire in October 2019. The term loan facility portion had an initial limit of approximately $150 million, which was reached in 2014 and is in the process of being repaid. No further borrowing is permitted under this portion of the facility. The secured revolving credit facility portion also has a limit of $150 million; amounts borrowed and repaid under this portion of the facility are available to be re-borrowed. The maximum amount outstanding on the credit facility during the first quarter of 2016 was $173 million, including $113 million outstanding on the term loan facility. At March 31, 2016, $38.9 million was outstanding on the Centuri secured revolving credit facility. At March 31, 2016, there was approximately $99 million, net of letters of credit, available under the line of credit.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

The following table sets forth the ratios of earnings to fixed charges for the Company. Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	March 31, 2016	December 31, 2015
Ratio of earnings to fixed charges	3.46	3.43

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and net amortized debt costs.

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “promote,” “seek,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, interest savings, the Company’s COLI strategy, annual COLI returns, replacement market and new construction market, bonus depreciation tax deductions, amount and timing for completion of estimated future construction expenditures, including the LNG facility in southern Arizona and the cost of the Paiute expansion in Elko County, Nevada, forecasted operating cash flows and results of operations, net earnings impacts from gas infrastructure replacement surcharges, funding sources of cash requirements, amounts generally expected to be reflected in 2016 or future period revenues from regulatory rate proceedings including the Arizona general rate case, rates and surcharges, PGA, and other rate adjustments, sufficiency of working capital and current credit facilities, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue the remaining capacity under the Equity Shelf Program, future dividend increases, pension and post-retirement benefits, certain benefits of tax acts, the effect of any rate changes or regulatory proceedings, infrastructure replacement mechanisms and the COYL program or ability to receive approval for an expansion of the program, statements regarding future gas prices, gas purchase contracts and derivative financial instruments, recoverability of regulatory assets, the impact of certain legal proceedings, the success in securing remaining approvals of the proposed holding company structure or timing of the related reorganization, and the timing and results of future rate hearings and approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, the ability to recover costs through the PGA mechanisms or other regulatory assets, the effects of regulation/deregulation, the timing and amount of rate relief, changes in rate design, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, changes in construction expenditures and financing, changes in operations and maintenance expenses, effects of pension expense forecasts, accounting changes, future liability claims, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, impacts of structural and management changes at Centuri, Centuri construction expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements, and ability to successfully procure new work, acquisitions and management’s plans related thereto, competition, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt covenants, and ongoing evaluations in regard to goodwill and other intangible assets. In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing and operating expenses will continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

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

See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Company’s 2015 Annual Report on Form 10-K filed with the SEC. No material changes have occurred related to the Company’s disclosures about market risk.

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

Based on the most recent evaluation, as of March 31, 2016, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

In January 2016, the Company implemented a financial systems modernization project which resulted in a material change in internal controls over financial reporting. This project involved replacing or changing several financial systems previously used by the natural gas operations segment, including the replacement of the general ledger system, updating the payroll/human resources module, and adding substantial functionality in the area of supply chain processes. The new/updated systems were used in administering to and preparing first quarter 2016 financial information. Management monitored developments related to the financial systems modernization project, including working with the project team and management of affected departments to ensure control impacts were identified and documented, in order to assist in evaluating impacts to internal control. Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the implementation process, application controls, and closing process were properly designed to prevent material financial statement errors. Such procedures included the review of required documents, user acceptance testing, change management procedures, assessment of access controls, data migration processes and month-end reconciliations.

There have been no other changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2016 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

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

ITEMS 1A	through 3. None.

ITEM 4.	MINE SAFETY DISCLOSURES Not applicable.

ITEM 5.	OTHER INFORMATION None.

ITEM 6.	EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 3(ii)	-	Amended Bylaws of Southwest Gas Corporation.

Exhibit 10.01	-	Southwest Gas Corporation – Amendment No. 3 to Revolving Credit Agreement. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 28, 2016, File No. 1-07850.

Exhibit 12.01	-	Computation of Ratios of Earnings to Fixed Charges.

Exhibit 31.01	-	Section 302 Certifications.

Exhibit 32.01	-	Section 906 Certifications.

Exhibit 101	-

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
March 31, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: May 9, 2016

/s/ GREGORY J. PETERSON
Gregory J. Peterson
Vice President/Controller and Chief Accounting Officer