Form 10-Q
period 2016-06-30
SOUTHWEST GAS CORP
filed 2016-08-08
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $1 Par Value, 47,481,930 shares as of July 29, 2016.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except par value)

(Unaudited)

	JUNE 30,	DECEMBER 31,
	2016	2015
ASSETS
Utility plant:
Gas plant	$6,019,299	$5,854,917
Less: accumulated depreciation	(2,134,661)	(2,084,007)
Acquisition adjustments, net	280	370
Construction work in progress	115,218	119,805

Net utility plant	4,000,136	3,891,085

Other property and investments	346,057	313,531

Current assets:
Cash and cash equivalents	12,126	35,997
Accounts receivable, net of allowances	263,855	314,512
Accrued utility revenue	32,500	74,700
Income taxes receivable, net	37,455	34,175
Deferred purchased gas costs	—	3,591
Prepaids and other current assets	85,826	95,199

Total current assets	431,762	558,174

Noncurrent assets:
Goodwill	144,086	126,145
Deferred income taxes	752	428
Deferred charges and other assets	444,047	469,322

Total noncurrent assets	588,885	595,895

Total assets	$5,366,840	$5,358,685

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued and outstanding - 47,476,604 and 47,377,575 shares)	$49,106	$49,007
Additional paid-in capital	900,886	896,448
Accumulated other comprehensive income (loss), net	(47,195)	(50,268)
Retained earnings	741,148	699,221

Total Southwest Gas Corporation equity	1,643,945	1,594,408
Noncontrolling interest	(2,175)	(2,083)

Total equity	1,641,770	1,592,325
Redeemable noncontrolling interest	15,542	16,108
Long-term debt, less current maturities	1,427,805	1,551,204

Total capitalization	3,085,117	3,159,637

Current liabilities:
Current maturities of long-term debt	49,567	19,475
Short-term debt	—	18,000
Accounts payable	132,200	164,857
Customer deposits	72,814	72,631
Income taxes payable	7	940
Accrued general taxes	39,337	47,337
Accrued interest	15,849	16,173
Deferred purchased gas costs	126,299	45,601
Other current liabilities	146,648	150,031

Total current liabilities	582,721	535,045

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	817,855	769,445
Accumulated removal costs	306,000	303,000
Other deferred credits and other long-term liabilities	575,147	591,558

Total deferred income taxes and other credits	1,699,002	1,664,003

Total capitalization and liabilities	$5,366,840	$5,358,685

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED		TWELVE MONTHS ENDED
	JUNE 30,		JUNE 30,		JUNE 30,
	2016	2015	2016	2015	2016	2015
Operating revenues:
Gas operating revenues	$255,648	$286,643	$780,748	$839,758	$1,395,629	$1,463,873
Construction revenues	292,100	251,961	498,248	433,066	1,074,168	869,109

Total operating revenues	547,748	538,604	1,278,996	1,272,824	2,469,797	2,332,982

Operating expenses:
Net cost of gas sold	71,416	109,015	285,016	362,777	486,048	578,771
Operations and maintenance	98,744	99,344	199,541	194,854	397,886	378,558
Depreciation and amortization	72,559	66,955	147,919	134,422	283,608	262,372
Taxes other than income taxes	12,987	12,414	27,000	25,411	50,982	50,242
Construction expenses	263,926	225,829	457,308	400,757	955,332	777,773

Total operating expenses	519,632	513,557	1,116,784	1,118,221	2,173,856	2,047,716

Operating income	28,116	25,047	162,212	154,603	295,941	285,266

Other income and (expenses):
Net interest deductions	(18,221)	(17,717)	(35,942)	(35,694)	(72,127)	(72,939)
Other income (deductions)	2,470	162	4,191	2,434	4,636	5,066

Total other income and (expenses)	(15,751)	(17,555)	(31,751)	(33,260)	(67,491)	(67,873)

Income before income taxes	12,365	7,492	130,461	121,343	228,450	217,393
Income tax expense	3,266	2,429	46,007	44,401	81,508	79,627

Net income	9,099	5,063	84,454	76,942	146,942	137,766
Net income (loss) attributable to noncontrolling interests	156	114	65	10	1,168	118

Net income attributable to Southwest Gas Corporation	$8,943	$4,949	$84,389	$76,932	$145,774	$137,648

Basic earnings per share	$0.19	$0.11	$1.78	$1.65	$3.08	$2.95

Diluted earnings per share	$0.19	$0.10	$1.77	$1.63	$3.06	$2.92

Dividends declared per share	$0.450	$0.405	$0.900	$0.810	$1.710	$1.540

Average number of common shares outstanding	47,473	46,869	47,455	46,741	47,347	46,628
Average shares outstanding (assuming dilution)	47,811	47,290	47,787	47,164	47,693	47,070

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED		TWELVE MONTHS ENDED
	JUNE 30,		JUNE 30,		JUNE 30,
	2016	2015	2016	2015	2016	2015
Net income	$9,099	$5,063	$84,454	$76,942	$146,942	$137,766

Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	—	—	(18,922)	(107,661)
Amortization of prior service cost	207	208	414	414	828	524
Amortization of net actuarial loss	4,194	5,328	8,390	10,658	19,048	17,992
Prior service cost	—	—	—	—	—	(4,130)
Regulatory adjustment	(3,796)	(4,828)	(7,592)	(9,656)	(1,436)	83,755

Net defined benefit pension plans	605	708	1,212	1,416	(482)	(9,520)

Forward-starting interest rate swaps:
Amounts reclassified into net income	519	518	1,038	1,037	2,074	2,073

Net forward-starting interest rate swaps	519	518	1,038	1,037	2,074	2,073

Foreign currency translation adjustments	70	209	852	(1,063)	(39)	(1,722)

Total other comprehensive income (loss), net of tax	1,194	1,435	3,102	1,390	1,553	(9,169)

Comprehensive income	10,293	6,498	87,556	78,332	148,495	128,597
Comprehensive income (loss) attributable to noncontrolling interests	159	122	94	(25)	1,166	61

Comprehensive income attributable to Southwest Gas Corporation	$10,134	$6,376	$87,462	$78,357	$147,329	$128,536

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	SIX MONTHS ENDED		TWELVE MONTHS ENDED
	JUNE 30		JUNE 30
	2016	2015	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$84,454	$76,942	$146,942	$137,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,919	134,422	283,608	262,372
Deferred income taxes	45,916	3,896	90,805	43,712
Changes in current assets and liabilities:
Accounts receivable, net of allowances	52,907	6,018	7,039	(33,662)
Accrued utility revenue	42,200	42,100	(700)	(200)
Deferred purchased gas costs	84,289	111,021	102,834	103,906
Accounts payable	(33,358)	(38,471)	1,622	11,704
Accrued taxes	(12,121)	7,614	(28,140)	(1,158)
Other current assets and liabilities	5,793	5,163	18,930	(17,696)
Gains on sale	(2,742)	(2,563)	(3,281)	(4,597)
Changes in undistributed stock compensation	3,514	1,512	4,916	5,719
AFUDC	(1,282)	(1,133)	(3,157)	(2,104)
Changes in other assets and deferred charges	223	(15,239)	1,296	(21,821)
Changes in other liabilities and deferred credits	(2,502)	2,954	5,407	(729)

Net cash provided by operating activities	415,210	334,236	628,121	483,212

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(264,872)	(203,640)	(549,232)	(425,094)
Acquisition of businesses, net of cash acquired	(17,000)	(9,261)	(17,000)	(199,758)
Restricted cash	—	785	—	18,667
Changes in customer advances	2,152	9,689	10,763	21,105
Miscellaneous inflows	4,126	4,892	7,588	9,443
Miscellaneous outflows	—	—	—	(1,400)

Net cash used in investing activities	(275,594)	(197,535)	(547,881)	(577,037)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	487	20,713	15,170	20,881
Dividends paid	(40,583)	(36,001)	(78,830)	(69,960)
Centuri distribution to redeemable noncontrolling interest	(99)	—	(198)	—
Issuance of long-term debt, net	96,128	93,165	138,779	344,674
Retirement of long-term debt	(52,966)	(78,409)	(162,530)	(206,848)
Change in credit facility and commercial paper	(147,500)	(120,000)	(27,500)	30,000
Change in short-term debt	(18,000)	(5,000)	—	—
Principal payments on capital lease obligations	(835)	(722)	(1,533)	(1,156)
Other	(124)	(534)	451	(1,319)

Net cash provided by (used in) financing activities	(163,492)	(126,788)	(116,191)	116,272

Effects of currency translation on cash and cash equivalents	5	(570)	(832)	(428)

Change in cash and cash equivalents	(23,871)	9,343	(36,783)	22,019
Cash and cash equivalents at beginning of period	35,997	39,566	48,909	26,890

Cash and cash equivalents at end of period	$12,126	$48,909	$12,126	$48,909

Supplemental information:
Interest paid, net of amounts capitalized	$33,224	$34,213	$65,634	$67,978
Income taxes paid	4,737	28,479	19,483	40,480

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

Note 1 – Nature of Operations and Basis of Presentation

Nature of Operations. Southwest Gas Corporation and its subsidiaries (the “Company”) consist of two segments: natural gas operations (“Southwest” or the “natural gas operations” segment) and construction services. Southwest is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity. Results for the natural gas operations segment are higher during winter periods due to the seasonality incorporated in its regulatory rate structures. Centuri Construction Group, Inc. (“Centuri” or the “construction services” segment), a 96.6% owned subsidiary, is a full-service underground piping contractor that primarily provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems, and industrial construction solutions. Centuri operations are generally conducted under the business names of NPL Construction Co. (“NPL”), NPL Canada Ltd. (“NPL Canada”, formerly Link-Line Contractors Ltd.), W.S. Nicholls Construction, Inc. and related companies (“W.S. Nicholls”), and Brigadier Pipelines Inc. (“Brigadier”). The Company acquired the businesses associated with NPL Canada, W.S. Nicholls, and Brigadier in October 2014. In May 2016, Centuri acquired two privately held, affiliated construction businesses: Enterprise Trenchless Technologies, Inc. and ETTI Holdings (collectively, “ETTI”). See Acquisition of Construction Services Businesses below for more information. Typically, Centuri revenues are lowest during the first quarter of the year due to unfavorable winter weather conditions. Operating revenues typically improve as more favorable weather conditions occur during the summer and fall months.

Basis of Presentation. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2015 Annual Report to Shareholders, which is incorporated by reference into the 2015 Form 10-K, and the first quarter 2016 Form 10-Q.

Prepaids and other current assets. Prepaids and other current assets includes gas pipe materials and operating supplies of $29 million at June 30, 2016 and $24 million at December 31, 2015 (carried at weighted average cost), and also includes natural gas stored underground and liquefied natural gas, in addition to prepaid assets.

Cash and Cash Equivalents. For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and financial instruments with a purchase-date maturity of three months or less. In general, cash and cash equivalents fall within Level 1 (quoted prices for identical financial instruments) of the three-level fair value hierarchy that ranks the inputs, used to measure fair value, by their reliability. However, cash and cash equivalents at June 30, 2016 and December 31, 2015 also include two money market fund investments totaling approximately $270,000 and $250,000, respectively, which fall within Level 2 (significant other observable inputs) of the fair value hierarchy, due to the asset valuation methods used by money market funds.

Significant non-cash investing and financing activities for the natural gas operations segment included the following: Upon contract expiration, customer advances of approximately $2.5 million and $2 million, during the first six months of 2016 and 2015, respectively, were applied as contributions toward utility construction activity and represent non-cash investing activity.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

Goodwill. Goodwill is assessed each October for impairment (required annually by U.S. GAAP), or otherwise, if circumstances indicate impairment to the carrying value of goodwill may have occurred. No such circumstances indicating impairment were deemed to have occurred in the first six months of 2016. The business acquisition of ETTI was deemed an asset purchase for tax purposes. As a result, approximately $11 million in goodwill associated with ETTI is expected to be tax deductible.

(In thousands of dollars)	Natural Gas Operations	Construction Services	Consolidated
December 31, 2015	$10,095	$116,050	$126,145
Additional goodwill from ETTI acquisition	—	10,726	10,726
Foreign currency translation adjustment	—	7,215	7,215

June 30, 2016	$10,095	$133,991	$144,086

Acquisition of Construction Services Businesses. In May 2016, Centuri completed the acquisition of ETTI, which is based in Lisbon Falls, Maine, and has a primary focus on underground utility installation using horizontal directional drilling technology. The acquisition of ETTI will provide complimentary operational support to Brigadier and expand operations into Maine. Neither the acquisition itself nor the impacts to assets and operations are material to the construction services segment or the Company.

Assets acquired in the transaction were recorded at their acquisition date fair values. The final purchase accounting has not yet been completed. Further refinement could occur; however, no material changes are expected. The preliminary estimated fair values of assets acquired as of May 6, 2016, the acquisition date, are as follows (in millions of dollars):

Acquisition Date
Property, plant and equipment	$4.3
Intangible assets	2.9
Goodwill	10.7

Total assets acquired	$17.9

The purchase price consisted of $17 million in cash on the acquisition date with the remaining amount being deferred over four years.

Intercompany Transactions. Centuri recognizes revenues generated from contracts with Southwest (see Note 3 - Segment Information below). Centuri’s accounts receivable for these services are presented in the table below (thousands of dollars):

	June 30, 2016	December 31, 2015
Centuri accounts receivable for services provided to Southwest	$12,819	$10,006

The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with accounting treatment for rate-regulated entities.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

Other Property and Investments. Other property and investments includes (thousands of dollars):

	June 30, 2016	December 31, 2015
Centuri property and equipment	$458,031	$423,369
Centuri accumulated provision for depreciation and amortization	(225,539)	(221,028)
Net cash surrender value of COLI policies	102,233	99,276
Other property	11,332	11,914

Total	$346,057	$313,531

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in the condensed consolidated statements of income (thousands of dollars):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30		June 30		June 30
	2016	2015	2016	2015	2016	2015
Change in COLI policies	$2,200	$—	$3,100	$1,300	$1,300	$3,400
Interest income	391	161	758	751	2,180	2,244
Equity AFUDC	750	737	1,282	1,133	3,157	2,104
Foreign transaction gain (loss)	(9)	(245)	(19)	(572)	(271)	(750)
Miscellaneous income and (expense)	(862)	(491)	(930)	(178)	(1,730)	(1,932)

Total other income (deductions)	$2,470	$162	$4,191	$2,434	$4,636	$5,066

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

Recently Issued Accounting Standards Updates. In May 2014, the Financial Accounting Standards Board (“FASB”) issued the update “Revenue from Contracts with Customers (Topic 606).” The update replaces much of the current guidance regarding revenue recognition including most industry-specific guidance. In accordance with the update, an entity will be required to identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. In addition to the new revenue recognition requirements, entities will be required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Entities may choose between two retrospective transition methods when applying the update. In July 2015, the FASB approved a one-year deferral of the effective date (annual periods beginning after December 15, 2017) and permitted entities to adopt one year earlier (i.e., the original effective date) if they choose. In March, April, and May of 2016, the FASB issued the updates “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, and “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments in the first two updates, respectively, provide guidance when another party, along with the entity, is involved in providing a good or service to a customer, and clarification of identifying performance obligations and the licensing implementation guidance in Topic 606. The third update includes narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. In addition, a practical expedient is provided for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The collective amendments do not change the core principle of the guidance in Topic 606. The Company plans to adopt all of these updates at the required adoption date, which is for interim and annual reporting periods commencing January 1, 2018. The Company is evaluating what impact these updates might have on its consolidated financial statements and disclosures.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

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

In January 2016, the FASB issued the update “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” in order to improve the recognition and measurement of financial instruments. The update makes targeted improvements to existing U.S. GAAP by: 1) requiring equity investments to be measured at fair value with changes in fair value recognized in net income; 2) requiring the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 3) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; 4) eliminating the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and 5) requiring a reporting entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. All entities can early adopt the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is evaluating what impact, if any, this update might have on its consolidated financial statements and disclosures.

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

In March 2016, the FASB issued the update “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. The update requires the recording of all of the tax effects related to share-based payments at settlement (or expiration) through the income statement. Currently, tax benefits in excess of compensation cost (“windfalls”) are recorded in equity, and tax deficiencies (“shortfalls”) are recorded in equity to the extent of previous windfalls, and then recorded in the income statement. While the simplification will reduce some of the administrative complexities by eliminating the need to track a “windfall pool,” it will increase the volatility of income tax expense. The update also allows entities to withhold shares for the employee tax burden up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in a liability classification of the award (currently such withholding is limited to the employer’s minimum statutory withholding). The update clarifies that all cash payments made to taxing authorities on the employees’ behalf for withheld shares should be presented as financing activities on the statement of cash

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

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

In June 2016, the FASB issued the update “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The update amends guidance on reporting credit losses for financial assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, the update eliminates the “probable” threshold for initial recognition of credit losses in current U.S. GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current U.S. GAAP, however the update will require that credit losses be presented as an allowance rather than as a write-down. This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The update affects loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating what impact, if any, this update might have on its consolidated financial statements and disclosures.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

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

	Qualified Retirement Plan
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2016	2015	2016	2015	2016	2015
(Thousands of dollars)
Service cost	$5,708	$6,281	$11,417	$12,561	$23,979	$23,241
Interest cost	11,507	11,057	23,013	22,115	45,127	43,834
Expected return on plan assets	(14,139)	(14,452)	(28,279)	(28,904)	(57,183)	(55,575)
Amortization of net actuarial loss	6,316	8,186	12,633	16,371	29,005	27,808

Net periodic benefit cost	$9,392	$11,072	$18,784	$22,143	$40,928	$39,308

	SERP
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2016	2015	2016	2015	2016	2015
(Thousands of dollars)
Service cost	$83	$80	$165	$160	$325	$306
Interest cost	465	424	930	847	1,778	1,720
Amortization of net actuarial loss	346	323	692	647	1,338	1,038

Net periodic benefit cost	$894	$827	$1,787	$1,654	$3,441	$3,064

	PBOP
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2016	2015	2016	2015	2016	2015
(Thousands of dollars)
Service cost	$375	$410	$749	$821	$1,569	$1,371
Interest cost	795	750	1,591	1,499	3,091	2,913
Expected return on plan assets	(787)	(866)	(1,575)	(1,732)	(3,307)	(3,364)
Amortization of prior service costs	334	334	668	667	1,336	845
Amortization of net actuarial loss	104	86	208	173	380	173

Net periodic benefit cost	$821	$714	$1,641	$1,428	$3,069	$1,938

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

Note 3 – Segment Information

The following tables present revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas	Construction
	Operations	Services	Total
Three months ended June 30, 2016
Revenues from external customers	$255,648	$266,343	$521,991
Intersegment revenues	—	25,757	25,757

Total	$255,648	$292,100	$547,748

Segment net income	$2,358	$6,585	$8,943

Three months ended June 30, 2015
Revenues from external customers	$286,643	$229,112	$515,755
Intersegment revenues	—	22,849	22,849

Total	$286,643	$251,961	$538,604

Segment net income (loss)	$(657)	$5,606	$4,949

	Natural Gas	Construction
	Operations	Services	Total
Six months ended June 30, 2016
Revenues from external customers	$780,748	$450,304	$1,231,052
Intersegment revenues	—	47,944	47,944

Total	$780,748	$498,248	$1,278,996

Segment net income	$79,941	$4,448	$84,389

Six months ended June 30, 2015
Revenues from external customers	$839,758	$390,201	$1,229,959
Intersegment revenues	—	42,865	42,865

Total	$839,758	$433,066	$1,272,824

Segment net income (loss)	$78,264	$(1,332)	$76,932

	Natural Gas	Construction
	Operations	Services	Total
Twelve months ended June 30, 2016
Revenues from external customers	$1,395,629	$964,973	$2,360,602
Intersegment revenues	—	109,195	109,195

Total	$1,395,629	$1,074,168	$2,469,797

Segment net income	$113,302	$32,472	$145,774

Twelve months ended June 30, 2015
Revenues from external customers	$1,463,873	$782,514	$2,246,387
Intersegment revenues	—	86,595	86,595

Total	$1,463,873	$869,109	$2,332,982

Segment net income	$120,739	$16,909	$137,648

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

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

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on a portion (up to 25% in the Arizona and California jurisdictions) of its natural gas supply portfolios. The maturities of the Swaps highly correlate to forecasted purchases of natural gas, during time frames ranging from July 2016 through March 2018. Under such contracts, Southwest pays the counterparty a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas. Only the net differential is actually paid or received. The differential is calculated based on the notional amounts under the contracts, which are detailed in the table below (thousands of dekatherms):

	June 30, 2016	December 31, 2015
Contract notional amounts	11,220	7,407

Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

The following table sets forth the gains and (losses) recognized on the Company’s Swaps (derivatives) for the three-, six-, and twelve-month periods ended June 30, 2016 and 2015 and their location in the Condensed Consolidated Statements of Income:

Gains (losses) recognized in income for derivatives not designated as hedging instruments:

(Thousands of dollars)

		Three Months Ended				Six Months Ended				Twelve Months Ended
	Location of Gain or (Loss)	June 30				June 30				June 30
Instrument	Recognized in Income on Derivative	2016		2015		2016		2015		2016		2015
Swaps	Net cost of gas sold	$5,537		$707		$4,325		$(1,407)		$(1,866)		$(9,677)
Swaps	Net cost of gas sold	(5,537	)*	(707	)*	(4,325	)*	1,407	*	1,866	*	9,677	*

Total		$—		$—		$—		$—		$—		$—

*	Represents the impact of regulatory deferral accounting treatment under U.S. GAAP for rate-regulated entities.

No gains (losses) were recognized in net income or other comprehensive income during the periods presented for derivatives designated as cash flow hedging instruments. Previously, Southwest entered into two forward-starting interest rate swaps (“FSIRS”), both of which were designated cash flow hedges, to partially hedge the risk of interest rate variability during the period leading up to the planned issuance of debt. The first FSIRS terminated in December 2010, and the second, in March 2012. Losses on both FSIRS are being amortized over ten-year periods from Accumulated other comprehensive income (loss) into interest expense.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

The following table sets forth, the fair values of the Company’s Swaps and their location in the Condensed Consolidated Balance Sheets (thousands of dollars):

Fair values of derivatives not designated as hedging instruments:

June 30, 2016 Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total
Swaps	Deferred charges and other assets	$481	$—	$481
Swaps	Prepaids and other current assets	3,100	(13)	3,087
Swaps	Other current liabilities	133	(380)	(247)

Total		$3,714	$(393)	$3,321

December 31, 2015 Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total
Swaps	Other current liabilities	$—	$(4,267)	$(4,267)
Swaps	Other deferred credits	4	(1,223)	(1,219)

Total		$4	$(5,490)	$(5,486)

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

The following table shows the amounts Southwest paid to counterparties for settlements of matured Swaps.

	Three Months Ended	Six Months Ended	Twelve Months Ended
(Thousands of dollars)	June 30, 2016	June 30, 2016	June 30, 2016
Paid to counterparties	$159	$4,483	$7,360

No amounts were received from counterparties during any of the periods indicated above.

The following table details the regulatory assets/(liabilities) offsetting the derivatives at fair value in the Condensed Consolidated Balance Sheets (thousands of dollars).

June 30, 2016 Instrument	Balance Sheet Location	Net Total
Swaps	Other deferred credits	$(481)
Swaps	Other current liabilities	(3,087)
Swaps	Prepaids and other current assets	247

December 31, 2015 Instrument	Balance Sheet Location	Net Total
Swaps	Prepaids and other current assets	$4,267
Swaps	Deferred charges and other assets	1,219

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

Fair Value Measurements. The estimated fair values of Southwest’s Swaps were determined at June 30, 2016 and December 31, 2015 using New York Mercantile Exchange (“NYMEX”) futures settlement prices for delivery of natural gas at Henry Hub adjusted by the price of NYMEX ClearPort basis Swaps, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs (inputs, other than quoted prices, for similar assets or liabilities) are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measurement.

The following table sets forth, by level within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability, the Company’s financial assets and liabilities that were accounted for at fair value:

Level 2 - Significant other observable inputs

(Thousands of dollars)	June 30, 2016	December 31, 2015
Assets at fair value:
Prepaids and other current assets - Swaps	$3,087	$—
Deferred charges and other assets - Swaps	481	—
Liabilities at fair value:
Other current liabilities - Swaps	(247)	(4,267)
Other deferred credits - Swaps	—	(1,219)

Net Assets (Liabilities)	$3,321	$(5,486)

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

Note 5 – Common Stock

On March 10, 2015, the Company filed with the Securities Exchange Commission (“SEC”) an automatic shelf registration statement on Form S-3 (File No. 333-202633), which became effective upon filing, for the offer and sale of up to $100,000,000 of the Company’s common stock from time to time in at-the-market offerings under the prospectus included therein and in accordance with the Sales Agency Agreement, dated March 10, 2015, between the Company and BNY Mellon Capital Markets, LLC (the “Equity Shelf Program”). During the three and six months ended June 30, 2016, the Company sold no shares through the continuous equity offering program. Since the start of the program in March 2015, the Company has sold an aggregate of 645,225 shares of common stock under this program resulting in proceeds to the Company of $35,167,584, net of $355,228 in agent commissions. As of June 30, 2016, the Company had up to $64,477,188 of common stock available for sale under the program. Net proceeds from the sale of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension or improvement of pipeline systems and facilities located in and around the communities Southwest serves.

In addition, during the six months ended June 30, 2016, the Company issued approximately 99,000 shares of common stock through the Stock Incentive Plan, Restricted Stock/Unit Plan, and Management Incentive Plan.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

Note 6 – Long-Term Debt

Carrying amounts of the Company’s long-term debt and their related estimated fair values as of June 30, 2016 and December 31, 2015 are disclosed in the following table. The fair values of the revolving credit facility (including commercial paper) and the variable-rate Industrial Development Revenue Bonds (“IDRBs”) approximate their carrying values, as they are repaid quickly (in the case of credit facility borrowings) and have interest rates that reset frequently. They are categorized as Level 1 (quoted prices for identical financial instruments) within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability, due to the Company’s ability to access similar debt arrangements at measurement dates with comparable terms, including variable rates. The fair values of debentures, senior notes, and fixed-rate IDRBs were determined utilizing a market-based valuation approach, where fair market values are determined based on evaluated pricing data, such as broker quotes and yields for similar securities adjusted for observable differences. Significant inputs used in the valuation generally include benchmark yield curves, credit ratings and issuer spreads. The external credit rating, coupon rate, and maturity of each security are considered in the valuation, as applicable. The market values of debentures and fixed-rate IDRBs are categorized as Level 2 (observable market inputs based on market prices of similar securities). The Centuri secured revolving credit and term loan facility and Centuri other debt obligations (not actively traded) are categorized as Level 3, based on significant unobservable inputs to their fair values. Since Centuri’s debt is not publicly traded, fair values for the secured revolving credit and term loan facility and other debt obligations were based on a conventional discounted cash flow methodology and utilized current market pricing yield curves, across Centuri’s debt maturity spectrum, of other industrial bonds with an assumed credit rating comparable to the Company’s.

	June 30, 2016		December 31, 2015
	Carrying	Market	Carrying	Market
	Amount	Value	Amount	Value
(Thousands of dollars)
Debentures:
Notes, 4.45%, due 2020	$125,000	$132,663	$125,000	$130,273
Notes, 6.1%, due 2041	125,000	164,395	125,000	141,581
Notes, 3.875%, due 2022	250,000	260,813	250,000	253,600
Notes, 4.875%, due 2043	250,000	285,000	250,000	251,483
8% Series, due 2026	75,000	103,201	75,000	97,035
Medium-term notes, 7.59% series, due 2017	25,000	25,649	25,000	26,253
Medium-term notes, 7.78% series, due 2022	25,000	30,577	25,000	29,855
Medium-term notes, 7.92% series, due 2027	25,000	34,262	25,000	31,890
Medium-term notes, 6.76% series, due 2027	7,500	9,416	7,500	8,684
Unamortized discount and debt issuance costs	(5,894)		(6,137)

	901,606		901,363

Revolving credit facility and commercial paper	2,500	2,500	150,000	150,000

Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Fixed-rate bonds:
4.85% 2005 Series A, due 2035	100,000	99,610	100,000	100,452
4.75% 2006 Series A, due 2036	24,855	25,025	24,855	25,130
Unamortized discount and debt issuance costs	(3,584)		(3,946)

	321,271		320,909

Centuri term loan facility	115,769	115,932	112,571	112,665
Unamortized debt issuance costs	(604)		(692)

	115,165		111,879

Centuri secured revolving credit facility	76,645	76,798	60,627	60,724
Centuri other debt obligations	60,185	62,310	25,901	26,059

	1,477,372		1,570,679
Less: current maturities	(49,567)		(19,475)

Long-term debt, less current maturities	$1,427,805		$1,551,204

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

In March 2016, the Company amended its $300 million credit facility. The facility was previously scheduled to expire in March 2020 and was extended to March 2021. The Company uses $150 million of the facility as long-term debt and the remaining $150 million for working capital purposes. Interest rates for the credit facility are calculated at either the London Interbank Offered Rate (“LIBOR”) or an “alternate base rate,” plus in each case an applicable margin that is determined based on the Company’s senior unsecured debt rating. At June 30, 2016, the applicable margin is 1% for loans bearing interest with reference to LIBOR and 0% for loans bearing interest with reference to the alternative base rate. At June 30, 2016, $2.5 million was outstanding on the long-term portion of the credit facility; there were no borrowings outstanding on the short-term portion.

In June 2016, notices were sent to holders of Southwest’s $100 million 2005 4.85% Series A fixed-rate IDRBs (originally due in 2035) that such IDRBs would be redeemed at par plus accrued interest in July 2016. Sufficient borrowing capacity existed on the long-term portion of Southwest’s credit facility, which was used to fund the redemption. Therefore, the IDRBs redeemed in July 2016 continue to be presented as long-term obligations as of June 30, 2016.

Centuri has a $300 million secured revolving credit and term loan facility that is scheduled to expire in October 2019. At June 30, 2016, $192 million in borrowings were outstanding on the Centuri facility. Centuri assets securing the facility at June 30, 2016 totaled $479 million.

In January 2016, Centuri entered into a $40 million equipment loan due in February 2021 under an existing master loan and security agreement.

Note 7 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income

The table below provides details of activity in equity and the redeemable noncontrolling interest during the six months ended June 30, 2016.

	Southwest Gas Corporation Equity
				Accumulated				Redeemable
			Additional	Other		Non-		Noncontrolling
	Common Stock		Paid-in	Comprehensive	Retained	controlling		Interest
(In thousands, except per share amounts)	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total	(Temporary Equity)
DECEMBER 31, 2015	47,377	$49,007	$896,448	$(50,268)	$699,221	$(2,083)	$1,592,325	$16,108
Common stock issuances	99	99	4,438				4,537
Net income (loss)					84,389	(92)	84,297	157
Redemption value adjustments					653		653	(653)
Foreign currency exchange translation adj.				823			823	29
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				1,212			1,212
Amounts reclassified to net income, net of tax (FSIRS)				1,038			1,038
Centuri distribution to redeemable noncontrolling interest								(99)
Dividends declared
Common: $0.90 per share					(43,115)		(43,115)

JUNE 30, 2016	47,476	$49,106	$900,886	$(47,195)	$741,148	$(2,175)	$1,641,770	$15,542

The following information provides insight into amounts impacting Other Comprehensive Income (Loss), on both before- and after-tax bases, within the Condensed Consolidated Statements of Comprehensive Income, which also impact Accumulated Other Comprehensive Income in the Company’s Condensed Consolidated Balance Sheets and the associated column in the equity table above, as well as the Redeemable Noncontrolling Interest. See Note 4 – Derivatives and Fair Value Measurements for additional information on the FSIRS.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

(Thousands of dollars)

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Amortization of prior service cost	$334	$(127)	$207	$334	$(126)	$208
Amortization of net actuarial (gain)/loss	6,766	(2,572)	4,194	8,595	(3,267)	5,328
Regulatory adjustment	(6,123)	2,327	(3,796)	(7,787)	2,959	(4,828)

Pension plans other comprehensive income (loss)	977	(372)	605	1,142	(434)	708
FSIRS (designated hedging activities):
Amounts reclassifed into net income	837	(318)	519	836	(318)	518

FSIRS other comprehensive income	837	(318)	519	836	(318)	518
Foreign currency translation adjustments:
Translation adjustments	70	—	70	209	—	209

Foreign currency other comprehensive income (loss)	70	—	70	209	—	209

Total other comprehensive income (loss)	$1,884	$(690)	$1,194	$2,187	$(752)	$1,435

	Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Amortization of prior service cost	$668	$(254)	$414	$667	$(253)	$414
Amortization of net actuarial (gain)/loss	13,533	(5,143)	8,390	17,191	(6,533)	10,658
Regulatory adjustment	(12,246)	4,654	(7,592)	(15,574)	5,918	(9,656)

Pension plans other comprehensive income (loss)	1,955	(743)	1,212	2,284	(868)	1,416
FSIRS (designated hedging activities):
Amounts reclassifed into net income	1,673	(635)	1,038	1,672	(635)	1,037

FSIRS other comprehensive income	1,673	(635)	1,038	1,672	(635)	1,037
Foreign currency translation adjustments:
Translation adjustments	852	—	852	(1,063)	—	(1,063)

Foreign currency other comprehensive income (loss)	852	—	852	(1,063)	—	(1,063)

Total other comprehensive income (loss)	$4,480	$(1,378)	$3,102	$2,893	$(1,503)	$1,390

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

	Twelve Months Ended			Twelve Months Ended
	June 30, 2016			June 30, 2015
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$(30,519)	$11,597	$(18,922)	$(173,646)	$65,985	$(107,661)
Amortization of prior service cost	1,336	(508)	828	845	(321)	524
Amortization of net actuarial (gain)/loss	30,723	(11,675)	19,048	29,019	(11,027)	17,992
Prior service cost	—	—	—	(6,661)	2,531	(4,130)
Regulatory adjustment	(2,318)	882	(1,436)	135,089	(51,334)	83,755

Pension plans other comprehensive income (loss)	(778)	296	(482)	(15,354)	5,834	(9,520)
FSIRS (designated hedging activities):
Amounts reclassifed into net income	3,345	(1,271)	2,074	3,344	(1,271)	2,073

FSIRS other comprehensive income (loss)	3,345	(1,271)	2,074	3,344	(1,271)	2,073
Foreign currency translation adjustments:
Translation adjustments	(39)	—	(39)	(1,722)	—	(1,722)

Foreign currency other comprehensive income (loss)	(39)	—	(39)	(1,722)	—	(1,722)

Total other comprehensive income (loss)	$2,528	$(975)	$1,553	$(13,732)	$4,563	$(9,169)

(1)	Tax amounts are calculated using a 38% rate. The Company has elected to indefinitely reinvest the earnings of Centuri’s Canadian subsidiaries in Canada, thus preventing deferred taxes on such earnings. As a result of this assertion, the Company is not recognizing any tax effect or presenting a tax expense or benefit for the currency translation adjustment amount reported in Other Comprehensive Income, as repatriation of earnings is not anticipated.

Approximately $2.1 million of realized losses (net of tax) related to the FSIRS, reported in Accumulated other comprehensive income (“AOCI”) at June 30, 2016, will be reclassified into interest expense within the next 12 months as the related interest payments on long-term debt occur.

The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets:

AOCI - Rollforward

(Thousands of dollars)

	Defined Benefit Plans			FSIRS			Foreign Currency Items
	Before-Tax	Tax (Expense) Benefit (4)	After-Tax	Before-Tax	Tax (Expense) Benefit (4)	After-Tax	Before-Tax	Tax (Expense) Benefit	After-Tax	AOCI
Beginning Balance AOCI December 31, 2015	$(57,660)	$21,911	$(35,749)	$(19,344)	$7,350	$(11,994)	$(2,525)	$—	$(2,525)	$(50,268)

Translation adjustments	—	—	—	—	—	—	852	—	852	852

Other comprehensive income before reclassifications	—	—	—	—	—	—	852	—	852	852
FSIRS amounts reclassified from AOCI (1)	—	—	—	1,673	(635)	1,038	—	—	—	1,038
Amortization of prior service cost (2)	668	(254)	414	—	—	—	—	—	—	414
Amortization of net actuarial loss (2)	13,533	(5,143)	8,390	—	—	—	—	—	—	8,390
Regulatory adjustment (3)	(12,246)	4,654	(7,592)	—	—	—	—	—	—	(7,592)

Net current period other comprehensive income (loss)	1,955	(743)	1,212	1,673	(635)	1,038	852	—	852	3,102
Less: Translation adjustment attributable to redeemable noncontrolling interest	—	—	—	—	—	—	29	—	29	29

Net current period other comprehensive income (loss) attributable to Southwest Gas Corporation	1,955	(743)	1,212	1,673	(635)	1,038	823	—	823	3,073

Ending Balance AOCI June 30, 2016	$(55,705)	$21,168	$(34,537)	$(17,671)	$6,715	$(10,956)	$(1,702)	$—	$(1,702)	$(47,195)

(1)	The FSIRS reclassification amounts are included in the Net interest deductions line item on the Condensed Consolidated Statements of Income.
(2)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).
(3)	The regulatory adjustment represents the portion of the activity above that is expected to be recovered through rates in the future (the related regulatory asset is included in the Deferred charges and other assets line item on the Condensed Consolidated Balance Sheets).
(4)	Tax amounts are calculated using a 38% rate.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

The following table represents amounts (before income tax impacts) included in AOCI (in the table above), that have not yet been recognized in net periodic benefit cost:

Amounts Recognized in AOCI (Before Tax)

(Thousands of dollars)

	June 30, 2016	December 31, 2015
Net actuarial (loss) gain	$(421,736)	$(435,269)
Prior service cost	(6,370)	(7,038)
Less: amount recognized in regulatory assets	372,401	384,647

Recognized in AOCI	$(55,705)	$(57,660)

Note 8 – Construction Services Redeemable Noncontrolling Interest

In conjunction with the acquisition of the Canadian construction businesses in October 2014, the previous owners of the acquired companies currently hold a 3.4% equity interest in Centuri. The previous owners are able to exit their investment retained by requiring the purchase of a portion of their interest commencing July 2017 and in incremental amounts each anniversary date thereafter. The shares subject to the election cumulate (if earlier elections are not made) such that 100% of their interest retained is subject to the election beginning in July 2022. Due to the ability of the noncontrolling parties to redeem their interest for cash, their interest is presented on the Company’s Condensed Consolidated Balance Sheet at June 30, 2016 as a Redeemable noncontrolling interest, a category of mezzanine equity (temporary equity). The following depicts changes to the balance of the redeemable noncontrolling interest between the indicated periods.

Redeemable Noncontrolling Interest
(Thousands of dollars):
Balance, December 31, 2015	$16,108
Net income (loss) attributable to redeemable noncontrolling interest	157
Foreign currency exchange translation adjustment	29
Centuri distribution to redeemable noncontrolling interest	(99)
Adjustment to redemption value	(653)

Balance, June 30, 2016	$15,542

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

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

As of June 30, 2016, Southwest had 1,962,000 residential, commercial, industrial, and other natural gas customers, of which 1,047,000 customers were located in Arizona, 724,000 in Nevada, and 191,000 in California. Residential and commercial customers represented over 99% of the total customer base. During the twelve months ended June 30, 2016, 54% of operating margin was earned in Arizona, 35% in Nevada, and 11% in California. During this same period, Southwest earned 85% of its operating margin from residential and small commercial customers, 3% from other sales customers, and 12% from transportation customers. These general composition patterns are expected to remain materially consistent for the foreseeable future.

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

Centuri Construction Group, Inc. (“Centuri” or the “construction services” segment) is a full-service underground piping contractor that primarily provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems, and develops industrial construction solutions. In October 2014, the Company acquired three privately held construction businesses, primarily based in Canada. The financial information contained herein only includes the results of the acquired entities since October 2014. Centuri operates in 20 major markets in the United States (primarily as NPL) and in 2 major markets in Canada (as NPL Canada, formerly Link-Line Contractors Ltd., and W.S. Nicholls). In May 2016, Centuri completed the acquisition of two privately held, affiliated construction businesses by means of asset purchase. Enterprise Trenchless Technologies, Inc. and ETTI Holdings (collectively, “ETTI”) are based in Lisbon Falls, Maine, with a primary focus on underground utility installation using horizontal directional drilling technology. See the Acquisition of Construction Services Businesses section of Note 1 – Nature of Operations and Basis of Presentation for more information. Construction activity is cyclical and can be significantly impacted by changes in weather, general and local economic conditions (including the housing market), interest rates, employment levels, job growth, the equipment resale market, pipe replacement programs of utilities, and local and federal regulation (including tax rates and incentives). During the past few years, utilities have implemented or modified pipeline integrity management programs to enhance safety pursuant to federal and state mandates. These programs, coupled with recent bonus depreciation tax deduction incentives, have resulted in a significant increase in multi-year pipeline replacement projects throughout the U.S.

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as MD&A included in the 2015 Annual Report to Shareholders, which is incorporated by reference into the 2015 Form 10-K, and the first quarter 2016 Form 10-Q.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

Executive Summary

The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s operations. As needed, certain items are covered in greater detail in later sections of management’s discussion and analysis. As reflected in the table below, the natural gas operations segment accounted for an average of 83% of twelve-month-to-date consolidated net income over the past two years. As such, management’s discussion and analysis is primarily focused on that segment. Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of results for a full year.

Summary Operating Results

	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2016	2015	2016	2015	2016	2015
	(In thousands, except per share amounts)
Contribution to net income (loss)
Natural gas operations	$2,358	$(657)	$79,941	$78,264	$113,302	$120,739
Construction services	6,585	5,606	4,448	(1,332)	32,472	16,909

Net income	$8,943	$4,949	$84,389	$76,932	$145,774	$137,648

Average number of common shares outstanding	47,473	46,869	47,455	46,741	47,347	46,628

Basic earnings per share
Consolidated	$0.19	$0.11	$1.78	$1.65	$3.08	$2.95

Natural Gas Operations
Operating margin	$184,232	$177,628	$495,732	$476,981	$909,581	$885,102

2nd Quarter 2016 Overview

Natural gas operations highlights include the following:

•	Operating margin increased $7 million compared to the prior-year quarter

•	Operations and maintenance expense decreased $600,000 compared to the prior-year quarter

•	Other income increased $2 million between quarters

•	Filed Arizona general rate case application in May, requesting a $74 million increase in annualized operating income

Construction services highlights include the following:

•	Revenues increased $40 million compared to the prior-year quarter

•	Construction expenses increased $38 million compared to the prior-year quarter

•	Acquisition of ETTI construction businesses in May

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended
	June 30,
	2016	2015
	(Thousands of dollars)
Gas operating revenues	$255,648	$286,643
Net cost of gas sold	71,416	109,015

Operating margin	184,232	177,628
Operations and maintenance expense	98,744	99,344
Depreciation and amortization	57,232	52,912
Taxes other than income taxes	12,987	12,414

Operating income	15,269	12,958
Other income (deductions)	2,436	312
Net interest deductions	16,561	15,749

Income (loss) before income taxes	1,144	(2,479)
Income tax expense (benefit)	(1,214)	(1,822)

Contribution to consolidated net income (loss)	$2,358	$(657)

The contribution to consolidated net income from natural gas operations increased $3 million between the second quarters of 2016 and 2015. The improvement was primarily due to higher operating margin and other income, partially offset by higher operating expenses, predominantly related to increased depreciation and amortization.

Operating margin increased approximately $7 million between quarters. Combined rate relief in the California jurisdiction and Paiute Pipeline Company (see Rates and Regulatory Proceedings) provided $2 million in operating margin. Operating margin attributable to the Nevada conservation and energy efficiency (“CEE”) surcharge, which was implemented in January 2016, was $2 million. Amounts collected through the surcharge do not impact net income as they also result in an increase in associated amortization expense (discussed below and in Rates and Regulatory Proceedings). New customers contributed $2 million in operating margin during the second quarter of 2016, as approximately 24,000 net new customers were added during the last twelve months. Operating margin associated with infrastructure replacement mechanisms and customers outside the decoupling mechanisms, as well as other miscellaneous revenues, collectively increased $1 million.

Operations and maintenance expense decreased $600,000, or 1%, between quarters as lower pension costs and a reduction in legal claims and expenses offset general cost increases.

Depreciation and amortization expense increased $4.3 million, or 8%, between quarters. Average gas plant in service for the current quarter increased $338 million, or 6%, compared to the corresponding quarter a year ago. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business, which collectively resulted in increased depreciation expense. In addition, approximately $1.1 million of the increase is attributable to the collective impacts of amortization related to the recovery of regulatory assets.

Taxes other than income taxes increased $573,000, or 5%, between quarters primarily due to higher property taxes associated with net plant additions.

Other income, which principally includes returns on company-owned life insurance (“COLI”) policies and non-utility expenses, increased $2.1 million between quarters. The current quarter reflects $2.2 million of COLI-related income associated with COLI policy cash surrender value increases and recognized net death benefits, while the prior-year quarter reflected no COLI-related income.

Net interest deductions increased $812,000 between quarters, primarily due to higher interest expense associated with PGA balances, partially offset by reductions associated with the redemption of debt ($31.2 million 5% 2004 Series B IDRBs in May 2015 and $20 million 5.25% 2003 Series D IDRBs in September 2015).

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

Six-Month Analysis

	Six Months Ended
	June 30,
	2016	2015
	(Thousands of dollars)
Gas operating revenues	$780,748	$839,758
Net cost of gas sold	285,016	362,777

Operating margin	495,732	476,981
Operations and maintenance expense	199,541	194,854
Depreciation and amortization	117,977	106,587
Taxes other than income taxes	27,000	25,411

Operating income	151,214	150,129
Other income (deductions)	4,191	2,914
Net interest deductions	32,791	31,845

Income before income taxes	122,614	121,198
Income tax expense	42,673	42,934

Contribution to consolidated net income	$79,941	$78,264

The contribution to consolidated net income from natural gas operations increased $1.7 million between the first six months of 2016 and 2015. The improvement was primarily due to higher operating margin and other income, partially offset by an increase in operating expenses, notably depreciation and amortization.

Operating margin increased $19 million between the six-month periods. Operating margin attributable to the Nevada CEE surcharge, which was implemented in January 2016, provided $6 million of the increase. Amounts collected through the surcharge do not impact net income as they also result in an increase in associated amortization expense. New customers contributed $5 million in operating margin during the first six months of 2016. Combined rate relief in the California jurisdiction and Paiute Pipeline Company provided $5 million in operating margin. Operating margin associated with infrastructure replacement mechanisms and customers outside the decoupling mechanisms, as well as other miscellaneous revenues, collectively increased $3 million.

Operations and maintenance expense increased $4.7 million, or 2%, between periods primarily due to increased expenses for pipeline integrity management and damage prevention programs (collectively, $2.3 million) and general cost increases, partially offset by a decline in pension expense.

Depreciation and amortization expense increased $11.4 million, or 11%, between periods. Average gas plant in service for the current period increased $320 million, or 6%, compared to the corresponding period a year ago. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business, which collectively resulted in increased depreciation expense. In addition, approximately $5.4 million of the increase is attributable to amortization related to the recovery of regulatory assets, notably the amortization accompanying the recovery of Nevada CEE costs indicated above.

Taxes other than income taxes increased $1.6 million, or 6%, between periods primarily due to higher property taxes associated with net plant additions.

Other income increased $1.3 million between periods. The current period reflects $3.1 million of COLI-related income associated with cash surrender value increases and recognized net death benefits, while the prior-year period reflected $1.3 million of COLI-related income. Interest income decreased $372,000 between periods primarily due to changes in over- and under-collected PGA balances.

Net interest deductions increased $946,000 between periods primarily due to higher interest expense associated with PGA balances, offset by reductions associated with the redemption of debt ($31.2 million 5% 2004 Series B IDRBs in May 2015 and $20 million 5.25% 2003 Series D IDRBs in September 2015).

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

Twelve-Month Analysis

	Twelve Months Ended
	June 30,
	2016	2015
	(Thousands of dollars)
Gas operating revenues	$1,395,629	$1,463,873
Net cost of gas sold	486,048	578,771

Operating margin	909,581	885,102
Operations and maintenance expense	397,886	378,558
Depreciation and amortization	224,845	208,724
Taxes other than income taxes	50,982	50,242

Operating income	235,868	247,578
Other income (deductions)	3,569	5,619
Net interest deductions	65,041	65,858

Income before income taxes	174,396	187,339
Income tax expense	61,094	66,600

Contribution to consolidated net income	$113,302	$120,739

Contribution to consolidated net income from natural gas operations decreased $7.4 million between the twelve-month periods of 2016 and 2015. The decrease was primarily due to an increase in operating expenses and a decline in other income, partially offset by improved operating margin.

Operating margin increased $24 million between periods including $8 million attributable to customer growth and a combined $7 million of rate relief in the California jurisdiction and Paiute Pipeline Company. Operating margin attributable to the Nevada CEE surcharge implemented in January 2016 was $6 million (a corresponding increase is reflected in amortization expense). Operating margin associated with infrastructure replacement mechanisms and customers outside the decoupling mechanisms, as well as other miscellaneous revenues, collectively improved $3 million.

Operations and maintenance expense increased $19.3 million, or 5%, between periods primarily due to general cost increases and higher employee-related medical and pension costs. In addition, expenses for pipeline integrity management and damage prevention programs collectively increased $4.4 million.

Depreciation and amortization expense increased $16.1 million, or 8%, between periods. Average gas plant in service for the current period increased $295 million, or 5%, as compared to the prior period. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business, which collectively resulted in increased depreciation expense. In addition, approximately $6.4 million of the increase is attributable to amortization related to the recovery of regulatory assets, notably, amortization accompanying the recovery of Nevada CEE costs indicated above.

Taxes other than income taxes increased $740,000 between periods primarily due to higher property taxes associated with net plant additions.

Other income decreased $2.1 million between the twelve-month periods of 2016 and 2015. The current period reflects a $1.3 million increase in income associated with COLI policy cash surrender values and recognized net death benefits, while the prior-year period included $3.4 million of COLI-related income.

Net interest deductions decreased $817,000 between periods. The decrease primarily resulted from the redemptions of $65 million 5.25% 2004 Series A IDRBs in November 2014, $31.2 million 5.00% 2004 Series B IDRBs in May 2015, and $20 million 5.25% 2003 Series D IDRBs in September 2015, partially offset by higher interest expense associated with PGA balances.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

Results of Construction Services

Results of Construction Services

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
(Thousands of dollars)
Construction revenues	$292,100	$251,961	$498,248	$433,066	$1,074,168	$869,109
Operating expenses:
Construction expenses	263,926	225,829	457,308	400,757	955,332	777,773
Depreciation and amortization	15,327	14,043	29,942	27,835	58,763	53,648

Operating income	12,847	12,089	10,998	4,474	60,073	37,688
Other income (deductions)	34	(150)	—	(480)	1,067	(553)
Net interest deductions	1,660	1,968	3,151	3,849	7,086	7,081

Income before income taxes	11,221	9,971	7,847	145	54,054	30,054
Income tax expense	4,480	4,251	3,334	1,467	20,414	13,027

Net income (loss)	6,741	5,720	4,513	(1,322)	33,640	17,027
Net income attributable to noncontrolling interests	156	114	65	10	1,168	118

Contribution to consolidated net income (loss) attributable to Centuri	$6,585	$5,606	$4,448	$(1,332)	$32,472	$16,909

In October 2014, construction services operations were expanded by the acquisition of the Canadian group of companies. In May 2016, Centuri acquired ETTI. Line items in the tables above reflect the results of the acquired companies only since the acquisition dates.

Quarterly Analysis. Net income contribution for the current quarter improved $979,000 compared to the second quarter of 2015. Additional pipe replacement work and lower interest expense positively impacted net income, partially offset by increases in depreciation and amortization.

Revenues increased $40.1 million, or 16%, in the second quarter of 2016 when compared to the prior-year quarter, primarily due to additional pipe replacement work. In addition, incremental work was completed as a result of favorable weather conditions in several operating areas. The majority of the revenue increase was from the existing base of utility customers and their expanded pipe replacement programs. The newly acquired ETTI provided $1.1 million in revenue.

Construction expenses increased $38.1 million, or 17%, between quarters, due to the additional pipe replacement work and incremental work noted above. Gains on sale of equipment (reflected as an offset to construction expenses) were approximately $1.4 million and $1 million for the second quarters of 2016 and 2015, respectively. Depreciation and amortization expense increased $1.3 million between quarters due to depreciation on additional equipment purchased to support the growing volume of work being performed ($1.9 million), partially offset by a decline in the amortization of certain finite-lived intangible assets recognized from the October 2014 acquisition ($600,000).

Net interest deductions decreased $308,000 between quarters. The decrease was due primarily to a decline in outstanding borrowings for the comparative periods associated with the $300 million secured revolving credit and term loan facility.

Six-Month Analysis. Net income contribution for the first six months of 2016 improved $5.8 million compared to the same period of 2015. Additional pipe replacement work and lower interest expense positively impacted net income, partially offset by increases in depreciation and amortization. The prior-year period included a $7.6 million pretax loss reserve on an industrial project in Canada.

Revenues increased $65.2 million, or 15%, in the first six months of 2016 when compared to the prior-year period, primarily due to additional pipe replacement work and incremental work that was able to be completed as a result of favorable weather conditions in several operating areas during the first six months of 2016.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

Construction expenses increased $56.6 million, or 14%, between periods, due to the additional pipe replacement work and incremental work noted above. Gains on sale of equipment (reflected as an offset to construction expenses) were approximately $2.7 million and $2.6 million for the first six months of 2016 and 2015, respectively. Depreciation and amortization expense increased $2.1 million between periods due to depreciation on additional equipment purchased to support the growing volume of work being performed ($3.3 million), partially offset by a decline in the amortization of certain finite-lived intangible assets recognized from the October 2014 acquisition ($1.2 million).

Net interest deductions decreased $698,000 between periods. The decrease was due primarily to a decline in outstanding borrowings between comparative periods associated with the $300 million secured revolving credit and term loan facility.

Twelve-Month Analysis. Contribution to consolidated net income from construction services for the twelve-month period ended June 30, 2016 increased $15.6 million compared to the same period of 2015. The improvement includes increased pipe replacement work, partially offset by increases in depreciation and amortization. The prior-year period reflects the $7.6 million pretax loss reserve on an industrial project in Canada, while the current period includes an approximate $4 million pretax favorable settlement related to the project.

Revenues increased $205.1 million, or 24%, in the current twelve-month period compared to the same period of 2015 primarily due to additional pipe replacement work in the current period and to higher revenues from the acquired companies in Canada. Favorable weather conditions in several operating areas during the first half of 2016 and the fourth quarter of 2015 provided an extended construction season. During the past several years, the construction services segment has focused its efforts on obtaining pipe replacement work under both blanket contracts and incremental bid projects. For both the twelve months ended June 30, 2016 and 2015, revenues from replacement work provided over 60% of total revenues.

Construction expenses increased $177.6 million, or 23% between periods, due to additional pipe replacement work during the twelve months ended June 30, 2016 and higher construction costs associated with the acquired Canadian companies. Gains on sale of equipment (reflected as an offset to construction expenses) were $3.3 million and $4.6 million for the twelve-month periods of 2016 and 2015, respectively. Depreciation and amortization expense increased $5.1 million between the current and prior-year periods due to increased depreciation for additional equipment purchased to support growth in the volume of work being performed and incremental depreciation from the acquired Canadian companies, partially offset by lower amortization on finite-lived intangible assets recognized from the acquisition.

Rates and Regulatory Proceedings

Arizona Jurisdiction

Arizona General Rate Case. Southwest filed a general rate application with the Arizona Corporation Commission (“ACC”) in May 2016 requesting an increase in authorized annual operating revenues of approximately $32 million, or 4.2%, to reflect current levels of expense and requested returns, in addition to reflecting capital investments made by Southwest since June 2010. The application requests an overall rate of return of 7.82% on an original cost rate base of $1.336 billion, a 10.25% return on common equity, and a capital structure utilizing 52% common equity. The filing includes a depreciation study that supports a proposal to reduce currently effective depreciation expense by approximately $42 million, which is considered in the overall requested amount. This expense reduction coupled with the requested revenue increase, results in a net annual operating income increase request of $74 million. The Company is also seeking to continue the current Customer-Owned Yard Line (“COYL”) program approved in its last general rate case and to expand this mechanism to include other non-revenue producing projects such as the replacement of vintage steel pipe, while utilizing the same cost recovery methodology. Southwest is also requesting a property tax tracker and to maintain the current decoupled rate design. A procedural order has been issued; with hearings, if necessary, scheduled for February 2017. New rates are expected to be in place by May 2017.

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

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

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

LNG (“Liquefied Natural Gas”) Facility. In January 2014, Southwest filed an application with the ACC seeking preapproval to construct, operate and maintain a 233,000 dekatherm LNG facility in southern Arizona and to recover the actual costs, including the establishment of a regulatory asset. This facility is intended to enhance service reliability and flexibility in natural gas deliveries in the southern Arizona area by providing a local storage option, to be operated by Southwest and connected directly to its distribution system. Southwest requested approval of the actual cost of the project (including those facilities necessary to connect the proposed storage tank to Southwest’s existing distribution system). In December 2014, Southwest received an order from the ACC granting pre-approval of Southwest’s application to construct the LNG facility and the deferral of costs, limited to $50 million. Absent further consideration in the current general rate case, the authorization to defer costs expires on November 1, 2017 (from which point, expenditures incurred would not otherwise be eligible for deferral) and also requires any unquantified cost savings to be deferred. Any gas costs incurred that are not related to the initial construction and placement of the facility are to be recovered through the PGA mechanism. The Company purchased the site for the facility in October 2015 and is in the Request for Proposal (“RFP”) process, with the proposals due from potential contractors in September 2016. The contract to construct the facility is currently expected to be in place in the second half of 2016 and construction is expected to take approximately two to three years to complete. The Company included a proposal for the ratemaking treatment of facility costs as part of its current Arizona rate case filing.

California Jurisdiction

California Attrition Filing. In November 2015, Southwest made its annual post-test year (“PTY”) attrition filing with the California Public Utilities Commission (“CPUC”), requesting annual revenue increases of $1.8 million in southern California, $499,000 in northern California, and $249,000 for South Lake Tahoe. This filing was approved in December 2015 and rates were made effective in January 2016. The CPUC also approved an adjustment to recover costs associated with replacing 7.1 miles of transmission pipeline and installing a remote control shut-off valve. This adjustment is expected to result in an annualized margin increase of $1.7 million during 2016.

Nevada Jurisdiction

Infrastructure Replacement Mechanisms. In January 2014, the Public Utilities Commission of Nevada (“PUCN”) approved final rules for a mechanism to defer and recover certain costs associated with accelerated replacement of non-revenue producing infrastructure. This mechanism has been in place since that time. In October 2015, the PUCN approved a GIR Advance Application, granting Southwest the authority to replace $43.5 million of infrastructure under the GIR mechanism and management filed a separate rate application to reset the GIR surcharge, based upon project costs deferred through August 2015. In December 2015, the PUCN approved new rates, effective in January 2016, which are expected to result in approximately $4 million in annualized revenues. For 2016, the annualized revenue requirement associated with the accelerated pipe replacement approved in 2015 to be completed during 2016 is estimated at $4.2 million. In June 2016, Southwest filed a GIR Advance Application with the PUCN for projects expected to be completed during 2017. This filing proposed approximately $60 million of accelerated pipe replacement to include early vintage plastic, early vintage steel, and a COYL program with an annualized revenue requirement estimated at approximately $5 million. The COYL program, while not large in magnitude, represents the first of its kind in Nevada, modeled after the program in place in Southwest’s Arizona jurisdiction for several years. Management currently expects a decision, associated with these endeavors, during the fourth quarter of 2016.

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

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

annualized margin increases of $2 million in northern Nevada and $8.7 million in southern Nevada, and also include amounts representing expected program expenditures for 2016. There is, however, no anticipated impact to net income overall from these recoveries as the amounts collected through customer rates are also reflected as higher amortization expense.

Federal Energy Regulatory Commission (“FERC”) Jurisdiction

General Rate Case. Paiute Pipeline Company (“Paiute”), a wholly owned subsidiary of Southwest, filed a general rate case with the FERC in February 2014. In September 2014, Paiute reached an agreement in principle with the FERC Staff and intervenors to settle the case. In February 2015, the FERC issued a letter order approving the settlement as filed. Tariff changes in compliance with the settlement were filed in March 2015. In addition to agreeing to rate design changes to encourage longer-term contracts with its shippers, the settlement resulted in an annual revenue increase of $2.4 million, plus a $1.3 million depreciation reduction. The settlement implies an 11.5% pre-tax rate of return. Also, as part of this agreement, Paiute agreed to file a rate case no earlier than May 2016 and no later than May 2019.

Elko County Expansion Project. Paiute previously requested to expand its existing transmission system to provide additional firm transportation-service capacity in the Elko County, Nevada area, in order to meet growing natural gas demands caused by increased residential and business load and the greater energy needs of mining operations in the area. In May 2015, the FERC issued an order authorizing a Certificate of Public Convenience and Necessity to Paiute to construct and operate the Elko County Expansion Project, and subsequently provided a formal Notice to Proceed. Construction began in the second quarter of 2015 and the project was placed in service in January 2016 as authorized by the FERC. Rates to begin recovering the cost of the project were implemented in January 2016 and are expected to result in $6 million in revenue annually. The total cost of this project was estimated at approximately $35 million, and total costs, including costs associated with site restoration along the construction corridor, have not exceeded original estimates.

PGA Filings

The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. At June 30, 2016, over-collections in all jurisdictions resulted in a liability of $126.3 million on the Company’s condensed consolidated balance sheet. Gas cost rates paid to suppliers have been lower than amounts recovered from customers during the first six months of 2016, resulting in additional overrecoveries since December 31, 2015. Tariff rates have been adjusted in all jurisdictions during this period. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on profit margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual consolidated income statement components. These include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).

The following table presents Southwest’s outstanding PGA balances receivable/(payable) (thousands of dollars):

	June 30, 2016	December 31, 2015	June 30, 2015
Arizona	$(33,941)	$(3,537)	$3,487
Northern Nevada	(14,380)	(2,311)	(5,521)
Southern Nevada	(75,440)	(39,753)	(21,695)
California	(2,538)	3,591	264

	$(126,299)	$(42,010)	$(23,465)

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

Holding Company Reorganization

In 2015, the Board of Directors (“Board”) of the Company authorized management to evaluate and pursue a holding company reorganization to provide further separation between regulated and unregulated businesses, and to provide additional financing flexibility. Following the holding company reorganization, Centuri and Southwest Gas would each be subsidiaries of the new publicly traded parent holding company but Centuri would no longer be a subsidiary of Southwest Gas. All of Southwest Gas Corporation’s outstanding debt securities (not associated with Centuri) at the time of the reorganization will remain at the Southwest Gas utility entity. Regulatory applications for preapproval of the reorganization were filed with the ACC, the CPUC, and the PUCN in October 2015. Approvals were received from the CPUC, the PUCN, and the ACC in January, March, and May of 2016, respectively. The reorganization is also subject to consents from various third parties and final Board approval. Subject to such conditions, the reorganization could become effective as early as the fourth quarter of 2016. In this event, each outstanding share of Southwest Gas common stock would automatically convert into a share of stock in the holding company, on a one-for-one basis.

Capital Resources and Liquidity

Cash on hand and cash flows from operations in the past twelve months have generally provided the majority of cash used in investing activities (primarily for construction expenditures and property additions). During the past three years, the Company was able to achieve cost savings from debt refinancing and strategic debt redemptions. Certain pipe replacement work was accelerated during these years to take advantage of bonus depreciation tax incentives and to fortify system integrity and reliability, largely supported by favorable regulatory mechanisms. In addition, in March 2015, the Company filed an automatic shelf registration statement for the offer and sale of up to $100 million of its common stock for general corporate purposes and for the noted investment activities, refer to Note 5 – Common Stock and the discussion below. The Company’s capitalization strategy is to maintain an appropriate balance of equity and debt to maintain strong investment-grade credit ratings, which should minimize interest costs.

Cash Flows

Operating Cash Flows. Cash flows provided by consolidated operating activities increased $81 million in the first six months of 2016 as compared to the same period of 2015. The improvement in operating cash flows included temporary increases in working capital components overall and an increase in net income. For instance, the timing of both billing and collecting accounts receivable balances favorably impacted the current period and, to a much smaller degree, the prior-year period. Additionally, new and updated surcharges for decoupling mechanisms, conservation and energy efficiency and gas infrastructure programs improved cash flows during the first six months of 2016. Refer to Results of Natural Gas Operations and Rates and Regulatory Proceedings.

Investing Cash Flows. Cash used in consolidated investing activities increased $78.1 million in the first six months of 2016 as compared to the same period of 2015. The increase was primarily due to additional construction expenditures, including scheduled and accelerated pipe replacement, and equipment purchases by Centuri due to the increased replacement construction work of its customers. In addition, the current period included outflows of $17 million to facilitate the acquisition of ETTI in the construction services segment (see the Acquired Construction Services Businesses section of Note 1 – Nature of Operations and Basis of Presentation for more information). In association with the earlier acquisition of construction services businesses in Canada, a $9 million working capital adjustment related to a contractual true-up period was paid in the first quarter of 2015.

Financing Cash Flows. Net cash used in consolidated financing activities increased $36.7 million in the first six months of 2016 as compared to the same period of 2015. The long-term debt issuance amounts and retirements of long-term debt during this period are attributable to Centuri’s borrowing and repayment activity. Southwest also issued stock under its Equity Shelf Program in the first six months of 2015. See Note 5 – Common Stock, and discussion below. Dividends paid increased in the first six months of 2016 as compared to the same period of 2015 as a result of an increase in the quarterly dividend rate and an increase in the number of shares outstanding.

The capital requirements and resources of the Company generally are determined independently for the natural gas operations and construction services segments. Each business activity is generally responsible for securing its own financing sources.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

Gas Segment Construction Expenditures, Debt Maturities, and Financing

During the twelve-month period ended June 30, 2016, construction expenditures for the natural gas operations segment were $475 million. The majority of these expenditures represented costs associated with scheduled and accelerated replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest were $540 million during this time, which provided the majority of the funding for construction expenditures and dividend requirements of the natural gas operations segment.

Southwest estimates natural gas segment construction expenditures during the three-year period ending December 31, 2018 will be between $1.4 billion and $1.6 billion. Of this amount, approximately $460 million is expected to be incurred in the full year 2016. Southwest plans to continue, as appropriate, to request regulatory support to accelerate projects that improve system flexibility and reliability (including replacement of early vintage plastic and steel pipe). This includes the recent request in Nevada to complete $60 million in accelerated replacement projects in 2017 and a future request in California to initiate new programs, as well as a request included in the current Arizona general rate case to expand existing or initiate new programs. If successful, significant replacement activities are expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings for discussion of Nevada infrastructure, Arizona COYL, and an LNG facility. During the three-year period, cash flows from operating activities of Southwest are expected to provide approximately 65% to 75% of the funding necessary for the gas operations’ total construction expenditures and dividend requirements. Any additional cash requirements are expected to be provided by existing credit facilities and/or other external financing sources. The timing, types, and amounts of any additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest’s service areas, and earnings. External financings could include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

During the six months ended June 30, 2016, the Company issued approximately 99,000 additional shares of common stock collectively through the Restricted Stock/Unit Plan, the Management Incentive Plan, and the Stock Incentive Plan. The Company raised approximately $671,000 from the issuance of shares of common stock through the Stock Incentive Plan.

Bonus Depreciation

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (“PATH Act”) was enacted, extending the 50% bonus depreciation tax deduction for qualified property acquired or constructed and placed in-service during 2015 (and additional years as noted below) as well as other tax deductions, credits, and incentives. The bonus depreciation tax deduction will be phased out over five years. The PATH Act provides for a 50% bonus depreciation tax deduction in 2015 through 2017, 40% in 2018, 30% in 2019, and no bonus deduction after 2019. Southwest estimates the bonus depreciation provision of the PATH Act will defer the payment of more than $55 million of federal income taxes for 2016. The actual amount will be dependent upon the ultimate level of qualifying expenditures.

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

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

service territories, Southwest’s ability to access and obtain capital from external sources, interest rates, changes in income tax laws, pension funding requirements, inflation, and the level of Company earnings. Natural gas prices and related gas cost recovery/refunding rates have historically had the most significant impact on Company liquidity.

On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At June 30, 2016, the combined balance in the PGA accounts totaled an over-collection of $126.3 million. See PGA Filings for more information.

In March 2016, the Company amended its $300 million credit and commercial paper facility. The facility was previously scheduled to expire in March 2020 and was extended to March 2021. Southwest has designated $150 million of the $300 million facility for long-term borrowing needs and the remaining $150 million for working capital purposes. The maximum amount outstanding on the credit facility (including a commercial paper program) during the first six months of 2016 was $68 million. At June 30, 2016, $2.5 million was outstanding on the long-term portion of the credit facility; there were no borrowings outstanding on the short-term portion. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. This credit facility has been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing.

The Company has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by the Company’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At June 30, 2016, no borrowings were outstanding under this program.

In June 2016, notices were sent to holders of Southwest’s $100 million 2005 4.85% Series A fixed-rate IDRBs (originally due in 2035) that such IDRBs would be redeemed at par plus accrued interest in July 2016. Sufficient capacity existed on the long-term portion of Southwest’s credit facility, which was used to fund the redemption. Therefore, the IDRBs redeemed in July 2016 continue to be presented as long-term obligations as of June 30, 2016.

Centuri has a $300 million secured revolving credit and term loan facility that is scheduled to expire in October 2019. The term loan facility portion had an initial limit of approximately $150 million, which was reached in 2014 and is in the process of being repaid. No further borrowing is permitted under this portion of the facility. The secured revolving credit facility portion also has a limit of $150 million; amounts borrowed and repaid under this portion of the facility are available to be re-borrowed. The maximum amount outstanding on the credit facility during the first six months of 2016 was $192 million, at which point $116 million was outstanding on the term loan facility. At June 30, 2016, $76.6 million was outstanding on the Centuri secured revolving credit facility. At June 30, 2016, there was approximately $60 million, net of letters of credit, available under the line of credit.

The following table sets forth the ratios of earnings to fixed charges for the Company. Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	June 30,	December 31,
	2016	2015
Ratio of earnings to fixed charges	3.49	3.43

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and net amortized debt costs.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “promote,” “seek,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, interest savings, the Company’s COLI strategy, annual COLI returns, replacement market and new construction market, bonus depreciation tax deductions, amount and timing for completion of estimated future construction expenditures, including the LNG facility in southern Arizona, forecasted operating cash flows and results of operations, net earnings impacts from gas infrastructure replacement surcharges, funding sources of cash requirements, amounts generally expected to be reflected in 2016 or future period revenues from regulatory rate proceedings including the Arizona general rate case, rates and surcharges, PGA, and other rate adjustments, sufficiency of working capital and current credit facilities, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue the remaining capacity under the Equity Shelf Program, future dividend increases, pension and post-retirement benefits, certain benefits of tax acts, the effect of any rate changes or regulatory proceedings, infrastructure replacement mechanisms and the COYL program or ability to receive approval for an expansion of the program, statements regarding future gas prices, gas purchase contracts and derivative financial instruments, recoverability of regulatory assets, the impact of certain legal proceedings, the success in securing remaining approvals of the proposed holding company structure or timing of the related reorganization, and the timing and results of future rate hearings and approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

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

All forward-looking statements in this quarterly report are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. We caution you to not unduly rely on any forward-looking statement(s).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Company’s 2015 Annual Report on Form 10-K filed with the SEC. No material changes have occurred related to the Company’s disclosures about market risk.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

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

Based on the most recent evaluation, as of June 30, 2016, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2016 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEMS 1A through 3. None.

ITEM 4. MINE SAFETY DISCLOSURES Not applicable.

ITEM 5. OTHER INFORMATION None.

ITEM 6. EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 10.01		Restricted Stock/Unit Plan, as amended and restated. Incorporated herein by reference to Appendix A to the Proxy Statement dated March 31, 2016, File No. 1-07850.

Exhibit 12.01	-	Computation of Ratios of Earnings to Fixed Charges.

Exhibit 31.01	-	Section 302 Certifications.

Exhibit 32.01	-	Section 906 Certifications.

Exhibit 101	-	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
June 30, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: August 8, 2016

/s/ GREGORY J. PETERSON
Gregory J. Peterson
Vice President/Controller and Chief Accounting Officer