Form 10-Q
period 2016-09-30
SOUTHWEST GAS CORP
filed 2016-11-08
CIK 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $1 Par Value, 47,482,068 shares as of October 28, 2016.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except par value)

(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2016	2015
ASSETS
Utility plant:
Gas plant	$6,118,900	$5,854,917
Less: accumulated depreciation	(2,158,099)	(2,084,007)
Acquisition adjustments, net	234	370
Construction work in progress	105,847	119,805

Net utility plant	4,066,882	3,891,085

Other property and investments	348,565	313,531

Current assets:
Cash and cash equivalents	85,154	35,997
Accounts receivable, net of allowances	286,696	314,512
Accrued utility revenue	33,000	74,700
Income taxes receivable, net	38,369	34,175
Deferred purchased gas costs	—	3,591
Prepaids and other current assets	101,081	95,199

Total current assets	544,300	558,174

Noncurrent assets:
Goodwill	142,439	126,145
Deferred income taxes	783	428
Deferred charges and other assets	429,827	469,322

Total noncurrent assets	573,049	595,895

Total assets	$5,532,796	$5,358,685

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued and outstanding - 47,482,068 and 47,377,575 shares)	$49,112	$49,007
Additional paid-in capital	901,966	896,448
Accumulated other comprehensive income (loss), net	(46,300)	(50,268)
Retained earnings	720,401	699,221

Total Southwest Gas Corporation equity	1,625,179	1,594,408
Noncontrolling interest	(2,263)	(2,083)

Total equity	1,622,916	1,592,325
Redeemable noncontrolling interest	17,379	16,108
Long-term debt, less current maturities	1,592,946	1,551,204

Total capitalization	3,233,241	3,159,637

Current liabilities:
Current maturities of long-term debt	49,480	19,475
Short-term debt	—	18,000
Accounts payable	138,810	164,857
Customer deposits	72,039	72,631
Income taxes payable	219	940
Accrued general taxes	46,323	47,337
Accrued interest	20,152	16,173
Deferred purchased gas costs	123,399	45,601
Other current liabilities	162,622	150,031

Total current liabilities	613,044	535,045

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	814,978	769,445
Accumulated removal costs	305,000	303,000
Other deferred credits and other long-term liabilities	566,533	591,558

Total deferred income taxes and other credits	1,686,511	1,664,003

Total capitalization and liabilities	$5,532,796	$5,358,685

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED		TWELVE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,		SEPTEMBER 30,
	2016	2015	2016	2015	2016	2015
Operating revenues:
Gas operating revenues	$200,179	$219,420	$980,927	$1,059,178	$1,376,388	$1,457,266
Construction revenues	339,790	285,976	838,038	719,042	1,127,982	948,637

Total operating revenues	539,969	505,396	1,818,965	1,778,220	2,504,370	2,405,903

Operating expenses:
Net cost of gas sold	39,056	64,268	324,072	427,045	460,836	570,052
Operations and maintenance	102,438	100,102	301,979	294,956	400,222	385,271
Depreciation and amortization	69,845	66,476	217,764	200,898	286,977	266,811
Taxes other than income taxes	12,480	11,652	39,480	37,063	51,810	50,059
Construction expenses	300,611	246,755	757,919	647,512	1,009,188	850,591

Total operating expenses	524,430	489,253	1,641,214	1,607,474	2,209,033	2,122,784

Operating income	15,539	16,143	177,751	170,746	295,337	283,119

Other income and (expenses):
Net interest deductions	(18,158)	(18,401)	(54,100)	(54,095)	(71,884)	(73,919)
Other income (deductions)	2,565	(3,660)	6,756	(1,226)	10,861	966

Total other income and (expenses)	(15,593)	(22,061)	(47,344)	(55,321)	(61,023)	(72,953)

Income (loss) before income taxes	(54)	(5,918)	130,407	115,425	234,314	210,166
Income tax expense (benefit)	(2,961)	(1,708)	43,046	42,693	80,255	78,537

Net income (loss)	2,907	(4,210)	87,361	72,732	154,059	131,629
Net income attributable to noncontrolling interests	435	524	500	534	1,079	685

Net income (loss) attributable to Southwest Gas Corporation	$2,472	$(4,734)	$86,861	$72,198	$152,980	$130,944

Basic earnings (loss) per share	$0.05	$(0.10)	$1.83	$1.54	$3.22	$2.80

Diluted earnings (loss) per share	$0.05	$(0.10)	$1.82	$1.53	$3.20	$2.77

Dividends declared per share	$0.450	$0.405	$1.350	$1.215	$1.755	$1.580

Average number of common shares outstanding	47,481	47,102	47,464	46,863	47,442	46,777
Average shares outstanding (assuming dilution)	47,830	—	47,802	47,261	47,787	47,194

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED		TWELVE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,		SEPTEMBER 30,
	2016	2015	2016	2015	2016	2015
Net income	$2,907	$(4,210)	$87,361	$72,732	$154,059	$131,629

Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	—	—	(18,922)	(107,661)
Amortization of prior service cost	207	207	621	621	828	676
Amortization of net actuarial loss	4,196	5,329	12,586	15,987	17,915	19,654
Prior service cost	—	—	—	—	—	(4,130)
Regulatory adjustment	(3,796)	(4,828)	(11,388)	(14,484)	(404)	82,137

Net defined benefit pension plans	607	708	1,819	2,124	(583)	(9,324)

Forward-starting interest rate swaps:
Amounts reclassified into net income	518	519	1,556	1,556	2,073	2,074

Net forward-starting interest rate swaps	518	519	1,556	1,556	2,073	2,074

Foreign currency translation adjustments	(238)	(510)	614	(1,573)	233	(2,232)

Total other comprehensive income (loss), net of tax	887	717	3,989	2,107	1,723	(9,482)

Comprehensive income (loss)	3,794	(3,493)	91,350	74,839	155,782	122,147
Comprehensive income (loss) attributable to noncontrolling interests	427	504	521	479	1,089	608

Comprehensive income (loss) attributable to Southwest Gas Corporation	$3,367	$(3,997)	$90,829	$74,360	$154,693	$121,539

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	NINE MONTHS ENDED		TWELVE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2016	2015	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$87,361	$72,732	$154,059	$131,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217,764	200,898	286,977	266,811
Deferred income taxes	43,702	5,961	86,526	32,580
Changes in current assets and liabilities:
Accounts receivable, net of allowances	28,531	6,570	(17,889)	(31,792)
Accrued utility revenue	41,700	41,700	(800)	(200)
Deferred purchased gas costs	81,389	131,495	79,460	122,257
Accounts payable	(24,942)	(38,878)	10,445	5,137
Accrued taxes	(7,055)	(4,427)	(11,033)	(1,131)
Other current assets and liabilities	9,903	8,333	19,870	(11,938)
Gains on sale	(4,117)	(3,019)	(4,200)	(3,529)
Changes in undistributed stock compensation	4,347	2,119	5,142	5,480
AFUDC	(1,893)	(2,011)	(2,890)	(2,435)
Changes in other assets and deferred charges	3,926	(14,423)	4,183	(18,735)
Changes in other liabilities and deferred credits	(4,813)	5,348	702	2,783

Net cash provided by operating activities	475,803	412,398	610,552	496,917

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(404,388)	(336,569)	(555,819)	(440,191)
Acquisition of businesses, net of cash acquired	(17,000)	(9,261)	(17,000)	(199,758)
Restricted cash	—	785	—	2,018
Changes in customer advances	5,445	14,300	9,445	21,539
Miscellaneous inflows	7,965	11,593	4,726	13,424
Miscellaneous outflows	—	—	—	(1,400)

Net cash used in investing activities	(407,978)	(319,152)	(558,648)	(604,368)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	530	35,419	507	35,405
Dividends paid	(61,950)	(55,060)	(81,138)	(72,040)
Centuri distribution to redeemable noncontrolling interest	(99)	—	(198)	—
Issuance of long-term debt, net	408,946	123,816	420,946	355,325
Retirement of long-term debt	(196,351)	(143,325)	(240,999)	(260,952)
Change in credit facility and commercial paper	(150,000)	(53,000)	(97,000)	47,000
Change in short-term debt	(18,000)	(5,000)	—	—
Principal payments on capital lease obligations	(1,125)	(1,096)	(1,449)	(1,530)
Other	(605)	(504)	(60)	(1,002)

Net cash provided by (used in) financing activities	(18,654)	(98,750)	609	102,206

Effects of currency translation on cash and cash equivalents	(14)	(1,103)	(318)	(961)

Change in cash and cash equivalents	49,157	(6,607)	52,195	(6,206)
Cash and cash equivalents at beginning of period	35,997	39,566	32,959	39,165

Cash and cash equivalents at end of period	$85,154	$32,959	$85,154	$32,959

Supplemental information:
Interest paid, net of amounts capitalized	$47,134	$45,312	$68,445	$68,169
Income taxes paid	6,530	39,856	9,899	49,280

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

Note 1 – Nature of Operations and Basis of Presentation

Nature of Operations. Southwest Gas Corporation and its subsidiaries (the “Company”) consist of two segments: natural gas operations (“Southwest” or the “natural gas operations” segment) and construction services. Southwest is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity. Results for the natural gas operations segment are higher during winter periods due to the seasonality incorporated in its regulatory rate structures. Centuri Construction Group, Inc. (“Centuri” or the “construction services” segment), a 96.6% owned subsidiary, is a full-service underground piping contractor that primarily provides utility companies with trenching and installation, replacement, and maintenance services for energy distribution systems, and industrial construction solutions. Centuri operations are generally conducted under the business names of NPL Construction Co. (“NPL”), NPL Canada Ltd. (“NPL Canada”, formerly Link-Line Contractors Ltd.), W.S. Nicholls Construction, Inc. and related companies (“W.S. Nicholls”), and Brigadier Pipelines Inc. (“Brigadier”). In May 2016, Centuri completed the acquisition of two privately held, affiliated construction businesses by means of asset purchase: Enterprise Trenchless Technologies, Inc. and ETTI Holdings (collectively, “ETTI”). See Acquisition of Construction Services Businesses below for more information. Typically, Centuri revenues are lowest during the first quarter of the year due to unfavorable winter weather conditions. Operating revenues typically improve as more favorable weather conditions occur during the summer and fall months.

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

During the third quarter of 2016, Centuri evaluated the estimated useful lives of its depreciable assets, and in so doing determined that certain equipment lives should be extended. This change in estimate reduced current-quarter depreciation by approximately $2 million.

Prepaids and other current assets. Prepaids and other current assets includes gas pipe materials and operating supplies of $30 million at September 30, 2016 and $24 million at December 31, 2015 (carried at weighted average cost), and also includes natural gas stored underground and liquefied natural gas, in addition to prepaid assets.

Cash and Cash Equivalents. For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and financial instruments with a purchase-date maturity of three months or less. In general, cash and cash equivalents fall within Level 1 (quoted prices for identical financial instruments) of the three-level fair value hierarchy that ranks the inputs, used to measure fair value, by their reliability. However, cash and cash equivalents at September 30, 2016 and December 31, 2015 also include money market fund investments totaling approximately $68.3 million and $250,000, respectively, which fall within Level 2 (significant other observable inputs) of the fair value hierarchy, due to the asset valuation methods used by money market funds.

Significant non-cash investing and financing activities for the natural gas operations segment included the following: Upon contract expiration, customer advances of approximately $3.6 million and $2.8 million, during the first nine months of 2016 and 2015, respectively, were applied as contributions toward utility construction activity and represent non-cash investing activity.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

Goodwill. Goodwill is assessed as of October each year for impairment, or otherwise, if circumstances indicate impairment to the carrying value of goodwill may have occurred. No such circumstances indicating impairment were deemed to have occurred in the first nine months of 2016. The business acquisition of ETTI was deemed an asset purchase for tax purposes. As a result, approximately $11 million in goodwill associated with ETTI is expected to be tax deductible.

(In thousands of dollars)	Natural Gas Operations	Construction Services	Consolidated
December 31, 2015	$10,095	$116,050	$126,145
Additional goodwill from ETTI acquisition	—	10,726	10,726
Foreign currency translation adjustment	—	5,568	5,568

September 30, 2016	$10,095	$132,344	$142,439

Acquisition of Construction Services Businesses. In May 2016, Centuri completed the acquisition of ETTI, which is based in Lisbon Falls, Maine, and has a primary focus on underground utility installation using horizontal directional drilling technology. The acquisition of ETTI will provide complementary operational support to Brigadier and expand operations into Maine. Neither the acquisition itself nor the impacts to assets and operations are material to the construction services segment or the Company.

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

Intercompany Transactions. Centuri recognizes revenues generated from contracts with Southwest (see Note 3 - Segment Information below). Centuri’s accounts receivable for these services are presented in the table below (thousands of dollars):

	September 30, 2016	December 31, 2015
Centuri accounts receivable for services provided to Southwest	$12,402	$10,006

The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with accounting treatment for rate-regulated entities.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

Other Property and Investments. Other property and investments includes (thousands of dollars):

	September 30, 2016	December 31, 2015
Centuri property and equipment	$460,165	$423,369
Centuri accumulated provision for depreciation and amortization	(228,230)	(221,028)
Net cash surrender value of COLI policies	104,940	99,276
Other property	11,690	11,914

Total	$348,565	$313,531

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in the condensed consolidated statements of income (thousands of dollars):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30		September 30		September 30
	2016	2015	2016	2015	2016	2015
Change in COLI policies	$2,300	$(3,900)	$5,400	$(2,600)	$7,500	$(200)
Interest income	522	624	1,280	1,375	2,078	2,096
Equity AFUDC	611	878	1,893	2,011	2,890	2,435
Foreign transaction gain (loss)	(3)	(302)	(22)	(874)	28	(1,052)
Miscellaneous income and (expense)	(865)	(960)	(1,795)	(1,138)	(1,635)	(2,313)

Total other income (deductions)	$2,565	$(3,660)	$6,756	$(1,226)	$10,861	$966

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

Income taxes. The Company claimed a federal income tax credit, which resulted in a recognized benefit of approximately $1.6 million during the third quarter of 2016.

Recently Issued Accounting Standards Updates. In May 2014, the Financial Accounting Standards Board (“FASB”) issued the update “Revenue from Contracts with Customers (Topic 606).” The update replaces much of the current guidance regarding revenue recognition including most industry-specific guidance. In accordance with the update, an entity will be required to identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. In addition to the new revenue recognition requirements, entities will be required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Entities may choose between two retrospective transition methods when applying the update. In July 2015, the FASB approved a one-year deferral of the effective date (annual periods beginning after December 15, 2017) and permitted entities to adopt one year earlier (i.e., the original effective date) if they choose. In March, April, and May of 2016, the FASB issued the updates “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, and “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments in the first two updates, respectively, provide guidance when another party, along with the entity, is involved in providing a good or service to a customer, and provide clarification with regard to identifying performance obligations and of the licensing implementation guidance in Topic 606. The third update includes narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. In addition, a practical expedient is provided for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The combined amendments do not change the core principle of the guidance in Topic 606. The Company plans to adopt all of these updates at the required adoption date, which is for interim and annual reporting periods commencing January 1, 2018. The Company is evaluating what impact these updates might have on its consolidated financial statements and disclosures.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

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

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Though companies have historically been required to make disclosures regarding leases and of contractual obligations, leases (with terms longer than a year) will no longer exist off-balance sheet. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Early application is permitted. The Company currently plans to adopt the update at the required adoption date, which is for interim and annual reporting periods commencing January 1, 2019. The Company is evaluating what impact this update might have on its consolidated financial statements and disclosures.

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

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

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

In June 2016, the FASB issued the update “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The update amends guidance on reporting credit losses for financial assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, the update eliminates the “probable” threshold for initial recognition of credit losses in current U.S. GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current U.S. GAAP, however the update will require that credit losses be presented as an allowance rather than as a write-down. This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The update affects loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this update earlier as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating what impact, if any, this update might have on its consolidated financial statements and disclosures.

In August 2016, the FASB issued the update “Classification of Certain Cash Receipts and Cash Payments”. This update addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance (“COLI”) policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows, including identification of the predominant nature in cases where cash receipts and payments have aspects of more than one class of cash flows. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impacts this update might have on its consolidated cash flow statements and disclosures.

In October 2016, the FASB issued the update “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory.” This update eliminates the current U.S. GAAP exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted; however, the guidance can only be adopted in the first interim period of a fiscal year. The modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. The Company is evaluating the impacts this update might have on its consolidated financial statements.

In October 2016, the FASB issued the update “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control.” The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. The update is effective for fiscal and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating what impacts, if any, this update might have on its consolidated financial statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

Note 2 – Components of Net Periodic Benefit Cost

Southwest has a noncontributory qualified retirement plan with defined benefits covering substantially all employees and a separate unfunded supplemental retirement plan (“SERP”), which is limited to officers. Southwest also provides postretirement benefits other than pensions (“PBOP”) to its qualified retirees for health care, dental, and life insurance.

During the third quarter of 2016, qualifying term-vested participants were offered a lump-sum present value payout of their pensions. The offer was primarily intended to reduce insurance and ongoing maintenance costs associated with qualifying participant balances. About one-half of the approximate 800 participants subject to the offer accepted the offer, resulting in an approximate $30 million payment from pension assets to be made in the fourth quarter of 2016. This lump sum payout will have no impact on net periodic benefit cost or pension funding requirements during 2016.

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

	Qualified Retirement Plan
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2016	2015	2016	2015	2016	2015
(Thousands of dollars)
Service cost	$5,708	$6,281	$17,125	$18,842	$23,406	$24,182
Interest cost	11,507	11,057	34,520	33,172	45,577	44,031
Expected return on plan assets	(14,140)	(14,452)	(42,419)	(43,356)	(56,871)	(56,691)
Amortization of net actuarial loss	6,317	8,186	18,950	24,557	27,136	30,276

Net periodic benefit cost	$9,392	$11,072	$28,176	$33,215	$39,248	$41,798

	SERP
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2016	2015	2016	2015	2016	2015
(Thousands of dollars)
Service cost	$83	$80	$248	$240	$328	$313
Interest cost	464	424	1,394	1,271	1,818	1,708
Amortization of net actuarial loss	346	323	1,038	970	1,361	1,165

Net periodic benefit cost	$893	$827	$2,680	$2,481	$3,507	$3,186

	PBOP
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2016	2015	2016	2015	2016	2015
(Thousands of dollars)
Service cost	$375	$410	$1,124	$1,231	$1,534	$1,506
Interest cost	795	750	2,386	2,249	3,136	2,956
Expected return on plan assets	(787)	(866)	(2,362)	(2,598)	(3,228)	(3,414)
Amortization of prior service costs	333	334	1,001	1,001	1,335	1,090
Amortization of net actuarial loss	104	86	312	259	398	259

Net periodic benefit cost	$820	$714	$2,461	$2,142	$3,175	$2,397

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

Note 3 – Segment Information

The following tables present revenues from external customers, intersegment revenues, and segment net income (thousands of dollars):

	Natural Gas	Construction
	Operations	Services	Total
Three months ended September 30, 2016
Revenues from external customers	$200,179	$312,531	$512,710
Intersegment revenues	—	27,259	27,259

Total	$200,179	$339,790	$539,969

Segment net income (loss)	$(12,405)	$14,877	$2,472

Three months ended September 30, 2015
Revenues from external customers	$219,420	$255,088	$474,508
Intersegment revenues	—	30,888	30,888

Total	$219,420	$285,976	$505,396

Segment net income (loss)	$(18,939)	$14,205	$(4,734)

	Natural Gas	Construction
	Operations	Services	Total
Nine months ended September 30, 2016
Revenues from external customers	$980,927	$762,835	$1,743,762
Intersegment revenues	—	75,203	75,203

Total	$980,927	$838,038	$1,818,965

Segment net income	$67,536	$19,325	$86,861

Nine months ended September 30, 2015
Revenues from external customers	$1,059,178	$645,289	$1,704,467
Intersegment revenues	—	73,753	73,753

Total	$1,059,178	$719,042	$1,778,220

Segment net income	$59,325	$12,873	$72,198

	Natural Gas	Construction
	Operations	Services	Total
Twelve months ended September 30, 2016
Revenues from external customers	$1,376,388	$1,022,416	$2,398,804
Intersegment revenues	—	105,566	105,566

Total	$1,376,388	$1,127,982	$2,504,370

Segment net income	$119,836	$33,144	$152,980

Twelve months ended September 30, 2015
Revenues from external customers	$1,457,266	$854,312	$2,311,578
Intersegment revenues	—	94,325	94,325

Total	$1,457,266	$948,637	$2,405,903

Segment net income	$113,252	$17,692	$130,944

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

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

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on a portion (up to 25% in the Arizona and California jurisdictions) of its natural gas supply portfolios. The maturities of the Swaps highly correlate to forecasted purchases of natural gas, during time frames ranging from October 2016 through March 2018. Under such contracts, Southwest pays the counterparty a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas. Only the net differential is actually paid or received. The differential is calculated based on the notional amounts under the contracts, which are detailed in the table below (thousands of dekatherms):

	September 30, 2016	December 31, 2015
Contract notional amounts	11,985	7,407

Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

The following table sets forth the gains and (losses) recognized on the Company’s Swaps (derivatives) for the three-, nine-, and twelve-month periods ended September 30, 2016 and 2015 and their location in the Condensed Consolidated Statements of Income:

Gains (losses) recognized in income for derivatives not designated as hedging instruments:

(Thousands of dollars)

		Three Months Ended				Nine Months Ended				Twelve Months Ended
	Location of Gain or (Loss)	September 30				September 30				September 30
Instrument	Recognized in Income on Derivative	2016		2015		2016		2015		2016		2015
Swaps	Net cost of gas sold	$(2,072)		$(3,282)		$2,253		$(4,689)		$(656)		$(10,682)
Swaps	Net cost of gas sold	2,072	*	3,282	*	(2,253	)*	4,689	*	656	*	10,682	*

Total		$—		$—		$—		$—		$—		$—

*	Represents the impact of regulatory deferral accounting treatment under U.S. GAAP for rate-regulated entities.

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
September 30, 2016

The following table sets forth, the fair values of the Company’s Swaps and their location in the Condensed Consolidated Balance Sheets (thousands of dollars):

Fair values of derivatives not designated as hedging instruments:

September 30, 2016 Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total
Swaps	Deferred charges and other assets	$226	$(33)	$193
Swaps	Prepaids and other current assets	1,852	(182)	1,670
Swaps	Other current liabilities	16	(982)	(966)

Total		$2,094	$(1,197)	$897

December 31, 2015 Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total
Swaps	Other current liabilities	$—	$(4,267)	$(4,267)
Swaps	Other deferred credits	4	(1,223)	(1,219)

Total		$4	$(5,490)	$(5,486)

The estimated fair values of the natural gas derivatives were determined using future natural gas index prices (as more fully described below). The Company has master netting arrangements with each counterparty that provide for the net settlement (in the settlement month) of all contracts through a single payment. As applicable, the Company has elected to reflect the net amounts in its balance sheets. The Company had no outstanding collateral associated with the Swaps during any period presented in the above table.

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

The following table shows the amounts Southwest paid to counterparties for settlements of matured Swaps.

	Three Months Ended	Nine Months Ended	Twelve Months Ended
(Thousands of dollars)	September 30, 2016	September 30, 2016	September 30, 2016
Paid to counterparties	$—	$4,483	$6,792

Received from counterparties	$351	$351	$351

The following table details the regulatory assets/(liabilities) offsetting the derivatives at fair value in the Condensed Consolidated Balance Sheets (thousands of dollars).

September 30, 2016 Instrument	Balance Sheet Location	Net Total
Swaps	Other deferred credits	$(193)
Swaps	Other current liabilities	(1,670)
Swaps	Prepaids and other current assets	966

December 31, 2015 Instrument	Balance Sheet Location	Net Total
Swaps	Prepaids and other current assets	$4,267
Swaps	Deferred charges and other assets	1,219

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

Fair Value Measurements. The estimated fair values of Southwest’s Swaps were determined at September 30, 2016 and December 31, 2015 using New York Mercantile Exchange (“NYMEX”) futures settlement prices for delivery of natural gas at Henry Hub adjusted by the price of NYMEX ClearPort basis Swaps, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs (inputs, other than quoted prices, for similar assets or liabilities) are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measurement.

The following table sets forth, by level within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability, the Company’s financial assets and liabilities that were accounted for at fair value:

Level 2 - Significant other observable inputs

(Thousands of dollars)	September 30, 2016	December 31, 2015
Assets at fair value:
Prepaids and other current assets - Swaps	$1,670	$—
Deferred charges and other assets - Swaps	193	—
Liabilities at fair value:
Other current liabilities - Swaps	(966)	(4,267)
Other deferred credits - Swaps	—	(1,219)

Net Assets (Liabilities)	$897	$(5,486)

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

Note 5 – Common Stock

On March 10, 2015, the Company filed with the Securities Exchange Commission (“SEC”) an automatic shelf registration statement on Form S-3 (File No. 333-202633), which became effective upon filing, for the offer and sale of up to $100,000,000 of the Company’s common stock from time to time in at-the-market offerings under the prospectus included therein and in accordance with the Sales Agency Agreement, dated March 10, 2015, between the Company and BNY Mellon Capital Markets, LLC (the “Equity Shelf Program”). During the twelve months ended September 30, 2016, the Company sold no shares through the continuous equity offering program. Since the start of the program in March 2015, the Company has sold an aggregate of 645,225 shares of common stock under this program resulting in proceeds to the Company of $35,167,584, net of $355,228 in agent commissions. As of September 30, 2016, the Company had up to $64,477,188 of common stock available for sale under the program. Net proceeds from the sale of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension or improvement of pipeline systems and facilities located in and around the communities Southwest serves.

In addition, during the nine months ended September 30, 2016, the Company issued approximately 105,000 shares of common stock through the Stock Incentive Plan, Restricted Stock/Unit Plan, and Management Incentive Plan. No further issuances of the Company’s common stock will occur under the Stock Incentive Plan due to the expiration of the Stock Incentive Plan and all remaining options outstanding and granted thereunder.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

Note 6 – Long-Term Debt

Carrying amounts of the Company’s long-term debt and their related estimated fair values as of September 30, 2016 and December 31, 2015 are disclosed in the following table. The fair values of the revolving credit facility (including commercial paper) and the variable-rate Industrial Development Revenue Bonds (“IDRBs”) approximate their carrying values, as they are repaid quickly (in the case of credit facility borrowings) and have interest rates that reset frequently. They are categorized as Level 1 (quoted prices for identical financial instruments) within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability, due to the Company’s ability to access similar debt arrangements at measurement dates with comparable terms, including variable rates. The fair values of debentures, senior notes, and fixed-rate IDRBs were determined utilizing a market-based valuation approach, where fair market values are determined based on evaluated pricing data, such as broker quotes and yields for similar securities adjusted for observable differences. Significant inputs used in the valuation generally include benchmark yield curves, credit ratings and issuer spreads. The external credit rating, coupon rate, and maturity of each security are considered in the valuation, as applicable. The market values of debentures and fixed-rate IDRBs are categorized as Level 2 (observable market inputs based on market prices of similar securities). The Centuri secured revolving credit and term loan facility and Centuri other debt obligations (not actively traded) are categorized as Level 3, based on significant unobservable inputs to their fair values. Since Centuri’s debt is not publicly traded, fair values for the secured revolving credit and term loan facility and other debt obligations were based on a conventional discounted cash flow methodology and utilized current market pricing yield curves, across Centuri’s debt maturity spectrum, of other industrial bonds with an assumed credit rating comparable to the Company’s.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

	September 30, 2016		December 31, 2015
	Carrying	Market	Carrying	Market
	Amount	Value	Amount	Value
(Thousands of dollars)
Debentures:
Notes, 4.45%, due 2020	$125,000	$133,819	$125,000	$130,273
Notes, 6.1%, due 2041	125,000	162,340	125,000	141,581
Notes, 3.875%, due 2022	250,000	260,813	250,000	253,600
Notes, 4.875%, due 2043	250,000	295,000	250,000	251,483
Notes, 3.8%, due 2046	300,000	303,789	—	—
8% Series, due 2026	75,000	101,275	75,000	97,035
Medium-term notes, 7.59% series, due 2017	25,000	25,350	25,000	26,253
Medium-term notes, 7.78% series, due 2022	25,000	30,610	25,000	29,855
Medium-term notes, 7.92% series, due 2027	25,000	34,190	25,000	31,890
Medium-term notes, 6.76% series, due 2027	7,500	9,404	7,500	8,684
Unamortized discount and debt issuance costs	(9,901)		(6,137)

	1,197,599		901,363

Revolving credit facility and commercial paper	—	—	150,000	150,000

Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Fixed-rate bonds:
4.85% 2005 Series A, due 2035	—	—	100,000	100,452
4.75% 2006 Series A, due 2036	—	—	24,855	25,130
Unamortized discount and debt issuance costs	(2,591)		(3,946)

	197,409		320,909

Centuri term loan facility	111,612	111,767	112,571	112,665
Unamortized debt issuance costs	(560)		(692)

	111,052		111,879

Centuri secured revolving credit facility	79,932	80,479	60,627	60,724
Centuri other debt obligations	56,434	58,553	25,901	26,059

	1,642,426		1,570,679
Less: current maturities	(49,480)		(19,475)

Long-term debt, less current maturities	$1,592,946		$1,551,204

In March 2016, the Company amended its $300 million credit facility. The facility was previously scheduled to expire in March 2020 and was extended to March 2021. The Company uses $150 million of the facility as long-term debt and the remaining $150 million for working capital purposes. Interest rates for the credit facility are calculated at either the London Interbank Offered Rate (“LIBOR”) or an “alternate base rate,” plus in each case an applicable margin that is determined based on the Company’s senior unsecured debt rating. At September 30, 2016, the applicable margin is 1% for loans bearing interest with reference to LIBOR and 0% for loans bearing interest with reference to the alternative base rate. At September 30, 2016, no borrowings were outstanding on the long-term or short-term portions of the credit facility.

The $100 million 2005 4.85% Series A fixed-rate IDRBs (originally due in 2035) were redeemed at par with accrued interest in July 2016. In September 2016, the $24.9 million 2006 Series A 4.75% fixed-rate IDRBs (originally due in 2036) were redeemed at par with accrued interest.

In September 2016, the Company issued $300 million in 3.8% Senior Notes at a discount of 0.302%. The notes will mature in September 2046. A portion of the net proceeds were used to temporarily pay down amounts outstanding under the credit facility. The remaining net proceeds are intended to be used for general corporate purposes.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

Centuri has a $300 million secured revolving credit and term loan facility that is scheduled to expire in October 2019. At September 30, 2016, $192 million in borrowings were outstanding on the Centuri facility. Centuri assets securing the facility at September 30, 2016 totaled $510 million.

In 2016, Centuri entered into equipment loans totaling $45 million due in 2021 under an existing master loan and security agreement.

Note 7 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income

The table below provides details of activity in equity and the redeemable noncontrolling interest during the nine months ended September 30, 2016.

	Southwest Gas Corporation Equity
				Accumulated				Redeemable
			Additional	Other		Non-		Noncontrolling
	Common Stock		Paid-in	Comprehensive	Retained	controlling		Interest
(In thousands, except per share amounts)	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total	(Temporary Equity)
DECEMBER 31, 2015	47,377	$49,007	$896,448	$(50,268)	$699,221	$(2,083)	$1,592,325	$16,108
Common stock issuances	105	105	5,518				5,623
Net income (loss)					86,861	(180)	86,681	680
Redemption value adjustments					(1,009)		(1,009)	1,009
Foreign currency exchange translation adj.				593			593	21
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				1,819			1,819
Amounts reclassified to net income, net of tax (FSIRS)				1,556			1,556
Centuri dividend to redeemable noncontrolling interest								(439)
Dividends declared
Common: $1.35 per share					(64,672)		(64,672)

SEPTEMBER 30, 2016	47,482	$49,112	$901,966	$(46,300)	$720,401	$(2,263)	$1,622,916	$17,379

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

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

(Thousands of dollars)

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Amortization of prior service cost	$333	$(126)	$207	$334	$(127)	$207
Amortization of net actuarial (gain)/loss	6,767	(2,571)	4,196	8,595	(3,266)	5,329
Regulatory adjustment	(6,122)	2,326	(3,796)	(7,787)	2,959	(4,828)

Pension plans other comprehensive income (loss)	978	(371)	607	1,142	(434)	708
FSIRS (designated hedging activities):
Amounts reclassifed into net income	835	(317)	518	836	(317)	519

FSIRS other comprehensive income	835	(317)	518	836	(317)	519
Foreign currency translation adjustments:
Translation adjustments	(238)	—	(238)	(510)	—	(510)

Foreign currency other comprehensive income (loss)	(238)	—	(238)	(510)	—	(510)

Total other comprehensive income (loss)	$1,575	$(688)	$887	$1,468	$(751)	$717

	Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Amortization of prior service cost	$1,001	$(380)	$621	$1,001	$(380)	$621
Amortization of net actuarial (gain)/loss	20,300	(7,714)	12,586	25,786	(9,799)	15,987
Regulatory adjustment	(18,368)	6,980	(11,388)	(23,361)	8,877	(14,484)

Pension plans other comprehensive income (loss)	2,933	(1,114)	1,819	3,426	(1,302)	2,124
FSIRS (designated hedging activities):
Amounts reclassifed into net income	2,508	(952)	1,556	2,508	(952)	1,556

FSIRS other comprehensive income	2,508	(952)	1,556	2,508	(952)	1,556
Foreign currency translation adjustments:
Translation adjustments	614	—	614	(1,573)	—	(1,573)

Foreign currency other comprehensive income (loss)	614	—	614	(1,573)	—	(1,573)

Total other comprehensive income (loss)	$6,055	$(2,066)	$3,989	$4,361	$(2,254)	$2,107

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

	Twelve Months Ended			Twelve Months Ended
	September 30, 2016			September 30, 2015
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$(30,519)	$11,597	$(18,922)	$(173,646)	$65,985	$(107,661)
Amortization of prior service cost	1,335	(507)	828	1,090	(414)	676
Amortization of net actuarial (gain)/loss	28,895	(10,980)	17,915	31,700	(12,046)	19,654
Prior service cost	—	—	—	(6,661)	2,531	(4,130)
Regulatory adjustment	(653)	249	(404)	132,480	(50,343)	82,137

Pension plans other comprehensive income (loss)	(942)	359	(583)	(15,037)	5,713	(9,324)
FSIRS (designated hedging activities):
Amounts reclassifed into net income	3,344	(1,271)	2,073	3,344	(1,270)	2,074

FSIRS other comprehensive income (loss)	3,344	(1,271)	2,073	3,344	(1,270)	2,074
Foreign currency translation adjustments:
Translation adjustments	233	—	233	(2,232)	—	(2,232)

Foreign currency other comprehensive income (loss)	233	—	233	(2,232)	—	(2,232)

Total other comprehensive income (loss)	$2,635	$(912)	$1,723	$(13,925)	$4,443	$(9,482)

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

Approximately $2.1 million of realized losses (net of tax) related to the FSIRS, reported in Accumulated other comprehensive income (“AOCI”) at September 30, 2016, will be reclassified into interest expense within the next 12 months as the related interest payments on long-term debt occur.

The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets:

AOCI - Rollforward

(Thousands of dollars)

	Defined Benefit Plans			FSIRS			Foreign Currency Items
	Before- Tax	Tax (Expense) Benefit (4)	After- Tax	Before- Tax	Tax (Expense) Benefit (4)	After- Tax	Before- Tax	Tax (Expense) Benefit	After- Tax	AOCI
Beginning Balance AOCI December 31, 2015	$(57,660)	$21,911	$(35,749)	$(19,344)	$7,350	$(11,994)	$(2,525)	$—	$(2,525)	$(50,268)

Translation adjustments	—	—	—	—	—	—	614	—	614	614

Other comprehensive income before reclassifications	—	—	—	—	—	—	614	—	614	614
FSIRS amounts reclassified from AOCI (1)	—	—	—	2,508	(952)	1,556	—	—	—	1,556
Amortization of prior service cost (2)	1,001	(380)	621	—	—	—	—	—	—	621
Amortization of net actuarial loss (2)	20,300	(7,714)	12,586	—	—	—	—	—	—	12,586
Regulatory adjustment (3)	(18,368)	6,980	(11,388)	—	—	—	—	—	—	(11,388)

Net current period other comprehensive income (loss)	2,933	(1,114)	1,819	2,508	(952)	1,556	614	—	614	3,989
Less: Translation adjustment attributable to redeemable noncontrolling interest	—	—	—	—	—	—	21	—	21	21

Net current period other comprehensive income (loss) attributable to Southwest Gas Corporation	2,933	(1,114)	1,819	2,508	(952)	1,556	593	—	593	3,968

Ending Balance AOCI September 30, 2016	$(54,727)	$20,797	$(33,930)	$(16,836)	$6,398	$(10,438)	$(1,932)	$—	$(1,932)	$(46,300)

(1)	The FSIRS reclassification amounts are included in the Net interest deductions line item on the Condensed Consolidated Statements of Income.
(2)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).
(3)

The regulatory adjustment represents the portion of the activity above that is expected to be recovered through rates in the future (the related regulatory asset is included in the Deferred charges and other assets line item on the Condensed Consolidated Balance Sheets).

(4)	Tax amounts are calculated using a 38% rate.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

The following table represents amounts (before income tax impacts) included in AOCI (in the table above), that have not yet been recognized in net periodic benefit cost:

Amounts Recognized in AOCI (Before Tax)

(Thousands of dollars)

	September 30, 2016	December 31, 2015
Net actuarial (loss) gain	$(414,969)	$(435,269)
Prior service cost	(6,037)	(7,038)
Less: amount recognized in regulatory assets	366,279	384,647

Recognized in AOCI	$(54,727)	$(57,660)

Note 8 – Construction Services Redeemable Noncontrolling Interest

In conjunction with the acquisition of the Canadian construction businesses in October 2014, the previous owners of the acquired companies currently hold a 3.4% equity interest (a noncontrolling interest) in Centuri. The noncontrolling parties are able to exit their investment retained by requiring the purchase of a portion of their interest commencing July 2017 and in incremental amounts each anniversary date thereafter. The shares subject to the election cumulate (if earlier elections are not made) such that 100% of their interest retained is subject to the election beginning in July 2022. Due to the ability of the noncontrolling parties to redeem their interest for cash, their interest is presented on the Company’s Condensed Consolidated Balance Sheet at September 30, 2016 as a Redeemable noncontrolling interest, a category of mezzanine equity (temporary equity). The following depicts changes to the balance of the redeemable noncontrolling interest between the indicated periods.

Redeemable Noncontrolling Interest
(Thousands of dollars):
Balance, December 31, 2015	$16,108
Net income (loss) attributable to redeemable noncontrolling interest	680
Foreign currency exchange translation adjustment	21
Centuri dividend to redeemable noncontrolling interest	(439)
Adjustment to redemption value	1,009

Balance, September 30, 2016	$17,379

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

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

As of September 30, 2016, Southwest had 1,967,000 residential, commercial, industrial, and other natural gas customers, of which 1,049,000 customers were located in Arizona, 726,000 in Nevada, and 192,000 in California. Residential and commercial customers represented over 99% of the total customer base. During the twelve months ended September 30, 2016, 54% of operating margin was earned in Arizona, 35% in Nevada, and 11% in California. During this same period, Southwest earned 85% of its operating margin from residential and small commercial customers, 3% from other sales customers, and 12% from transportation customers. These general composition patterns are expected to remain materially consistent for the foreseeable future.

Southwest recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Operating margin is the measure of gas operating revenues less the net cost of gas sold. Management uses operating margin as a main benchmark in comparing operating results from period to period. The principal factors affecting changes in operating margin are general rate relief (including impacts of infrastructure trackers) and customer growth. The demand for natural gas is seasonal, with greater demand in the colder winter months and decreased demand in the warmer summer months. All of Southwest’s service territories have decoupled rate structures (alternative revenue programs), which are designed to eliminate the direct link between volumetric sales and revenue, thereby mitigating the impacts of unusual weather variability and conservation on margin, allowing the Company to aggressively pursue energy efficiency initiatives.

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
September 30, 2016

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

Summary Operating Results

	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2016	2015	2016	2015	2016	2015
	(In thousands, except per share amounts)
Contribution to net income (loss)
Natural gas operations	$(12,405)	$(18,939)	$67,536	$59,325	$119,836	$113,252
Construction services	14,877	14,205	19,325	12,873	33,144	17,692

Net income (loss)	$2,472	$(4,734)	$86,861	$72,198	$152,980	$130,944

Average number of common shares outstanding	47,481	47,102	47,464	46,863	47,442	46,777

Basic earnings (loss) per share
Consolidated	$0.05	$(0.10)	$1.83	$1.54	$3.22	$2.80

Natural Gas Operations
Operating margin	$161,123	$155,152	$656,855	$632,133	$915,552	$887,214

3rd Quarter 2016 Overview

Natural gas operations highlights include the following:

•	Operating margin increased $6 million compared to the prior-year quarter

•	Operations and maintenance expense increased $2.3 million compared to the prior-year quarter

•	Other income increased $6 million between quarters due to increased COLI-related income

Construction services highlights include the following:

•	Revenues increased $54 million compared to the prior-year quarter

•	Construction expenses increased $54 million compared to the prior-year quarter

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended
	September 30,
	2016	2015
	(Thousands of dollars)
Gas operating revenues	$200,179	$219,420
Net cost of gas sold	39,056	64,268

Operating margin	161,123	155,152
Operations and maintenance expense	102,438	100,102
Depreciation and amortization	56,436	52,672
Taxes other than income taxes	12,480	11,652

Operating income (loss)	(10,231)	(9,274)
Other income (deductions)	2,521	(3,525)
Net interest deductions	16,364	16,259

Income (loss) before income taxes	(24,074)	(29,058)
Income tax expense (benefit)	(11,669)	(10,119)

Contribution to consolidated net income (loss)	$(12,405)	$(18,939)

Operating margin increased approximately $6 million between quarters. Combined rate relief in the California jurisdiction and Paiute Pipeline Company (see Rates and Regulatory Proceedings) provided $2 million in operating margin. New customers contributed $1 million in operating margin during the third quarter of 2016, as approximately 29,000 net new customers were added during the last twelve months. Operating margin attributable to the Nevada conservation and energy efficiency (“CEE”) surcharge, which was implemented in January 2016, was $2 million. Amounts collected through the surcharge do not impact net income as they also result in an increase in associated amortization expense (discussed below and in Rates and Regulatory Proceedings). Operating margin associated with infrastructure replacement mechanisms and customers outside the decoupling mechanisms, as well as other miscellaneous revenues, collectively increased $1 million.

Operations and maintenance expense increased $2.3 million, or 2%, between quarters as general cost increases and higher expenses for pipeline integrity management and damage prevention programs offset lower pension costs.

Depreciation and amortization expense increased $3.8 million, or 7%, between quarters. Average gas plant in service for the current quarter increased $366 million, or 6%, compared to the corresponding quarter a year ago. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new infrastructure, which collectively resulted in increased depreciation expense.

Taxes other than income taxes increased $828,000, or 7%, between quarters primarily due to higher property taxes associated with net plant additions.

Other income, which principally includes returns on company-owned life insurance (“COLI”) policies and non-utility expenses, increased $6 million between quarters. The current quarter reflects $2.3 million of income associated with COLI policy cash surrender value increases and recognized net death benefits, while the prior-year quarter reflected a COLI-related loss of $3.9 million.

Net interest deductions increased $105,000 between quarters, primarily due to higher interest expense associated with PGA balances, substantially offset by reductions associated with the redemption of debt ($20 million 5.25% 2003 Series D IDRBs in September 2015, $100 million 4.85% 2005 Series A IDRBs in July 2016, and $24.9 million 4.75% 2006 Series A in September 2016).

The effective income tax rates in both quarters were impacted by COLI results, which are not subject to tax. Additionally, the Company claimed a federal income tax credit, which resulted in a recognized benefit of approximately $1.6 million during the third quarter of 2016.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

Nine-Month Analysis

	Nine Months Ended
	September 30,
	2016	2015
	(Thousands of dollars)
Gas operating revenues	$980,927	$1,059,178
Net cost of gas sold	324,072	427,045

Operating margin	656,855	632,133
Operations and maintenance expense	301,979	294,956
Depreciation and amortization	174,413	159,259
Taxes other than income taxes	39,480	37,063

Operating income	140,983	140,855
Other income (deductions)	6,712	(611)
Net interest deductions	49,155	48,104

Income before income taxes	98,540	92,140
Income tax expense	31,004	32,815

Contribution to consolidated net income	$67,536	$59,325

The contribution to consolidated net income from natural gas operations increased $8.2 million between the first nine months of 2016 and 2015. The improvement was primarily due to higher operating margin and other income, partially offset by an increase in operating expenses, notably depreciation and amortization.

Operating margin increased $25 million between the nine-month periods. Combined rate relief in the California jurisdiction and Paiute Pipeline Company provided $7 million in operating margin. New customers contributed $6 million in operating margin during the first nine months of 2016. Operating margin attributable to the Nevada CEE surcharge, which was implemented in January 2016, provided $8 million of the increase. Amounts collected through the surcharge do not impact net income as they also result in an increase in associated amortization expense. Operating margin associated with infrastructure replacement mechanisms and customers outside the decoupling mechanisms, as well as other miscellaneous revenues, collectively increased $4 million.

Operations and maintenance expense increased $7 million, or 2%, between periods primarily due to increased expenses for pipeline integrity management and damage prevention programs (collectively, $3 million) and general cost increases, partially offset by a decline in pension expense.

Depreciation and amortization expense increased $15.2 million, or 10%, between periods. Average gas plant in service for the current period increased $337 million, or 6%, compared to the corresponding period a year ago. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new infrastructure, which collectively resulted in increased depreciation expense. In addition, approximately $5.8 million of the increase is attributable to amortization related to the recovery of regulatory assets, notably the amortization accompanying the recovery of Nevada CEE costs indicated above.

Taxes other than income taxes increased $2.4 million, or 7%, between periods primarily due to higher property taxes associated with net plant additions.

Other income increased $7.3 million between periods. The current period reflects $5.4 million of COLI-related income associated with cash surrender value increases and recognized net death benefits, while the prior-year period reflected a COLI-related loss of $2.6 million.

Net interest deductions increased $1.1 million between periods primarily due to higher interest expense associated with PGA balances, partially offset by reductions associated with various IDRB debt redemptions during the past year.

The effective income tax rates in both periods were impacted by COLI results, which are not subject to tax. Additionally, the Company claimed a federal income tax credit, which resulted in a recognized benefit of approximately $1.6 million during the third quarter of 2016.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

Twelve-Month Analysis

	Twelve Months Ended
	September 30,
	2016	2015
	(Thousands of dollars)
Gas operating revenues	$1,376,388	$1,457,266
Net cost of gas sold	460,836	570,052

Operating margin	915,552	887,214
Operations and maintenance expense	400,222	385,271
Depreciation and amortization	228,609	210,863
Taxes other than income taxes	51,810	50,059

Operating income	234,911	241,021
Other income (deductions)	9,615	1,652
Net interest deductions	65,146	64,958

Income before income taxes	179,380	177,715
Income tax expense	59,544	64,463

Contribution to consolidated net income	$119,836	$113,252

Contribution to consolidated net income from natural gas operations increased $6.6 million between the twelve-month periods of 2016 and 2015. The improvement was primarily due to higher operating margin and other income, partially offset by an increase in operating expenses.

Operating margin increased $28 million between periods including $8 million attributable to customer growth and a combined $8 million of rate relief in the California jurisdiction and Paiute Pipeline Company. Operating margin attributable to the Nevada CEE surcharge implemented in January 2016 was $8 million (a corresponding increase is reflected in amortization expense). Operating margin associated with infrastructure replacement mechanisms and customers outside the decoupling mechanisms, as well as other miscellaneous revenues, collectively improved $4 million.

Operations and maintenance expense increased $15 million, or 4%, between periods primarily due to general cost increases. In addition, expenses for pipeline integrity management and damage prevention programs collectively increased $4 million.

Depreciation and amortization expense increased $17.7 million, or 8%, between periods. Average gas plant in service for the current period increased $320 million, or 6%, as compared to the prior period. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new infrastructure, which collectively resulted in increased depreciation expense. In addition, approximately $6.3 million of the increase is attributable to amortization related to the recovery of regulatory assets, notably, amortization accompanying the recovery of Nevada CEE costs indicated above.

Taxes other than income taxes increased $1.8 million between periods primarily due to higher property taxes associated with net plant additions.

Other income increased $8 million between the twelve-month periods of 2016 and 2015. The current period reflects $7.5 million in income associated with COLI policy cash surrender value increases and recognized net death benefits, while the prior-year period included a COLI-related loss of $200,000.

Net interest deductions increased $188,000 between periods primarily due to higher interest expense associated with PGA balances, which was substantially offset by reductions associated with various IDRB debt redemptions during the past year.

The effective income tax rates in both periods were impacted by COLI results, which are not subject to tax. Additionally, the Company claimed a federal income tax credit, which resulted in a recognized benefit of approximately $1.6 million during the third quarter of 2016.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

Results of Construction Services

Results of Construction Services

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
(Thousands of dollars)
Construction revenues	$339,790	$285,976	$838,038	$719,042	$1,127,982	$948,637
Operating expenses:
Construction expenses	300,611	246,755	757,919	647,512	1,009,188	850,591
Depreciation and amortization	13,409	13,804	43,351	41,639	58,368	55,948

Operating income	25,770	25,417	36,768	29,891	60,426	42,098
Other income (deductions)	44	(135)	44	(615)	1,246	(686)
Net interest deductions	1,794	2,142	4,945	5,991	6,738	8,961

Income before income taxes	24,020	23,140	31,867	23,285	54,934	32,451
Income tax expense	8,708	8,411	12,042	9,878	20,711	14,074

Net income (loss)	15,312	14,729	19,825	13,407	34,223	18,377
Net income attributable to noncontrolling interests	435	524	500	534	1,079	685

Contribution to consolidated net income (loss) attributable to Centuri	$14,877	$14,205	$19,325	$12,873	$33,144	$17,692

In May 2016, Centuri acquired ETTI. Line items in the tables above reflect the results of ETTI only since the acquisition date. ETTI provided $4.8 million in revenue during the quarter and $5.9 million year-to-date.

Quarterly Analysis. Net income contribution for the current quarter improved $672,000 compared to the third quarter of 2015. Additional pipe replacement work, a decline in depreciation and amortization, and lower interest expense positively impacted net income.

Revenues increased $53.8 million, or 19%, in the third quarter of 2016 when compared to the prior-year quarter, primarily due to additional pipe replacement work. The majority of the revenue increase was from the existing base of utility customers and their expanded pipe replacement programs.

Construction expenses increased $53.9 million, or 22%, between quarters, due to the additional pipe replacement work noted above and higher operating expenses to support increased growth in operations. In addition, increased labor costs were experienced due to a change in the mix of work with existing customers performed during the current quarter. Included within construction expenses were higher general and administrative costs to support the growth in operations and approximately $1 million of incremental costs due to organizational realignment activities initiated in response to the increasing size and complexity of Centuri’s business. Gains on sale of equipment (reflected as an offset to construction expenses) were approximately $1.4 million and $456,000 for the third quarters of 2016 and 2015, respectively. Depreciation and amortization expense decreased $395,000 between quarters primarily due to a $2 million reduction in depreciation associated with a change in the estimated useful lives of certain depreciable equipment, partially offset by an increase in depreciation on additional equipment purchased to support the growing volume of work being performed.

Net interest deductions decreased $348,000 between quarters. The decrease was primarily due to lower interest rates on outstanding borrowings during the current quarter.

Nine-Month Analysis. Net income contribution for the first nine months of 2016 improved $6.5 million compared to the same period of 2015. Additional pipe replacement work and lower interest expense positively impacted net income, partially offset by overall increases in depreciation and amortization. The prior-year period included a $7.7 million pretax loss reserve on an industrial project in Canada.

Revenues increased $119 million, or 17%, in the first nine months of 2016 when compared to the prior-year period, primarily due to additional pipe replacement work and incremental work that was able to be completed as a result of favorable weather conditions generally in the mid-western and north-eastern parts of the United States and Canada during the first half of 2016.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

Construction expenses increased $110.4 million, or 17%, between periods, due to the additional pipe replacement work and incremental work noted above. Gains on sale of equipment (reflected as an offset to construction expenses) were approximately $4.1 million and $3 million for the first nine months of 2016 and 2015, respectively. Depreciation and amortization expense increased $1.7 million between periods due to depreciation on additional equipment purchased to support the growing volume of work being performed, partially offset by a decline in amortization of certain finite-lived intangible assets recognized from the October 2014 acquisition ($1.1 million).

Net interest deductions decreased $1 million between periods. The decrease was primarily due to lower interest rates on outstanding borrowings during the current period.

Twelve-Month Analysis. Contribution to consolidated net income from construction services for the twelve-month period ended September 30, 2016 increased $15.5 million compared to the same period of 2015. The improvement includes increased pipe replacement work, partially offset by increases in depreciation and amortization. The prior-year period reflects the $7.7 million pretax loss reserve on an industrial project in Canada, while the current period includes an approximate $4 million pretax favorable settlement related to the project.

Revenues increased $179.3 million, or 19%, in the current twelve-month period compared to the same period of 2015 primarily due to additional pipe replacement work in the current period. Favorable weather conditions generally in the mid-western and north-eastern parts of the United States and Canada during the first half of 2016 and the fourth quarter of 2015 provided an extended construction season for the current twelve-month period. During the past several years, the construction services segment has focused its efforts on obtaining pipe replacement work under both blanket contracts and incremental bid projects. For both the twelve months ended September 30, 2016 and 2015, revenues from replacement work provided over 60% of total revenues.

Net interest deductions decreased $2.2 million between periods. The decrease was primarily due to lower interest rates and lower average outstanding borrowings.

Construction expenses increased $158.6 million, or 19% between periods, due to additional pipe replacement work during the twelve months ended September 30, 2016. Gains on sale of equipment (reflected as an offset to construction expenses) were $4.2 million and $3.5 million for the twelve-month periods of 2016 and 2015, respectively. Depreciation and amortization expense increased $2.4 million between the current and prior-year periods primarily due to increased depreciation for additional equipment purchased to support growth in the volume of work being performed.

Rates and Regulatory Proceedings

Arizona Jurisdiction

Arizona General Rate Case. Southwest filed a general rate application with the Arizona Corporation Commission (“ACC”) in May 2016 requesting an increase in authorized annual operating revenues of approximately $32 million, or 4.2%, to reflect existing levels of expense and requested returns, in addition to reflecting capital investments made by Southwest since June 2010. The application requests an overall rate of return of 7.82% on an original cost rate base of $1.336 billion, a 10.25% return on common equity, and a capital structure utilizing 52% common equity. The filing includes a depreciation study that supports a proposal to reduce currently effective depreciation expense by approximately $42 million, which is considered in the overall requested amount. This expense reduction coupled with the requested revenue increase, results in a net annual operating income increase request of $74 million. The Company is also seeking to continue the current Customer-Owned Yard Line (“COYL”) program approved in its last general rate case and to expand this mechanism to include other non-revenue producing projects such as the replacement of vintage steel pipe, while utilizing the same cost recovery methodology. Southwest is also requesting a property tax tracker and to maintain the current decoupled rate design. A procedural order has been issued; with intervenors and ACC staff direct testimony beginning in late November 2016. Hearings, if necessary, are scheduled for February 2017. New rates are expected to be in place by May 2017.

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
September 30, 2016

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

LNG (“Liquefied Natural Gas”) Facility. In January 2014, Southwest filed an application with the ACC seeking preapproval to construct, operate and maintain a 233,000 dekatherm LNG facility in southern Arizona and to recover the actual costs, including the establishment of a regulatory asset. This facility is intended to enhance service reliability and flexibility in natural gas deliveries in the southern Arizona area by providing a local storage option, to be operated by Southwest and connected directly to its distribution system. Southwest requested approval of the actual cost of the project (including those facilities necessary to connect the proposed storage tank to Southwest’s existing distribution system). In December 2014, Southwest received an order from the ACC granting pre-approval of Southwest’s application to construct the LNG facility and the deferral of costs, limited to $50 million. The initial cost estimate was made in 2013 prior to selecting the land and receipt of the detailed engineering design specifications. Following the December 2014 preapproval, the Company purchased the site for the facility and completed detailed engineering design specifications for the purpose of soliciting bids for the engineering, procurement and construction (“EPC”) of the facility. Southwest solicited requests for proposals for the EPC phase of the project, and in October 2016 made a filing with the ACC to modify the previously issued Order to update the pre-approved costs to reflect a not-to-exceed amount of $80 million, which is intended to update the pre-approval to reflect the current pricing information made available through the recently completed EPC phase. Construction is expected to take approximately two to three years to complete following a notice to proceed to the contractor. Through September 2016, Southwest has incurred approximately $4 million in capital expenditures toward the project (including land acquisition costs). The Company included a proposal for the ratemaking treatment of facility costs as part of its current Arizona rate case filing. Absent further consideration in the current general rate case, the authorization to defer costs expires November 1, 2017 (from which point, expenditures incurred would not otherwise be eligible for deferral) and also requires any unquantified cost savings to be deferred. Any gas costs incurred that are not related to the initial construction and placement of the facility are to be recovered through the PGA mechanism. The Company anticipates a decision on its filing to modify the approved amount to reflect the current market pricing before the end of the year.

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

Nevada Jurisdiction

Infrastructure Replacement Mechanisms. In January 2014, the Public Utilities Commission of Nevada (“PUCN”) approved final rules for a mechanism to defer and recover certain costs associated with accelerated replacement of non-revenue producing infrastructure. This mechanism has been in place since that time. In October 2015, the PUCN approved a GIR Advance Application, granting Southwest the authority to replace $43.5 million of infrastructure under the GIR mechanism and management filed a separate rate application to reset the GIR surcharge, based upon project costs deferred through August 2015. In December 2015, the PUCN approved new rates, effective in January 2016, which are expected to result in approximately $4 million in annualized revenues. For 2016, the annualized revenue requirement associated with the accelerated pipe replacement approved in 2015, to be completed during 2016 is estimated at $4.6 million. In June 2016, Southwest filed a GIR Advance Application with the PUCN for projects expected to be completed during 2017. This filing proposed approximately $60 million of accelerated pipe replacement to include early vintage plastic, early vintage steel, and a COYL program. The COYL program, while not large in magnitude, represents the first of its kind in Nevada, modeled after the program in place in Southwest’s

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

Arizona jurisdiction for several years. The PUCN issued an Order on the Advance Application in October 2016, approving approximately $57.3 million of replacement work with an annualized revenue requirement estimated at approximately $5.3 million. The proposed COYL program was approved for the northern Nevada rate jurisdiction, but consideration for the southern Nevada rate jurisdiction was deferred until 2020, at which time certain early vintage plastic pipe programs are expected to be completed. In September 2016, Southwest filed to adjust rates effective January 2017, to collect an additional $4.5 million in expected annual revenue for amounts previously deferred.

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

Federal Energy Regulatory Commission (“FERC”) Jurisdiction

General Rate Case. Paiute Pipeline Company (“Paiute”), a wholly owned subsidiary of Southwest, filed a general rate case with the FERC in February 2014. In September 2014, Paiute reached an agreement in principle with the FERC Staff and intervenors to settle the case. In February 2015, the FERC issued a letter order approving the settlement as filed. Tariff changes in compliance with the settlement were filed in March 2015. In addition to agreeing to rate design changes to encourage longer-term contracts with its shippers, the settlement resulted in an annual revenue increase of $2.4 million, plus a $1.3 million depreciation reduction. The settlement implies an 11.5% pre-tax rate of return. Also, as part of this agreement, Paiute agreed to file a rate case no earlier than May 2016 and no later than May 2019. No filing in advance of the date required is currently contemplated.

Elko County Expansion Project. Paiute previously requested to expand its existing transmission system to provide additional firm transportation-service capacity in the Elko County, Nevada area, in order to meet growing natural gas demands caused by increased residential and business load and the greater energy needs of mining operations in the area. In May 2015, the FERC issued an order authorizing a Certificate of Public Convenience and Necessity to Paiute to construct and operate the Elko County Expansion Project, and subsequently provided a formal Notice to Proceed. Construction began in the second quarter of 2015 and the project was placed in service in January 2016 as authorized by the FERC. Rates to begin recovering the cost of the project were implemented in January 2016 and are expected to result in $6 million in revenue annually. The total cost of this project was estimated at approximately $35 million. As of September 30, 2016, costs incurred were approximately $34 million and costs associated with remaining site restoration along the construction corridor are estimated at less than $1 million.

2018 Expansion. In response to growing demand in the Carson City and South Lake Tahoe areas of northern California and northern Nevada, Paiute evaluated shipper interest in acquiring additional transportation capacity and executed precedent agreements for incremental transportation capacity with Southwest during the third quarter of 2016. In October 2016, Paiute initiated a pre-filing review process with the FERC for an expansion project, anticipated to consist of 8.4 miles of additional transmission pipeline infrastructure at an approximate cost of $17 million. A formal certificate application is expected to be filed in mid-2017, at which time, an environmental assessment will also be facilitated. If the process progresses as planned, the additional facilities could be in place by the end of 2018.

PGA Filings

The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. At September 30, 2016, over-collections in all jurisdictions resulted in a liability of $123.4 million on the Company’s condensed consolidated balance sheet. Gas cost rates paid to suppliers have been lower than amounts recovered from customers during the first nine months of 2016, resulting in additional overrecoveries since December 31, 2015. Tariff rates have been adjusted in all jurisdictions during this period. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on profit margin. However, gas cost deferrals and

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

recoveries can impact comparisons between periods of individual consolidated income statement components. These include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).

The following table presents Southwest’s outstanding PGA balances receivable/(payable) (thousands of dollars):

	September 30, 2016	December 31, 2015	September 30, 2015
Arizona	$(34,425)	$(3,537)	$(5,996)
Northern Nevada	(10,326)	(2,311)	(4,360)
Southern Nevada	(77,402)	(39,753)	(34,398)
California	(1,246)	3,591	815

	$(123,399)	$(42,010)	$(43,939)

Pipeline Safety Regulation

The Pipeline and Hazardous Materials Safety Administration (“PHMSA”) is in the process of proposing a series of significant rulemakings that are expected to further transform the regulatory requirements for pipelines. In October 2016, PHMSA issued a final rule regarding expanding the use of excess flow valves in natural gas distribution systems. The new rule will become effective in April 2017. The Company is evaluating potential impacts of this regulation on its operations and customers. The Company continues to monitor changing pipeline safety legislation and participates to the extent possible in developing associated mandates and reporting requirements. Additionally, it works with its state and federal commissions, where possible, to develop customer rates that are responsive to incremental costs of compliance. However, due to the timing of when rates are implemented in response to new requirements, and as additional rules are developed, compliance requirements could impact the Company’s expenses and the timing and amount of capital expenditures.

Holding Company Reorganization

In 2015, the Board of Directors (“Board”) of the Company authorized management to evaluate and pursue a holding company reorganization to provide further separation between regulated and unregulated businesses, and to provide additional financing flexibility. Following the holding company reorganization, Centuri and Southwest Gas would each be subsidiaries of the new publicly traded parent holding company but Centuri would no longer be a subsidiary of Southwest Gas. All of Southwest Gas Corporation’s outstanding debt securities (not associated with Centuri) at the time of the reorganization will remain at the Southwest Gas utility entity. Regulatory applications for preapproval of the reorganization were filed with the ACC, the CPUC, and the PUCN in October 2015. Approvals were received from the CPUC, the PUCN, and the ACC in January, March, and May, respectively, of 2016. The reorganization is also subject to consents from various third parties and final Board approval. Subject to such conditions, the reorganization is expected to become effective in January 2017. In this event, each outstanding share of Southwest Gas common stock would automatically convert into a share of stock in the holding company, on a one-for-one basis.

Capital Resources and Liquidity

Cash on hand and cash flows from operations in the past twelve months have generally provided the majority of cash used in investing activities (primarily for construction expenditures and property additions). During the past three years, the Company was able to achieve cost savings from debt refinancing and strategic debt redemptions. Certain pipe replacement work was accelerated during these years to take advantage of bonus depreciation tax incentives and to fortify system integrity and reliability, largely supported by favorable regulatory mechanisms. In addition, in March 2015, the Company filed an automatic shelf registration statement for the offer and sale of up to $100 million of its common stock for general corporate purposes and for the noted investment activities (refer to Note 5 – Common Stock and the discussion below), and it also issued $300 million in new debt (refer to Note 6 – Long-term Debt). The Company’s capitalization strategy is to maintain an appropriate balance of equity and debt to maintain strong investment-grade credit ratings, which should minimize interest costs.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

Cash Flows

Operating Cash Flows. Cash flows provided by consolidated operating activities increased $63.4 million in the first nine months of 2016 as compared to the same period of 2015. The improvement in operating cash flows included an increase in net income and benefits from depreciation and deferred income taxes. Additionally, new and updated surcharges for decoupling mechanisms, conservation and energy efficiency and gas infrastructure programs improved cash flows during the first nine months of 2016. Refer to Results of Natural Gas Operations and Rates and Regulatory Proceedings.

Investing Cash Flows. Cash used in consolidated investing activities increased $88.8 million in the first nine months of 2016 as compared to the same period of 2015. The increase was primarily due to additional construction expenditures, including scheduled and accelerated pipe replacement, and equipment purchases by Centuri due to the increased replacement construction work of its customers, as well as the acquisition of ETTI in the construction services segment.

Financing Cash Flows. Net cash used in consolidated financing activities decreased $80.1 million in the first nine months of 2016 as compared to the same period of 2015. Southwest issued $300 million in senior notes and redeemed approximately $125 million of IDRBs during the current period (see Note 6 – Long-Term Debt). It also temporarily paid down $150 million of amounts outstanding on the long-term portion, as well as $18 million of amounts outstanding on the short-term portion, of its credit and commercial paper facility during 2016. All other long-term debt issuance amounts and retirements of long-term debt during this period are attributable to Centuri’s borrowing and repayment activity. Southwest also issued stock under its Equity Shelf Program in the first nine months of 2015. See Note 5 – Common Stock, and discussion below. Dividends paid increased in the first nine months of 2016 as compared to the same period of 2015 as a result of an increase in the quarterly dividend per share and an increase in the number of shares outstanding.

The capital requirements and resources of the Company generally are determined independently for the natural gas operations and construction services segments. Each business activity is generally responsible for securing its own financing sources.

Gas Segment Construction Expenditures, Debt Maturities, and Financing

During the twelve-month period ended September 30, 2016, construction expenditures for the natural gas operations segment were $485 million. The majority of these expenditures represented costs associated with scheduled and accelerated replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest were $532 million during this time, which provided the majority of the funding for construction expenditures and dividend requirements of the natural gas operations segment.

Southwest estimates natural gas segment construction expenditures during the three-year period ending December 31, 2018 will be between $1.4 billion and $1.6 billion. Of this amount, approximately $470 million is expected to be incurred in the full year 2016. Southwest plans to continue, as appropriate, to request regulatory support to accelerate projects that improve system flexibility and reliability (including replacement of early vintage plastic and steel pipe). This includes the recent approval in Nevada to complete $57.3 million in accelerated replacement projects in Nevada in 2017 and a future request in California to initiate new programs, as well as a request included in the current Arizona general rate case to expand existing or initiate new programs. If successful, significant replacement activities are expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings for discussion of Nevada infrastructure, Arizona COYL, and an LNG facility. During the three-year period, cash flows from operating activities of Southwest are expected to provide approximately 65% to 75% of the funding necessary for the gas operations’ total construction expenditures and dividend requirements. Any additional cash requirements are expected to be provided by existing credit facilities and/or other external financing sources. The timing, types, and amounts of any additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest’s service areas, and earnings. External financings could include the issuance of both debt and equity securities, bank and other short-term borrowings, and other forms of financing.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

During the nine months ended September 30, 2016, the Company issued approximately 105,000 additional shares of common stock collectively through the Restricted Stock/Unit Plan, the Management Incentive Plan, and the Stock Incentive Plan. The Company raised approximately $735,000 from the issuance of shares of common stock through the Stock Incentive Plan. All shares associated with the Stock Incentive Plan have been issued.

Bonus Depreciation

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (“PATH Act”) was enacted, extending the 50% bonus depreciation tax deduction for qualified property acquired or constructed and placed in-service during 2015 (and additional years as noted below) as well as other tax deductions, credits, and incentives. The bonus depreciation tax deduction will be phased out over five years. The PATH Act provides for a 50% bonus depreciation tax deduction in 2015 through 2017, 40% in 2018, 30% in 2019, and no bonus deduction after 2019. Southwest estimates the bonus depreciation provision of the PATH Act will defer the payment of more than $60 million of federal income taxes for 2016. The actual amount will be dependent upon the ultimate level of qualifying expenditures.

Dividend Policy

In reviewing dividend policy, the Board of Directors (“Board”) considers the adequacy and sustainability of earnings and cash flows of the Company and its subsidiaries; the strength of the Company’s capital structure; the sustainability of the dividend through all business cycles; and whether the dividend is within a normal payout range for its respective businesses. As a result of its ongoing review of dividend policy, in February 2016, the Board increased the quarterly dividend from 40.5 cents to 45 cents per share, effective with the June 2016 payment. The Board’s policy is to target a dividend payout ratio that allows the Company to maintain its strong credit ratings and effectively fund its rate base growth and is consistent with the local distribution company peer group average. The timing and amount of any increases will be based on the Board’s continual review of the Company’s dividends per share in the context of the performance of the Company’s two operating segments and their future growth prospects.

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

On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At September 30, 2016, the combined balance in the PGA accounts totaled an over-collection of $123.4 million. See PGA Filings for more information.

In March 2016, the Company amended its $300 million credit and commercial paper facility. The facility was previously scheduled to expire in March 2020 and was extended to March 2021. Southwest has designated $150 million of the $300 million facility for long-term borrowing needs and the remaining $150 million for working capital purposes. The maximum amount outstanding on the credit facility (including a commercial paper program) during the first nine months of 2016 was $230 million. At September 30, 2016, there were no borrowings outstanding on the short-term and long-term portions of the credit facility. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. This credit facility has been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

The Company has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by the Company’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At September 30, 2016, no borrowings were outstanding under this program.

The $100 million 2005 4.85% Series A fixed-rate IDRBs (originally due in 2035) were redeemed at par plus accrued interest in July 2016. In September 2016, the $24.9 million 2006A 4.75% fixed-rate IDRBs (originally due in 2036) were redeemed at par plus accrued interest.

In September 2016, the Company issued $300 million in 3.8% Senior Notes at a discount of 0.302%. The notes will mature in September 2046. A portion of the net proceeds were used to temporarily pay down amounts outstanding under the credit facility. The remaining net proceeds are intended to be used for general corporate purposes.

Centuri has a $300 million secured revolving credit and term loan facility that is scheduled to expire in October 2019. The term loan facility portion had an initial limit of approximately $150 million, which was reached in 2014 and is in the process of being repaid. No further borrowing is permitted under this portion of the facility. The secured revolving credit facility portion also has a limit of $150 million; amounts borrowed and repaid under this portion of the facility are available to be re-borrowed. The maximum amount outstanding on the credit facility during the first nine months of 2016 was $198 million, at which point $115 million was outstanding on the term loan facility. At September 30, 2016, $79.9 million was outstanding on the Centuri secured revolving credit facility. At September 30, 2016, there was approximately $56 million, net of letters of credit, available under the line of credit.

The following table sets forth the ratios of earnings to fixed charges for the Company. Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	September 30,	December 31,
	2016	2015
Ratio of earnings to fixed charges	3.53	3.43

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and net amortized debt costs.

Forward-Looking Statements

This quarterly report contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “promote,” “seek,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, interest savings, the Company’s COLI strategy, annual COLI returns, replacement market and new construction market, bonus depreciation tax deductions, amount and timing for completion of estimated future construction expenditures, including the LNG facility in southern Arizona and related reconsideration of the modified filing or Order issued related to the LNG facility, forecasted operating cash flows and results of operations, net earnings impacts from gas infrastructure replacement surcharges, funding sources of cash requirements, amounts generally expected to be reflected in 2016 or future period revenues from regulatory rate proceedings including the Arizona general rate case, rates and surcharges, PGA, and other rate adjustments, impacts of pipeline safety regulations, sufficiency of working capital and current credit facilities, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue the remaining capacity under the Equity Shelf Program, future dividend increases, pension and post-retirement benefits, certain benefits of tax acts, the effect of any rate changes or regulatory

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

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

A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, the ability to recover costs through the PGA mechanisms or other regulatory assets, the effects of regulation/deregulation, the effects of pipeline safety regulations, the timing and amount of rate relief, changes in rate design, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, changes in construction expenditures and financing, changes in operations and maintenance expenses, effects of pension expense forecasts, accounting changes, future liability claims, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, impacts of structural and management changes at Centuri, Centuri construction expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements, and ability to successfully procure new work, acquisitions and management’s plans related thereto, competition, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt covenants, and ongoing evaluations in regard to goodwill and other intangible assets. In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing and operating expenses will continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Based on the most recent evaluation, as of September 30, 2016, management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2016 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

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

Indenture, dated as of September 29, 2016, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated September 26, 2016. File No. 1-07850.

Exhibit 4.02

Amendment No. 2 to Note Purchase Agreement, dated September 30, 2016, by and among Southwest Gas Corporation and Metropolitan Life Insurance Company, John Hancock Life Insurance Company (U.S.A.), certain of their respective affiliates, and Union Fidelity Life Insurance Company.

Exhibit 12.01	-	Computation of Ratios of Earnings to Fixed Charges.

Exhibit 31.01	-	Section 302 Certifications.

Exhibit 32.01	-	Section 906 Certifications.

Exhibit 101	-

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SOUTHWEST GAS CORPORATION	Form 10-Q
September 30, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: November 8, 2016

/s/ GREGORY J. PETERSON
Gregory J. Peterson
Vice President/Controller and Chief Accounting Officer