Form 10-K
period 2016-12-31
SOUTHWEST GAS CORP; Southwest Gas Holdings, Inc.
filed 2017-02-28
CIK 92416, 1692115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission File Number 1-07850

SOUTHWEST GAS CORPORATION

(Exact name of registrant as specified in its charter)

California	88-0085720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5241 Spring Mountain Road Post Office Box 98510 Las Vegas, Nevada	89193-8510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 876-7237

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Southwest Gas Holdings, Inc., the successor company to Southwest Gas Corporation Common Stock, $1 par value	New York Stock Exchange, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant, Southwest Gas Corporation, the predecessor company to Southwest Gas Holdings, Inc.:

$3,736,883,501 as of June 30, 2016

The number of shares outstanding of Southwest Gas Holdings, Inc., the successor company to Southwest Gas Corporation, common stock:

Common Stock, $1 Par Value, 47,546,825 shares as of February 15, 2017

All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of February 15, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Description	Part Into Which Incorporated
Annual Report to Shareholders for the Year Ended December 31, 2016 Southwest Gas Holdings, Inc. 2017 Proxy Statement	Parts I, II, and IV Part III

PART I

Item 1.	BUSINESS

In 2015, the Board of Directors (“Board”) of Southwest Gas Corporation authorized management to evaluate and pursue a holding company reorganization to provide further separation between regulated and unregulated businesses, and to provide additional financing flexibility. As part of the holding company reorganization, Centuri Construction Group, Inc. (“Centuri”) and Southwest Gas Corporation would each be subsidiaries of the new publicly traded parent holding company, Southwest Gas Holdings, Inc. (“Southwest Gas Holdings”); whereas, historically, Centuri had been a direct subsidiary of Southwest Gas Corporation. All of Southwest Gas Corporation’s outstanding debt securities (not associated with Centuri) at the time of the reorganization would remain at the Southwest Gas utility entity. Regulatory applications for preapproval of the reorganization were filed with the Arizona Corporation Commission (“ACC”), the California Public Utilities Commission (“CPUC”), and the Public Utilities Commission of Nevada (“PUCN”) in October 2015. Approvals were received from the CPUC, the PUCN, and the ACC in January, March, and May, respectively, of 2016. The reorganization, which was approved by the Board of Directors in December 2016, became effective in January 2017. Each outstanding share of Southwest Gas Corporation’s common stock automatically converted into a share of stock in Southwest Gas Holdings, on a one-for-one basis, and the ticker symbol of the stock, “SWX,” remains unchanged. This report is as of the balance sheet date of December 31, 2016 and periods up to that date (prior to the effective date of the holding company formation), with disclosures, where appropriate, for events following that date. Throughout this report, the “Company” refers to Southwest Gas Corporation and subsidiaries for periods prior to January 1, 2017 and to Southwest Gas Holdings, Inc. and subsidiaries for periods subsequent to December 31, 2016.

The Company was incorporated in March 1931 under the laws of the state of California. The Company is composed of two business segments: natural gas operations (“Southwest” or the “natural gas operations” segment) and construction services.

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

Centuri (the “construction services” segment), a 96.6% owned subsidiary of the Company, is a comprehensive construction services enterprise dedicated to meeting the growing demands of North American utilities, energy and industrial markets. Centuri derives revenue from installation, replacement, repair, and maintenance of energy distribution systems, and developing industrial construction solutions primarily for energy services utilities. Centuri operations are generally conducted under the business names of NPL Construction Co. (“NPL”), NPL Canada Ltd. (“NPL Canada”, formerly Link-Line Contractors Ltd.), W.S. Nicholls Construction, Inc. and related companies (“W.S. Nicholls”), and Brigadier Pipelines Inc. (“Brigadier”). In May 2016, Centuri completed the acquisition of two privately held, affiliated construction businesses: Enterprise Trenchless Technologies, Inc. and ETTI Holdings (collectively, “ETTI”).

Financial information concerning the Company’s business segments is included in Note 14 of the Notes to Consolidated Financial Statements, which is included in the 2016 Annual Report to Shareholders and is incorporated herein by reference.

Southwest Gas Holdings maintains a website (www.swgasholdings.com) for the benefit of shareholders, investors, customers, and other interested parties. Similarly, Southwest maintains a website (www.swgas.com) mainly focused on utility operations. The annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available, free of charge, through the www.swgasholdings.com website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). All Company SEC filings are also available on the www.swgasholdings.com website. The Corporate Governance Guidelines, Code of Business Conduct and Ethics, and charters of the nominating and corporate governance, audit, and compensation committees of the board of directors are also available on the www.swgasholdings.com website. Print versions of these documents are available to shareholders upon request directed to the Corporate Secretary, Southwest Gas Holdings, Inc., 5241 Spring Mountain Road, Las Vegas, NV 89150.

NATURAL GAS OPERATIONS

General Description

Southwest is subject to regulation by the ACC, the PUCN, and the CPUC. These commissions regulate public utility rates, practices, facilities, and service territories in their respective states. The CPUC also regulates the issuance of all debt securities by Southwest, with the exception of short-term borrowings. Certain accounting practices, transmission facilities, and rates are subject to regulation by the Federal Energy Regulatory Commission (“FERC”). Centuri is not regulated by the state utilities commissions or by the FERC in any of its operating areas.

As of December 31, 2016, Southwest purchased and distributed or transported natural gas to 1,984,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. Southwest added 28,000 net new customers during 2016. Southwest expects similar customer growth in 2017.

The table below lists the percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

For the Year Ended	Distribution		Transportation
	Residential and Small Commercial	Other Sales Customers
December 31, 2016	85%	3%	12%
December 31, 2015	85%	4%	11%
December 31, 2014	85%	4%	11%

Southwest is not dependent on any one or a few customers such that the loss of any one or several would have a significant adverse impact on earnings or cash flows. See Risk Factors below regarding impacts in the event of loss of significant customers in the construction services segment.

Transportation of customer-secured gas to end-users accounted for 47% of total system throughput in 2016, but only 12% of operating margin as shown in the table above. Customers who utilized this service transported 97 million dekatherms in 2016, 104 million dekatherms in 2015, and 91 million dekatherms in 2014.

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

Rates charged to customers vary according to customer class and rate jurisdiction and are set at levels that are intended to allow for the recovery of all prudently incurred costs, including a return on rate base sufficient to pay interest on debt as well as a reasonable return on common equity. Rate base consists generally of the original cost of utility plant in service net of amounts associated with costs borne by third parties, plus certain other assets such as working capital and inventories, less accumulated depreciation on utility plant in service, net deferred income tax liabilities, and certain other deductions.

Rate structures in all service territories allow Southwest to separate or “decouple” the recovery of operating margin from natural gas consumption, though decoupled structures (alternative revenue programs), vary by state. In California, authorized operating margin levels vary by month. In Nevada, a decoupled rate structure applies to most customer classes providing stability in annual operating margin. In Arizona, a full revenue decoupling mechanism (currently, with a winter-period monthly weather adjuster) is in place for most customer classes.

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

Information with respect to recent general rate cases and PGA filings is included in the Rates and Regulatory Proceedings section of Management’s Discussion and Analysis (“MD&A”) in the 2016 Annual Report to Shareholders.

The table below lists recent docketed general rate filings and the status of such filing within each ratemaking area:

Ratemaking Area	Type of Filing	Month Filed	Month Final Rates Effective
Arizona:	General rate case	May 2016	Pending
California:
Northern and Southern	Annual attrition	November 2016	January 2017
Northern and Southern	General rate case	December 2012	June 2014
Nevada:
Northern and Southern	General rate case	April 2012	April 2013
FERC:
Paiute	General rate case	February 2014	February 2015

While Southwest is subject to regulatory rules and oversight with regard to rates and operating requirements under its various state tariffs (and federal tariff, in the case of Paiute Pipeline), it is also subject to regulation with regard to the safety and integrity of its pipeline systems. The Department of Transportation (“DOT”) administers pipeline regulations through the Office of Pipeline Safety, within the Pipeline and Hazardous Materials Safety Administration (“PHMSA”). In recent years, various pieces of legislation have been passed in the areas of distribution pipeline integrity, control room management, and pipeline safety. The Pipeline Inspection, Protection, Enforcement, and Safety (“PIPES”) Act of 2006 mandated, among other things, a graduated implementation program for control room management, a requirement to install excess flow valves on single-family residential customer locations, and a Distribution Integrity Management Program (“DIMP”), which was required to be in place by August 2011, and includes evaluation and mitigation of risks, as well as certain reporting requirements. Additionally, Congress passed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“the Bill”), effective January 2012, which increased/strengthened previously existing safety requirements, including damage prevention programs, penalty provisions, and requirements related to automatic and remote-controlled shut-off valves, public awareness programs, incident notification, and maximum allowable operating pressure for certain facilities. The Bill required the DOT to conduct further study of existing programs and future requirements; these studies are nearing their completion and proposed regulation changes are anticipated in some form in 2017/2018. The PHMSA is in the process of proposing a series of significant rulemakings that are expected to further transform the regulatory requirements for pipelines. In October 2016, PHMSA issued a final rule regarding expanding the use of excess flow valves in natural gas distribution systems. The new rule has an effective date of April 2017. Southwest continues to evaluate potential impacts of this regulation on its operations and customers. Southwest continues to monitor changing pipeline safety legislation and participates to the extent possible in developing associated mandates and reporting requirements. Additionally, it works with its state and federal commissions, where possible, to develop customer rates that are responsive to incremental costs of compliance. However, due to the timing of when rates are implemented in response to new requirements, and as additional rules are developed, compliance requirements could impact expenses and the timing and amount of capital expenditures.

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

Natural Gas Supply

Southwest is responsible for acquiring and arranging delivery of natural gas to its system in sufficient quantities to meet its sales customers’ needs. Southwest’s primary natural gas procurement objective is to ensure that adequate supplies of natural gas are available at a reasonable cost. Southwest acquires natural gas from a wide variety of sources and a mix of purchase provisions, which includes spot market and firm supplies. The purchases may have terms from one day to several years and utilize both fixed and indexed pricing. During 2016, Southwest acquired natural gas from 40 suppliers. Southwest regularly monitors the number of suppliers, their performance, and their relative contribution to the overall customer supply portfolio. New suppliers are contracted when possible, and solicitations for supplies are extended to the largest practicable list of suppliers, taking into account each supplier’s creditworthiness. Competitive pricing, flexibility in meeting Southwest’s requirements, and demonstrated reliability of service are instrumental to any one supplier’s inclusion in Southwest’s portfolio. The goal of this practice is to mitigate the risk of nonperformance by any one supplier and ensure competitive prices in the portfolio.

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

In late 2013, the utilization of fixed-for-floating-index-price swaps and fixed-price purchases pursuant to the Volatility Mitigation Program (“VMP”) was suspended for the Nevada territories served by Southwest. Management evaluates, on a quarterly basis, the suspension of Nevada VMP purchases in light of prevailing market fundamentals and regulatory conditions. Any future decision concerning Nevada VMP purchases will be documented and retained to facilitate regulatory review in accordance with a previous regulatory stipulation. Southwest schedules quarterly meetings with the PUCN Staff and the Bureau of Consumer Protection to discuss market fundamentals, along with any decision by management concerning VMP purchases for the Nevada service territories.

For the 2016/2017 heating season, fixed-price physical commodity purchases ranged from approximately $2.65 to approximately $4.15 per dekatherm. Southwest makes non-fixed-price natural gas purchases under variable-price contracts with firm quantities or on the spot market. Prices for these contracts are determined at the beginning of each month to reflect that month’s published first-of-month index price or based on a published daily price index. These monthly or daily index prices are not published or known until the purchase period begins.

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

Southwest also has an agreement for its Arizona rate jurisdiction with Enstor Grama Ridge Storage and Transportation, LLC (“Enstor”) which provides for a maximum quantity of 600,000 dekatherms of natural gas underground storage in New Mexico that is deliverable on the El Paso system. Southwest previously received approval to construct, operate and maintain a 233,000 dekatherm LNG facility in southern Arizona. This facility is intended to enhance service reliability and flexibility in natural gas deliveries in the southern Arizona area by providing a local storage option, operated by Southwest and connected directly to its distribution system. The site for the facility was purchased in October 2015. Southwest solicited requests for proposals for the engineering, procurement and construction (“EPC”) phase of the project, and in October 2016 made a filing with the ACC to modify the previously issued Order to update the pre-approved costs to reflect a not-to-exceed amount of $80 million, which is intended to update the pre-approval to reflect the current pricing information made available through the recently completed EPC phase. The filing was approved by the ACC in December 2016. Through December 2016, Southwest has incurred approximately $4.1 million in capital expenditures toward the project (including land acquisition costs). Southwest included a proposal for the ratemaking treatment of facility costs as part of its current Arizona rate case filing. A settlement (contingent on ACC approval) in the general rate case was reached between several parties at a December 2016 settlement meeting and a formal draft settlement was filed with the ACC in January 2017. The draft settlement included an agreement to defer the revenue requirement associated with all costs incurred before December 31, 2020 for recovery in Southwest’s next general rate case proceeding and extended the authorization to defer costs through the same date. Any gas costs incurred that are not related to the initial construction and placement of the facility are to be recovered through the PGA mechanism. Construction is expected to be completed by the end of 2019.

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

Unlike residential and small commercial customers, certain large commercial, industrial, and electric generation customers have the capability to switch to alternative energy sources. To date, Southwest has been successful in retaining most of these customers by setting rates (subject to conditions of the respective state tariffs) at levels competitive with commercially available alternative energy sources such as electricity, fuel oils, and coal. However, high natural gas prices can impact Southwest’s ability to retain some of these customers. Overall, management does not anticipate any material adverse impact on operating margin from fuel switching by these large customers.

Southwest competes with interstate transmission pipeline companies, such as El Paso, Kern River, Transwestern and Tuscarora, to provide service to certain large end-users. End-use customers located in proximity to these interstate pipelines pose a potential bypass threat. Southwest attempts to closely monitor each customer situation and provide competitive service in order to retain the customer. Southwest has remained competitive through the use of negotiated transportation contract rates (subject to conditions of the respective state tariffs), special long-term contracts with electric generation and cogeneration customers, and other tariff programs. These competitive response initiatives have mitigated the loss of margin earned from large customers.

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

The United States Environmental Protection Agency (“EPA”) and the State of California Environmental Protection Agency (“Cal/EPA”) have issued regulations that require the reporting of greenhouse gas emissions (“GHG”) from large sources and suppliers in order to facilitate the development of policies and programs to reduce GHGs. Southwest reports required information to the EPA and Cal/EPA under respective rules including the volumes of natural gas that it receives for distribution to LDC customers, and the GHG emissions that result from the operation of its LDC pipelines. While some aspects of the mandatory reporting rules do not apply to Southwest, other required information is being reported to the Department of Energy, the Department of Transportation, or is available in existing databases. Management also monitors the development of climate legislation (including the State of California Global Warming Solutions Act), which could result in additional requirements or have financial implications.

California Assembly Bill Number 32 and the regulations promulgated by the California Air Resources Board (“CARB”), require Southwest, as a covered entity, to comply with all of the requirements associated with the California GHG Emissions Reporting Program and the California Cap and Trade Program. The objective of these programs is to reduce California statewide GHG emissions to 1990 levels by 2020. Southwest must report annual GHG emissions by April of each year and third-party verification of those reported amounts is required by September of each year. Starting in 2015, the CARB annually allocates to Southwest a certain number of allowances based on Southwest’s reported 2011 GHG emissions. Southwest received its allocation for 2016 in the third quarter of 2015 and, for 2017, in the third quarter of 2016. Of those allocated allowances, Southwest must consign a certain percentage to the CARB for auction. Southwest can use any allocated allowances that remain after consignment, along with allowances it can purchase through CARB auctions or reserve sales, or through over the counter (“OTC”) purchases with other market participants, to meet its compliance obligations. In addition to allowances, Southwest can satisfy a portion of its compliance obligation through the purchase of offsets, which are credits available in the OTC market from industries that generate reductions in greenhouse gas emissions.

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

Employees

At December 31, 2016, Southwest had 2,247 regular full-time equivalent employees. Southwest believes it has a good relationship with its employees and that compensation, benefits, and working conditions afforded its employees are comparable to those generally found in the utility industry. No employees are represented by a union.

CONSTRUCTION SERVICES

Centuri is a comprehensive construction services enterprise dedicated to meeting the growing demands of North American utilities, energy and industrial markets. Centuri derives revenue from installation, replacement, repair, and maintenance of energy distribution systems, and developing industrial construction solutions primarily for energy services utilities. Centuri contracts primarily with LDCs to install, repair, and maintain energy distribution systems from the town border station to the end-user. The primary focus of Centuri operations is distribution pipe and service hook-up replacements as well as line installations for new business development. Construction work varies from relatively small projects to the piping of entire communities. Construction activity is seasonal in most areas. Peak construction periods are the summer and fall months in colder climate areas, such as the North East, Midwest, and Canada. In the warmer climate areas, such as the southwestern United States, construction continues year round.

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

Centuri’s business activities are often concentrated in utility service territories where existing energy lines are scheduled for replacement. An LDC will typically contract with Centuri to provide pipe replacement services and new line installations. Contract terms generally specify unit-price or fixed-price arrangements. Unit-price contracts establish prices for all of the various services to be performed during the contract period. These contracts often have annual pricing reviews. During 2016, approximately 86% of revenue was earned under unit-price contracts. As of December 31, 2016, a backlog of approximately $88 million existed with respect to outstanding fixed-priced construction contracts.

Materials used by Centuri in its construction activities are typically specified, purchased, and supplied by Centuri’s customers. Construction contracts also contain provisions which make customers generally liable for remediating environmental hazards encountered during the construction process. Such hazards might include digging in an area that was contaminated prior to construction, finding endangered animals, digging in historically significant sites, etc. Otherwise, Centuri’s operations have limited environmental impact (dust control, normal waste disposal, handling harmful materials, etc.).

Competition within the industry has traditionally been limited to several regional and numerous local competitors in what has been a largely fragmented industry. Some national competitors also exist within the industry. Centuri currently operates in 20 major markets within the United States and also within the Canadian provinces of British Columbia and Ontario. Its customers are primarily the principal LDCs in those markets. During 2015, Centuri served over 100 customers, with Southwest accounting for approximately 9% of total revenues. Additionally, two customers combined accounted for approximately 24% of total revenue, while four other customers individually accounted for 5% or more of total revenue.

Employment fluctuates between seasonal construction periods, which are normally heaviest in the summer and fall months. At December 31, 2016, Centuri had 4,030 regular full-time equivalent employees. Employment peaked in September 2016 when there were 5,938 employees. Most employees are represented by unions and are covered by collective bargaining agreements, which is typical of the utility construction industry.

Centuri’s operations are conducted from 24 field locations throughout the United States and 12 field locations within Canada, with corporate headquarters located in Phoenix, Arizona. Buildings and equipment storage yards are normally leased from third parties. The lease terms are typically five years or less.

Centuri is not directly affected by regulations promulgated by the ACC, PUCN, CPUC, or FERC. Centuri is an unregulated subsidiary of the Company. However, because Centuri performs work for Southwest, its associated construction costs are subject indirectly to “prudency reviews” just as any other capital work that is performed by third parties or directly by Southwest. However, such “prudency reviews” would not bring Centuri under the regulatory jurisdiction of any of the commissions noted above.

Centuri has a 65% interest in IntelliChoice Energy, LLC (“ICE”) and consolidates ICE as a majority owned subsidiary. ICE was established in 2009 and markets natural gas engine-driven heating, ventilating, and air conditioning (“HVAC”) technology and products. To date, ICE has not been a significant component of Centuri operating results.

Centuri, through its subsidiaries, holds a 50% interest in W.S. Nicholls Western Construction LTD. (“Western”), a Canadian construction services company that is a variable interest entity that specializes in construction of underground aviation fueling systems and storage tanks. The Company is not the primary beneficiary of Western; therefore, Western is not consolidated with Centuri and is accounted for under the equity method of accounting. Furthermore, Centuri, through its subsidiaries, also has a 25% interest in CCI-TBN Toronto, Inc., and a 50% interest in Matheson-Nicholls Joint Venture, subject to equity method accounting as well. To date, neither Western, CCI-TBN Toronto, Inc., nor Matheson-Nicholls Joint Venture have been a significant component of Centuri’s financial results.

Item 1A.	RISK FACTORS

Described below (and in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of this report) are risk factors that we have identified that may have a negative impact on our future financial performance or affect whether we achieve the goals or expectations expressed or implied in any forward-looking statements contained herein. Because Southwest Gas Holdings, Inc. was formed as the successor issuer (to Southwest Gas Corporation) of public equity securities subsequent to December 31, 2016, and because these discussions relate to ongoing risks and future impacts, unless indicated otherwise, references below to “we,” “us,” and “our” should be read to refer to Southwest Gas Holdings, Inc. and its subsidiaries, including Southwest Gas Corporation.

As a holding company, Southwest Gas Holdings, Inc. depends on operating subsidiaries to meet financial obligations.

Southwest Gas Holdings, Inc. has no significant assets other than the stock of operating subsidiaries and is not expected to have significant operations on its own. Southwest Gas Holdings’ ability to pay dividends to shareholders is dependent on the ability of its subsidiaries to generate sufficient net income and cash flows to service debt and pay upstream dividends. Because of the relative size of subsidiary operations, and their relative impacts to net income and cash flows, substantial dependency on the utility operations of Southwest Gas Corporation exists. The ability of Southwest Holdings’ subsidiaries to pay upstream dividends and make other distributions would be subject to applicable state law and regulatory restrictions.

Governmental policies and regulatory actions can reduce our earnings.

Regulatory commissions set our utility customer rates and determine what we can charge for our rate-regulated services. Our ability to obtain timely future rate increases depends on regulatory discretion. Governmental policies and regulatory actions, including those of the ACC, CPUC, FERC, and PUCN relating to allowed rates of return, rate structure, purchased gas and investment recovery, operation and construction of facilities, present or prospective wholesale and retail competition, changes in tax laws and policies, and changes in and compliance with environmental and safety laws such as the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 and policies, can reduce our earnings. Risks and uncertainties relating to delays in obtaining, or failure to obtain, regulatory approvals, conditions imposed in regulatory approvals, and determinations in regulatory investigations can also impact financial performance. In particular, the timing and amount of rate relief can materially impact results of operations.

We are unable to predict what types of conditions might be imposed on Southwest or what types of determinations might be made in pending or future regulatory proceedings or investigations. We nevertheless believe that it is not uncommon for conditions to be imposed in regulatory proceedings, for Southwest to agree to conditions as part of a settlement of a regulatory proceeding, or for determinations to be made in regulatory investigations that reduce our earnings and liquidity. For example, we may request recovery of a particular operating expense in a general rate case filing that a regulator disallows, negatively impacting our earnings if the expense continues to be incurred. Southwest records regulatory assets in its consolidated financial statements to reflect the ratemaking and regulatory decision-making authority of the regulators, as allowed by generally accepted accounting principles. The creation of a regulatory asset allows for the deferral of costs which, absent a mechanism to recover such costs from customers in rates approved by regulators, would be charged to expense in the consolidated income statement in the period incurred. If there was a change in regulatory positions surrounding the collection of these deferred costs, there could be a material impact on financial position, results of operations, and cash flows.

We may be subject to disallowances, penalties or fines related to the operation of natural gas pipelines under recent regulations concerning natural gas pipeline safety, which could have an adverse effect on our results of operations, financial condition, and/or cash flows.

We are committed to consistently monitoring and maintaining our distribution system and storage operations to ensure that natural gas is acquired, stored and delivered safely, reliably and efficiently. Due to the combustible nature of our product, we anticipate that the natural gas industry could be the subject of increased federal, state, and local regulatory oversight over time. We continue to work diligently with industry associations and federal, state, and local regulators to ensure compliance with any new laws, such as the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 and the series of significant rulemakings to be proposed by the Pipeline and Hazardous Materials Safety Administration. We expect there to be increased costs associated with compliance (and potential penalties for any non-compliance) with these and similar laws. If these costs are not recoverable in our customer rates, or if there are delays in recoverability due to regulatory lag, they could have a negative impact on our operating costs and financial results.

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

We have life insurance policies with a net death benefit value at December 31, 2016 of approximately $241 million on members of management and other key employees to indemnify ourselves against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The net cash surrender value of these policies (which is the cash amount we would receive if we voluntarily terminated the policies) is approximately $107 million at December 31, 2016 and is included in the caption “Other property and investments” on the balance sheet. Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, the cash surrender value (but not the net death benefits) moves up and down consistent with the movements in the broader stock and bond markets. During 2016, the Company recognized income of $7.4 million in Other income (deductions) due to increases in the cash surrender values of its company-owned life insurance policies and net death benefits recognized compared to a loss of $500,000 due to decreases in cash surrender values during 2015. Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender value components of company-owned life insurance policies, as they progress towards the ultimate death benefits, are also recorded without tax consequences. Currently, we intend to hold the company-owned life insurance policies for their duration. Changes in the cash surrender value of company-owned life insurance policies, except as related to the purchase of additional policies, affect our earnings but not our cash flows.

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

Rate schedules in each of our service territories contain purchased gas adjustment clauses which permit us to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. We have used short-term borrowings in the past to temporarily finance increases in purchased gas costs, and we expect to do so during 2017, if the need again arises.

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

Management has worked with regulatory commissions in designing rate structures that strive to provide affordable and reliable service to its customers while mitigating the volatility in prices to customers and stabilizing returns to investors. Rate structures in all service territories allow Southwest to separate or “decouple” the recovery of operating margin from natural gas consumption, though decoupled structures vary by state. In California, authorized operating margin levels vary by month. In Nevada, a decoupled rate structure applies to most customer classes providing stability in annual operating margin. In Arizona, a full revenue decoupling mechanism (currently, with a winter-period monthly weather adjuster) is in place for most customer classes. Significantly warmer-than-normal weather conditions in our service territories and other factors, such as climate change and alternative energy sources, may result in decreased cash flows attributable to lower natural gas sales and delays in recovering regulatory asset balances. Furthermore, continuation of the decoupled rate designs currently in place are subject to regulatory discretion, and if unfavorably modified or discontinued could adversely impact our financial position and results of operations.

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

As a utility provider, maintaining business operations is critical for our customers, business partners, suppliers, and our employees. A disruption in service could adversely impact our reputation, ability to provide utility services for our customers, as well as impact the media used to communicate and exchange information both internally and externally.

We process and store sensitive information including personal identifiable information, intellectual property, and business proprietary information as part of normal business operations. A cybersecurity breach of this information could expose us to monetary and other damages from customers, suppliers, business partners, government agencies, and others. In addition, a breach could increase costs incurred to protect against such risks, introduce financial penalties, and increase regulation for the industry.

Physical damage due to a cybersecurity incident or acts of cyber terrorism could impact utility services provided to our customers and could lead to material liabilities. We have taken the initiative in fortifying the core infrastructure that supports the utility services provided to our customers. While these measures do not eliminate the threats, they do provide layers of defense to mitigate these risks. Even though we have insurance coverage in place for cyber-related risks, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected to the extent not fully covered by such insurance coverage.

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

Weather conditions in Centuri’s operating areas can adversely affect operations, financial position, and cash flows.

Centuri’s results of operations, financial position, and cash flows can be significantly impacted by changes in weather that affect the ability of Centuri to provide utility companies with contracted-for trenching, installation, and replacement of underground pipes, as well as maintenance services for energy distribution systems. Generally, Centuri’s revenues are lowest during the first quarter of the year due to less favorable winter weather conditions.

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

During 2016, over half of the construction services revenues were generated from seven customers. This concentration of risk could be impactful to operating results if construction work slowed or halted with one or more of these customers, if competition for work increased, or if existing contracts were not replaced or extended.

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

The plant investment of Southwest consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators, which comprise the pipeline systems and facilities located in and around the communities served. Southwest also includes other properties such as land, buildings, furnishings, work equipment, vehicles, and software systems in plant investment. The northern Nevada and northern California properties of Southwest are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Several properties are leased by Southwest. Total gas plant, exclusive of leased property, at December 31, 2016 was $6.3 billion, including construction work in progress. It is the opinion of management that the properties of Southwest are suitable and adequate for its purposes.

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

We are named as a defendant in various legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that none of this litigation individually or in the aggregate will have a material adverse impact on our financial position, results of operations, or cash flows.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The listing of the executive officers is set forth under Part III Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, which by this reference is incorporated herein.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which the common stock of Southwest Gas Holdings, Inc. is traded is the New York Stock Exchange. At February 15, 2017, there were 13,488 holders of record of common stock, and the market price of the common stock was $82.93. The quarterly market price of, and dividends on, common stock required by this item are included in the Company’s 2016 Annual Report to Shareholders filed as an exhibit hereto and incorporated herein by reference.

Dividends are payable on the Company’s common stock at the discretion of the Board of Directors (“Board”). In setting the dividend rate, the Board considers, among other factors, current and expected future earnings levels, our ongoing capital expenditure plans and expected external funding needs, our payout ratio, and our ability to maintain strong credit ratings and liquidity. The Company has paid dividends on its common stock since 1956 and has increased that dividend each year since 2007. In February 2017, the Board elected to increase the quarterly dividend from $0.45 to $0.495 per share, representing a 10% increase, effective with the June 2017 payment. The Board currently targets a payout ratio of 55% to 65% of consolidated earnings per share. The quarterly common stock dividend declared was 36.5 cents per share throughout 2014, 40.5 cents per share throughout 2015, and 45 cents per share throughout 2016.

Item 6.	SELECTED FINANCIAL DATA

Information required by this item is included in the 2016 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is included in the 2016 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various forms of market risk, including commodity price risk, weather risk, interest rate risk, and foreign currency exchange rate risk. The following describes our exposure to these risks.

Commodity Price Risk

In managing its natural gas supply portfolios, Southwest has historically entered into short duration (generally one year or less) fixed-price contracts and variable-price contracts (firm and spot). Southwest has experienced price volatility over the past several years and such volatility is expected to continue into 2017 and beyond.

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

In late 2013, the utilization of swaps and fixed-price purchases pursuant to the Volatility Mitigation Program was suspended for Southwest’s Nevada service territories. Management along with regulators will continue to evaluate this strategy in light of prevailing or anticipated changing market conditions.

Southwest’s natural gas purchasing practices are subject to prudence review by the various regulatory bodies in each jurisdiction. PGA changes affect cash flows and potentially short-term borrowing requirements, but do not directly impact profit margin.

Weather Risk

Rate design is the primary mechanism available to Southwest to mitigate weather risk. All of Southwest’s service territories have decoupled rate structures which mitigate weather risk. In California, CPUC regulations allow Southwest to decouple operating margin from usage and offset weather risk. In Nevada, a decoupled rate structure applies to most customer classes providing stability in annual operating margin by insulating us from the effects of lower usage (including volumes associated with unusual weather). In Arizona, a full revenue decoupling mechanism (currently, with a winter-period monthly weather adjuster), is in place for most customer classes. With decoupled rate structures, Southwest’s operating margin is limited during unusually cold weather. Additionally, Southwest is not assured that decoupled rate structures will continue to be supported in future rate cases.

Interest Rate Risk

Interest rate risk is the risk that changes in interest rates could adversely affect earnings or cash flows. The primary interest rate risk for us is the risk of increasing interest rates on variable-rate obligations. Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. In Nevada, fluctuations in interest rates on $150 million of variable-rate Industrial Development Revenue Bonds (“IDRBs”) are tracked and recovered from ratepayers through an interest balancing account, which mitigates risk to earnings and cash flows from interest rate fluctuations on these IDRBs between general rate cases. As of December 31, 2016 and 2015, Southwest had $55 million and $218 million, respectively, in variable-rate debt outstanding, excluding the IDRBs noted above. Assuming a constant outstanding balance on variable-rate debt for the next twelve months, a hypothetical 1% change in interest rates would increase or decrease interest expense for the next twelve months by approximately $550,000. As of December 31, 2016 and 2015, Centuri had approximately $148 million and $173 million, respectively, in variable-rate debt outstanding. Assuming a constant outstanding balance in variable-rate debt for the next twelve months, a hypothetical 1% change in interest rates would increase or decrease interest expense for the next twelve months by approximately $1,480,000.

Foreign Currency Exchange Rate Risk

We own construction services businesses that operate in Canada. Due to these operations, we are exposed to market risk associated with foreign currency exchange rate fluctuations between the Canadian dollar and the U.S. dollar. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of income and balance sheets from their functional currency (the Canadian Dollar) to our reporting currency (the U.S. Dollar) for consolidation purposes. During 2016, translation adjustments due to fluctuations in exchange rates were not significant. We do not have exposure to other foreign currency exchange rate fluctuations.

Other risk information is included in Item 1A. Risk Factors of this report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Southwest Gas Corporation (the predecessor to Southwest Gas Holdings, Inc., which was formed in January 2017) and Subsidiaries including the Notes thereto, together with the report of PricewaterhouseCoopers LLP, are included in the 2016 Annual Report to Shareholders and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and benefits of controls must be considered relative to their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Based on the most recent evaluation, as of December 31, 2016, management, including the Chief Executive Officer and Chief Financial Officer, believes our disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

Internal Control Over Financial Reporting

The report of management required to be reported herein is incorporated by reference to the information reported in the 2016 Annual Report to Shareholders under the caption “Management’s Report on Internal Control Over Financial Reporting” on page 91.

The Attestation Report of the Independent Registered Public Accounting Firm required to be reported herein is incorporated by reference to the information reported in the 2016 Annual Report to Shareholders under the caption “Report of Independent Registered Public Accounting Firm” on page 92.

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

On February 23, 2017, the Board of Directors of Southwest Gas Holdings, Inc. approved the following compensation program established by the Compensation Committee, which established, for eligible employees, new annual and long-term incentive programs under the Management Incentive Plan and the 2006 Restricted Stock/Unit Plan. The named executive officers currently serving as officers are participants in both programs.

Annual incentives under the Management Incentive Plan will be payable in cash and will be based on net income measures, customer satisfaction, safety, and operations and maintenance expense per customer. The annual incentives will be subject to minimum thresholds. The target annual incentive opportunity and the range of payments for the named executive officers are as follows:

Named Executive Officer	Target Annual Incentive (as percentage of base salary)	Range of Payment Relative to Target (if earned)
John P. Hester, President and Chief Executive Officer	100%	70% to 140%
Roy R. Centrella, Senior Vice President/Chief Financial Officer	60%	70% to 140%
Karen S. Haller, Senior Vice President/General Counsel and Corporate Secretary	60%	70% to 140%
Eric DeBonis, Senior Vice President/Operations	50%	70% to 140%

As of January 1, 2017, the named executive officers were granted time-based restricted stock unit awards under the 2006 Restricted Stock/Unit Plan. Each time-based restricted stock unit award is eligible to vest as to 40% of the covered shares on the first anniversary of the grant date, and as to 30% of the covered shares on each of the second and third anniversaries of the grant date. The restricted stock unit awards for the named executive officers are as follows:

Named Executive Officer	Award (as percentage of base salary)
John P. Hester	60%
Roy R. Centrella	30%
Karen S. Haller	30%
Eric DeBonis	30%

Performance-based incentive opportunities under the 2006 Restricted Stock/Unit Plan were granted in the form of performance shares and will be based on, depending on the officer, consolidated earnings per share, utility net income, and return on equity, with an adjustment based on relative total shareholder return, in each case measured over three years. The target performance share opportunities and the range of performance share payments for the three-year performance period from January 1, 2017, to December 31, 2019, for the named executive officers are as follows:

Named Executive Officer	Target Award (as percentage of base salary)	Range of Award Payment Relative to Target (if earned)
John P. Hester	140%	50% to 195%
Roy R. Centrella	70%	50% to 195%
Karen S. Haller	70%	50% to 195%
Eric DeBonis	60%	50% to 195%

The foregoing descriptions of the awards are qualified by reference to the applicable administrative provisions of the Management Incentive Plan and the 2006 Restricted Stock/Unit Plan, which are incorporated herein by reference to the 2016 Proxy Statement filed on Schedule 14A on March 31, 2016 and 2014 Proxy Statement filed on Schedule 14A on March 26, 2014, respectively.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive Southwest Gas Holdings, Inc. 2017 Proxy Statement, which by this reference is incorporated herein.

(b) Identification of Executive Officers. The name, age, position, and period position held during the last five years for each of the Executive Officers of the Company as of December 31, 2016 are as follows:

Name	Age	Position	Period Position Held
John P. Hester	54	President and Chief Executive Officer President Executive Vice President Senior Vice President/Regulatory Affairs & Energy Resources	2015-Present 2014-2015 2013-2014 2012-2013

Roy R. Centrella	59	Senior Vice President/Chief Financial Officer	2012-Present

Eric DeBonis	49	Senior Vice President/Operations Senior Vice President/Staff Operations & Technology	2012-Present 2012

Karen S. Haller	53	Senior Vice President/General Counsel and Corporate Secretary Vice President/General Counsel, Compliance Officer, and Corporate Secretary	2012-Present 2012

Anita M. Romero	54	Senior Vice President/Staff Operations & Technology Vice President/Information Services Vice President/Special Projects	2013-Present 2012-2013 2012

Kenneth J. Kenny	54	Vice President/Finance/Treasurer	2012-Present

Gregory J. Peterson	57	Vice President/Controller and Chief Accounting Officer	2012-Present

(c) Identification of Certain Significant Employees. None.

(d) Family Relationships. No Directors or Executive Officers are related either by blood, marriage, or adoption.

(e) Business Experience. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive Southwest Gas Holdings, Inc. 2017 Proxy Statement, which by this reference is incorporated herein. All Executive Officers have held responsible positions with us for at least five years as described in (b) above.

(f) Involvement in Certain Legal Proceedings. None.

(g) Promoters and Control Persons. None.

(h) Audit Committee Financial Expert. Information with respect to the financial expert of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive Southwest Gas Holdings, Inc. 2017 Proxy Statement, which by this reference is incorporated herein.

(i) Identification of the Audit Committee. Information with respect to the composition of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive Southwest Gas Holdings, Inc. 2017 Proxy Statement, which by this reference is incorporated herein.

(j) Material Changes in Director Nomination Procedures for Security Holders. None.

Section 16(a) Beneficial Ownership Reporting Compliance. We have adopted procedures to assist directors and executive officers in complying with Section 16(a) of the Exchange Act which includes assisting in the preparation of forms for filing. Based upon a review of filings with the SEC and written representations that no other reports were required, we believe that all directors and executive officers complied during 2016 with the reporting requirements of Section 16(a) of the Exchange Act.

Code of Business Conduct and Ethics. We have adopted a code of business conduct and ethics for employees, including the president and chief executive officer, chief financial officer, chief accounting officer, and non-employee directors. A code of ethics is defined as written standards that are reasonably designed to deter wrongdoing and to promote: 1) honest and ethical conduct; 2) full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files; 3) compliance with applicable governmental laws, rules, and regulations; 4) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and 5) accountability for adherence to the code. The Code of Business Conduct and Ethics can be viewed on the website (www.swgasholdings.com). If any substantive amendments to the Code of Business Conduct and Ethics are made or any waivers are granted, including any implicit waiver, from a provision of the Code of Business Conduct & Ethics, to our president and chief executive officer, chief financial officer and chief accounting officer, the nature of such amendment or waiver will be disclosed on www.swgasholdings.com.

Item 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation is set forth under the heading “Executive Compensation” in the definitive Southwest Gas Holdings, Inc. 2017 Proxy Statement, which by this reference is incorporated herein.

(a) Compensation Committee Interlocks and Insider Participation. Information with respect to Compensation Committee interlocks and insider participation is set forth under the heading “Governance of the Company” in the definitive Southwest Gas Holdings, Inc. 2017 Proxy Statement, which by this reference is incorporated herein.

(b) Compensation Committee Report. Information with respect to the Compensation Committee Report is set forth under the heading “Compensation Committee Report” in the definitive Southwest Gas Holdings, Inc. 2017 Proxy Statement, which by this reference is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive Southwest Gas Holdings, Inc. 2017 Proxy Statement, which by this reference is incorporated herein.

(b) Security Ownership of Management. Information with respect to security ownership of management is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive Southwest Gas Holdings, Inc. 2017 Proxy Statement, which by this reference is incorporated herein.

(c) Changes in Control. None.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. At December 31, 2016, we had stock-based compensation plans for Southwest employees. We previously granted options to purchase shares of common stock to key employees and outside directors. The option grants in 2006 consumed the remaining options that could be issued under the option plan. All options have been exercised. Information with regard to the management incentive plan and the restricted stock/unit plan is provided in the following tables.

Pursuant to the terms of the management incentive plan, we may issue performance shares to encourage key employees to remain employed to achieve short-term and long-term performance goals.

Plan category	Number of securities to be issued upon vesting of performance shares	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance (excluding securities reflected in column a)
	(a)	(b)	(c)
(Thousands of shares)
Equity compensation plans approved by security holders	168	$55.62	818
Equity compensation plans not approved by security holders	—	—	—

Total	168	$55.62	818

Pursuant to the terms of the restricted stock/unit plan, we may award restricted stock and restricted stock units to attract, motivate, retain and reward key employees with incentives for high levels of individual performance and improved financial performance and to attract, motivate, and retain experienced and knowledgeable independent directors.

Plan category	Number of securities to be issued upon vesting of restricted stock units	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance (excluding securities reflected in column a)
	(a)	(b)	(c)
(Thousands of shares)
Equity compensation plans approved by security holders	262	$46.41	365
Equity compensation plans not approved by security holders	—	—	—

Total	262	$46.41	365

Additional information regarding the equity compensation plans is included in Note 11 of the Notes to Consolidated Financial Statements in the 2016 Annual Report to Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions, and director independence is set forth under the heading “Governance of the Company” in the definitive Southwest Gas Holdings, Inc. 2017 Proxy Statement, which by this reference is incorporated herein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to accounting fees and services associated with PricewaterhouseCoopers LLP is set forth under the heading “Selection of Independent Registered Public Accounting Firm” in the definitive Southwest Gas Holdings, Inc. 2017 Proxy Statement, which by this reference is incorporated herein.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report on Form 10-K:

(1)

The Consolidated Financial Statements of the Company (including the Report of Independent Registered Public Accounting Firm) required to be reported herein are incorporated by reference to the information reported in the 2016 Annual Report to Shareholders under the following captions:

(2)	All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(3)	See LIST OF EXHIBITS.

(b)	See LIST OF EXHIBITS.

Item 16.	FORM 10–K SUMMARY.

None.

LIST OF EXHIBITS

Exhibit Number	Description of Document

2.01

Plan of Reorganization, dated December 28, 2016, by and among Southwest Gas Corporation, Southwest Reorganization Co., Southwest Gas Holdings, Inc. and Southwest Gas Utility Group, Inc. Incorporated herein by reference to Exhibit 2.1 to Form 8-K dated December 28, 2016, File No. 1-07850.

2.02

Agreement and Plan of Merger, dated December 28, 2016, by and among Southwest Gas Corporation, Southwest Reorganization Co. and Southwest Gas Holdings, Inc. Incorporated herein by reference to Exhibit 2.2 to Form 8-K dated December 28, 2016, File No. 1-07850.

3(i)	Articles of Incorporation of Southwest Gas Holdings, Inc. Incorporated herein by reference to Exhibit 3.1 to Form 8-K dated December 28, 2016, File No. 1-07850.

3(i)	Articles of Incorporation with Statement of Conversion of Southwest Gas Corporation.

3(ii)	Bylaws of Southwest Gas Holdings, Inc. Incorporated herein by reference to Exhibit 3.2 to Form 8-K dated December 28, 2016, File No. 1-07850.

3(ii)	Bylaws of Southwest Gas Corporation.

4.01

Indenture between City of Big Bear Lake, California, and Harris Trust and Savings Bank as Trustee, dated December 1, 1993, with respect to the issuance of $50,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation Project), 1993 Series A, due 2028. Incorporated herein by reference to Exhibit 4.11 to Form 10-K for the year ended December 31, 1993, File No. 1-07850.

4.02

Indenture between Southwest Gas Corporation and Harris Trust and Savings Bank dated July 15, 1996, with respect to Debt Securities. Incorporated herein by reference to Exhibit 4.04 to Form 8-K dated July 26, 1996, File No. 1–07850.

4.03

First Supplemental Indenture of Southwest Gas Corporation to Harris Trust and Savings Bank dated August 1, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to 7 1/2% and 8% Debentures, due 2006 and 2026, respectively. Incorporated herein by reference to Exhibit 4.11 to Form 8-K dated July 31, 1996, File No. 1-07850.

4.04

Second Supplemental Indenture of Southwest Gas Corporation to Harris Trust and Savings Bank dated December 30, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to Medium-Term Notes. Incorporated herein by reference to Exhibit 4.04 to Form 8-K dated December 30, 1996, File No. 1–07850.

4.05	Certificate of Trust of Southwest Gas Capital III. Incorporated herein by reference to Exhibit 4.04 to Form S–3 dated August 7, 2003, File No. 333-106419.

4.06	Certificate of Trust of Southwest Gas Capital IV. Incorporated herein by reference to Exhibit 4.05 to Form S–3 dated August 7, 2003, File No. 333-106419.

Exhibit Number	Description of Document

4.07	Trust Agreement of Southwest Gas Capital III. Incorporated herein by reference to Exhibit 4.07 to Form S-3 dated August 7, 2003, File No. 333-106419.

4.08	Trust Agreement of Southwest Gas Capital IV. Incorporated herein by reference to Exhibit 4.08 to Form S-3 dated August 7, 2003, File No. 333-106419.

4.09	Form of Southwest Gas Holdings, Inc. Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to Form S-3 dated January 4, 2017, File No. 333-208609-01.

4.10	Form of Southwest Gas Corporation Common Stock Certificate. Incorporated herein by reference to Exhibit 4 to Form 8-K dated July 22, 2003, File No. 1-07850.

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

4.16

Note Purchase Agreement, dated November 18, 2010, by and between Southwest Gas Corporation and Metropolitan Life Insurance Company, John Hancock Life Insurance Company (U.S.A.), certain of their respective affiliates, and Union Fidelity Life Insurance Company. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated November 18, 2010, File No. 1-07850.

4.17

Amendment No. 1 to Note Purchase Agreement, dated March 28, 2014, by and among Southwest Gas Corporation and the holders of the Notes. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated March 31, 2014, File No. 1–07850.

4.18

Amendment No. 2 to Note Purchase Agreement, dated September 30, 2016, by and among Southwest Gas Corporation and the holders of the Notes. Incorporated herein by reference to Exhibit 4.02 to Form 10-Q for the quarter ended September 30, 2016, File No. 1–07850.

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

Exhibit Number	Description of Document

4.23

Indenture, dated as of October 4, 2013, by and between Southwest Gas Corporation and the Bank of New York Mellon Trust Company, N.A., as Trustee. 4.875% Notes due 2043. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated October 1, 2013. File No. 1-07850.

4.24	Southwest Gas Corporation Dividend Reinvestment and Direct Stock Purchase Plan. Incorporated by reference to Exhibit 4.4 to Form S-3ASR dated December 18, 2015, File No. 333-208609.

4.25

Indenture, dated September 29, 2016, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. 3.80% Senior Notes due 2046. Incorporated herein by reference to Exhibit 4.01 to Form 10-Q for the quarter ended September 30, 2016, File No. 1-07850.

4.26

The Company and Southwest hereby agree to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Southwest Gas Holdings or its subsidiaries; the total amount of securities authorized thereunder does not exceed 10% of the consolidated total assets of Southwest Gas Holdings and its subsidiaries.

10.01

Project Agreement between Southwest Gas Corporation and City of Big Bear Lake, California, dated as of December 1, 1993. Incorporated herein by reference to Exhibit 10.05 to Form 10-K for the year ended December 31, 1993, File No. 1-07850.

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

10.04 *	Form of Change in Control Agreement with Officers. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated November 14, 2013, File No. 1-07850.

10.05 *	Southwest Gas Corporation Management Incentive Plan, amended and restated. Incorporated herein by reference to Appendix A to the Proxy Statement dated March 26, 2014, File No. 1–07850.

10.06 *

Southwest Gas Corporation Executive Deferral Plan, amended and restated March 1, 2008, effective January 1, 2005. Southwest Gas Corporation Executive Deferral Plan, amended and restated effective January 1, 2009. Incorporated herein by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2008, File No. 1-07850.

10.07 *

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

10.09

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

10.10

Financing Agreement between Clark County, Nevada, and Southwest Gas Corporation, dated as of September 1, 2008, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2008A. Incorporated herein by reference to Exhibit 10.03 to Form 10-Q for the quarter ended September 30, 2008, File No. 1-07850.

10.11

Financing Agreement between Clark County, Nevada and Southwest Gas Corporation, dated December 1, 2009, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2009A. Incorporated herein by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2009, File No. 1-07850.

10.12	Southwest Gas Corporation $300 million Credit Facility. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 15, 2012, File No. 1-07850.

10.13

Amendment No. 1 to Revolving Credit Agreeement, dated as of March 25, 2014, by and among Southwest Gas Corporation, each of the lenders parties to the Revolving Credit Agreeement referred to therein, and the Bank of New York Mellon, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 25, 2014, File No. 1–07850.

10.14

Amendment No. 2 to Revolving Credit Agreeement, dated as of March 25, 2015, by and among Southwest Gas Corporation, each of the lenders parties to the Revolving Credit Agreeement referred to therein, and the Bank of New York Mellon, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 24, 2015, File No. 1–07850.

10.15

Amendment No. 3 to Revolving Credit Agreeement, dated as of March 28, 2016, by and among Southwest Gas Corporation, each of the lenders parties to the Revolving Credit Agreeement referred to therein, and the Bank of New York Mellon, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 28, 2016, File No. 1–07850.

10.16 *	Southwest Gas Corporation 2006 Restricted Stock/Unit Plan, as amended and restated. Incorporated herein by reference to Appendix A to the Proxy Statement dated March 31, 2016, File No. 1-07850.

10.17	NPL (Centuri) $300 million Credit Facility Agreement. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended September 30, 2014, File No. 1-07850.

10.18

Amendment No. 1 to Credit Agreeement, dated as of January 13, 2016, by and among NPL Construction Co. and Centuri Construction Group, Inc., as US Borrowers, Lynxus Construction Group Inc., a corporation organized under the laws of the Province of Ontario, Canada, as Canadian Borrower, the Lenders party thereto, and Wells Fargo Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2015, File No. 1-07850.

10.19 *	Form of Performance Share Award Agreement with Named Executive Officers

10.20 *	Form of Restricted Stock Unit Award Agreement with Named Executive Officers

12.02	Computation of Ratios of Earnings to Fixed Charges of Southwest Gas Corporation.

13.01	Portions of Southwest Gas Corporation 2016 Annual Report to Shareholders incorporated by reference to the Form 10-K.

21.01	List of subsidiaries of Southwest Gas Corporation.

23.01	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.02	Southwest Gas Corporation Section 302 Certifications.

32.01	Southwest Gas Corporation Section 906 Certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Management Contracts or Compensation Plans

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS CORPORATION
(registrant)

Date: February 28, 2017	By:	/S/ JOHN P. HESTER
John P. Hester
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN P. HESTER (John P. Hester)	Director, President and Chief Executive Officer	February 28, 2017

/S/ MICHAEL J. MELARKEY (Michael J. Melarkey)	Director	February 28, 2017

/S/ KAREN S. HALLER (Karen S. Haller)	Director, Senior Vice President/General Counsel and Corporate Secretary	February 28, 2017

/S/ ROY R. CENTRELLA (Roy R. Centrella)	Director, Senior Vice President/Chief Financial Officer	February 28, 2017

/S/ GREGORY J. PETERSON (Gregory J. Peterson)	Vice President, Controller, and Chief Accounting Officer	February 28, 2017